Form 10QSB
period 2005-03-31
Pacific Northwest Productions Inc.
filed 2005-06-28
CIK 1303330

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549
                         FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended March 31, 2005.

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ---- to -----

             Commission File Number 333-119985

             PACIFIC NORTHWEST PRODUCTIONS INC.
   --------------------------------------------------
  (Exact name of registrant as specified in its charter)

       Nevada                             20-1334845
--------------------------            -----------------
(State or other jurisdiction          (I.R.S. Employer
of incorporation or organization      Identification No.)


           7164 Scott Road
         Surrey, B.C., Canada                 V3W 3M8
----------------------------------------      -------
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code: (604) 572-9863

                               None
------------------------------------------------------------------
Former Name, Address and Fiscal Year, if Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes X   No

At March 31, 2005, there were 1,500,000 shares of our common stock issued and outstanding.

                      TABLE OF CONTENTS
                      -----------------

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements...................................... 2

Item 2.  Management's Discussion and Analysis or Plan of Operation. 9

Item 3.  Controls and Procedures.................................. 12

                    PART II: OTHER INFORMATION

Item 6.  Exhibits................................................. 12

Signatures........................................................ 13

                    PART 1. FINANCIAL INFORMATION
                    -----------------------------

Item 1. Financial Statements
----------------------------
The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments
(which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form SB-2, which can be found on the SEC website (www.sec.gov) under SEC File Number 333-119985.

                     Pacific Northwest Productions Inc.
                     (A Development Stage Enterprise)
                             Balance Sheets

                                             March 31   December 31
                                               2005        2004
                                           (Unaudited)   (Audited)
                                           -----------   ---------
ASSETS
------
Current Assets
--------------
Cash                                       $   16,056    $  16,418
                                           ----------    ---------
  Total Current Assets                     $   16,056    $  16,418
                                           ----------    ---------
Fixed Assets
------------
Computer Equipment                              6,119        6,119
Accumulated Depreciation                         (680)        (170)
                                           ----------    ---------
  Total Fixed Assets                            5,439        5,949
                                           ----------    ---------
Total Assets                               $   21,495    $  22,367
                                           ==========    =========
LIABILITIES
-----------
Current Liabilities
-------------------
Accounts payable                           $   4,396     $   3,171
                                           ----------    ---------
  Total Current Liabilities                    4,396         3,171
                                           ----------    ---------
STOCKHOLDERS' EQUITY
--------------------
Common Stock (Note 2
  100,000,000 authorized shares,
  par value $0.001
  1,500,000 shares issued and outstanding      1,500        1,500
Additional paid-in capital                    28,500       28,500
Deficit accumulated during
 development stage                           (12,901)     (10,804)
                                           ----------    ---------
  Total Stockholedrs' Equity                  17,099       19,196
                                           ----------    ---------
Total Liabilities and Stockholders' Equity $  21,495     $ 22,367
                                           ==========    =========

Going Concern Contingency (Note 1)


The accompanying notes are an integral part of these interim financial statements.

                     Pacific Northwest Productions Inc.
                     (A Development Stage Enterprise)
                     Interim Statements of Operations
                               (unaudited)


                                     Three Months    July 6, 2004
                                        Ended       (indeption) to
                                    March 31, 2005  March 31, 2005
                                    --------------  --------------
Revenues:
--------
Revenues                            $        -         $     -
                                    --------------  --------------

Expenses:
--------
General and administrative expenses      2,097           12,901
                                    --------------  --------------

Net Loss for the Period             $   (2,097)     $   (12,901)
                                    ==============  ==============
Basic Earnings (loss)
Per Common Share                    $    (0.00)     $     (0.01)
                                    =============================
Weighted Average Number Of
Common Shares Outstanding            1,500,000        1,500,000
                                    =============================





The accompanying notes are an integral part of these interim financial statements.


                    Pacific Northwest Productions Inc.
                     (A Development Stage Enterprise)
                    Statement of  Stockholders' Equity
For the period from July 6, 2004 (inception) to March 31, 2005 (unaudited)



         ------------------------------------------------------------------
                     $0.001      Paid-In    Accumulated  Stockholders'
             Shares  Par Value   Capital      Deficit         Equity
         -------------------------------------------------------------
Balance
July 6, 2004  -      $   -      $     -     $     -        $    -


Stock Issued
for cash at
$0.005 per
share       1,000,000    1,000       4,000           -          5,000


Stock Issued
for cash at
$0.05 per
share         500,000     500       24,500           -         25,000

Net loss for
the period
from July 6,
2004 (inception)
to December
31, 2004       -        -            -        (10,804)        (10,804)
            ---------------------------------------------------------
Balance
December
31, 2004    1,500,000   1,500       28,500    (10,804)         19,196

Net loss for
the three
month period
ended March
31, 2005
(unaudited)    -        -            -         (2,097)         (2,097)
            ---------------------------------------------------------
Balance
March
31, 2005
(unaudited) 1,500,000  $1,500      $28,500   $(12,901)       $ 17,099
            =========================================================










The accompanying notes are an integral part of these interim financial statements.

                     Pacific Northwest Productions Inc.
                     (A Development Stage Enterprise)
                          Statement of Cash Flows
                               (Unaudited)


                                      Three Months    July 6, 2004
                                        Ended       (indeption) to
                                    March 31, 2005  March 31, 2005
                                    --------------  --------------

Cash Flows From Operating Activities:
------------------------------------
Net loss for the period                $   (2,097)     $ (12,901)

Adjustments To Reconcile Net Loss
To Net Cash From Operating
Activities:
  Depreciation                                510            680
Changre in non-cash working capital
Items:
  Accouns Payable                           1,225          4,396
                                       -------------------------
Net Cash Used in Operating Activities        (362)        (7,825)
                                       -------------------------

Cash Flows from Investing Activities:
------------------------------------
  Purchae of Computer Equipment                 -          6,119
                                       -------------------------
Net Cash Used in Investing Activities           -          6,119
                                       -------------------------

Cash Flows From Financing Activities:
------------------------------------
  Common Stock issued for cash                  -         30,000
                                       -------------------------
Net Cash Provided from Financing
Activities                                      -         30,000
                                       -------------------------
Net Increase (Decrease) In Cash              (362)        16,056

Cash Balance, Beginning Of Period          16,418              -
                                       -------------------------
Cash Balance, End Of Period            $   16,056      $  16,056
                                       =========================

Supplementary Disclosures:
--------------------------
Cash Paid for Interest                 $        -      $      -
Cash Paid Income taxes                 $        -      $      -
                                       =========================


The accompanying notes are an integral part of these interim financial statements.

                   Pacific Northwest Productions Inc.
                 Notes to Interim Financial Statements
                      March 31, 2005 (unaudited)

Note 1  -  Nature of Operations Summary of Significant Accounting Policies
--------------------------------------------------------------------------
Pacific Northwest Productions Inc. was incorporated under the laws of the State of Nevada for the purpose of converting VHS (analog) videotape information to DVD (digital) information. The Company has filed a Form SB-2 registration statement with the Securities and Exchange Commission and is currently seeking approval from the NASD to list its shares for trading on the OTCBB.

The Company has a total of 100,000,000 authorized shares with a par value of $0.001 per share and as of March 31, 2005 1,500,000 shares are issued and outstanding.

The Company has been in the initial organization stage since inception and has no current operating revenues. The Company's ability to continue as a going concern is dependent on raising additional capital to fund future operations, generating net profits from its planned business operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

The Company anticipates funding its operations for the next 12 months through cash on hand, advances from directors or through additional equity financing as is required.

Unaudited Interim Financial Statements
--------------------------------------
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company's Annual Report on Form 10 10-KSB, filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Organization
------------
The Company was incorporated on July 6, 2004 in the State of Nevada. The Company's fiscal year end is December 31 with its initial period being from July 6, 2004 (inception) to December 31, 2004.

Basis of Presentation
---------------------
These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.
                                  7

                 Pacific Northwest Productions Inc.
               Notes to Interim Financial Statements
                     March 31, 2005 (unaudited)

Note 1  -  Nature of Operations Summary of Significant Accounting Policies
(con't)
--------------------------------------------------------------------------
Development Stage Enterprise
----------------------------
The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company is devoting all of its present efforts to securing and establishing a new business. Its planned principal operations have not commenced and accordingly, no revenue has been derived during the organizational period.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------
The Company considers all liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

Computer Equipment
------------------
Computer equipment is recorded at cost. Depreciation is computed using the straight-line method with estimated useful lives of three years.

Fair Value of Financial Instruments
-----------------------------------
In accordance with the requirements of Financial Accounting Standards Board Statement ("SFAS") No. 107, management has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies.The fair value of financial instruments classified as current assets or liabilities approximate carrying value due to the short-term maturity of the instruments.

Income Taxes
------------
The Company has adopted the provisions of SFAS No. 109, Accounting for Income Taxes. The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

                    Pacific Northwest Productions Inc.
                  Notes to Interim Financial Statements
                        March 31, 2005 (unaudited)

Note 1  -  Nature of Operations Summary of Significant Accounting Policies
(con't)
--------------------------------------------------------------------------
Earnings (Loss) per Share
-------------------------
The Company computes earnings (loss) per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share". Basic earnings (loss) per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings (loss) per share are computed on the basis of the weighted averagenumber of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

As the Company has no dilutive securities outstanding, only basic earnings
(loss) per share has been presented.

Stock-Based Compensation
------------------------
The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Comprehensive Income
--------------------
SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and presentation of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No.130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company does not have any assets requiring disclosure of comprehensive income.

Note 2  -  Common Stock
-----------------------
The Company's authorized capitalization is 100,000,000 common shares with a par value of $0.001 per share.

As at March 31, 2005 and to date, the Company has not granted any stock options and has not recorded any stock-based compensation.

A total of 1,000,000 shares of the Company's common stock were issued to the founding officers and directors of the Company pursuant to stock subscription agreements at $0.005 per share for total proceeds of $5,000.

A total of 500,000 shares of the Company's common stock were issued pursuant to stock subscription agreements at $0.05 per share for total proceeds of $25,000.

                   Pacific Northwest Productions Inc.
                 Notes to Interim Financial Statements
                      March 31, 2005 (unaudited)

Note 3  -  Related Parties
--------------------------
As at March 31, 2005 and December 31, 2004 $401, which has been included in accounts payable, is due to a director and is non-interest bearing, unsecured and without specific terms of repayment.

Note 4  -  Income Taxes
-----------------------
The Company has net operating loss carry-forwards of approximately $13,000 which may be available to offset future taxable income. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred tax asset.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-----------------------------------------------------------------
The following discussion should be read in conjunction with the information contained in the audited financial statements and notes thereto set forth in our Form SB-2/A-3 Registration Statement, which can be found in its entirety on the SEC website at www.sec.gov under our SEC File No. 333-119985.

Note Regarding Forward-Looking Statements
-----------------------------------------
The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as anticipate, expect, intend, plan, will, the Company believes, management believes and similar words or phrases. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

Results of Operations
---------------------
Prior year comparative figures are not presented because the Company wasn't incorporated until on July 6, 2004.

We are a development stage company and have not yet realized any revenues.

Total operating expenses for the three months ended March 31, 2005 were $2,097, which were all general and administrative expenses.

Net loss was $2,097 or $0.00 per share for the three months ended March 31, 2005.

Liquidity and Capital Resources
-------------------------------
At March 31, 2005, we had $16,056 in cash in the bank and computer equipment in the amount of $5,439. Our total assets were $21,945.

Our accounts payable and total liabilities at March 31, 2005 were $4,396 resulting from general administration of our business.

We are currently preparing to sell securitis in an initial public offering pursuant to the Form SB-2 registration statement recently made effective by the U.S. Securities and Exchange Commission. As of the date of this report, we had not yet begun selling those securities.

Net cash used in operating activities for the three months ended March 31, 2005 was ($362). Our stockholders' equity was $17,099 at March 31, 2005.

There was no cash provided by financing or investing activities for the three months ended March 31, 2005.

While we believe our current capital, plus the proceeds we expect to receive from the sale of securities in our initial public offering, will be sufficient to generate revenues to sustain operations for the next twelve months without having to raise additional capital or seek bank or other loans, there can be no guarantee that we will have sufficient capital or will be able to obtain sufficient capital to meet our operational obligations, as and when needed.

In the next 12 months, we do not intend to spend any substantial funds on research and development and do not intend to purchase any major equipment.

We do not intend to hire any new employees during the ensuing year, unless our business operations expand sufficiently to warrant additional staff.

We do not anticipate any material commitments for capital expenditures in the near term. We are not aware of any trend in our industry or capital resources which may have a negative impact on our income or revenues.

Off-Balance Sheet Arrangements
------------------------------
We have no off-balance sheet arrangements.

Plan of Operation
-----------------
In an attempt to become fully operational and profitable, we will need to achieve the following milestones:

Phase III : May 2005 through December 2005

- Commence a local and regional advertising plan that would include small advertisements in technology publications and in local newspapers. It is anticipated that some of these advertisements will focus on a theme of "Preserving your family's precious moments". Estimated cost is US$1,000.

- Expand our online presence by placing several banner ads on oter websites with direct links to www.Pacificnorthwestproductions.com, as well as linking to as many different websites via a icon or listing.
In order to conserve capital, whenever possible PNP will attempt to establish co-operative arrangements with other websites whereby PNP will pay a commission to any referred business in lieu of up front placement fees for banners, icons or listings. Estimated cost is US$250.

-     Continue VHS videotape to DVD digital operations.

Deljit Bains and Davinder Bains will share the responsibilities in completing the designated milestones outlined in Phase III. It is anticipated that both Deljit and Davinder will continue to share the responsibilities in achieving the yet completed and ongoing milestones outlined in Phase III. Total costs of Phase III are estimated at US$1,250.

Total Costs to implement Phase I - III are estimated at US $8,775.

Critical Accounting Policies
----------------------------
Management's discussion and analysis of our financial condition and results of operations are based on the financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, Management will evaluate its estimates and will base its estimates on historical experience, as well as on various other assumptions in light of the circumstances surrounding the estimate, and the results will form the basis in making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. It should be noted, however, that actual results could materially differ from the amount derived from Management's estimates under different assumptions or conditions.

Our functional currency is in Canadian dollars, as all of our operations are in Canada. We used the United States dollar as our reporting currency for consistency with registrants of the Securities and Exchange Commission. Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in the comprehensive income account in stockholder's equity, if applicable.

Loss per share is computed using the weighted average number of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period reported.

Our Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted, would have a material effect on the our current financial statements.

Because we are a small, development stage company, with only three directors, we have not yet appointed an audit committee or any other committee of our Board of Directors.

ITEM 3.  CONTROLS AND PROCEDURES
--------------------------------
Within the 90 days prior to the date of this report, our Chief Financial Officer and Principal Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, we have concluded that the current disclosure controls are effective in timely alerting us to any material information required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of this evaluation.

                  PART II - OTHER INFORMATION
                  ---------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------
A) The following exhibits marked with an asterisk and required to be filed herein are incorporated by reference and can be found in their entirety in our original Form SB-2 registration statement, filed on October 27, 2004, under SEC File Number 333-119985:

Exhibit No.           Description
----------            -----------
*  3(i)               Articles of Incorporation
*  3(ii)              Bylaws
  31.1                Sec. 302 Certification of CEO
  31.2                Sec. 302 Certification of CFO
  32.1		      Sec. 906 Certification of CEO
  32.2                Sec. 906 Certification of CFO

B) There were no reports on Form 8-K filed during the quarter.

                           SIGNATURES
                           ----------

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Pacific Northwest Productions Inc.,
                                 Registrant

June 27, 2005                    By: /s/ Deljit Bains
                                 ---------------------------------------
                                 Deljit Bains, President, CEO, Treasurer
                                 and Chairman of the Board of Directors


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized.

                           PACIFIC NORTHWEST PRODUCTIONS INC.

Dated: June 27, 2005       By: /s/ Deljit Bains
                           --------------------------------------
                           Deljit Bains, President, Treasurer,
                           Chief Executive Officer and Chairman
                           of the Board of Directors

Dated: June 27, 2005       By: /s/ Davinder Bains
                           --------------------------------------
                           Davinder Bains, Secretary, Chief
                           Financial Officer, Principal
                           Accounting Officer and Director