Form 10QSB
period 2005-06-30
Pacific Northwest Productions Inc.
filed 2005-08-15
CIK 1303330

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549
                         FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended June 30, 2005.

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

At June 30, 2005, there were 1,500,000 shares of our common stock issued and outstanding.

                      TABLE OF CONTENTS
                      -----------------

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements...................................... 2

Item 2.  Management's Discussion and Analysis or Plan of Operation. 9

Item 3.  Controls and Procedures.................................. 11

                    PART II: OTHER INFORMATION

Item 6.  Exhibits................................................. 11

Signatures........................................................ 12

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

                     Pacific Northwest Productions Inc.
                     (A Development Stage Enterprise)
                             Balance Sheets

                                             June 30   December 31
                                               2005        2004
                                           (Unaudited)   (Audited)
                                           -----------   ---------
ASSETS
------
Current Assets
--------------
Cash                                       $   11,436    $  16,418
                                           ----------    ---------
  Total Current Assets                     $   11,436    $  16,418
                                           ----------    ---------
Fixed Assets
------------
Computer Equipment                              6,119        6,119
Accumulated Depreciation                       (1,190)        (170)
                                           ----------    ---------
  Total Fixed Assets                            4,929        5,949
                                           ----------    ---------
Total Assets                               $   16,365    $  22,367
                                           ==========    =========
LIABILITIES
-----------
Current Liabilities
-------------------
Accounts payable                           $   6,512     $   3,171
                                           ----------    ---------
  Total Current Liabilities                    6,512         3,171
                                           ----------    ---------
STOCKHOLDERS' EQUITY
--------------------
Common Stock (Note 2
  100,000,000 authorized shares,
  par value $0.001
  1,500,000 shares issued and outstanding
  (December 31, 2004 - 1,500,000)              1,500        1,500
Additional paid-in capital                    28,500       28,500
Deficit accumulated during
 development stage                           (20,147)     (10,804)
                                           ----------    ---------
  Total Stockholedrs' Equity                   9,853       19,196
                                           ----------    ---------
Total Liabilities and Stockholders' Equity $  16,365     $ 22,367
                                           ==========    =========

Going Concern Contingency (Note 1)


The accompanying notes are an integral part of these interim financial statements.

                     Pacific Northwest Productions Inc.
                     (A Development Stage Enterprise)
                     Interim Statements of Operations
                               (unaudited)


                                     Three Months      Six Months   July 6, 2004
                                        Ended            Ended     (inception) to
                                    June 30, 2005   June 30, 2005   June 30, 2005
                                    --------------  --------------  -------------
Revenues:
--------
Revenues                            $        -         $     -      $          -
                                    --------------  --------------  ------------

Expenses:
--------
Depreciation                               510            1,020            1,190
General and administrative expenses      6,736            8,323           18,957
                                    --------------  --------------  ------------
                                         7,246            9,343           20,147
                                    --------------  --------------  ------------

Net Loss for the Period             $   (7,246)     $    (9,343)         (20,147)
                                    ==============  ==============  ============

Basic Earnings (loss)
Per Common Share                    $    (0.00)     $     (0.01)
                                    =============================

Weighted Average Number Of
Common Shares Outstanding            1,500,000        1,500,000
                                    =============================











The accompanying notes are an integral part of these interim financial statements.

                     Pacific Northwest Productions Inc.
                     (A Development Stage Enterprise)
                      Interim Statement of Cash Flows
                               (Unaudited)


                                      Three Months    July 6, 2004
                                        Ended       (inception) to
                                    June 30, 2005    June 30, 2005
                                    --------------  --------------

Cash Flows From Operating Activities:
------------------------------------
Net loss for the period                $   (9,343)     $ (20,147)

Adjustments To Reconcile Net Loss
To Net Cash From Operating
Activities:
  Depreciation                              1,020          1,190
Changre in non-cash working capital
Items:
  Accouns Payable                           3,341          6,512
                                       -------------------------
Net Cash Used in Operating Activities      (4,982)       (12,445)
                                       -------------------------

Cash Flows from Investing Activities:
------------------------------------
  Purchae of Computer Equipment                 -          6,119
                                       -------------------------
Net Cash Used in Investing Activities           -          6,119
                                       -------------------------

Cash Flows From Financing Activities:
------------------------------------
  Common Stock issued for cash                  -         30,000
                                       -------------------------
Net Cash Provided from Financing
Activities                                      -         30,000
                                       -------------------------
Net Increase (Decrease) In Cash            (4,982)        11,436

Cash Balance, Beginning Of Period          16,418              -
                                       -------------------------
Cash Balance, End Of Period            $   11,436      $  11,436
                                       =========================

Supplementary Disclosures:
--------------------------
Cash Paid for Interest                 $        -      $      -
Cash Paid Income taxes                 $        -      $      -
                                       =========================


The accompanying notes are an integral part of these interim financial statements.

                   Pacific Northwest Productions Inc.
                    (A Development Stage Enterprise)
                 Notes to Interim Financial Statements
                      June 30, 2005 (unaudited)

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

The Company has a total of 100,000,000 authorized shares with a par value of $0.001 per share and as of June 30, 2005, 1,500,000 shares are issued and outstanding.

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

Unaudited Interim Financial Statements
--------------------------------------
The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company's Annual Report on Form 10 10-KSB, filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending
December 31, 2005.

Organization
------------
The Company was incorporated on July 6, 2004 in the State of Nevada. The Company's fiscal year end is December 31 with its initial period being from July 6, 2004 (inception) to December 31, 2004.

Basis of Presentation
---------------------
These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.
                                  6

                 Pacific Northwest Productions Inc.
                (A Development Stage Enterprise)
               Notes to Interim Financial Statements
                     June 30, 2005 (unaudited)

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

Use of Estimates
----------------
The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                    Pacific Northwest Productions Inc.
                    (A Development Stage Enterprise)
                  Notes to Interim Financial Statements
                        June 30, 2005 (unaudited)

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

As at June 30, 2005 and to date, the Company has not granted any stock options and has not recorded any stock-based compensation.

A total of 1,000,000 shares of the Company's common stock were issued to the founding officers and directors of the Company pursuant to stock subscription agreements at $0.005 per share for total proceeds of $5,000.

A total of 500,000 shares of the Company's common stock were issued pursuant to stock subscription agreements at $0.05 per share for total proceeds of $25,000.

                   Pacific Northwest Productions Inc.
                    (A Development Stage Enterprise)
                 Notes to Interim Financial Statements
                      June 30, 2005 (unaudited)

Note 3  -  Related Parties
--------------------------
As at June 30, 2005, $376, which has been included in accounts payable, is due to a director and is non-interest bearing, unsecured and without specific terms of repayment.

Note 4  -  Income Taxes
-----------------------
The Company has net operating loss carry-forwards of approximately $20,000 which may be available to offset future taxable income. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred tax asset.


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

Total operating expenses for the three months ended June 30, 2005 were $7,246, which consisted of depreciation expense in the amount of $510 and $6,736 in general and administrative expenses incurred in the day-to-day operation of our business.

Net loss was $7,246 or $0.00 per share for the three months ended June 30, 2005.

Liquidity and Capital Resources
-------------------------------
At June 30, 2005, we had $11,436 in cash in the bank and computer equipment in the amount of $4,929, net of accumulated depreciation of $1,190.
Our total assets were $16,365.

Our accounts payable and total liabilities at June 30, 2005 were $6,512 resulting from general administration of our business.

Net cash used in operating activities for the three months ended June 30, 2005 was ($4,982). Our stockholders' equity was $9,853 at June 30, 2005.

There was no cash provided by financing or investing activities for the three months ended June 30, 2005.

While we believe our current capital will be sufficient to generate revenues to sustain operations for the next twelve months without having to raise additional capital or seek bank or other loans, there can be no guarantee that we will have sufficient capital or will be able to obtain sufficient capital to meet our operational obligations, as and when needed.

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

Off-Balance Sheet Arrangements
------------------------------
We have no off-balance sheet arrangements or contractual or commercial commitments..


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

Although all of our operations to date have been in Canada, our functional currency is the United States dollar and we have also used the United States dollar as our reporting currency for consistency with registrants of the Securities and Exchange Commission.Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in the comprehensive income account in stockholder's equity, if applicable.

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

ITEM 3.  CONTROLS AND PROCEDURES
--------------------------------
Evaluation of Disclosure Controls and Procedures
------------------------------------------------
Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

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


                                 Pacific Northwest Productions Inc.,
                                 Registrant
August 13, 2005                  By: /s/ Deljit Bains
                                 ---------------------------------------
                                 Deljit Bains, President, CEO, Treasurer
                                 and Chairman of the Board of Directors


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized.

                           PACIFIC NORTHWEST PRODUCTIONS INC.

Dated: August 13, 2005     By: /s/ Deljit Bains
                           --------------------------------------
                           Deljit Bains, President, Treasurer,
                           Chief Executive Officer and Chairman
                           of the Board of Directors

Dated: August 13, 2005     By: /s/ Davinder Bains
                           --------------------------------------
                           Davinder Bains, Secretary, Chief
                           Financial Officer, Principal
                           Accounting Officer and Director