Form 10QSB
period 2005-09-30
Pacific Northwest Productions Inc.
filed 2005-11-15
CIK 1303330

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549
                         FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended September 30, 2005.

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

Indicate  by check mark  whether  the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act).   Yes  X   No

At September 30, 2005, there were 1,500,000 shares of our common stock issued and outstanding.

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

                     Pacific Northwest Productions Inc.
                     (A Development Stage Enterprise)
                             Balance Sheets

                                             September 30   December 31
                                               2005        2004
                                           (Unaudited)   (Audited)
                                           -----------   ---------
ASSETS
------
Current Assets
--------------
Cash                                       $    4,980    $  16,418
                                           ----------    ---------
  Total Current Assets                     $    4,980    $  16,418
                                           ----------    ---------
Fixed Assets
------------
Computer Equipment                              6,119        6,119
Accumulated Depreciation                       (1,700)        (170)
                                           ----------    ---------
  Total Fixed Assets                            4,419        5,949
                                           ----------    ---------
Total Assets                               $    9,399    $  22,367
                                           ==========    =========
LIABILITIES
-----------
Current Liabilities
-------------------
Accounts payable                           $   3,886     $   3,171
                                           ----------    ---------
  Total Current Liabilities                    3,886         3,171
                                           ----------    ---------
STOCKHOLDERS' EQUITY
--------------------
Common Stock (Note 2
  100,000,000 authorized shares,
  par value $0.001
  1,500,000 shares issued and outstanding
  (December 31, 2004 - 1,500,000)              1,500        1,500
Additional paid-in capital                    28,500       28,500
Deficit accumulated during
 development stage                           (24,487)     (10,804)
                                           ----------    ---------
  Total Stockholedrs' Equity                   5,513       19,196
                                           ----------    ---------
Total Liabilities and Stockholders' Equity $   9,399     $ 22,367
                                           ==========    =========

Going Concern Contingency (Note 1)


The accompanying notes are an integral part of these interim financial statements.

                     Pacific Northwest Productions Inc.
                     (A Development Stage Enterprise)
                     Interim Statements of Operations
                               (unaudited)


                               Three Months    Nine Months     July 6, 2004   July 6, 2004
                                  Ended           Ended      (inception) to  (inception) to
                               September 30   September 30    September 30     September 30
                                   2005           2005            2004            2005
                              --------------  --------------  -------------   -------------
Revenues:
--------
Revenues                      $        -        $     -      $          -     $         -
                              --------------  --------------  ------------     -----------

Expenses:
--------
Depreciation                          510            1,530                -          1,700
General and administrative
expenses                            3,830           12,153            7,954         22,787
                              --------------  --------------  ------------     -----------
 Net Loss for the Period      $     4,340       $   13,683     $      7,954     $   24,487
                              ==============  ==============  ============      ==========

Basic Loss per Common Share   $    (0.00)       $    (0.01)    $     (0.01)
                              ============================================

Weighted Average Number Of
Common Shares Outstanding       1,500,000        1,500,000        1,500,000
                              =============================================











The accompanying notes are an integral part of these interim financial statements.

                     Pacific Northwest Productions Inc.
                     (A Development Stage Enterprise)
                      Interim Statement of Cash Flows
                               (Unaudited)


                                         Nine Months     July 6, 2004    July 6, 2004
                                            Ended       (inception) to  (inception) to
                                        September 30     September 30    September 30
                                            2005             2004            2005
                                       --------------   --------------   -------------

Cash Flows From Operating Activities:
------------------------------------
Net loss for the period                $  (13,683)       $  (7,954)       $  (24,487)

Adjustments To Reconcile Net Loss
To Net Cash From Operating
Activities:
  Depreciation                              1,530                -             1,700
Changre in non-cash working capital
Items:
  Accounts Payable                            715            1,065             3,886
                                       ----------------------------------------------
Net Cash Used in Operating Activities     (11,438)          (6,889)          (18,901)
                                       ----------------------------------------------

Cash Flows from Investing Activities:
------------------------------------
  Purchae of Computer Equipment                 -                -             6,119
                                       ----------------------------------------------
Net Cash Used in Investing Activities           -                -             6,119
                                       ----------------------------------------------

Cash Flows From Financing Activities:
------------------------------------
  Common Stock issued for cash                  -         30,000              30,000
                                       ----------------------------------------------
Net Cash Provided from Financing
Activities                                      -         30,000              30,000
                                       ----------------------------------------------
Net Increase (Decrease) In Cash           (11,438)        23,111               4,980

Cash Balance, Beginning Of Period          16,418              -                   -
                                       ----------------------------------------------
Cash Balance, End Of Period            $    4,980      $  23,111          $    4,980
                                       ==============================================

Supplementary Disclosures:
--------------------------
Cash Paid for Interest                 $        -      $      -           $        -
Cash Paid Income taxes                 $        -      $      -           $        -
                                       ==============================================


The accompanying notes are an integral part of these interim financial statements.

                   Pacific Northwest Productions Inc.
                    (A Development Stage Enterprise)
                 Notes to Interim Financial Statements
                      September 30, 2005 (unaudited)

Note 1  -  Nature of Operations and Summary of Significant Accounting Policies
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

The Company has a total of 100,000,000 authorized shares with a par value of $0.001 per share and as of September 30, 2005, 1,500,000 shares are issued and outstanding.

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

Unaudited Interim Financial Statements
--------------------------------------
The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company's Annual Report on Form 10 10-KSB, filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending
December 31, 2005.

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

                 Pacific Northwest Productions Inc.
                (A Development Stage Enterprise)
               Notes to Interim Financial Statements
                     September 30, 2005 (unaudited)

Note 1 - Nature of Operations and Summary of Significant Accounting Policies (con't)
-----------------------------------------------------------------------------
Development Stage Enterprise
----------------------------
The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company is devoting all of its present efforts to securing and establishing a new business. Its planned principal operations have not commenced and accordingly, no revenue has been derived during the organizational period.

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

Computer Equipment and Depreciation
-----------------------------------
Computer equipment is recorded at cost. Depreciation is computed using the straight-line method with estimated useful lives of three years.

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

Income Taxes
------------
The Company has adopted the provisions of SFAS No. 109, "Accounting for Income Taxes". The Company accounts for income taxes pursuant to the provisions of SFAS No. 109, which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

                    Pacific Northwest Productions Inc.
                    (A Development Stage Enterprise)
                  Notes to Interim Financial Statements
                        September 30, 2005 (unaudited)

Note 1 - Nature of Operations and Summary of Significant Accounting Policies (con't)
------------------------------------------------------------------------------
Earnings (Loss) per Share
-------------------------
The Company computes earnings (loss) per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share". Basic earnings (loss) per share are computed on the basis of the weighted average number of common shares outstanding during each year.

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

Comprehensive Income
--------------------
SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and presentation of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No.130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company has not had any assets requiring disclosure of comprehensive income.

Note 2  -  Common Stock
-----------------------
The Company's authorized capitalization is 100,000,000 common shares with a par value of $0.001 per share.

As at September 30, 2005 and to date, the Company has not granted any stock options and has not recorded any stock-based compensation.

A total of 1,000,000 shares of the Company's common stock were issued to the founding officers and directors of the Company pursuant to stock subscription agreements at $0.005 per share for total proceeds of $5,000.

A total of 500,000 shares of the Company's common stock were issued pursuant to stock subscription agreements at $0.05 per share for total proceeds of $25,000.

                   Pacific Northwest Productions Inc.
                    (A Development Stage Enterprise)
                 Notes to Interim Financial Statements
                      September 30, 2005 (unaudited)

Note 3  -  Related Parties
--------------------------
As at September 30, 2005, $467, which has been included in accounts payable, is due to a director and is non-interest bearing, unsecured and without specific terms of repayment.

Note 4  -  Income Taxes
-----------------------
The Company has net operating loss carry-forwards of approximately $24,000 which may be available to offset future taxable income. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred tax asset.


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

Results of Operations
---------------------

Three Months Ended September 30, 2005 compared to the Three Months Ended September 30, 2004
-------------------------------------------------------------------------
We are a development stage company and have not yet generated any revenues sinceinception. We have commenced limited business operations and are currently developing our business. We are in the development stage and, at September 30, 2005, have not yet realized any income.

Total expenses were $4,340 for the three months ended September 30, 2005, which consisted of office and general expense of $3,830 and depreciation of $510, as compared to $7,954 for the period ended September 30, 2004, all of which consisted of office and general expense.

Net loss was $4,340 or $NIL per share for the three months ended September 30, 2005 as compared to a net loss of $7,954 or $0.01 per share for the period ended September 30, 2004. We have incurred a net loss of $24,487 since inception on July 6, 2004.


Liquidity and Capital Resources
-------------------------------
At September 30, 2005, we had $4,980 in cash in the bank and computer equipment in the amount of $4,419, net of accumulated depreciation of $1,700. Our total assets were $9,399 at September 30, 2005.

Our accounts payable and total liabilities at September 30, 2005 were $3,886 resulting from general administration of our business.

Net cash used in operating activities for the nine months ended September 30, 2005 was $11,438.

Our stockholders' equity was $5,513 or $.004 per share at September 30, 2005.

There was no cash provided by financing or investing activities for the three and nine months ended September 30, 2005.

While we believe our current capital will be sufficient to sustain operations until December 31, 2005 without having to raise additional capital or seek bank or other loans, there can be no guarantee that we will have sufficient capital or will be able to obtain sufficient capital to meet our operational obligations, as and when needed.

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


                                 Pacific Northwest Productions Inc.,
                                 Registrant
November 9, 2005                  By: /s/ Deljit Bains
                                 ---------------------------------------
                                 Deljit Bains, President, CEO, Treasurer
                                 and Chairman of the Board of Directors


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized.

                           PACIFIC NORTHWEST PRODUCTIONS INC.

Dated: November 9, 2005    By: /s/ Deljit Bains
                           --------------------------------------
                           Deljit Bains, President, Treasurer,
                           Chief Executive Officer and Chairman
                           of the Board of Directors

Dated: November 9, 2005     By: /s/ Davinder Bains
                           --------------------------------------
                           Davinder Bains, Secretary, Chief
                           Financial Officer, Principal
                           Accounting Officer and Director