Form 10KSB
period 2005-12-31
Pacific Northwest Productions Inc.
filed 2006-03-29
CIK 1303330

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the year ended December 31,
2005

[ ]Transition report Pursuant to Section 13 or 15(d) of the
Exchange Act

                Commission File Number: 333-119985
                 PACIFIC NORTHWEST PRODUCTIONS INC.
   ----------------------------------------------------------
         (Name of Small Business Issuer In Its Charter)

        Nevada                                20-1334845
 -------------------------------         ------------------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization         Identification No.)

          7164 Scott Road
       Surrey, B.C., Canada                    V3W 3M8
---------------------------------------     -------------
(Address of principal executive offices)      (Zip Code)

                         (604) 572-9863
                   --------------------------
                  (Issuer's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001

Indicate by check mark:

If the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes __ No X

If the  Registrant  is not  required to file reports pursuant to
Section 13 orSection 15(d) of the Act. Yes __ No X

Whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES: [X] NO: [ ]

If the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Whether the registrant is a large accelerated filer, an accelerated filer or anon-accelerated filer (as defined in Rule 12b-2 of the Act). Large accelerated filer. Accelerated filer [ ] Non-accelerated filer [x].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Issuer's had no revenues for the year ended December 31, 2005.

The aggregate market value of Issuer's voting common stock held by non-affiliates computed by reference to the price at which the common stock was sold, or the average bid and asked price of the common stock on December 31, 2005 was approximately $550,000. Issuer has no non-voting common stock.

At December 31, 2005, there were 1,500,000 shares of the Issuer's common stock issued and outstanding, held by a total of 27 shareholders of record.

Some exhibits required to be filed hereunder, are incorporated herein by reference to Issuer's original Form SB-2 Registration Statement, filed on October 27, 2004 under CIK No. 0001303330, and which can be found in its entirety on the SEC website at www.sec.gov:

Transitional Small Business Disclosure Format:  Yes     No X

                       Safe Harbor Statement
                      ---------------------
This annual report contains forward-looking statements. All statements other than statements of historical fact are forward-looking statements for purposes of federal and state securities laws. Forward-looking statements may include the words may, plans, estimates, anticipates, believes, expects, intends and similar expressions. Although we believe that such statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected or assumed in our forward-looking statements. These factors, risks and uncertainties include, among others, the following: our substantial level of indebtedness; changes in the supply and/or demand and/or prices for our products; the activities of competitors; changes in significant operating expenses, including raw material and/or costs; changes in currency exchange rates; changes in the availability of capital; general economic and business conditions in the United States and elsewhere in the world; changes in the regulatory environment; and our ability to operate as a stand-alone business. Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments or for any other reason, except as required by law.


                        Available Information
                        ---------------------
Our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

                                 PART I
                                 ======
Item 1. Description of Business
-------------------------------
General Information
-------------------
Pacific Northwest Productions Inc. ("PNP") is a development stage company that was incorporated in the State of Nevada on July 6, 2004. We maintain our statutory registered agent's office at 711
S. Carson Street, Suite 4, Carson City, Nevada 89701 and our business office is located at 7164 Scott Road, Surrey, British Columbia, Canada. Our telephone number is (604) 572 9863. Our production office is located at 12577 61st Avenue, Surrey, British Columbia, Canada, in the home of Deljit Bains, our president, and is used rent free.

We have attempted to develop a business converting VHS (analog) videotape information to DVD (digital) information. Our services are outlined at our corporate website located at www.pacificnorthwestproductions.com and are focused on the individual consumer that has created home movies or other important information on VHS (analog) videotape and now wishes to have this information converted to a DVD (digital) format.

We are in the development stage; have commenced limited business operations; and have not yet generated any revenues since inception. Because we do not have significant cash in the bank or other material assets, nor do we have an established source of revenues sufficient to cover our operating costs, our auditors have expressed substantial doubt as to our ability to continue as a going concern.

Our fiscal year end is December 31. We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Principal Products, Services and Markets
----------------------------------------
Conversion Process - Step by Step Overview:

We are currently developing our business converting VHS (analog) videotape information to DVD (digital) information. The following provides a brief and simplified step by step overview of the processes we are developing:

1. The consumer sends a VHS videotape to us. The shipping costs will be paid by the consumer.

2. The consumer's original VHS videotape is played and the VHS videotape information is captured onto a PNP computer, utilizing a video capture port. This process is performed by a VHS player and a PNP computer.

3. The captured video information is then delineated automatically into scenes. These initial scenes are identified by the breaks (stopping/starting of the original video camera) in the VHS videotape. This process will be performed by a PNP computer.

4. Depending on the package that the consumer has ordered, any editing, placing of chapters, etc. are processed at this point. This process is performed by a PNP computer with the addition of manual editing.

5. The fully edited VHS videotape information is then stored in a digital format. It is reviewed to ensure that the editing process was accurate (e.g., depending on the package, the data is carefully reviewed to ensure the chapter identifiers and titles are in the correct position) and then the software system records or burns the digital information from PNP's computer to a blank DVD. This process is performed by a PNP computer, except for the checking of the chapter identifiers and titles, which is done manually.

6. The completed DVD is then reviewed for quality. This process is performed manually and we will play the DVD on a PNP computer to ensure that the chapter points are located correctly;
    verify that the chapter titles are correct; and ensure that the DVD is playing correctly.

7. Depending on the package that the customer has ordered, the appropriate labels and cases will then be prepared and the consumer's order will be shipped. The labels will be printed by computer and manually affixed to the jewel cases, which will then be packaged for shipment.

We introduced our products and services to friends, acquaintances, family members and associates. Our initial target markets have been within the Vancouver and British Columbia region of Canada. We have used our website at www.pacificnorthwestproductions.com, as the main focus of our marketing efforts.

Conversion Packages:
-------------------
Following are the conversion packages are offering:

Bronze Package - US$35.00
------------------------
This is our most basic package and includes the following:

-	Up to 1 hour* of VHS videotape converted straight to DVD
-	Packaged in a jewel case
-	No menus or Chapter Title points

Bronze Premium Package - US$40.00
---------------------------------
Up to 2 hours* of VHS videotape converted straight to DVD:

-	Packaged in a jewel case
-	No menus or Chapter Title points

Silver Package - US$50.00
-------------------------
-       Up to 1 hour* of VHS videotape converted to DVD
- Up to 6 Chapters Titles on the "Chapter Index" menu page
-       Chapter Title points located at 5 or 10 minute intervals

Silver Premium Package - US$60.00
---------------------------------
-	Up to 2 hours* of VHS videotape converted to DVD
-	Up to 12 Chapter Titles on the "Chapter Index" menu
-       Chapter Title points located at 5 or 10 minute intervals

Gold Package -  US$99.00
------------------------
-	Up to 2 hours* of VHS videotape converted to DVD
-	Up to  12 Chapter Titles on the "Chapter Index" menu
-	Customized Still or Motion "Chapter Index" menu
-	Up to  12  Chapter Title points at predetermined
        locations by consumer
-	Chapter Title points descriptions are personalized by
        consumer
-	Background music for "Chapter Index" menu
-	Dolby Digital Audio
-	"Professional Style" DVD case with personalized front cover
-	DVD labeling printed directly onto the disc

Platinum Package - US$145.00
----------------------------
-	Receive a total of three (3) copies of the Gold Package
        DVD.
-	Receive each Gold Package DVD in their own "Professional
        Style" DVD case with personalized front cover, or receive all three (3) copies inside one triple "Professional Style" DVD case with personalized front cover.

Additional copies of any Bronze, Bronze Premium, Silver, Silver
Premium, Gold or Platinum DVD - US$25.00 for each DVD.

A Chapter Index is located at the beginning of the DVD and lists the different Chapters contained in the DVD. A consumer can review the Chapter Index and then proceed directly to the Chapter they wish to view by identifying the Chapter with their DVD machine controls and then pushing enter. The DVD player will locate the requested Chapter and start playing the DVD at the requested Chapter location.

* PNP Bronze, Bronze Premium, Silver, Silver Premium and Gold packages are for conversion of VHS videotape from a single VHS cassette. If the consumer wishes to transfer VHS videotape information from several different VHS cassettes, PNP will quote a "custom" price for the service.

Software and Equipment
----------------------
Software System: We utilize the Pinnacle Studio Plus -
Version 9 software to perform the VHS conversion to DVD and the different features associated with the different conversion packages described above in "Conversion Packages".

Computer System: We have purchased a desktop computer system to perform the VHS conversion to DVD packages described above.

VHS Player: We will be using a VHS system provided by our President, at no cost to us. At such time as it is determined that another VHS system is required to complete work, we will purchase another VHS system. VHS systems are readily available for purchase at relatively low costs.

Raw Materials
-------------
There are very few raw materials required for converting VHS
(analog) videotape to DVD (digital) information. The following represent what we have determined to be key raw materials: DVD, DVD Cases and DVD labels.

DVD - Blank Media - There are many different manufacturers of blank DVDs; including TDK, Memorex, Verbatim, Taiyo Yuden and many "generic" blank DVDs manufactured by a variety of companies and marketed under different names. Blank DVDs are readily available from theses different manufacturers from many different suppliers.

DVD Cases - There are many manufacturers of DVD cases, and for the most part the cases are generic and not "branded". PNP will use a clear plastic jewel case for consumers choosing the bronze, bronze premium and the silver packages. PNP will use a black "Professional Style" DVD case for the consumers who choose the Gold and Platinum packages.

Shipping and Handling fees for all DVD packages
-----------------------------------------------
All shipping and handling will be additional charges to the consumer and there will be a flat handling fee of US$10.00 per order. Shipping charges will vary with each order and will be predetermined and prepaid prior to shipping.

Competition
-----------
The competition for the conversion of VHS to DVD seems to be from many different organizations ranging from large duplicating companies to small companies offering limited conversion services. We have identified the following organizations as competitors in our business: (A) DVD Infinity located in Sidney, Australia; (B) HomeDVD.ca, located in Ontario, Canada; (C) Light Sound located in New Jersey, USA; (D) Video Makers Direct located in Minneapolis, USA.

PNP recognizes that there are many more competitors in the VHS conversion to DVD marketplace than the identified organizations above. As there are no significant barriers to entry and as conversion technology becomes easier to utilize, virtually anyone can start up a conversion business and start converting immediately.

Many larger organizations have several different services including large scale duplicating offerings. PNP does not anticipate competing with these organizations, as we do not anticipate consumers requiring more than 6 copies of a produced DVD.

As conversion software and systems become easier to use and more readily available, prospective customers may choose to convert their own VHS tapes to DVD, which could severely impact our business, as well as future revenues. As a result, our business operations could become obsolete, which could result in a closure of our business.


Government and Other Regulations
--------------------------------
Regulation of the Internet: Currently, websites are not subject to direct federal laws or regulations applicable to access, content or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet covering issues such as:

-	user privacy
-	freedom of expression
-	pricing
-	content and quality of products and services
-	taxation
-	advertising
-	intellectual property rights
-	information security

The adoption of any such laws or regulations might decrease the rate of growth of Internet use, which in turn could decrease the demand for our services, increase the cost of doing business or in some other manner have a negative impact on our business, financial condition and operating results. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

We will abide by all copyright laws and will ensure that any copyrighted information that is provided on our website has received approval from the source of the copyright information. PNP will not provide any VHS videotape conversion to DVD digital of any copyrighted information without original documentation from the legal owner of the copyrighted source providing approval of the conversion and or duplication of the copyrighted information. In addition, PNP will reserve the right to refuse any such conversion work whereby PNP determines that the nature of the information contained on the VHS videotape is inappropriate.

Marketing and Distribution
------------------------------
We have introduced our services to friends, acquaintances, family members. We have utilized our website at www.pacificnorthwestproductions.com, as the focus of our marketing. The website provides a comprehensive description of the various packages that are available to the consumer.

We have advertised in local newspapers that have a circulation in more prosperous communities in anticipation that readers of these papers would be interested in our services. Until additional resources are available, all advertising will be small and very focused on attracting interested consumers to our website where they will be provided with more information and be given the chance to order the different packages.

Employees
---------
PNP has no full time employees and two part-time employees, Deljit Bains and Davinder Bains, our officers and directors. None of the employees are compensated for their services and we do not have any employment agreements. Our officers and directors intend to continue to provide services to our company until such time as we become profitable and are able to compensate them, at which time, compensation will be decided by the Board of Directors. We do not intend to hire any employees unless and until our business expands to a point that our officers and directors can no longer provide the services themselves.

Neither Deljit or Davinder Bains, have any formal scientific or technical training in VHS conversion process or the marketing and sales of such services. Their lack of formal training and experience could, however, result in total failure of our business operations.

We have also engaged the services of Mosaic Networks, Inc., an unrelated third party located in Burnaby, B.C., to provide web-hosting for www.pacificnorthwestproductions.com for an annual rate of US$150. There is no written agreement with Mosaic and the engagement may be cancelled by either party with a 30-day written notice.

We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to any employees.

ITEM 1A. Risk Factors
---------------------
Investing in our securities involves risks. You should carefully consider the following risk factors and the other information in this prospectus, including our consolidated financial statements and related notes, before you decide to purchase our common stock. If any of the following risks occur, our business, financial condition and operating results could be adversely affected. As a result, the trading price of our common stock could decline and you could lose part or all of your investment. We may amend or supplement the risk factors described below from time to time by other reports we file with the SEC in the future.

1. We are a development stage company and our accountants believe there is substantial doubt about our ability to continue as a going concern.
-----------------------------------------------------------------
We have incurred a net loss of $29,721 since inception on July 6, 2004 and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Our financial statements have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended December 31, 2005. If we are not able to achieve revenues, then we may not be able to continue as a going concern. As a result, you could lose any investment you make in our common stock or may never be able to resell any common stock you purchase from our selling shareholders in this offering.

2. Our officers and directors have no experience in the industry we propose to enter, which could result in a total failure of our proposed operations.
---------------------------------------------------------------
Neither Deljit Bains or Davinder Bains, our executive officers and directors, has any formal scientific or technical training in video production, marketing and/or sales. With no direct training or experience in these areas, our management may not be fully aware of many of the specific requirements related to working within this industry. Consequently, the lack of training and experience of our management in this industry could result in management making decisions that could result in a reduced likelihood of our being able to successfully implement our proposed business with the result that we would not be able to achieve revenues or continue operations. In view of this risk, we will have to rely on the technical services of others to instruct our officers and directors if and when needed. If we are unable to contract for the services of such individuals, it will make it difficult and maybe impossible to pursue our business plans and we might not be able to continue with our operations.

3. If we are unable to further develop a functional and user-friendly website that accurately describes our different VHS videotape conversion to DVD packages, we may not be able to generate revenue and as a result we may not be able to continue our operations.
-----------------------------------------------------------------
We have contracted out the development of our website to a third party web developer. In addition, we have contracted out to a third party web-hosting firm the web-hosting operations on our website. Our PNP website has been launched, however, if we continue to not be able to generate revenue and as a result we may not be able to continue with our operations.

4. As a result of being in the business of offering VHS videotape analog information conversion to DVD digital information services of consumer's personal information, we may face a higher
potential for liability claims, and if any claims are commenced against us this could result in a failure of our business.
-----------------------------------------------------------------
We are providing VHS videotape analog information conversion to DVD digital information of consumer's personal information. As a result, we face the risk that claims may be made against us for losses or damages, perceived or real that could have a negative impact on our business. We may be subject to claims for negligence, copyright or trademark infringement, destruction of personal property, or other legal theories relating to the conversion of the VHS videotape analog information contained on the consumer's VHS cassettes. These claims could result in substantial costs and a diversion of our management's attention and resources, regardless of whether we are successful.
Currently, we do not have any insurance coverage. Although we may be able to obtain general liability insurance, that insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed.
Any costs or imposition of liability that may not be covered by insurance or in excess of any insurance coverage we may obtain could result in a failure of our business. As a result of these factors, any legal claims, whether or not successful, could seriously damage our reputation and our ability to continue with our operations.

5. As a result of being in the business of offering VHS videotape analog information conversion to DVD digital information services, a change of technology formats or conversion systems could prohibit us from generating any revenue and as a result, we may not be able to continue with our operations.
----------------------------------------------------------------
Utilizing software systems to convert analog information to digital information and then record that information onto DVDs is the basis of our business. If there were to be a change in technology formats and DVDs were no longer the commonly accepted format to store digital information, or there were changes to existing conversion software systems that prevented us from converting VHS videotape analog information to DVD digital information, we may not be able to generate any revenue and as a result continue with our operations. Alternatively, any new conversion software may be completely unaffordable to us when introduced to the market. In the event before we would be able to upgrade to any new systems or software, our business could fail and we may not be able to continue with our operations.

 6. As conversion software and systems become easier to use and more readily available, our customers may choose to convert their own VHS tapes to DVD, which could severely impact revenues.
-------------------------------------------------------------------
With computer technology always expanding, as new and easier software and systems become available to convert VHS tapes to DVD format, we could lose customers, which would negatively impact and reduce any revenues we might be able to generate from our business operations. As a result, our business could become obsolete and we may not be able to continue with our business operations.

7. Our officers and directors have conflicts of interest in that they have other time commitments that will prevent them from devoting full-time to our operations, which may limit our ability to generate revenue and slow our operations.
-------------------------------------------------------------
Our officers and directors have other obligations and time commitments that will prevent them from devoting full-time to our operations. Deljit Bains, our President, CEO, Treasurer and Director devotes approximately 10 hours per week to our operations. Davinder Bains, our Secretary, CFO, Principal Accounting Officer and

Director devotes approximately 10 hours per week to our operations. This lack of full-time commitment could limit our ability to generate revenue and slow our operations and could prevent us from further advancing our business operations.

8. We have no full time employees and no employment agreements with either of our directors or officers and thus we have no assurances of retaining their services and as a result, their departure could limit our ability to generate revenue and slow our operations.
--------------------------------------------------------------------
We have no full time employees and two part-time employees, Deljit Bains and Davinder Bains, our officers and directors. None of the employees are compensated for their services and we do not have any employment agreements.

9.  Our current cash in the bank will be insufficient to
complete our business development program and if we are not successful in generating sufficient revenues, we will need additional financing to continue our operations. We have not secured any sources of additional funding and any sources of funds that might be available to us, if and when needed, might be on terms unacceptable to us and might result in significant dilution to our existing shareholders.
--------------------------------------------------------------------
Our continued operations are dependent upon our ability to generate revenues from operations and/or obtain further financing through borrowing from banks or other lenders or through equity funding. There is no assurance that sufficient revenues can be generated or that additional financing will be available or on terms favorable to us. Without sufficient and acceptable financing, we may be unable to continue with our business operations.

10. Our securities are subject to Penny Stock rules, which could make it more difficult to resell your shares.
-----------------------------------------------------------------
Our common stock is classified as "penny stock" and, as such, are subject to certain rules and regulations governing the many risks of buying and selling low-priced penny stocks, which may affect your ability to ever resell your shares. The shares offered herein by our selling shareholders are defined as penny stocks under the Securities and Exchange Act of 1934 and rules of the Securities and Exchange Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse), or in transactions not recommended by the broker-dealer.

For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in this offering in any public market.

11. Our officers and directors have voting control of our common stock which could result in shareholder decisions being made on maters you may not agree with or that may not necessarily be of benefit to you as a shareholder.
----------------------------------------------------------------
Because our officers and directors control a large percentage of our common stock, they have the power to control our management. Our officers and directors together own a total of 1,000,000, or approximately 67% of our issued and outstanding common stock. As such, in accordance with provisions in our articles of incorporation and bylaws, they are able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. The interests of our officers and directors may not be, at all times, the same as that of our other shareholders. Where those conflicts exist, our shareholders will be dependent upon our officers and directors exercising, in a manner fair to all of our shareholders, their fiduciary duties as officers and directors. Also, these officers and directors will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including any possible change in business plans, merger of the Company with or into another company, the sale of all or substantially all of our assets and amendments to our articles of incorporation. This concentration of ownership by our officers and directors may also have the effect of delaying, deferring or preventing a change in control of the Company which may be disadvantageous to minority shareholders.


Item 2. Description of Property
-------------------------------
We do not currently own any property. We currently use shared office space at 7164 Scott Road, Surrey, B.C., Canada on a month-to-month verbal basis with Scottsdale Square Business Centre, an unrelated third party for a monthly rental fee of $25 U.S. The facilities include fax services, reception area and shared office and boardroom meeting facilities. Our production office is located at 12577 61st Avenue, Surrey, British Columbia, Canada, in the home of Deljit Bains, our president, and is used rent free.

Item 3. Legal Proceedings
-------------------------
We currently have no pending or threatened legal proceedings against us.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
There were no matters submitted for a vote to the security holders during the year ended December 31, 2005.


                                 Part II
                                 =======

Item 5. Market for Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities.
------------------------------------------------------------------
Our common stock is currently listed for quotation on the OTCBB under the symbol PNWP.

As of December 31, 2005 there were approximately 27 holders of record of our Common Stock and 1,500,000 shares of Common Stock issued and outstanding.

A total of 1,000,000 of the issued and outstanding shares are held by our officers and directors, all of which are "restricted securities", as that term is defined in Rule 144 of the Rules and Regulations of the Securities and Exchange Commission, promulgated under the Act. Under Rule 144, such shares can only be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition.

We also completed an offering of 500,000 shares of our common stock at a price of $0.05 per share to a total of twenty-five (25) purchasers on July 28, 2004. The total amount we received from this offering was $25,000. We completed the offering pursuant to Regulation S of the Securities Act. Each purchaser represented to us that they were a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

We have not paid any cash dividends since inception to the holders of our Common Stock. We currently intend to retain any earnings for internal cash flow use.

At December 31, 2005, there were no equity compensation plans approved or outstanding and no stock options granted or outstanding.

Our stock transfer agent is Holladay Stock Transfer, Inc., 2939 N67th Place, Scottsdale Arizona; Tel 480 481 3940.

ITEM 6.  Selected Financial Data
--------------------------------
Since we have not yet generated any revenues since inception, no selected historical financial and operating data for each of the five years through fiscalyear 2005 are included herein. The only expenses incurred since inception have been in connection with the preparation and filing of documents used in our initial public offering and in subsequent registration statement and periodic report filings with the U.S. Securities and Exchange Commission and for initial development of our business plans. Our Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2005 are included in their entirety in this Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------------------
The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying audited financial statements and should be read in conjunction with our audited financial statements.

Limited operating history; need for additional capital
------------------------------------------------------
We are a development stage company have not generated any revenues from operations.

We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, increased competition, possible delays and cost over runs in the development of our services. We will continue to allocate the expenditures of our very limited financial resources in a very timely and measured manner and will not continue with expenditures if management thinks we will be unable to complete the designated task.

We may require further equity financing to provide for some of the capital required to implement future development of our operations. There are no assurances that future financing will be available to us on acceptable terms and if financing is not available on satisfactory terms, we may be unable to continue to develop or expand our original business plan and operations and we will be required to look for other potential business opportunities. However, if equity financing is available on acceptable terms, it could result in additional dilution to existing shareholders.

Plan of Operation
-----------------
We have not yet generated any revenues from our business operations and are still in the development stage.

We anticipate that we may not be able to satisfy our working capital requirements for the next twelve months. Accordingly, we will need to raise additional working capital to continue our operations. We anticipate funding our working capital needs for the next twelve months through the equity capital markets and private financings. No assurances can be given that we will be able to raise sufficient cash to meet these cash requirements.

We will continue to offer our complete line-up of VHS to DVD conversion packages on our website until our lack of financial resources prohibits us from maintaining our website and sustaining our original business plan and operations. We may decide that we can no longer pursue our original business plan; at which point we will be required to look for other potential business opportunities. There are no assurances that there will be any other potential business opportunities available and we cannot predict the nature of the business opportunity in which we might participate nor the financial requirements of a possible business opportunity.

Results of Operations
---------------------
We had no revenues for the years ended December 31, 2005 or 2004.
We are still in the development stage and have not yet generated any revenues since inception.

For the year ended December 31, 2005, we incurred a net operating loss of $18,917, as compared to a net loss of $10,804 for the year ended December 31,2004. We have incurred total net operating losses of $29,721 for the period from inception to the year ended December 31, 2005.

Net cash used in operating activities for the year ended December
31, 2005 was $15,345, as compared to net cash used in operating activities of $10,804 for the year ended December 31, 2004.

There was no cash flows from investing or financing activities for the year ended December 31, 2005.


Liquidity and Capital Resources
-------------------------------
As at December 31, 2005 we had cash in the bank of $1,073.During the year ended December 31, 2005 a director paid expenses on behalf of the Company totaling $332 (2004 - $401). At December 31, 2005, included in accounts payable is $161 (2004 - $401), which is due to a director and is non-interest bearing, unsecured and without specific terms of repayment.

We anticipate that we may not be able to satisfy our working capital requirements for the next twelve months. Accordingly, we will need to raise additional working capital to continue our operations. We anticipate funding our working capital needs for the next twelve months through the equity capital markets and private financings. No assurances can be given that we will be able to raise sufficient cash to meet these cash requirements.
We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months.

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern.

We anticipate no material commitments for capital expenditures in the near term. Management is not aware of any trend in its industry or capital resources, which may have an impact on its income, revenue or income from operations.

Off-Balance Sheet Arrangements
------------------------------
We have no off-balance sheet arrangements or contractual or commercial commitments.


Item 7. Financial Statements
----------------------------
Following are our audited financial statements for the year ended
December 31, 2005.

                 PACIFIC NORTHWEST PRODUCTIONS INC.
                 (a development stage enterprise)

                      FINANCIAL STATEMENTS


                       DECEMBER 31, 2005






REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEET

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

        DALE MATHESON                 Partnership of:
  CARR-HILTON LABONTE    Robert J. Burkart, Inc.   James F. Carr-Hilton, Ltd.
---------------------    Alvin F. Dale, ltd.       Peter J. Donaldson, Inc.
Chartered Accountants    Wilfred A. Jacobson, Inc. Reginald .J. LaBonte, Ltd.
                         Robert J. Matheson, Inc.  Fraser G. Ross, Ltd.
                         Brian A. Shaw, Inc.       Anthony L. Soda, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Pacific Northwest
Productions Inc.:

We have audited the accompanying balance sheets of Pacific Northwest Productions Inc. (a development stage enterprise) as of December 31, 2005 and 2004 and the statements of operations, stockholders' equity and cash flows for the year ended December 31, 2005, the period from inception on July 6, 2004 to December 31, 2004 and the period from inception on July 6, 2004 to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004 and the results of its operations and its cash flows and the changes in stockholders' equity for the year ended December 31, 2005, the period from inception on July 6, 2004 to December 31, 2004 and the period from inception on July 6, 2004 to December 31, 2005 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has reported losses since inception from operations and requires additionalfunds to meet its obligations and fund the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dale Matheson Carr-Hilton LaBonte

CHARTERED ACCOUNTANTS
Vancouver, Canada
March 13, 2006

 A Member of MMGI International, A Worldwide Network of Independent
                  Accountants and Business Advisors

Vancouver      Suite 1700-1140 West Pender St.,
Offices:       Vancouver, B.C., Canada V6E 4G1
               Tel: 604-687-4747 - Fax: 604-687-4216
               Suite 1500-1140 West Pender St., Vancouver, B.C., Canada V6E 4G1
               Tel: 604-687-4747 - Fax: 604-689-2778

                    Pacific Northwest Productions Inc
                     (A Development Stage Enterprise)
                            Balance Sheets

                               A S S E T S
                               -----------
                                            December 31     December 31
                                               2005            2004
                                            -----------     -----------
   Current Assets
   --------------
   Cash                                      $   1,073         $ 16,418
                                             ---------         --------
	Total Current Assets                     1,073           16,418
                                             ---------         --------
   Fixed Assets
   ------------
   Computer Equipment                            6,119            6,119
   Accumulated Depreciation                     (2,210)            (170)
                                             ---------        ---------
   	Total Fixed Assets                       3,909            5,949
                                             ---------        ---------
   Total  Assets                             $   4,982         $ 22,367
                                             =========        =========

                          L I A B I L I T I E S
                          ---------------------
   Current Liabilities
   -------------------
   Accounts Payable and Accrued
   Liabilities (Note 4)                      $   4,703         $  3,171
                                             ---------         --------
   Total Current Liabilities                     4,703            3,171
                                             ---------         --------

            S T O C K H O L D E R S '    E Q U I T Y
           ----------------------------------------
   Common Stock (Note 3)
    100,000,000 authorized common shares,
    par value $.001
    1,500,000 common shares issued and outstanding
    (December 31, 2004- 1,500,000)               1,500            1,500
   Additional Paid-in-Capital                   28,500           28,500
   Deficit accumulated during
      development stage   		       (29,721)         (10,804)
                                             ---------         --------
   	Total Stockholders' Equity                 279           19,196
                                             ---------         --------
   Total Liabilities and Stockholders Equity $   4,982         $ 22,367
                                             =========         ========

Going Concern Contingency (Note 1)

    The accompanying notes are an integral part of the financial statements.

                Pacific Northwest Productions Inc
                (A Development Stage Enterprise)
                   Statement of Operations

                                             Period from      Cummalative from
                                              July 6,2004     July 6, 2004
                                 Year Ended  (Inception) to  Inception) to
                                December 31   December 31     December 31
                                    2005         2004             2005
                                -----------  -------------  -------------
Revenues
--------
Revenues                        $        -   $          -   $          -
                                -----------  ------------   ------------
Expenses
--------
Depreciation                         2,040           170          2,210
General and Administrative
  Expenses                          16,877        10,634         27,511
                                -----------  ------------   ------------
Net loss 		        $   18,917   $    10,804    $    29,721
                                ===========  ============   ============


Basic Net Loss Per
Common Share                    $    (0.01)  $     (0.01)
                                -----------  ------------

Weighted Average Number
of Common Shares Outstanding     1,500,000     1,382,022
                                ===========  ============
















    The accompanying notes are an integral part of the financial statements.

                   Pacific Northwest Productions Inc.
                    (A Development Stage Enterprise)
                   Statement of  Stockholders' Equity
   For the period from July 6, 2004 (inception) to December 31, 2005




            							Total
                        $0.001      Paid-In    Accumulated  Stockholders'
	     Shares     Par Value   Capital      Deficit         Equity
            -------------------------------------------------------------
Balance
July 6, 2004  -         $    -     $     -     $     -        $    -


Stock
Issued
for cash
at $0.005
per share
July 16,2004   1,000,000    1,000       4,000           -          5,000


Stock
Issued
for cash
at $0.05
per share
July 28, 2004    500,000     500       24,500           -         25,000

Net loss          -        -            -        (10,804)        (10,804)

            -------------------------------------------------------------
Balance
December
31, 2004       1,500,000   1,500       28,500    (10,804)         19,196

Net loss           -        -            -       (18,917)        (18,917)

            -------------------------------------------------------------
Balance
December
31, 2005       1,500,000  $1,500      $ 28,500   $(29,721)        $ 279
            =============================================================


     The accompanying notes are an integral part of the financial statements.


                   Pacific Northwest Productions Inc.
                    (A Development Stage Enterprise)
                        Statement of Cash Flows
					                         Period from     Cumulative from
	                                      Year Ended         July 6, 2004     July 6, 2004
	                                   December 31, 2005    (inception) to    (inception) to
                                                               December 31, 2004 December 31, 2005
                                           -------------------------------------------------------

Cash Flows from Operating Activities:
------------------------------------
Net Loss                                         $(18,917)         $(10,804)        $(29,721)
Adjustments to reconcile net loss to net
cash from operating activities:
   Depreciation	                                    2,040               170            2,210
Changes in non-cash working capital items:
Accounts Payable                                    1,532             3,171            4,703
                                           -------------------------------------------------------
Net Cash Used in Operating Activities             (15,345)           (7,463)         (22,808)
                                           -------------------------------------------------------

Cash Flows from Investing Activities:
------------------------------------
Purchase of Computer Equipment                          -            (6,119)          (6,119)
                                           -------------------------------------------------------
Net Cash Used in Investing Activities                   -            (6,119)          (6,119)
                                           -------------------------------------------------------

Cash Flows from Financing Activities:
------------------------------------
Common Stock issued for cash                            -            30,000           30,000
                                           -------------------------------------------------------
Net Cash Provided by Financing Activities               -            30,000           30,000
                                           -------------------------------------------------------

Increase (Decrease) in Cash                       (15,345)           16,418            1,073
                                           -------------------------------------------------------
Cash Balance, Beginning	                           16,418                 -                -
                                           -------------------------------------------------------
Cash Balance, Ending                             $  1,073          $ 16,418          $ 1,073
                                           =======================================================
Supplemental Disclosures:
        Cash Paid for interest                   $      -          $      -          $     -
                                           =======================================================
        Cash Paid for income taxes               $      -          $      -          $     -
                                           =======================================================

     The accompanying notes are an integral part of the financial statements.

               Pacific Northwest Productions Inc.
                 Notes to Financial Statements
                     December 31, 2005

Note 1  -  Nature of Operations
--------------------------------
Organization
------------
Pacific Northwest Productions Inc. was incorporated under the laws of the State of Nevada on July 6, 2004 for the purpose of converting VHS (analog) videotape information to DVD (digital) information.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has been in the initial organization stage since inception and to date has not generated any operating revenues. The Company's ability to continue as a going concern is dependent on raising additional capital to fund future operations or generating net profits from its planned business operations and ultimately to attain profitable operations. As at December 31, 2005, the Company has accumulated losses of $29,721 since inception. The Company does not expect to satisfy its cash requirements for business operations for the next 12 months with its current cash in the bank. The Company anticipates that it might have to raise additional funds or seek bank loans or other financing to fund its business operations for the next 12 months. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 - Summary of Significant Accounting Policies
---------------------------------------------------
Basis of presentation
---------------------
These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

Comparative Figures
-------------------
Certain of the comparative figures has been reclassified to conform to the current year's presentation.

Development Stage Enterprise
----------------------------
The Company is a development stage enterprise, as defined in Financial Accounting Standards Board Statement ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises". The Company is devoting all of its present efforts to securing and establishing a new business. Its planned principal operations have not commenced and accordingly, no revenue has been derived during the organizational period.

               Pacific Northwest Productions Inc.
                 Notes to Financial Statements
                     December 31, 2005

Note 2 - Summary of Significant Accounting Policies (con't)
-----------------------------------------------------------
Use of Estimates and Assumptions
--------------------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------
The Company considers all liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

Fixed Assets
------------
Computer equipment is recorded at cost. Depreciation is computed using the straight-line method with estimated useful lives of three years.

Assessments of whether there has been a permanent impairment in the value of fixed assets are periodically performed. Management believes no permanenent impairment has occurred.

Financial Instruments
-----------------------------------
In accordance with the requirements of SFAS No. 107,"Disclosures about Fair Value of Financial Instruments",management has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying values of cash and accounts payable approximate fair values due to the short-term maturity of the instruments.

Income Taxes
------------
The Company has adopted SFAS No. 109 "Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Earnings (Loss) per Share
-------------------------

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti dilutive. The Company has not issued any potential dilutive instruments since inception and accordingly only basic loss per share is presented.

              Pacific Northwest Productions Inc.
                 Notes to Financial Statements
                     December 31, 2005

Note 2 - Summary of Significant Accounting Policies (con't)
----------------------------------------------------------
Stock-Based Compensation
------------------------
The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

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

Recent Accounting Pronouncements
--------------------------------
In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion
No. 29, "Accounting for Non-monetary Transactions", is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS
No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment".
SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock
Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling,
Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period
(usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be

              Pacific Northwest Productions Inc.
                 Notes to Financial Statements
                     December 31, 2005

Note 2  -  Summary of Significant Accounting Policies (con't)
------------------------------------------------------------
Recent Accounting Pronouncements (con't)
---------------------------------------
recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. Management is currently evaluating the impact, which the adoption of this standard will have on the Company's results of operations or financial position. The Company has not granted any stock options to date and accordingly has not provided information herein related to the pro form a effects on the Company's reported net loss and net loss per share of applying the fair value recognition provisions of the previous SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

The interpretations in Staff Accounting Bulletin ("SAB") No. 107 express views of the staff regarding the interaction between Statement of Financial Accounting Standards Statement No. 123 (revised 2004), Share-Based Payment ("Statement 123R" or the "Statement") and certain Securities and Exchange Commission ("SEC") rules and regulations and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with non employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123R, the modification of employee share options prior to adoption of Statement 123R and disclosures in Management's Discussion and Analysis ("MD&A") subsequent to adoption of Statement 123R. Management is currently evaluating the impact, which the adoption of this standard will have on the Company's results of operations or financial position.

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections". This Statement replaces APB Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. The Company believes this Statement will have no impact on the financial statements of the Company.


In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" (FIN 47). Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset, except for certain obligations of lessees. FIN 47 clarifies that liabilities associated with asset retirement obligations whose timing or settlement method are conditional on future events should be recorded at fair value as soon as fair value is reasonably estimable. FIN 47 also provides guidance on the information required to reasonably estimate the fair value of the liability. FIN 47 is intended to result in more consistent recognition of liabilities relating to AROs among companies, more information about expected future cash outflows associated with those obligations stemming from the retirement of the asset(s) and more information about investments in long-lived assets because additional asset retirement costs will be recognized by increasing the carrying amounts of the assets identified to be retired. FIN 47 is effective for fiscal years ending after December 15, 2005. Management believes this Statement will have no impact on the financial statements of the Company.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (?FSP FAS 115-1?), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. Management is currently evaluating the impact, which the adoption of this standard will have on the Company's financial statements.

              Pacific Northwest Productions Inc.
                 Notes to Financial Statements
                     December 31, 2005


Note 3  -  Common Stock
-----------------------
The Company's authorized capitalization is 100,000,000 common shares with a par value of $0.001 per share.

Since inception, the Company has not granted any stock options or warrants and has not recorded any stock-based compensation.

A total of 1,000,000 shares of the Company's common stock were issued to the founding officers and directors of the Company pursuant to stock subscription agreements at $0.005 per share for total proceeds of $5,000.

A total of 500,000 shares of the Company's common stock were issued pursuant to stock subscription agreements at $0.05 per share for total proceeds of $25,000.

Note 4  -  Related Parties
--------------------------
During the year ended December 31, 2005 a director of the Company paid expenses on behalf of the Company totaling $332 (2004 - $401). As at December 31, 2005, included in accounts payable is $161 (2004 - $401) which is due to a director and is non-interest bearing, unsecured and without specific terms of repayment.


Note 5 - Income Taxes
---------------------

There were no temporary differences between the Company's tax and financial bases that result in deferred tax assets or liabilities, except for the Company's net operating loss carry-forwards amounting to approximately
$29,700 at December 31, 2005, (2004 - $10,100) which may be available to reduce future year's taxable income. These carry-forwards will expire, if not utilized, commencing in2024. Management believes that the realization of the benefits from this deferred tax assets appears uncertain due to the Company's limited operating history and continuing losses. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

Item 8. Disagreements with Accountants on Accounting and
        Financial Disclosures
--------------------------------------------------------
There have been no disagreements with our accountants on accounting or other financial disclosures; Dale Matheson Carr-Hilton Labonte
Chartered Accountants, have been our only accounting firm since inception.

Item 8a. Controls and Procedures
-------------------------------------------
As of the end of the period covered by this Form 10-KSB, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 3a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934), under the supervision and with the participation of our principal executive officer and principal accounting officer. Based on this evaluation, our management, including our principal executive officer and principal accounting officer, concluded that our disclosure controls and procedures are effective. There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                             PART III
                             ========

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
----------------------------------------------------------------------
The following table sets forth the names, positions and ages of the executive officers and directors. Directors are elected at the annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board of Directors.

  Name                   Age        Office(s) Held
-----------------------------------------------------------------
Deljit Bains  (1)        41         President, Chief Executive
                                    Officer, Treasurer and
                                    Director

Davinder Bains (1)       32         Secretary, Chief Financial
                                    Officer, Principal
                                    Accounting Officer and
                                    Director
----------------------------------------------------------------

(1)	Deljit Bains is the sister in law of Davinder Bains.

The persons named above are expected to hold said offices/positions until the next annual meeting of our stockholders. The officers and directors are our only officers, directors, promoters and control persons.

Background Information of Officers and Directors
------------------------------------------------
Following is a brief description of the background and business experience of our officers and directors:

Deljit Bains has been our President, Chief Executive Officer, Treasurer and a Director of our corporation since inception. Deljit graduated from Cariboo College in Kamloops, British Columbia from the Nursing program in 1985. In 1999, she obtained her Bachelor of Technology Degree in Perioperative Nursing from the British
Columbia Institute of Technology. Deljit has worked in the medical and nursing fields since graduation. From 1985 to 1990, she was a general duty nurse and operating room nurse at Royal
Inland Hospital in Kamloops, British Columbia, Canada. From 1990 to 1992, she was an operating room nurse at Campbell River
Hospital in Campbell River, British Columbia, Canada. From 1992 to the present, she has been a registered operating room nurse at Richmond Hospital in Richmond British Columbia, Canada. From 1997 to the present, she has also been a Perioperative Clinical
Educator at the British Columbia Institute of Technology. From
2001 to the present, she has also been a Surgical Coordinator for surgical services and a Nurse Injector at Yaletown Laser &
Cosmetic Surgery Centre in Vancouver, British Columbia, Canada.

Deljit is currently a member in the following associations:

-     Member of Registered Nurses Association of British
      Columbia
-     Member of British Columbia Operating Room Nurses Group
-     Member of Canadian Society of Ophthalmic Registered
      Nurses


Davinder Bains has been the Secretary, Chief Financial Officer, Principal Accounting Officer and a Director of our corporation since inception. He graduated from Douglas College (New Westminster, British Columbia) with a Diploma in Administrative Management & General Business in 1996. From October 1996 until November 1998, Davinder worked for Corporatel West in British Columbia, Canada, as a telephone reservations agent for Tourism British Columbia.
His responsibilities included handling reservations and telephone queries for vacationers and travel wholesalers. In November 1998 Davinder moved to RBC (Royal Bank of Canada) Visa where he was a Customer Service Agent handling telephone queries from RBC Visa clients. From April 2001 to the present, he is an Investigations Agent for the Royal Bank of Canada (the chartered bank of RBC Visa).

Involvement in Legal Proceedings
--------------------------------
To the best of our knowledge, during the past five years, neither of our directors or executive officers were involved in one of the following:
(1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending orother wise limiting his involvement in any type of business, securities or banking activities; and
(4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee Financial Expert
--------------------------------
Since we are still in the development stage, we have not yet appointed an independent Audit Committee or financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our Common Stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, during the year ended December 31, 2004, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with. In making these disclosures, we have relied solely on a review of the copies of such reports furnished to us and written representations by our directors, executive officers and greater than ten percent stockholders.

Code of Ethics
--------------
At this time, we have not adopted a formal Code of Ethics that applies to the Chief Executive Officer and Chief Financial Officer. We expect to adopt a formal Code of Ethics sometime during the current year. We have, however, followed an informal Code of Ethics requiring Board of Director approval of any material transaction involving our Chief Executive Officer and/or Chief Financial Officer. We believe this procedure reasonably deters material wrongdoing and promotes honest and ethical conduct from our executive officers.

Item 10.  Executive Compensation
          ----------------------
Our officers and directors do not presently receive any cash or non-cash compensation for their services and there are currently no plans to implement any such compensation. They are, however, reimbursed for any out-of-pocket expenses incurred on our behalf.

---------------------------------------------------------------------
                         SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------
                          Annual Compensation         Long-Term Comp.
                                                     Awards    Payouts
Name and                      Wages/  Other  Annual
Position(s)            Year   Salary  Bonus  Comp.
----------------------------------------------------------------------
Deljit Bains           2005    $  0    None   None     None      None
President, CEO,
Treasuer and Director

Davinder Bains         2005    $  0    None   None     None      None
CFO, Principal
Accounting Officer
and Director
----------------------------------------------------------------------

Employment Agreements
---------------------
The officers and directors are not currently party to any employment agreements and we do not presently have any pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to directors, officers or employees.


ITEM 11. Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters
-----------------------------------------------------------------------
The following table sets forth certain information regarding Common Stock beneficially owned on the date of this filing for (i) each shareholder known by us to be the beneficial owner of five (5%) percent or more of our issued and outstanding Common Stock, (ii) each executive officers and directors, and (iii) all executive officers and directors as a group. As of the date of the filing of this annual report, there were 1,500,000 shares of our common stock issued and outstanding.

----------------------------------------------------------------------
                                            Amount and
                                             Nature of         Percent
                    Name and Address        Beneficial           of
Title of Class      of Beneficial Owner     Ownership          Class
----------------------------------------------------------------------
Common Stock        Deljit Bains (1)        500,000           33 1/3%
                    12577  61st Avenue      Direct
                    Surrey, BC, Canada
                    V3X 3L6

Common Stock        Davinder Bains (1)      500,000           33 1/3%
                    6091 125A Street        Direct
                    Surrey, BC, Canada
                    V3X 3L6
---------------------------------------------------------------------
Officers and Directors
as a Group (2 persons)                     1,000,000            50%
---------------------------------------------------------------------

The persons named above, who are the only officers, directors and principal shareholders, may be deemed to be parents and promoters, within the meaning of such terms under the Securities Act of 1933, by virtue of their direct securities holdings. In general, a person is considered a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within (60) days.

There are currently no options, warrants, rights or other securities conversion privileges granted to our officers, directors or beneficial owners and no plans to issue any such rights in the future.

Changes in Control
------------------
There are no arrangements known to us, the operation of which may at a subsequent date result in a change of control of our company.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------
Our officers and directors have agreed to advance funds to us on an as-needed basis until such time as we are able to generate revenues to sustain our business operations. During the year ended December 31, 2005 a director paid expenses on our behalf totaling $332, which is included in our accounts payable, is non-interest bearing, unsecured and without specific terms of repayment.

Our production office is located at 12577 61st Avenue, Surrey, British Columbia, Canada, in the home of Deljit Bains, our president, and is used on a rent-free basis. We do not have any formal written or verbal agreement regarding such use.

We do not have any other related party transactions that we are aware of and have not yet formulated a policy for the resolution of any related transaction conflicts, should they arise.

Item 13.  Exhibits
------------------------------------------
(a) 1 & 2. Financial Statements. See Item 7 in Part II; the financial statements required to be filed herein are contained in that section in their entirety.

(a) 3. The following exhibits, marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original Form SB-2 Registration Statement on the SEC website at www.sec.gov:

Exhibit No.     Description
----------      -----------
* 3(i)          Articles of Incorporation
* 3(ii)         Bylaws
  23		Consent of Accountants
31.1	        Sec. 302 Certification of President/CEO
31.2            Sec. 302 Certification of Principal Accounting Officer/CFO
32.1	        Sec. 906 Certification of President/CEO
32.2            Sec. 906 Certification of Principal Accounting Officer/CFO

(b) There were no reports on Form 8-K filed during the last quarter of the year ended December 31, 2005.


Item 14. Principal Accountant Fees and Services
-----------------------------------------------

Audit Fees
----------
The aggregate fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements for the fiscal year ended December 31, 2005 was $5000 and for the fiscal year ended December 31, 2004 were $4700. The reviews for the financial statements included in our quarterly reports on Form 10-QSB during the fiscal years ended December 31, 2005 and December 31, 2004 were $2800 and $ NIL, respectively, per year.

Audit Related Fees
------------------
We incurred no fees for the fiscal years ended December 31, 2005 and 2004 for assurance and related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.

Tax Fees
--------
The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice, preparation and filing of tax returns and tax planning for the fiscal years ended
December 31, 2005 and 2004 were $ NIL.

All Other Fees
--------------
We incurred no other fees during the fiscal years ended December 31, 2005 and 2004 for products and services rendered by our principal accountant.


                               SIGNATURES
                               ----------

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           PACIFIC NORTHWEST PRODUCTIONS INC.

Dated: March 27, 2006   By: /s/ Deljit Bains
                           --------------------------------------
                           Deljit Bains, President, Treasurer,
                           Principal Executive Officer and
                           Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:


                           PACIFIC NORTHWEST PRODUCTIONS INC.

Dated: March 27, 2006   By: /s/ Deljit Bains
                           --------------------------------------
                           Deljit Bains, President, Treasurer,
                           Principal Executive Officer and
                           Director

Dated: March 27, 2006   By: /s/ Davinder Bains
                           --------------------------------------
                           Davinder Bains, Secretary, Chief
                           Financial Officer, Principal
                           Accounting Officer  and Director