Form 10QSB
period 2006-03-31
Pacific Northwest Productions Inc.
filed 2006-05-15
CIK 1303330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________

                                    000-51429
                            (Commission file number)

                    CHINA HOUSING AND LAND DEVELOPMENT, INC.
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                            20-1334845
  (State or other jurisdiction                               (IRS Employer
of incorporation or organization)                          Identification No.)

                         6 YOUYI DONG LU, HAN YUAN 4 LOU
                             XI'AN, SHAANXI PROVINCE
                                  CHINA 710054
                    (Address of principal executive offices)

                                 86-029-82582632
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 12, 2006 - 20,000,000 shares of common stock

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                    CHINA HOUSING AND LAND DEVELOPMENT, INC.
                                      INDEX

                                                                           Page
                                                                          Number

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheet as of March 31, 2006
           (unaudited)                                                         2

           Consolidated Statements of Income and
           Other Comprehensive Income for the three
           months ended March 31, 2006 and 2005 (unaudited)
           and cumulative from July 6, 2004 to March 31, 2006 (unaudited)      3

           Consolidated Statements of Cash Flows for the
           three months ended March 31, 2006 and 2005 (unaudited)
           and cumulative from July 6, 2004 to March 31, 2006 (unaudited)      4

           Notes to Consolidated Financial Statements (unaudited)              5

Item 2.    Management's Discussion and Analysis or Plan of Operations         10

Item 3.    Controls and Procedures                                            11

PART II.   OTHER INFORMATION                                                  12

Item 1.    Legal Proceedings                                                  12

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds        12

Item 3.    Defaults Upon Senior Securities                                    12

Item 4.    Submission of Matters to a Vote of Security Holders                12

Item 5.    Other Information                                                  12

Item 6.    Exhibits                                                           12

SIGNATURES                                                                    13

            CHINA HOUSING AND LAND DEVELOPMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                        PACIFIC NORTHWEST PRODUCTIONS INC
                        (A Development Stage Enterprise)
                                  BALANCE SHEET

                                     ASSETS

                                                               MARCH 31, 2006
                                                             ------------------
Current Assets                                                   (UNAUDITED)
Cash                                                         $              872
                                                             ------------------
      Total Current Assets                                                  872
                                                             ------------------
Fixed Assets

Computer Equipment                                                        6,119
Accumulated Depreciation                                                 (2,720)
                                                             ------------------
      Total Fixed Assets                                                  3,399
                                                             ------------------

Total  Assets                                                $            4,271
                                                             ==================

                                  LIABILITIES

Current Liabilities
Accounts Payable and
  Accrued Liabilities                                          $          4,703
                                                             ------------------
      Total Current Liabilities                                           4,703
                                                             ------------------

                              STOCKHOLDERS' EQUITY

Common Stock
  100,000,000 authorized common
  shares, par value $0.001 1,500,000
  common shares issued and outstanding                                    1,500
Additional Paid-in-Capital                                               28,500
Deficit accumulated during development
  stage                                                                 (30,432)
                                                             ------------------
      Total Stockholders' Equity                                           (432)
                                                             ------------------
Total Liabilities and Stockholders'
  Equity                                                     $            4,271
                                                             ==================

   The accompanying notes are an integral part of these financial statements.

            CHINA HOUSING AND LAND DEVELOPMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME


                        PACIFIC NORTHWEST PRODUCTIONS INC
                        (A Development Stage Enterprise)
                            Statements of Operations

                                                                                              CUMULATIVE FROM
                                                               THREE MONTHS ENDED               JULY 6, 2004
                                                      -------------------------------------    (INCEPTION) TO
                                                        MARCH 31, 2006     MARCH 31, 2005      MARCH 31, 2006
                                                      -----------------   -----------------   -----------------
                                                         (unaudited)        (unaudited)
REVENUES

      Revenues                                        $            --     $            --     $            --
                                                      -----------------   -----------------   -----------------
EXPENSES

      Depreciation                                                  510                 510               2,720
      General and administrative expenses                           201               1,587              27,712
                                                      -----------------   -----------------   -----------------
NET LOSS                                              $             711   $           2,097   $          30,432
                                                      =================   =================   =================

Basic Net Loss Per Common Share                       $           (0.01)  $           (0.01)
                                                      -----------------   -----------------

Weighted Average Number of Common Shares Outstanding          1,500,000           1,500,000
                                                      =================   =================

   The accompanying notes are an integral part of these financial statements.

            CHINA HOUSING AND LAND DEVELOPMENT, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                        PACIFIC NORTHWEST PRODUCTIONS INC
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS


                                                                                       CUMULATIVE FROM
                                                            THREE MONTHS ENDED          JULY 6, 2004
                                                   ---------------------------------   (INCEPTION) TO
                                                   MARCH 31, 2006    MARCH 31, 2005    MARCH 31, 2006
                                                   ---------------   ---------------   ---------------
                                                      (unaudited)     (unaudited)
   Cash Flows from Operating Activities:

    Net Loss                                       $          (711)  $        (2,097)  $       (30,432)
    Adjustments to reconcile net loss to net cash
      from operating activities:
         Depreciation                                          510               510             2,720
    Changes in non-cash working capital items:
        Accounts Payable                                      --               1,225             4,703
                                                   ---------------   ---------------   ---------------
Net Cash Used in Operating Activities                         (201)             (362)          (23,009)
                                                   ---------------   ---------------   ---------------

Cash Flows from Investing Activities:

    Purchase of Computer Equipment                            --                --              (6,119)
                                                   ---------------   ---------------   ---------------
Net Cash Used in Investing Activities                         --                --              (6,119)
                                                   ---------------   ---------------   ---------------
Cash Flows from Financing Activities:

    Common Stock issued for cash                              --                   0            30,000
                                                   ---------------   ---------------   ---------------
Net Cash Provided by Financing Activities                     --                   0            30,000
                                                   ---------------   ---------------   ---------------

Increase (Decrease) in Cash                                   (201)             (362)              872

Cash Balance,  Beginning                                     1,073            16,418                --
                                                   ---------------   ---------------   ---------------
Cash Balance,  Ending                              $           872   $        16,056   $           872
                                                   ===============   ===============   ===============
Supplemental Disclosures:
    Cash Paid for interest                         $          --     $          --     $          --
                                                   ===============   ===============   ===============
    Cash Paid for income taxes                     $          --     $          --     $          --
                                                   ===============   ===============   ===============

   The accompanying notes are an integral part of these financial statements.

                        Pacific Northwest Productions Inc
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                                   (unaudited)

Note 1 - Nature of Operations and Summary of Significant Accounting Policies

Pacific Northwest Productions Inc. was incorporated under the laws of the State of Nevada for the purpose of converting VHS (analog) videotape information to DVD (digital) information.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has been in the initial organization stage since inception and to date has not generated any operating revenues. The Company's ability to continue as a going concern is dependent on raising additional capital to fund future operations or generating net profits from its planned business operations and ultimately to attain profitable operations. As at March 31, 2006, the Company has accumulated losses of $30,432 since inception. The Company anticipates that it might have to raise additional funds or seek bank loans or other financing to fund its business operations for the next 12 months. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2005 included in the Company's Annual Report on Form 10 10-KSB, filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Organization

The Company was incorporated on July 6, 2004 in the State of Nevada. The Company's fiscal year end is December 31 with its initial period being from July 6, 2004 (inception) to December 31, 2004.

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

                        Pacific Northwest Productions Inc
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                                   (unaudited)

Development Stage Enterprise


The Company is a development stage enterprise, as defined in Statement of Financial Accounting Standards ("SFAS") No. 7. The Company is devoting all of its present efforts to securing and establishing a new business. Its planned principal operations have not commenced and accordingly, no revenue has been derived during the organizational period.

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

Fair Value of Financial Instruments

In accordance with the requirements of SFAS No. 107, management has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate carrying value due to the short-term maturity of the instruments.

Income Taxes

The Company has adopted the provisions of SFAS No. 109, "Accounting for Income Taxes." The Company accounts for income taxes pursuant to the provisions of SFAS No. 109, which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

Earnings (Loss) per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share." SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti dilutive. The Company has not issued any potential dilutive instruments since inception and accordingly only basic loss per share is presented.

                        Pacific Northwest Productions Inc
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                                   (unaudited)

Stock-Based Compensation

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

Recent Pronouncements

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.

In March 2006 FASB issued SFAS 156 `Accounting for Servicing of Financial Assets' this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

                        Pacific Northwest Productions Inc
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                                   (unaudited)

3. Permits an entity to choose `Amortization method' or Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities:

4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

Note 2 - Common Stock

The Company's authorized capitalization is 100,000,000 common shares with a par value of $0.001 per share.

As at March 31, 2006 and to date, the Company has not granted any stock options and has not recorded any stock-based compensation.

A total of 1,000,000 shares of the Company's common stock were issued to the founding officers and directors of the Company pursuant to stock subscription agreements at $0.005 per share for total proceeds of $5,000.

A total of 500,000 shares of the Company's common stock were issued pursuant to stock subscription agreements at $0.05 per share for total proceeds of $25,000.

Note 3 - Related Parties

As at March 31, 2006, included in accounts payable is $161 which is due to a director and is non-interest bearing, unsecured and without specific terms of repayment.

Note 4 - Income Taxes

The Company has net operating loss carry-forwards of approximately $30,400 which may be available to offset future taxable income. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred tax asset.

                        Pacific Northwest Productions Inc
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                                   (unaudited)

Note 5 - Subsequent Event

On April 21, 2006, the Company entered into and closed a share purchase agreement with Xian Tsining Housing Development Co., Ltd., a corporation formed under the laws of the People's Republic of China ("Tsining"), and each of Tsining's shareholders (the "Purchase Agreement"). Pursuant to the Agreement, the Company acquired all of the issued and outstanding capital stock of Tsining from the Tsining shareholders in exchange for 2,000,000 shares of the Company's common stock.
Concurrently with the closing of the Purchase Agreement and as a condition thereof, the Company entered into an agreement with Deljit Bains and Davinder Bains, its executive officers, pursuant to which they each returned 500,000 shares of the Company's common stock to the Company for cancellation. They were not compensated in any way for the cancellation of their shares of the Company's common stock. Upon completion of the foregoing transactions, the Company had an aggregate of 2,500,000 shares of common stock issued and outstanding. The shares of common stock issued to the shareholders of Tsining were issued in reliance upon the exemption from registration provided by Regulation S under the Securities Act of 1933, as amended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

INTRODUCTION

This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. (See "Factors Which May Affect Future Results"). These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which the Company operates; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 compared to the Three Months Ended March 31, 2005

      We are a development stage company and as of March 31, 2006 we had not generated any revenues since inception. We had commenced limited business operations and were currently developing our business. We were in the development stage and, during the three month period ended March 31, 2006, had not realized any income.

      Total expenses were $711 for the three months ended March 31, 2006, which consisted of office and general expense of $201 and depreciation of $510, as compared to $2,097 for the period ended March 31, 2005, all of which consisted of office and general expense.

      Net loss was $711 or $0.01 per share for the three months ended March 31, 2006 as compared to a net loss of $2,097 or $0.01 per share for the period ended March 31, 2005. We have incurred a net loss of $30,432 since inception on July 6, 2004.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2006, we had $872 in cash in the bank and computer equipment in the amount of $3,399, net of accumulated depreciation of $2,720. Our total assets were $4,271 at March 31, 2006.

      Our accounts payable and total liabilities at March 31, 2006 were $4,703 resulting from general administration of our business.

      Net cash used in operating activities for the three months ended March 31, 2006 was $201.

      Our stockholders' equity was $(432) at March 31, 2006.

      There was no cash provided by financing or investing activities for the three months ended March 31, 2006.

      Subsequent to March 31, 2006, we have completed a share purchase agreement explained in detail in this filing. While we believe our current capital will be sufficient to sustain operations until December 31, 2006 without having to raise additional capital or seek bank or other loans, there can be no guarantee that we will have sufficient capital or will be able to obtain sufficient capital to meet our new expenditures for our planned acquisitions of land and the subsequent construction and development of the land we acquire, as and when needed.

OFF-BALANCE SHEET ARRANGEMENTS

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

      Although all of our operations to March 31, 2006 have been in Canada, our functional currency is the United States dollar and we have also used the United States dollar as our reporting currency for consistency with registrants of the Securities and Exchange Commission. Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in the comprehensive income account in stockholder's equity, if applicable.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

EXHIBIT NUMBER        DESCRIPTION OF EXHIBIT

31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        China Housing and Land Development, Inc.


    May 15, 2006             By:        /s/Lu Pingji
                                        -------------------------------
                                        Lu Pingji
                                        Chief Executive Officer (Principal
                                        Executive Officer)

    May 15, 2006             By:        /s/ Wan Yulong
                                        -------------------------------
                                        Wan Yulong
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)