Form 10QSB/A
period 2006-03-31
Pacific Northwest Productions Inc.
filed 2006-05-18
CIK 1303330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No, 1)
(Mark One)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 12, 2006 - 20,000,000 shares of common stock

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                     CHINA HOUSING & LAND DEVELOPMENT. INC.
                                  FORM 10-QSB/A

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A (this "Form 10-QSB/A") amends our Quarterly Report on Form 10-QSB for the first quarter ended March 31, 2006, as initially filed with the Securities and Exchange Commission (the "SEC") on May 15, 2006, and is being filed to reflect the restatement of our condensed consolidated balance sheet as of March 31, 2006 and the related condensed consolidated statements of operations, cash flows and stockholders' equity for the three months ended March 31, 2006, as discussed in Note 2 and Note 5 to the unaudited condensed consolidated financial statements. The Form 10-QSB filed on May 15, 2006 was erroneously filed without completion of the review of the Company's auditors. The Company's auditors have now completed their review.

All  of  the  changes  in  these  notes  to  the  financial   statements  relate
specifically to the accounting treatment given to the seven for one stock dividend announced on May 5, 2006.

Except for the foregoing amended information required to reflect the effects of the restated condensed consolidated balance sheet, statements of operations, cash flows and stockholders' equity, this Form 10-QSB/A continues to describe conditions as presented in the original report on Form 10-QSB filed on May 15, 2006. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-QSB on May 15, 2006.

                    CHINA HOUSING AND LAND DEVELOPMENT, INC.
                 (Formerly, Pacific Northwest Productions, Inc.)
                        (A Development Stage Enterprise)

                                      Index

                                                                                    Page
                                                                                   Number
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheet as of March 31, 2006 (unaudited)                             3

           Statements of Operations for the three months ended March 31, 2006 and 2005 and cumulative from July 6, 2004 to
           March 31, 2006 (unaudited)                                                 4

           Statements of Stockholders' Equity for the
           Period from July 6, 2004 to March 31, 2006 (unaudited)                     5

           Statements of Cash Flows for the
           three months ended March 31, 2006 and 2005
           and cumulative from July 6, 2004 to March 31, 2006 (unaudited)             6
           Notes to Financial Statements (unaudited)                                  7

Item 2.    Management's Discussion and Analysis or Plan of Operations                12

Item 3.    Controls and Procedures                                                   13

PART II.   OTHER INFORMATION                                                         14

Item 1.    Legal Proceedings                                                         14

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds               14

Item 3.    Defaults Upon Senior Securities                                           14

Item 4.    Submission of Matters to a Vote of Security Holders                       14

Item 5.    Other Information                                                         14

Item 6.    Exhibits                                                                  14

SIGNATURES                                                                           15

                    CHINA HOUSING AND LAND DEVELOPMENT, INC.
                 (Formerly, Pacific Northwest Productions Inc.)
                        (A Development Stage Enterprise)
                                  Balance Sheet
                                 March 31, 2006
                                   (Unaudited)


                                     ASSETS

         Current Assets:

         Cash and Cash Equivalents                                     $    872
                                                                       --------


         Equipment:
         Computer Equipment                                               6,119
         Accumulated Depreciation                                        (2,720)
                                                                       --------
                Total Equipment                                           3,399
                                                                       --------

         Total  Assets                                                 $  4,271
                                                                       ========

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

         Current Liabilities:
         Accounts Payable and Accrued Liabilities                      $  4,703
                                                                       --------

         Stockholders' Deficit:
         Common Stock
           100,000,000 authorized common shares, par value $0.001
           12,000,000 common shares issued and outstanding
                at March 31, 2006                                        12,000
         Additional Paid-in-Capital                                      18,000
         Deficit accumulated during development stage                   (30,432)
                                                                       --------

                Total Stockholders' Deficit                                (432)
                                                                       --------

         Total Liabilities and Stockholders' Deficit                   $  4,271
                                                                       ========


  The accompanying notes are an integral part of these consolidated financial statements.

                    CHINA HOUSING AND LAND DEVELOPMENT, INC.
                 (Formerly, Pacific Northwest Productions Inc.)
                        (A Development Stage Enterprise)
                            Statements of Operations
          For the Three Month Periods Ended March 31, 2006 and 2005 And
         For the period from July 6, 2004 (inception) to March 31, 2006
                                   (Unaudited)

                                                                                                            Cumulative from
                                                                             Three Month Periods Ended       July 6, 2004
                                                                                     March 31               (inception) to
                                                                               2006             2005        March 31, 2006
                                                                            ------------    ------------    --------------
                                                                             (unaudited)     (unaudited)      (unaudited)
Revenues

     Revenues                                                               $       --      $       --      $         --
                                                                            ------------    ------------    --------------


Operating Expenses
     Depreciation                                                                    510             510             2,720
     General and administrative expenses                                             201           1,587            27,712
                                                                            ------------    ------------    --------------

Net Loss                                                                    $        711    $      2,097    $       30,432
                                                                            ============    ============    ==============


Basic and Diluted Net Loss Per Common Share                                 $      (0.00)   $      (0.00)
                                                                            ------------    ------------

Weighted Average Number of Common Shares Outstanding - Basic and Diluted*     12,000,000      12,000,000
                                                                            ============    ============


  * The basic and diluted net loss per share has been stated to retroactively effect 1:8 forward split on May 5, 2006 via stock dividend.


  The accompanying notes are an integral part of these consolidated financial statements.

                    CHINA HOUSING AND LAND DEVELOPMENT, INC.
                 (Formerly, Pacific Northwest Productions Inc.)
                        (A Development Stage Enterprise)
                        Statement of Stockholders' Equity
         For the period from July 6, 2004 (inception) to March 31, 2006
                                   (Unaudited)


                                                                                                    Total
                                                          $0.001       Paid-In     Accumulated   Stockholders'
                                              Shares     Par Value     Capital       Deficit        Equity
                                            ----------   ----------   ----------    ----------    ----------
Balance July 6, 2004                              --     $     --     $     --      $     --      $     --

Stock Issued for cash at $0.005 per share    8,000,000        8,000       (3,000)         --           5,000

Stock Issued for cash at $0.05 per share     4,000,000        4,000       21,000          --          25,000

Net loss                                          --           --           --         (10,804)      (10,804)

                                            ----------   ----------   ----------    ----------    ----------

Balance December 31, 2004                   12,000,000       12,000       18,000       (10,804)       19,196

Net loss                                          --           --           --         (18,917)      (18,917)

                                            ----------   ----------   ----------    ----------    ----------

Balance December 31, 2005                   12,000,000       12,000       18,000       (29,721)          279

Net loss (unaudited)                              --           --           --            (711)         (711)

                                            ----------   ----------   ----------    ----------    ----------

Balance March 31, 2006 (unaudited)          12,000,000   $   12,000   $   18,000    $  (30,432)   $     (432)
                                            ==========   ==========   ==========    ==========    ==========



  The accompanying notes are an integral part of these consolidated financial statements.

                    CHINA HOUSING AND LAND DEVELOPMENT, INC.
                 (Formerly, Pacific Northwest Productions Inc.)
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
        For the Three Month Periods Ended March 31, 2006 and 2005 And For
           the period from July 6, 2004 (inception) to March 31, 2006
                                   (Unaudited)

                                                                                   Cumulative from
                                                      Three Month Periods Ended     July 6, 2004
                                                               March 31            (inception) to
                                                        2006             2005      March 31, 2006
                                                      --------         --------    ---------------
                                                     (unaudited)      (unaudited)    (unaudited)
Cash Flows from Operating Activities:

      Net Loss                                        $   (711)        $ (2,097)   $       (30,432)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
           Depreciation                                    510              510              2,720
      Changes in non-cash working capital items:
         Accounts Payable                                 --              1,225              4,703

                                                      --------         --------    ---------------
Net Cash Used in Operating Activities                     (201)            (362)           (23,009)
                                                      --------         --------    ---------------


Cash Flows from Investing Activities:

      Purchase of Computer Equipment                      --               --               (6,119)
                                                      --------         --------    ---------------



Cash Flows from Financing Activities:

      Common Stock issued for cash                        --               --               30,000
                                                      --------         --------    ---------------


Increase (Decrease) in Cash and Cash Equivalents          (201)            (362)               872

Cash and Cash Equivalents Balance,  Beginning            1,073           16,418               --
                                                      --------         --------    ---------------

Cash and Cash Equivalents Balance,  Ending            $    872         $ 16,056    $           872
                                                      --------         --------    ---------------


Supplemental Disclosures:
      Cash Paid for interest                          $   --           $   --      $          --
                                                      ========         ========    ================

      Cash Paid for income taxes                      $   --           $   --      $          --
                                                      ========         ========    ================

 The accompanying notes are an integral part of these consolidated financial statements.

            CHINA HOUSING AND LAND DEVELOPMENT, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1 - Nature of Operations and Summary of Significant Accounting Policies

China Housing and Land Development, Inc. (Formerly, Pacific Northwest Productions Inc.) was incorporated under the laws of the State of Nevada for the purpose of converting VHS (analog) videotape information to DVD (digital) information. The Company was incorporated on July 6, 2004 in the State of Nevada.

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

            CHINA HOUSING AND LAND DEVELOPMENT, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

            CHINA HOUSING AND LAND DEVELOPMENT, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Recent Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

            CHINA HOUSING AND LAND DEVELOPMENT, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

A total of 8,000,000 shares of the Company's common stock were issued to the founding officers and directors of the Company pursuant to stock subscription agreements, for total proceeds of $5,000.

A total of 4,000,000 shares of the Company's common stock were issued pursuant to stock subscription agreements, for total proceeds of $25,000.

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

Note 5 - Subsequent Event

On April 21, 2006, the Company entered into and closed a share purchase agreement with Xian Tsining Housing Development Co., Ltd., a corporation formed under the laws of the People's Republic of China ("Tsining"), and each of Tsining's shareholders (the "Purchase Agreement"). Pursuant to the Agreement, the Company acquired all of the issued and outstanding capital stock of Tsining from the Tsining shareholders in exchange for 2,000,000 shares (pre-split) of the Company's common stock.

Concurrently with the closing of the Purchase Agreement and as a condition thereof, the Company entered into an agreement with Deljit Bains and Davinder Bains, its executive officers, pursuant to which they each returned 500,000 shares (pre-split) of the Company's common stock to the Company for cancellation. They were not compensated in any way for the cancellation of their shares of the Company's common stock. Upon completion of the foregoing transactions, the Company had an aggregate of 2,500,000 shares (pre-split) of common stock issued and outstanding. The shares of common stock issued to the shareholders of Tsining were issued in reliance upon the exemption from registration provided by Regulation S under the Securities Act of 1933, as amended.

On May 5, 2006, the company's name was changed to China Housing & Land Development, Inc. from its previous name, Pacific Northwest Productions Inc. The company has declared a stock dividend payable on May 5, 2006 of seven shares of common stock for each share of its common stock outstanding. The stock dividend is payable on May 5 to all record holders on May 2, 2006. China Housing has a total of 20,000,000 shares of common stock (fully diluted) outstanding after the stock dividend.

            CHINA HOUSING AND LAND DEVELOPMENT, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

The exchange of shares with Tsining will be accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of the Tsining obtained control of the Company. Accordingly, the merger of the two companies has been recorded as a recapitalization of Tsining, with Tsining being treated as the continuing entity.

Unaudited   consolidated  revenue  and  net  income  of  China  Housing  &  Land
Development, Inc. and Tsining for the three month periods ended March 31, 2006 are as follows:

                                     Three month periods ended March 31, 2006
                                     ----------------------------------------
                                                   (Unaudited)
        Revenue                                  $   17,276,000
        Net income for the period                $    3,119,000
        Earning per share                        $     0.16

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

      Net loss was $711 or $0.00 per share for the three months ended March 31, 2006 as compared to a net loss of $2,097 or $0.00 per share for the period ended March 31, 2005. We have incurred a net loss of $30,432 since inception on July 6, 2004.

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

      Subsequent to March 31, 2006, we have completed a share purchase agreement explained in the notes to the unaudited consolidated financial statements contained herein. While we believe our current capital will be sufficient to sustain operations until December 31, 2006 without having to raise additional capital or seek bank or other loans, there can be no guarantee that we will have sufficient capital or will be able to obtain sufficient capital to meet our new expenditures for our planned acquisitions of land and the subsequent construction and development of the land we acquire, as and when needed.

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

      The Company's Form 10-QSB for the quarter ended March 31, 2006 was erroneously filed without completion of the review by the Company's auditors. As a result, we have made changes in our internal controls subsequent to the evaluation date. We have required a final written approval of the Company or its representatives and the Company's auditors before any quarterly report, year end report or registration statement can be filed. Other than the foregoing, we have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no further corrective actions taken.

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





                                      China Housing and Land Development, Inc.


          May 18, 2006                By:   /s/ Lu Pingji
                                            ------------------------------------
                                            Lu Pingji
                                            Chief Executive Officer (Principal
                                            Executive Officer)




          May 18, 2006                By:   /s/ Wan Yulong
                                            ------------------------------------
                                            Wan Yulong
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)