Form 10QSB
period 2006-06-30
China Housing & Land Development, Inc.
filed 2006-08-14
CIK 1303330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________

                                    000-51429
                            (Commission file number)

                     CHINA HOUSING & LAND DEVELOPMENT, INC.
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 2006 - 20,369,223 shares of common stock

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                     CHINA HOUSING & LAND DEVELOPMENT, INC.
                                      Index

                                                                           Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet as of June 30, 2006 (unaudited)            2

         Consolidated Statements of Income and Other Comprehensive
         Income for the three and six months ended June 30, 2006
         and 2005 (unaudited)                                                  3

         Consolidated Statements of Cash Flows for the
         six months ended June 30, 2006 and 2005 (unaudited)                   4
         Notes to Consolidated Financial Statements (unaudited)                5

Item 2.  Management's Discussion and Analysis or Plan of Operations

Item 3.  Controls and Procedures

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits

SIGNATURES

              CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                      June 30,
                                                                        2006
                                                                    ------------
                                                                    (unaudited)
                                     ASSETS
                                     ------

ASSETS:
  Cash & cash equivalents                                           $  1,362,147
  Residential properties completed or under construction              57,543,552
  Property and equipment, net                                          4,732,751
  Intangible assets                                                        4,070
  Receivables, deferred charge and other assets                        3,989,654
  Advance to suppliers                                                 3,497,079
  Deposit                                                              1,416,082

                                                                    ------------
  TOTAL ASSETS                                                      $ 72,545,335
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

 LIABILITIES:
  Accounts payable                                                  $ 11,388,846
  Other payables                                                       3,952,186
  Accrued expenses                                                     9,574,820
  Unearned revenue                                                     4,767,922
  Mortgage loan primarily secured by real estate held
    for development and sale                                          21,977,568

                                                                    ------------
  TOTAL LIABILITIES                                                   51,661,342

 STOCKHOLDERS' EQUITY:
  Common stock, $0.001 per share; authorized 100,000,000
    shares; issued and outstanding 20,330,769                             20,331
  Additional paid-in capital                                           6,377,285
  Cumulative translation adjustment                                       74,262
  Statutory reserve                                                    2,093,523
  Retained earnings                                                   12,318,592
                                                                    ------------
      Total stockholders' equity                                      20,883,993

                                                                    ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 72,545,335
                                                                    ============


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

              CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARY
        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

                                            Three Months Ended June 30,     Six Months Ended June 30,
                                               2006            2005            2006            2005
                                           ------------    ------------    ------------    ------------
                                           (unaudited)     (unaudited)     (unaudited)     (unaudited)
Earned revenues
  Sale of properties                       $ 18,290,210    $ 13,908,795    $ 36,239,053    $ 28,977,763
  Other                                          81,606         128,715         155,841         130,983
                                           ------------    ------------    ------------    ------------
      Total earned revenues                  18,371,816      14,037,510      36,394,894      29,108,746

Costs and expenses
  Costs of properties sold                   10,815,816       8,516,075      22,343,292      19,601,468
  Other                                         128,326          13,417         246,806          14,779
  Selling, general and administrative         1,818,925       1,154,261       3,449,441       2,284,240
  Interest:
    Incurred                                    532,957         446,136       1,059,604         755,703
    Less capitalized                           (505,542)       (282,335)     (1,000,676)       (429,721)
                                           ------------    ------------    ------------    ------------
      Total costs and expenses               12,790,482       9,847,554      26,098,467      22,226,469

Income from operations before income tax      5,581,334       4,189,956      10,296,427       6,882,277

Income tax                                    1,841,192       1,310,926       3,397,821       2,271,151

                                           ------------    ------------    ------------    ------------
Net income                                 $  3,740,142    $  2,879,030    $  6,898,606    $  4,611,126

Other comprehensive income
  Foreign currency translation loss                  --              --        (168,521)             --

                                           ------------    ------------    ------------    ------------
Comprehensive Income                       $  3,740,142    $  2,879,030    $  6,730,085    $  4,611,126
                                           ============    ============    ============    ============

Weighted average shares outstanding
  Basic                                      19,084,193      16,000,000      17,550,616      16,000,000
                                           ============    ============    ============    ============
  Duiluted                                   19,090,808      16,000,000      17,557,231      16,000,000
                                           ============    ============    ============    ============

Earnings per share
  Basic                                    $       0.20    $       0.18    $       0.39    $       0.29
                                           ============    ============    ============    ============
  Diluted                                  $       0.20    $       0.18    $       0.39    $       0.29
                                           ============    ============    ============    ============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

              CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

                                                          Six Months Ended June 30,
                                                            2006            2005
                                                        ------------    ------------
                                                        (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $  6,898,606    $  4,611,126
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation and amortization                          113,326          62,846
      Exchange gains                                        (336,151)             --
      (Increase) / decrease in assets:
        Residential properties completed or under
          construction                                    (8,036,107)     15,724,630
        Receivables, deferred charge and other assets     (1,190,920)     (1,753,090)
        Advance to suppliers                               8,828,114      (8,934,589)
        Deposits                                             253,268       1,659,431
      Increase / (decrease) in current liabilities:
        Accounts payable                                   8,851,752      (1,247,684)
        Other payables                                       710,305        (271,331)
        Unearned revenue                                 (26,259,743)    (15,469,445)
        Accrued expenses                                   5,217,918       3,379,133
        Due to related party                                      --        (121,000)

                                                        ------------    ------------
  Net cash provided by (used in) operating activities     (4,949,632)     (2,359,973)
                                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                    (340,885)     (2,855,022)
      Purchase of intangible assets                           (3,532)             --
      Cash acquired in reverse merger transaction                872              --

                                                        ------------    ------------
  Net cash used in investing activities                     (343,545)     (2,855,022)
                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from loan                                   6,225,000       5,445,000
      Proceeds from sale of common stock                   1,075,000              --
      Payment of offering costs                             (139,750)             --
      Payment on loan                                       (537,840)             --

                                                        ------------    ------------
  Net cash provided by in financing activities             6,622,410       5,445,000
                                                        ------------    ------------

Effect of exchange rate changes on cash and cash
  equivalents                                                  2,168              --

NET INCREASE IN CASH & CASH EQUIVALENTS                    1,331,401         230,005

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                    30,746          27,726
                                                        ------------    ------------

CASH & CASH EQUIVALENTS, ENDING BALANCE                 $  1,362,147    $    257,731
                                                        ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                         $    888,209    $    407,777
                                                        ============    ============
  Income taxes paid                                     $         --    $     54,737
                                                        ============    ============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

              CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by China Housing & Land Development, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB. The results of the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

Organization and Line of Business

Xi'an Tsining Housing Development Co., Ltd. ("XTHDC") was incorporated on September 7, 1999 in Xi'an city in the Shaanxi province, China. The core business of XTHDC is acquisition, development, management, and sale of commercial and residential real estate properties located primarily in Xi'an city.

On April 21, 2006, XTHDC entered into and closed a share purchase agreement with Pacific Northwest Productions, Inc. ("Pacific"), a public shell in the United States of America incorporated in the state of Nevada. Pursuant to the purchase agreement, Pacific acquired all of the issued and outstanding capital stock of XTHDC in exchange for 16,000,000 (post-split) shares of Pacific's common stock.

Concurrently with the closing of the purchase agreement and as a condition thereof, Pacific entered into an agreement with Deljit Bains and Davinder Bains, its executive officers, pursuant to which they each returned 4,000,000 (post-split) shares (8,000,000 shares in total) of Pacific common stock to Pacific for cancellation. They were not compensated in any way for the cancellation of their shares of Pacific common stock. Upon completion of the foregoing transactions, Pacific had an aggregate of 20,000,000 shares of common stock issued and outstanding.

As a result of the merger, XTHDC's stockholders own approximately 80% of the combined company and the directors and executive officers of XTHDC became the directors and executive officers of Pacific. Accordingly, the transaction has been accounted for as a reverse acquisition of Pacific by XTHDC resulting in a recapitalization of XTHDC rather than as a business combination. XTHDC is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its assets and liabilities are included in the balance sheet at their historical book values and the results of operations of XTHDC have been presented for the comparative prior period. The historical cost of the net liabilities of Pacific that were acquired was $432. Pro forma information is not presented as the financial statements of Pacific are insignificant. In addition, May 5, 2006, Pacific changed it name to China Housing & Land Development, Inc. (hereafter referred to as the "Company") and the stockholders approved a stock dividend of seven shares for each share held, which has been accounted for as an eight to one forward stock split. All shares and per share data have been restated retrospectively.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of China Housing & Land Development, Inc. and its wholly owned subsidiary, XTHDC. All inter-company accounts and transactions have been eliminated in consolidation.

              CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company's functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in United States Dollars (USD).

Foreign Currency Translation

As of June 30, 2006 and 2005, the accounts of the Company were maintained, and their consolidated financial statements were expressed in the Chinese Yuan Renminbi (RMB). Such consolidated financial statements were translated into United States Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the RMB as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income."

Note 2 - Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts and other receivable

Accounts and other receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed.

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $583,649 at June 30, 2006.

Advances to suppliers

The Company advances to certain vendors for purchase of its material. The advances to suppliers are interest free and unsecured.

              CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Inventory

Inventory is stated at the lower of cost or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. Inventory consists of completed houses ready for sale and houses under construction.

Property and equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

      Office equipment                    5 years
      Office furniture                    5 years
      Vehicles                            5 years
      Buildings                          30 years

At June 30, 2006, the following are the details of the property and equipment:

      Office equipment                $   113,122
      Operating furniture                  86,954
      Vehicles                             36,240
      Buildings                         5,066,490
                                      -----------
                                        5,302,806
      Less accumulated depreciation      (570,055)
                                      -----------
                                      $ 4,732,751
                                      ===========

Depreciation expense for the six months ended June 30, 2006 and 2005 was $112,926 and $62,102, respectively.

Long-lived assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2006 there were no significant impairments of its long-lived assets.

              CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Fair value of financial instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Revenue is recognized when houses are sold and title is transferred, when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Real estate capitalization and cost allocation

Residential properties completed or under construction are stated at cost or estimated net realizable value, whichever is lower. Costs include land and land improvements, direct construction costs and development costs, including predevelopment costs, interest on indebtedness, real estate taxes, insurance, construction overhead and indirect project costs. Selling and advertising costs are expensed as incurred. Total estimated costs of multi-unit developments are allocated to individual units based upon specific identification methods.

Land and improvement costs include land, land improvements, interest on indebtedness and real estate taxes. Appropriate costs are allocated to projects on the basis of acreage, dwelling units and relative sales value. Land held for development and improvements are stated at cost or estimated net realizable value, whichever is lower.

Land and land improvements applicable to condominiums, town homes and single-family homes, are transferred to construction in progress when construction commences.

Interest costs included in costs and expenses of residential properties for the six months ended June 30, 2006 and 2005 were $1,059,604 and $755,703, respectively.

Employee compensation

The Company has a bonus compensation plan for its executive officers and employees according to their management competence. The total amount of bonus compensation charged to selling, general and administrative expense under this plan was 37,077 and $51,264 for the six months ended June 30, 2006 and 2005, respectively.

Warranty costs

Generally, the Company provides all of its customers with a limited (half a year to 5 years) period warranty as to workmanship, depending on the defect reasons and areas.

The Company accrues the cost for warranty into the cost of its houses as a liability after each project is closed based on the Company's historical experience, normally on less than 0.2% of total cost of each project. Any excess amounts are expensed in the period when they occur.

Many of the items relating to workmanship are completed by the existing labor force utilized to construct other new houses and are therefore already factored into the labor and overhead cost to produce each house. Any significant material defects are generally under warranty with the company's suppliers. Currently, the construction contractors leave to the company 5% of total contract amount for one year after the completion of the construction. Such deposits will be used to pay for any repair expense incurred due to defects. The company has not historically incurred any significant litigation requiring additional specific reserves for its product offerings. As of June 30, 2006, the Company accrued $0 as warranty cost.

              CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Deferred revenue

Deferred revenue represents prepayments by customers for house purchases. The Company records such repayment as unearned revenue when the payments are received.

Other payable

Other payable mostly represents borrowings from employees, (bearing the interest rates of 7%, 10% and 12% for borrowing periods of one year, two years and three years, respectively) and payable to other unrelated parties, interest free, unsecured and due on demand.

Advertising Costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the six months ended June 30, 2006 and 2005 were $32,610 and $55,072, respectively.

Stock-based compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123." The Company recognizes in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees and non-employees. No options have been granted during the six months ended June 30, 2006 and 2005.

Income Taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At December 31, 2005, there was no significant book to tax differences.

Local PRC Income Tax

Pursuant to the tax laws of China, general enterprises are subject to income tax at an effective rate of 33%.

              CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Basic and diluted net loss per share

Earning per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net earning per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net earning per share is based upon the weighted average number of common shares outstanding. Diluted net earning per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At June 30, 2006, the Company had outstanding 165,385 warrants that resulted in 6,615 common stock equivalents for the six months ended June 30, 2006.

Statement of Cash Flows

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Segment Reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's financial statements as the Company consists of one reportable business segment. All revenue is from customers in People's Republic of China. All of the Company's assets are located in People's Republic of China.

Recent Pronouncements

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

              CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

Note 3 - Residential Properties Completed or Under Construction

Residential properties completed or under construction consist of completed projects and projects under construction as of June 30, 2006 are as follows.

      Completed projects                                       $32,396,367
      Projects under construction                               25,147,186
                                                               -----------
                                                               $57,543,553
                                                               ===========

Note 4 - Intangible Assets

Net intangible assets as of June 30, 2006 are as follow:

      Computer software                                        $     8,131
      Less: Accumulated amortization                                (4,061)
                                                               -----------
                                                               $     4,070
                                                               ===========

Note 5 - Receivables, Deferred Charge and Other Assets

Receivables, deferred charge and other assets consist of trade receivables, other receivables and prepaid expenses. Receivable, deferred charge and other assets at June 30, 2006 are as follow:

      Accounts receivable                                      $ 4,138,381
        Less: allowance for bad debt of
          accounts receivables                                    (341,916)
      Other receivable                                             433,109
        Less: allowance for bad debt of
          accounts receivables                                    (241,733)
      Prepaid expenses                                               1,813
                                                               -----------
                                                               $ 3,989,654
                                                               ===========

Note 6 - Deposit

Deposit consists of restricted bank savings and deposit to governmental authorities. Deposits as of June 30, 2006 are as follow:

      Restricted bank saving                                   $ 1,157,115
      Deposit to governmental authorities                          258,967
                                                               -----------
                                                               $ 1,416,082
                                                               ===========

              CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Restricted deposit

The loan bank grants mortgage loan to house purchasers. House loans will be credited to the Company's bank account. When the houses are not completed and the purchasers have no ownership documents to secure the loan, the bank will deduct 10% of the loan issued from the Company's bank account to designated bank account. Interest incurred from restricted saving is credit to the Company's normal bank account. The bank will release restriction after house purchasers obtain house ownership documents to secure the mortgage loan.

Deposit to governmental authorities

Governmental authorities will require deposit when housing companies start construction. Deposit becomes refundable when construction completed.

Caution money for purchase of an enterprise

The Company entered into a purchase agreement with an enterprise. The Company paid such amount of money as deposit. Deposit will be part of purchase price when the Company obtains ownership right of the enterprise.

Note 7 - Accrued Expense

Accrued expenses consist of the following as of June 30, 2006 are as follow:

      Tax payable                                              $ 9,324,296
      Accrued payroll                                               12,523
      Other levies                                                 120,041
      Accrued expense                                              117,960
                                                               -----------
                                                               $ 9,574,820
                                                               ===========

Note 8 - Mortgage Loan Primarily Secured by Real Estate Held

Mortgage loan as of June 30, 2006 are follow:

      Note payable to bank, interest rate; 0.7905% per monthly,
      payable quarterly, maturity date; July 26, 2006, secured by
      assets of the Company                                          $ 5,629,500

      Note payable to bank, interest rate; 0.576% per monthly,
      payable quarterly, maturity date; May 25, 2007, secured by
      assets of the Company                                            4,213,368

      Note payable to bank, interest rate; 0.576% per monthly,
      payable quarterly, maturity date; July 7, 2007, secured by
      assets of the Company                                            2,502,000

              CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      Note payable to bank, interest rate; 0.816% per monthly,
      payable quarterly, maturity date; December 31, 2007,
      secured by assets of the Company                                 6,255,000

      Loan from Shaanxi International Trust Investment Company,
      interest rate; 0.900% per monthly, payable quarterly,
      maturity date; April 6, 2006, secured by assets of the
      Company                                                            875,700

      Loan from Shaanxi International Trust Investment Company,
      interest rate; 0.900% per monthly, payable quarterly,
      maturity date; December 5, 2006, secured by assets of the
      Company                                                          2,502,000
                                                                     -----------
                                                                     $21,977,568
                                                                     ===========

Note 9 - Stockholders' Equity

Common stock

On June 28, 2006, the Company entered into securities purchase agreements with accredited investors and completed the sale of $1,075,000 of common stock of the Company and common stock purchase warrants. The securities sold were an aggregate of 330,769 shares of common stock and 99,231 warrants. Each warrant is exercisable for a period of three years at an exercise price of $3.60 per share. Pursuant to the terms of the warrant, each investor has contractually agreed to restrict its ability to exercise the warrants to an amount which would not exceed the difference between the number of shares of common stock beneficially owned by the holder or issuable upon exercise of the warrant held by such holder and 9.9% of the outstanding shares of common stock of the Company. New York Global Securities, Inc. acted as the placement agent of the transaction.

The Company is obligated to file a registration statement registering the resale of shares of the Company's common stock and those issuable upon exercise of the warrants. If the registration statement is not filed within 45 days from the date of investment, or declared effective within 60 days thereafter (135 days if the registration statement receives a full review by the SEC), or if the registration is suspended other than as permitted in the registration rights agreement between the Company and the investors, the Company is obligated to pay the investors certain fees in the amount of 1% of the aggregate amount invested, per month, and the obligations may be deemed to be in default.

In connection with the offering, the Company paid a placement fee of 10% of the proceeds in cash, together with non-accountable expenses in the amount of 3% of the proceeds, in cash. In addition, the placement agent was issued warrants to purchases 66,154 shares of common stock on the same terms and conditions as the investors.

              CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Warrants

Following is a summary of the warrant activity:

                                                       Weighted
                                                       Average       Aggregate
                                         Warrants      Exercise      Intrinsic
                                       outstanding      Price          Value
      Outstanding, December 31, 2005            --             --             --
      Granted                              165,385             --
      Forfeited                                 --             --
      Exercised                                 --             --
                                      ------------
      Outstanding, June 30, 2006           165,385   $       3.60   $     24,808
                                      ============

Following is a summary of the status of warrants outstanding at June 30, 2006:

      Outstanding Warrants                                Exercisable Warrants

                                         Average          Average
      Exercise                         Remaining         Exercise
        Price       Number          Contractual Life       Price       Number

        $3.60      165,385                3.00             $3.60       165,385

Note 10 - Related Party Transactions

The Company invested to an enterprise in May 2003, accounted for 80% of the investee's equity. Due to the Company had no control over the investee, the Company adopted equity method to record gain or loss incurred from the investment.

During 2004, the investee was a related party. The Company borrowed money from the investee interest free. The Company sold its equity in May 2005 and recorded a loss on disposal of $6,597.

Note 11 - Employee Welfare Plan

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes annual contributions of 14% of all employees' salaries to employee welfare plan. The total expense for the above plan was $8,384 and $18,345 for the six months ended June 30, 2006 and 2005, respectively. The balance of welfare payable at June 30, 2006 was $0.

              CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 12 - Statutory Common Welfare Fund

As stipulated by the Company Law of the People's Republic of China (PRC) as applicable to Chinese companies with foreign ownership, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

1)    Making up cumulative prior years' losses, if any;
2) Allocations to the "Statutory surplus reserve" of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital;
3) Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's "Statutory common welfare fund", which is established for the purpose of providing employee facilities and other collective benefits to the Company's employees; and
4) Allocations to the discretionary surplus reserve, if approved in the shareholders' general meeting.

The Company has appropriated $859,345 and $691,669 as reserve for the statutory surplus reserve and welfare fund for the six months ended June 30, 2006 and 2005.

Note 13 - Earnings Per Share

Earnings per share for three and six months June 30, 2006 and 2005 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

The following is an analysis of the differences between basic and diluted earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

                                                           Three Months Ended June 30,
                             --------------------------------------------------------------------------------------
                                                2006                                         2005
                             ------------------------------------------   ------------------------------------------
                                                               Per                                           Per
                               Income           Shares        Share          Income          Shares         Share
                             ------------   ------------   ------------   ------------   ------------   ------------
Basic earnings per share

                             ------------                                 ------------
Net income                   $  3,740,142                                 $  2,879,030
                             ============                                 ============

Weighed shares outstanding                    19,084,193                                   16,000,000

                                                           ------------                                 ------------
                                                           $       0.20                                 $       0.18
                                                           ============                                 ============

Diluted earnings per share

                             ------------                                 ------------
Net income                   $  3,740,142                                 $  2,879,030
                             ============                                 ============

Weighed shares outstanding                    19,084,193                                   16,000,000
Effect of dilutive
securities

  Warrants                                         6,615                                           --
                                            ------------                                 ------------
                                              19,090,808                                   16,000,000
                                            ============                                 ============

                                                           ------------                                 ------------
                                                           $       0.20                                 $       0.18
                                                           ============                                 ============

              CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                            Six Months Ended June 30,
                             --------------------------------------------------------------------------------------
                                                2006                                         2005
                             ------------------------------------------   ------------------------------------------
                                                               Per                                           Per
                               Income           Shares        Share          Income          Shares         Share
                             ------------   ------------   ------------   ------------   ------------   ------------
Basic earnings per share

                             ------------                                 ------------
Net income                   $  6,898,606                                 $  4,611,126
                             ============                                 ============

Weighed shares outstanding                    17,550,616                                   16,000,000

                                                           ------------                                 ------------
                                                           $       0.39                                 $       0.29
                                                           ============                                 ============

Diluted earnings per share

                             ------------                                 ------------
Net income                   $  6,898,606                                 $  4,611,126
                             ============                                 ============

Weighed shares outstanding                    17,550,616                                   16,000,000
Effect of dilutive
securities

  Warrants                                         6,615                                           --
                                            ------------                                 ------------
                                              17,557,231                                   16,000,000
                                            ============                                 ============

                                                           ------------                                 ------------
                                                           $       0.39                                 $       0.29
                                                           ============                                 ============

Note 14 - Current Vulnerability Due to Certain Concentrations

One major customer accounted for 26% of the sales revenue for the six months ended June 30, 2006.

The Company's operations are carried out in the People's Republic of China. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the People's Republic of China, by the general state of the People's Republic of China's economy. The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note 15 - Subsequent Event

On July 7, 2006, the Company entered into securities purchase agreements with accredited investors and completed the sale of $124,975 of common stock of the Company and common stock purchase warrants. The securities sold were an aggregate of 38,454 shares of common stock and 11,536 warrants. Each warrant is exercisable for a period of three years at an exercise price of $3.60 per share. Pursuant to the terms of the warrant, each investor has contractually agreed to restrict its ability to exercise the warrants to an amount which would not exceed the difference between the number of shares of common stock beneficially owned by the holder or issuable upon exercise of the warrant held by such holder and 9.9% of the outstanding shares of common stock of the Company. New York Global Securities, Inc. acted as the placement agent of the transaction.

              CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The Company is obligated to file a registration statement registering the resale of shares of the Company's Common Stock and those issuable upon exercise of the Warrants. If the registration statement is not filed within 45 days from the date of investment, or declared effective within 60 days thereafter (135 days if the registration statement receives a full review by the SEC), or if the registration is suspended other than as permitted in the registration rights agreement between the Company and the investors, the Company is obligated to pay the investors certain fees in the amount of 1% of the aggregate amount invested, per month, and the obligations may be deemed to be in default.

In connection with the offering, the Company paid a placement fee of 10% of the proceeds in cash, together with non-accountable expenses in the amount of 3% of the proceeds, in cash. In addition, the placement agent was issued warrants to purchases 7,691 shares of common stock on the same terms and conditions as the investors.

Item 2.  Management's Discussion and Analysis or Plan of Operations

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-QSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-QSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

      o Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

      o Our ability to raise capital when needed and on acceptable terms and conditions;

      o     The intensity of competition; and

      o     General economic conditions.

All written and oral forward-looking statements made in connection with this Form 10-QSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Three Months Ended June 30, 2006 Compared To Three Months Ended June 30, 2005

Revenue

We generated revenues of $18,371,816 for the three months ended June 30, 2006, an increase of $4,334,306 or 30.9%, compared to $14,037,510 for the three months ended June 30, 2005.

We recognize revenue when a sale is consummated, which only occurs when a project is completed. For the three-month period ended June 30, 2006, we had revenues of $11,435,418 for Tsining JunjingYuan, $6,454,132 for Tsining-24G, $175,524 for Tsining Gangwan and $230,200 for other projects.The increase in sales for the three periods ended June 30, 2006 compared to the same periods this year, was due to an increase in our sales in our Tsining JunjingYuan and Tsining-24G projects. In the same periods this year , we had revenues of $9,056,351 for Tsining JunjingYuan, $1,027,638 for Tsining-Gangwan, and $3,953,521 for other projects.

Costs and Expenses

Our costs and expenses for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 were in line with the increased revenue from the sale of properties.

The cost of properties sold for the three months ended June 30, 2006 was $10,815,816, an increase of $2,299,741 or 27.0% compared to $8,516,075 for the three months ended June 30, 2005. This is in line with the 31.5% increase in revenues generated by the Company from the sale of properties during the same two periods.

Other expenses for three months ended June 30, 2006 was $128,326, an increase of $114,909 or 856.4% compared to $13,417 for the three months ended June 30, 2005. This increase represents less than 1% of all costs and expenses incurred during the three months ended June 30, 2006.

Our selling, general and administrative expense for the three months ended June 30, 2006 was $1,818,925, an increase of $664,664 or 57.6% compared to $1,154,261 for the three months ended June 30, 2005. Selling, general and administrative expense reflects our overhead expenses such as office rent, management and staff salaries, general insurance, accounting and legal expenses. We staff our sales department at fixed levels. As one project approaches the end of the sales cycle, the sales staff is shifted to the next project.

Interest Expense

We incurred interest expense for the three months ended June 30, 2006 of $532,957, an increase of $86,821 or 19.5% compared to $446,136 for the three months ended June 30, 2005. Of these amounts, $505,542 was capitalized for the three months ended June 30, 2006 compared to $282,335 for the three months ended June 30, 2005.

Operating Income Before Income Tax

We had operating income before income tax of $5,581,334 for the three months ended June 30, 2006, an increase of $1,391,378 or 33.2%, compared to $4,189,956 for the three months ended June 30, 2005.

Net Income

Our net income for the three months ended June 30, 2006 was $3,740,142, an increase of $861,112 or 29.9% compared to $2,879,030 for the three months ended June 30, 2005 which is a direct result of the 31.5% increase of revenues earned from the sale of properties.

Six Months Ended June 30, 2006 Compared To Six Months Ended June 30, 2005

Revenue

We generated revenues of $36,239,053 for the six months ended June 30, 2006, an increase of $7,261,290 or 25.1%, compared to $28,977,763 for the six months ended June 30, 2005.

For the six-month period ended June 30, 2006, we had revenues of $29,234,531 for Tsining JunjingYuan, $6,454,132 for Tsining-24G, $175,524 for Tsining Gangwan and $374,866 for other projects.For the same periods last year , we had revenues of $8,991,353 for Tsining JunjingYuan, $16,008,210 for Tsining-Gangwan, and $6,985,720 for other projects. The increase in sales for the six periods ended June 30, 2006 compared to the same periods last year, was due to an increase in our sales in our Tsining JunjingYuan and Tsining-24G projects.

This increase in sales was, however, lower than we expected due to several new regulatory policies governing the real estate market issued by the Chinese government recent tow year. For example, the People's Bank of China raised mortgage interest rates on March 16, 2005, thereby increasing the cost of acquiring a residence. In addition, "Further Strengthen the Macro Controlling on Real Estate Market" and "The Notice of Stabilizing House Price and Adjust Supply Structure of house" issued by the State Council on April 27, 2005 and May 29, 2006, respectively, negatively impacted our revenues because potential buyers, whose expectations of housing prices were affected by these reports, are delaying purchases in anticipation of a decline in housing prices.

Costs and Expenses

The cost of properties sold for the six months ended June 30, 2006 was $22,343,292, an increase of $2,741,824 or 14.0% compared to $19,601,468 for the six months ended June 30, 2005. This is in line with the 25.1% increase in revenues generated by the Company from the sale of properties during the same two periods.

Other expenses for six months ended June 30, 2006 was $246,806, an increase of $232,027 or 1,570% compared to $14,779 for the six months ended June 30, 2005. This increase represents less than 1% of all costs and expenses incurred during the six months ended June 30, 2006.

Our selling, general and administrative expense for the six months ended June 30, 2006 was $3,449,441, an increase of $1,165,201 or 51.0% compared to
$2,284,240 for the six months ended June 30, 2005. Selling, general and administrative expense reflects our overhead expenses such as office rent, management and staff salaries, general insurance, accounting and legal expenses. We staff our sales department at fixed levels. As one project approaches the end of the sales cycle, the sales staff is shifted to the next project.

Interest Expense

We incurred interest expense for the six months ended June 30, 2006 of $1,059,604, an increase of $755,703 or 40.2% compared to $755,703 for the six months ended June 30, 2005. Of these amounts, $1,000,676 was capitalized for the six months ended June 30, 2006 compared to $429,721 for the six months ended June 30, 2005.

Operating Income Before Income Tax

We had operating income before income tax of $10,296,427 for the six months ended June 30, 2006, an increase of $3,414,150 or 49.6%, compared to $6,882,277 for the six months ended June 30, 2005.

Net Income

Our net income for the six months ended June 30, 2006 was $6,898,606, an increase of $2,287,480 or 49.6% compared to $4,611,126 for the six months ended June 30, 2005 which is a direct result of the 25.1% increase of revenues earned from the sale of properties.

Liquidity and Capital Resources

Our principal demands for liquidity are for development of new properties and future property acquisitions and general corporate purposes. As of June 30, 2006, we had total mortgage indebtedness of $21,977,568 with a weighted average interest rate of 0.725% per month, payable quarterly. Future scheduled maturities of mortgages payable are as follows: April 6, 2006 -- $875,700; July 26, 2006 -- $5,629,500; December 5, 2006 -- $2,502,000; May 25, 2007 --
$4,213,368; July 7, 2007 -- $2,502,000.The mortgage debt is secured by assets of the Company. The loan due July 26, 2006 has been renegotiated to extend the maturity to July 26, 2007. In addition, in January 2006, the Company obtained a two year mortgage of approximately $6,255,000, which has an interest rate of 0.816% per month, and the loan will payable December 31, 2007.

As of June 30, 2006, we had $1,362,147 of cash and cash equivalents on hand, compared to $30,746 of cash and cash equivalents on hand as of December 31, 2005.

As of June 30, 2006 accounts payable was $11,388,846 and other payables was $3,952,186. Our operating activities used cash of $4,949,632 during the six months ended June 30, 2006. We increased properties under construction by $8,036,107. Receivables, deferred charges and other assets increased $1,190,920. Advances to suppliers decreased by $8,828,114 and deposits decreased $253,268 during the six months ended June 30, 2006. Accounts payable increased $8,851,752, other payables increased $710,305, accrued expenses increased $5,217,918, while unearned revenues decreased $26,259,743.

We used cash of $343,545 in investing activities during the six months ended June 30, 2006 primarily $340,885 for the payment of equipment purchased. During the six months ended June 30, 2006 financing activities provided cash of $6,622,410, the result of $6,225,000 received on loan and $537,840 of loan re-payments made during the six months ended June 30, 2006 and the net proceeds of $935,250 from the sale of 330,769 shares of our common stock. Subsequent to June 30, 2006 we sold an additional 38,454 shares of common stock for net proceeds of $108,728.

We intend to meet our liquidity requirements, including capital expenditures related to the purchase of land for the development of our future projects, through cash flow provided by operations and additional funds raised by future possible cash investments. Upon acquiring land for future development, we intend to raise funds to develop our projects by obtaining mortgage financing from local banking institutions with whom we have done business in the past. We believe that our relationships with these banks are in good standing and that our real estate will secure the loans needed. We believe that adequate cash flow will be available to fund our operations.

The majority of the Company's revenues and expenses were denominated primarily in Renminbi ("RMB"), the currency of the People's Republic of China. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. The Company does not engage in currency hedging. Inflation has not had a material impact on the Company's business.

Item 3.    Controls and Procedures

The Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal control over financial reporting (as defined in Rule 13a-15f under the Exchange Act) that occurred during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Previously disclosed Form 8-K filed July 6, 2006.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.    Other Information

Not applicable

Item 6.    Exhibits

(a)        Exhibits

Exhibit Number   Description of Exhibit

3.1 Articles of Incorporation. (incorporated by reference to the exhibits to Registrants Form SB-2 filed on October 27, 2004)

3.2 Registrant's By-Laws (incorporated by reference to the exhibits to Registrants Form SB-2 filed on October 27, 2004)

10.1 Share Purchase Agreement by and among Pacific Northwest Productions Inc., Xian Tsining Housing Development Co., Ltd. and the shareholders of Xian Tsining Housing Development Co., Ltd. (incorporated by reference to the exhibits to Registrants Form 8-K filed on April 27, 2006)

10.2 Return to Treasury Agreement between Pacific Northwest Productions Inc. and Davinder Bains, dated as of April 21, 2006 (incorporated by reference to the exhibits to Registrants Form 8-K filed on April 27, 2006)

10.3 Return to Treasury Agreement between Pacific Northwest Productions Inc. and Deljit Bains, dated as of April 21, 2006 (incorporated by reference to the exhibits to Registrants Form 8-K filed on April 27, 2006).

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

                                       China Housing & Land Development, Inc.

          August 14, 2006              By:  /s/ Lu Pingji
                                            -------------
                                            Lu Pingji
                                            Chief Executive Officer (Principal
                                            Executive Officer)

          August 14, 2006              By:  /s/ Wan Yulong
                                            --------------
                                            Wan Yulong
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)