Form 10QSB
period 2006-09-30
China Housing & Land Development, Inc.
filed 2006-11-14
CIK 1303330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 23, 2006 - 20,619,223 shares of common stock

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                     CHINA HOUSING & LAND DEVELOPMENT, INC.
                                      Index

                                                                                               Page
                                                                                              Number
                                                                                              ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheet as of September 30, 2006 (unaudited)                       2

           Consolidated Statements of Income and Other Comprehensive Income for
           the three and nine month period ended September 30, 2006
           and 2005 (unaudited)                                                                  3

           Consolidated Statements of Cash Flows for the
           nine month periods ended September 30, 2006 and 2005 (unaudited)                      4

           Notes to Consolidated Financial Statements (unaudited)                                5

Item 2.    Management's Discussion and Analysis or Plan of Operations                           19

Item 3.    Controls and Procedures                                                              22

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                    23

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                          23

Item 3.    Defaults Upon Senior Securities                                                      23

Item 4.    Submission of Matters to a Vote of Security Holders                                  23

Item 5.    Other Information                                                                    23

Item 6.    Exhibits                                                                             23

SIGNATURES                                                                                      24

                     CHINA HOUSING & LAND DEVELOPMENT, INC.
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2006
                                   (Unaudited)

                                     ASSETS
                                     ------
ASSETS:
       Cash & cash equivalents                                                        $    326,558
       Residential properties completed or under construction                           44,548,323
       Property and equipment, net                                                      17,247,512
       Receivables, deferred charge and other assets                                     6,245,457
       Advance to suppliers                                                              3,386,057
       Deposit                                                                           1,408,200

                                                                                      ------------
       Total Assets                                                                   $ 73,162,107
                                                                                      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

 LIABILITIES:
       Accounts payable                                                               $ 11,470,360
       Other payables                                                                    4,320,452
       Accrued expenses                                                                 11,499,735
       Unearned revenue                                                                    955,184
       Mortgage loan primarily secured by real estate held for development and sale     20,987,615

                                                                                      ------------
       TOTAL LIABILITIES                                                                49,233,346

 STOCKHOLDERS' EQUITY:
       Common stock, $0.001 per share; authorized 100,000,000 shares;
       issued and outstanding 20,619,223                                                    20,619
       Additional paid-in capital                                                        7,192,600
       Cumulative translation adjustment                                                   269,598
       Statutory reserve                                                                 2,421,228
       Retained earnings                                                                14,024,716
                                                                                      ------------
               Total stockholders' equity                                               23,928,761

                                                                                      ------------
       Total Liabilities & Stockholders' Equity                                       $ 73,162,107
                                                                                      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     CHINA HOUSING & LAND DEVELOPMENT, INC.
        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                    (Unaduit)

                                              For the Three Month Period Ended    For the Nine Month Periods Ended
                                                        September 30,                       September 30,
                                                   2006              2005              2006              2005
                                              --------------    --------------    --------------    --------------
Earned revenues
        Sale of properties                    $   14,182,007    $    1,465,658    $   50,421,060    $   30,443,421
         Other                                        50,100            56,693           205,941           187,676
                                              --------------    --------------    --------------    --------------
             Total earned revenues                14,232,107         1,522,351        50,627,001        30,631,097


Costs and expenses
        Costs of properties sold                   9,765,850           982,971        32,109,142        20,584,439
        Other                                         91,123            12,543           337,929            27,322
        Selling, general and administrative        1,262,648           582,937         4,712,089         2,867,177
        Interest:                                         --                --
          Incurred                                   494,027           268,004         1,553,631         1,023,707
          Less capitalized                          (472,740)         (197,585)       (1,473,416)         (627,306)
                                              --------------    --------------    --------------    --------------
             Total costs and expenses             11,140,908         1,648,870        37,239,375        23,875,339

Income from operations before income tax           3,091,199          (126,519)       13,387,626         6,755,758

Income tax                                         1,057,370           (41,751)        4,455,191         2,229,400

                                              --------------    --------------    --------------    --------------
Net income                                    $    2,033,829    $      (84,768)   $    8,932,435    $    4,526,358

Other comprehensive income
     Foreign currency translation loss               195,336                --            26,815                --

                                              --------------    --------------    --------------    --------------
Comprehensive Income                          $    2,229,165    $      (84,768)   $    8,959,250    $    4,526,358
                                              ==============    ==============    ==============    ==============

Weighted average shares outstanding
        Basic                                     20,474,993        16,000,000        18,536,120        16,000,000
                                              ==============    ==============    ==============    ==============
        Duiluted                                  20,474,993        16,000,000        18,536,120        16,000,000
                                              ==============    ==============    ==============    ==============

Earnings per share
        Basic                                 $         0.10    $        (0.01)   $         0.48    $         0.28
                                              ==============    ==============    ==============    ==============
        Diluted                               $         0.10    $        (0.01)   $         0.48    $         0.28
                                              ==============    ==============    ==============    ==============

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                     CHINA HOUSING & LAND DEVELOPMENT, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaduited)

                                                                 For the Nine Month Periods Ended September 30,
                                                                           2006                2005
                                                                     ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                      $      8,932,435    $      4,526,358
     Adjustments to reconcile net income to net cash
     used in operating activities:
        Depreciation and amortization                                         189,722             115,046
        Exchange gains                                                       (387,153)                 --
        (Increase) / decrease in assets:
            Residential properties completed or under construction          5,404,764          14,051,976
            Receivables, deferred charge and other assets                  (3,379,743)         (1,590,207)
            Advance to suppliers                                            9,004,737         (15,767,391)
            Deposits                                                          279,321           1,133,485
        Increase / (decrease) in current liabilities:
            Accounts payable                                                8,839,530          (1,999,582)
            Other payables                                                  1,027,881            (491,414)
            Unearned revenue                                              (30,161,309)          1,254,561
            Accrued expenses                                                7,029,454              (3,252)
            Due to related party                                                   --            (122,200)
                                                                     ----------------    ----------------
        Total adjustments                                                  (2,152,796)         (3,418,978)
                                                                     ----------------    ----------------
     Net cash provided by operating activities                              6,779,639           1,107,380
                                                                     ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of property and equipment                                (12,721,532)          1,735,034
        Purchase of intangible assets                                          (3,532)                 --
        Cash acquired in reverse merger transaction                               872                  --

                                                                     ----------------    ----------------
     Net cash used in investing activities                                (12,724,192)          1,735,034
                                                                     ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from loan                                                  6,225,000           7,943,000
        Proceeds from sale of common stock                                  2,012,475                  --
        Payment of offering costs                                            (261,622)                 --
        Payment on loan                                                    (1,739,841)         (8,870,987)

                                                                     ----------------    ----------------
     Net cash provided by(used in) financing activities                     6,236,012            (927,987)
                                                                     ----------------    ----------------

Effect of exchange rate changes on cash and cash equivalents                    4,353              22,531

NET INCREASE IN CASH & CASH EQUIVALENTS                                       295,812           1,936,958

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                     30,746              27,726
                                                                     ----------------    ----------------

CASH & CASH EQUIVALENTS, ENDING BALANCE                              $        326,558    $      1,964,684
                                                                     ================    ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid                                                   $      1,315,518    $      1,185,818
                                                                     ================    ================
     Income taxes paid                                               $             --    $        171,762
                                                                     ================    ================

                 The accompanying notes are an integral part of
                    these consolidated financial statements

              CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1 - Organization and Basis of Presentation

The unaudited consolidated financial statements have been prepared by China Housing & Land Development, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB. The results of the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

Organization and Line of Business
---------------------------------

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

Principles of Consolidation
---------------------------

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


Basis of Presentation
---------------------

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company's functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in United States Dollars (USD).

Foreign Currency Translation
----------------------------

As of September 30, 2006 and 2005, the accounts of the Company were maintained, and their consolidated financial statements were expressed in the Chinese Yuan Renminbi (RMB). Such consolidated financial statements were translated into United States Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the RMB as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income."


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

Accounts and other receivable
-----------------------------

Accounts and other receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed.

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $590,180 at September 30, 2006.

Advances to suppliers
---------------------

The Company advances to certain vendors for purchase of its material. The advances to suppliers are interest free and unsecured.

              CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Inventory
---------

Inventory is stated at the lower of cost or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to their market value, if lower. Inventory consists of completed houses ready for sale and houses under construction.

Property and equipment
----------------------

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

           Office equipment                             5 years
           Office furniture                             5 years
           Computer software                            5 years
           Vehicles                                     5 years
           Buildings                                   30 years

At September 30, 2006, the following are the details of the property and equipment:

           Office equipment                           $    111,228
           Office furniture                                 87,927
           Computer software                                 8,131
           Vehicles                                         36,646
           Buildings                                    17,661,048
                                                      ------------
                                                        17,904,980
           Less accumulated depreciation                  (657,468)
                                                      ------------
                                                      $ 17,247,512
                                                      ============

Depreciation expense for the nine months ended September 30, 2006 and 2005 was $189,722 and $115,224, respectively.

Long-lived assets
-----------------

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2006 there were no significant impairments of its long-lived assets.

              CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Fair value of financial instruments
-----------------------------------

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Revenue Recognition
-------------------

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

Real estate capitalization and cost allocation
----------------------------------------------

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

Interest costs included in costs and expenses of residential properties for the nine months ended September 30, 2006 and 2005 were $1,553,631 and $992,985, respectively.

Employee compensation
---------------------

The Company has a bonus compensation plan for its executive officers and employees according to their management competence. The total amount of bonus compensation charged to selling, general and administrative expense under this plan was $238,290 and $157,835 for the nine months ended September 30, 2006 and 2005, respectively.

Warranty costs
--------------

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

              CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Many of the items relating to workmanship are completed by the existing labor force utilized to construct other new houses and are therefore already factored into the labor and overhead cost to produce each house. Any significant material defects are generally under warranty with the company's suppliers. Currently, the construction contractors leave to the company 5% of total contract amount for one year after the completion of the construction. Such deposits will be used to pay for any repair expense incurred due to defects. The company has not historically incurred any significant litigation requiring additional specific reserves for its product offerings. As of September 30, 2006, the Company accrued $0 as warranty cost.

Deferred revenue
----------------

Deferred revenue represents prepayments by customers for house purchases. The Company records such repayment as unearned revenue when the payments are received.

Other payable
-------------

Other payable mostly represents borrowings from employees, (bearing the interest rates of 7%, 10% and 12% for borrowing periods of one year, two years and three years, respectively) and payable to other unrelated parties, interest free, unsecured and due on demand.

Advertising Costs
-----------------

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the nine months ended September 30, 2006 and 2005 were $425,200 and $308,183, respectively.

Stock-based compensation
------------------------

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123." The Company recognizes in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees and non-employees. No options have been granted during the nine months ended September 30, 2006 and 2005.

Income Taxes
------------

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

Local PRC Income Tax
--------------------

Pursuant to the tax laws of China, general enterprises are subject to income tax at an effective rate of 33%.

              CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Basic and diluted net loss per share
------------------------------------

Earning per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net earning per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net earning per share is based upon the weighted average number of common shares outstanding. Diluted net earning per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At September 30, 2006, the Company had outstanding 309,612 warrants. The average stock price for the three and nine months ended September 30, 2006 was less than the exercise price of the warrants; therefore, the warrants are not factored into the diluted earning per share calculation as they are anti-dilutive.

Statement of Cash Flows
-----------------------

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Segment Reporting
-----------------

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

Recent Pronouncements
---------------------

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company adopted FAS No. 123R on January 1, 2006 and the adoption of this statement did not have a material impact on its financial position, results of operations or cash flows.

In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3". This statement replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Management believes the adoption of this pronouncement will not have a material effect on our financial statements.

              CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


In June 2005, the FASB ratified the EITF consensus to amend EITF No. 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholders Have Certain Approval or Veto Rights". The EITF agreed to amend the Protective Rights section of this consensus, as well as Example of Exhibit 96-16A, to be consistent with the consensus reached in Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similarly Entity When the Limited Partners Have Certain Rights." The provisions of this amendment should be applied prospectively to new investments and to investment agreements that are modified after June 29, 2005. Management believes the adoption of this pronouncement will not have a material effect on our financial statements.

In June 2005, the EITF reached consensus on Issue No. 05-6, determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its financial position or results of operations.

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. The Company has not evaluated the impact of this pronouncement its financial statements.

In March 2006 FASB issued SFAS 156 'Accounting for Servicing of Financial Assets' this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3. Permits an entity to choose 'Amortization method' or Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities.

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

5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statement.

In September 2006, FASB issued SFAS 157 `Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 `Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

Note 3 - Residential Properties Completed or Under Construction

Residential properties completed or under construction consist of completed projects and projects under construction as of September 30, 2006 are as follows.

           Completed projects                          $     36,824,468
           Projects under construction                        7,723,855
                                                       ----------------
                                                       $     44,548,323
                                                       ================

              CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 4 - Receivables, Deferred Charge and Other Assets

Receivables, deferred charge and other assets consist of trade receivables, other receivables and prepaid expenses. Receivable, deferred charge and other assets at September 30, 2006 are as follow:

           Accounts receivable                       $    6,290,197
             Less: allowance for bad debt of
                accounts receivables                       (345,743)
           Other receivable                                 543,608
           Less: allowance for bad debt of
                accounts receivables                       (244,437)
           Prepaid expenses                                   1,832
                                                     --------------
                                                     $    6,245,457
                                                     ==============


Note 5 - Deposit

Deposit consists of restricted bank savings and deposit to governmental authorities. Deposits as of September 30, 2006 are as follow:

           Restricted bank saving                    $    1,203,897
           Deposit to governmental authorities              204,303
                                                     --------------
                                                     $    1,408,200
                                                     ==============


Restricted deposit
------------------

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

Deposit to governmental authorities
-----------------------------------

Governmental authorities will require deposit when housing companies start construction. Deposit becomes refundable when construction completed.

Caution money for purchase of an enterprise
-------------------------------------------

The Company entered into a purchase agreement with an enterprise. The Company paid such amount of money as deposit. Deposit will be part of purchase price when the Company obtains ownership right of the enterprise.

Note 6 - Accrued Expense

Accrued expenses consist of the following as of September 30, 2006 are as follow:

              CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


           Tax payable                               $   11,189,048
           Accrued payroll                                      688
           Other levies                                     150,079
           Accrued expense                                  159,920
                                                     --------------
                                                     $   11,499,735
                                                     ==============

Note 7 - Mortgage Loan Primarily Secured by Real Estate Held

Mortgage loan as of September 30, 2006 are follow:


                    Note payable to bank, interest rate; 0.82875% per
                    monthly, payable quarterly, maturity date; August 7,
                    2007, secured by assets of the Company                      $    5,060,000

                    Note payable to bank, interest rate; 0.576% per
                    monthly, payable quarterly, maturity date; May 25,
                    2007, secured by assets of the Company                           3,657,115

                    Note payable to bank, interest rate; 0.576% per
                    monthly, payable quarterly, maturity date; July 7,
                    2007, secured by assets of the Company                           2,530,000

                    Note payable to bank, interest rate; 0.816% per
                    monthly, payable quarterly, maturity date; December
                    31, 2007, secured by assets of the Company                       6,325,000

                    Loan from Shaanxi International Trust Investment
                    Company, interest rate; 0.900% per monthly,
                    payable quarterly, maturity date; April 6, 2006,
                    secured by assets of the Company                                   885,500

                    Loan from Shaanxi International Trust Investment
                    Company, interest rate; 0.900% per monthly,
                    payable quarterly, maturity date; December 5, 2006,
                    secured by assets of the Company
                                                                                     2,530,000


                                                                                --------------
                                                                                $   20,987,615
                                                                                ==============

Note 8 - Stockholders' Equity

Common stock
------------

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

On August 21, 2006, the Company entered into securities purchase agreements with accredited investors and completed the sale of $812,500 of common stock of the Company and common stock purchase warrants. The securities sold were an aggregate of 250,000 shares of common stock and 75,000 warrants. Each warrant is exercisable for a period of three years at an exercise price of $3.60 per share. Pursuant to the terms of the warrant, each investor has contractually agreed to restrict its ability to exercise the warrants to an amount which would not exceed the difference between the number of shares of common stock beneficially owned by the holder or issuable upon exercise of the warrant held by such holder and 9.9% of the outstanding shares of common stock of the Company. New York Global Securities, Inc. acted as the placement agent of the transaction.

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

In connection with the offering, the Company paid a placement fee of 10% of the proceeds in cash, together with non-accountable expenses in the amount of 3% of the proceeds, in cash. In addition, the placement agent was issued warrants to purchases 50,000 shares of common stock on the same terms and conditions as the investors.

Warrants
--------

Following is a summary of the warrant activity:

                                                                            Weighted
                                                                            Average
                                                              Warrants      Exercise     Aggregate
                                                            outstanding      Price    Intrinsic Value
                Outstanding, December 31, 2005
                                                                      --         --             --
                Granted                                          309,612         --
                Forfeited                                             --         --
                Exercised                                             --         --
                                                          --------------
                Outstanding, September 30, 2006                  309,612      $3.60       $      0
                                                          ==============

Following is a summary of the status of warrants outstanding at September 30, 2006:


            Outstanding Warrants                         Exercisable Warrants

                                        Average          Average
            Exercise                   Remaining        Exercise
             Price        Number    Contractual Life      Price       Number

             $3.60       309,612             2.81         $3.60      309,612

              CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 9 - Related Party Transactions

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


Note 10 - Employee Welfare Plan

The Company has established its own employee welfare plan in accordance with Chinese law and regulations. The Company makes annual contributions of 14% of all employees' salaries to employee welfare plan. The total expense for the above plan was $11,195 and $25,596 for the nine months ended September 30, 2006 and 2005, respectively. The balance of welfare payable at September 30, 2006 was $0.

Note 11 - Statutory Common Welfare Fund

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

The Company has appropriated $1,187,050 and $686,733 as reserve for the statutory surplus reserve and welfare fund for the nine months ended September 30, 2006 and 2005.


Note 12 - Earnings Per Share

Earnings per share for three and nine months September 30, 2006 and 2005 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. There were no common stock equivalents that were dilutive during the three and nine months ended September 30, 2006 and 2005; accordingly, basic and diluted earning per share were the same for all periods presented.

              CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 13 - Current Vulnerability Due to Certain Concentrations

One major customer accounted for 24% of the sales revenue for the nine months ended September 30, 2006.

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

Item 2.  Management's Discussion and Analysis



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

Three Months Ended September 30, 2006 as Compared To Three Months Ended September 30, 2005

Revenue
-------

We generated revenues of $14,232,107 for the three months ended September
30, 2006, an increase of $12,709,756 or 834.88% compared to $1,522,351 for the three months ended September 30, 2005.

We recognize revenue when a sale is consummated, which only occurs when a project is completed. For the three-month period ended September 30, 2006, we had revenues of $8,044,360 for Tsining JunjingYuan, $5,655,135 for Tsining-24G, $1,581 for Tsining Gangwan and $531,031 for other projects.

Costs and Expenses

Our costs and expenses for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 were in line with the increased revenue from the sale of properties.

The cost of properties sold for the three months ended September 30, 2006 was $9,765,850, an increase of $8,782,879 or increased 7.94 times compared to $982,971 for the three months ended September 30, 2005. This is in line with the 834.88% increase in revenues generated by the Company from the sale of properties during the same two periods.

Other expenses for three months ended September 30, 2006 was $91,123, an increase of $78,580 or 626.48% compared to $12,543 for the three months ended September 30, 2005. This increase represents less than 1% of all costs and expenses incurred during the three months ended September 30, 2006.

Our selling, general and administrative expense for the three months ended September 30, 2006 was $1,262,648, an increase of $679,711 or 116.60% compared to $582,937 for the three months ended September 30, 2005. Selling, general and administrative expense reflects our overhead expenses such as office rent, management and staff salaries, general insurance, accounting and legal expenses. We staff our sales department at fixed levels. As one project approaches the end of the sales cycle, the sales staff is shifted to the next project.

Interest Expense
----------------

We incurred interest expense for the three months ended September 30, 2006 of $494,027, an increase of $226,023 or 84.34% compared to $268,004 for the three months ended September 30, 2005. Of these amounts, $472,740 was capitalized for the three months ended September 30, 2006 compared to $197,585 for the three months ended September 30, 2005.

Operating Income Before Income Tax
----------------------------------

We had operating income before income tax of $3,091,199 for the three months ended September 30, 2006; an increase of $3,217,718, compared to a loss of $126,519 for the three months ended September 30, 2005.

Net Income
----------

Our net income for the three months ended September 30, 2006 was $2,033,829, an increase of $2,118,597 compared to a loss of $84,768 for the three months ended September 30, 2005, which is a direct result of the increase of revenues earned from the sale of properties.


Nine Months Ended September 30, 2006 Compared To Nine Months Ended September 30, 2005

Revenue
-------

We generated revenues of $50,627,001 for the nine months ended September 30, 2006, an increase of $19,995,904 or 65.28%, compared to $30,631,097 for the nine months ended September 30, 2005.

For the nine month period ended September 30, 2006, we had revenues of $36,592,762 for Tsining JunjingYuan, $11,990,034 for Tsining-24G, $250,002 for Tsining Gangwan and $1,794,203 for other projects. For the same periods of year 2005, we had revenues of $6,685,745 for Tsining JunjingYuan, $1,386,841 for Tsining-Gangwan, and $22,558,511 for other projects. The increase in sales for the nine month ended September 30, 2006 compared to the same periods if year 2005, was due to an increase in our sales in our Tsining JunjingYuan and Tsining-24G projects.

This increase in sales was, however, lower than we expected due to several new regulatory policies governing the real estate market issued by the Chinese government in the past two years. For example, the People's Bank of China raised mortgage interest rates on March 16, 2005, therefore increasing the cost of acquiring a residence. In addition, "Further Strengthen the Macro Controlling on Real Estate Market" and "The Notice of Stabilizing House Price and Adjust Supply Structure of house" issued by the State Council on April 27, 2005 and May 29, 2006, respectively, negatively impacted our revenues because potential buyers, whose expectations of housing prices were affected by these reports, are delaying purchases in anticipation of a decline in housing prices.

Costs and Expenses
------------------

The cost of properties sold for the nine months ended September 30, 2006 was $32,109,142, an increase of $11,524,703 or 55.99% compared to $20,584,439 for the nine months ended September 30, 2005. This is in line with the 65.28% increase in revenues generated by the Company from the sale of properties during the same two periods.

Other expenses for nine months ended September 30, 2006 was $337,929 increase of $310,607 or increased 10.37 times compared to $27,322 for the nine months ended September 30, 2005. This increase represents less than 1% of all costs and expenses incurred during the nine months ended September 30, 2006.

Our selling, general and administrative expense for the nine months ended September 30, 2006 was $4,712,089,an increase of $1,844,912 or 64.35% compared to $2,867,177 for the nine months ended September 30, 2005. Selling, general and administrative expense reflects our overhead expenses such as office rent, management and staff salaries, general insurance, accounting and legal expenses. We staff our sales department at fixed levels. As one project approaches the end of the sales cycle, the sales staff is shifted to the next project.

Interest Expense
----------------

We incurred interest expense for the nine months ended September 30, 2006 of $1,553,631; an increase of $529,924 or 51.77% compared to $1,023,707 for the nine months ended September 30, 2005. Of these amounts, $1,473,416 was capitalized for the nine months ended September 30, 2006 compared to $627,306 for the nine months ended September 30, 2005.

Operating Income Before Income Tax
----------------------------------

We had operating income before income tax of $13,387,626 for the nine months ended September 30,2006, an increase of $6,631,868 or 98.17%, compared to $6,755,758 for the nine months ended September 30,2005.

Net Income
----------

Our net income for the nine months ended September 30, 2006 was $8,932,435, an increase of $4,406,077 or 97.34% compared to $4,526,358 for the nine months ended September 30, 2005, which is a direct result of the 65.28% increase of revenues earned from the sale of properties.

Liquidity and Capital Resources

Our principal demands for liquidity are for development of new properties and future property acquisitions and general corporate purposes. As of September 30, 2006, we had total mortgage indebtedness of $20,987,615 with a weighted average interest rate of 0.725% per month, payable quarterly. Future scheduled maturities of mortgages payable are as follows: April 6, 2006-- $885,500; August

7,2006 -- $5,060,000; December 5, 2006 -- $2,530,000; May 25, 2007 --
$3,657,115; July 7, 2007 -- $2,530,000. The mortgage debt is secured by assets of the Company.

As of September 30, 2006, we had $326,558 of cash and cash equivalents on hand, an increase of $295,812,compared to $30,746 of cash and cash equivalents on hand as of December 31, 2005.

As of September 30, 2006 accounts payable was $11,470,360 and other payables was $4,320,452. Our operating activities used cash of $9,526,813 during the nine months ended September 30, 2006. We decreased properties under construction by $5,404,764. Receivables, deferred charges and other assets increased $2,248,025. Advances to suppliers decreased by $9,004,737 and deposits decreased $279,321 during the nine months ended September 30, 2006. Accounts payable increased $8,839,530, other payables increased $2,643,337, and accrued expenses increased $7,029,454, while unearned revenues decreased $30,161,309.

We used cash of $-12,724,192 in investing activities during the nine months ended September 30, 2006 primarily $12,721,532 for the payment of equipment purchased. During the nine months ended September 30, 2006 financing activities provided cash of $6,236,012, the result of $6,225,000 received on loan and $1,739,841 of loan re-payments made during the nine months ended September 30, 2006 and the net proceeds of $2,012,475 from the sale of 619,223 shares of our common stock.

We intend to meet our liquidity requirements, including capital expenditures related to the purchase of land for the development of our future projects, through cash flow provided by operations and additional funds raised by future possible cash investments. Upon acquiring land for future development, we intend to raise funds to develop our projects by obtaining mortgage financing from local banking institutions with which we have done business in the past. We believe that our relationships with these banks are in good standing and that our real estate will secure the loans needed. We believe that adequate cash flow will be available to fund our operations.

The majority of the Company's revenues and expenses were denominated primarily in Renminbi ("RMB"), the currency of the People's Republic of China. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. The Company does not engage in currency hedging. Inflation has not had a material impact on the Company's business.




Item 3.    Controls and Procedures

The Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal control over financial reporting (as defined in Rule 13a-15f under the Exchange Act) that occurred during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

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




                                          China Housing & Land Development, Inc.


          November 14, 2006               By: /s/ LU PINGJI
                                              ----------------------------------
                                              Lu Pingji
                                              Chief Executive Officer (Principal
                                              Executive Officer)



          November 14, 2006               By: /s/ WAN YULONG
                                              ----------------------------------
                                              Wan Yulong
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)