Form 10KSB
period 2006-12-31
China Housing & Land Development, Inc.
filed 2007-04-02
CIK 1303330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the year ended December 31, 2006

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 000-51429

                    China Housing & Land Development, Inc.
                    --------------------------------------
                 (Name of Small Business Issuer in Its Charter)

             Nevada                                    20-1334845
             ------                                    ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

      6 Youyi Dong Lu, Han Yuan 4 Lou
         Xi'An, Shaanxi Province
                China                                           710054
      -------------------------------                           ------
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: 86-029-82582632


Securities Registered Pursuant to Section 12(b) of the Exchange Act:


Securities Registered Pursuant to Section 12(g) of the Exchange Act:

                    Common Stock, Par Value $0.001 Per Share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the year ended December 31, 2006 were $54,099,486. The aggregate market value of the registrant's common stock held by non-affiliates as of December 31, 2006 was approximately $0.00.

State the number of shares outstanding of each of the issuer's classes of equity securities, as of the latest practicable date: 20,619,223 shares of Common Stock, $0.001 par value per share, outstanding as of December 31, 2006.

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes [ ] No [X]

================================================================================

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

      China Housing & Land Development Inc. ("CHLN," "we," "our" or "us"), were incorporated in the state of Nevada on July 6, 2004, as Pacific Northwest Productions Inc. On April 21, 2006, we entered into and closed a share purchase agreement with Xian Tsining Housing Development Co., Ltd. ("Tsining"), a corporation formed under the laws of the People's Republic of China on Septembber 7 1999, Pursuant to the purchase agreement, CHLN acquired all of the issued and outstanding capital stock of Tsining in exchange for 16,000,000 (post-split) shares of CHLN's common stock.

      Concurrently with the closing of the purchase agreement and as a condition thereof, CHLN entered into an agreement with Deljit Bains and Davinder Bains, its executive officers, pursuant to which they each returned 4,000,000 (post-split) shares (8,000,000 shares in total) of CHLN common stock to CHLN for cancellation. They were not compensated in any way for the cancellation of their shares of CHLN common stock. Upon completion of the foregoing transactions, CHLN had an aggregate of 20,000,000 shares of common stock issued and outstanding.

      As a result of the merger, Tsining's stockholders own approximately 80% of the combined company and the directors and executive officers of TSINING became the directors and executive officers of CHLN. Accordingly, the transaction has been accounted for as a reverse acquisition of CHLN by TSINING resulting in a recapitalization of TSINING rather than as a business combination. TSINING is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its assets and liabilities are included in the balance sheet at their historical book values and the results of operations of TSINING have been presented for the comparative prior period. The historical cost of the net liabilities of CHLN that were acquired was $432. Pro forma information is not presented as the financial statements of CHLN are insignificant. In addition, on May 5, 2006, CHLN changed it name to China Housing & Land Development, Inc. (hereafter referred to as the "Company") and the stockholders approved a stock dividend of seven shares for each share held, which has been accounted for as an eight to one forward stock split. All shares and per share data have been restated retrospectively.

      CHLN, through our wholly owned subsidiary Xi'an Tsining Housing Development Co., Ltd. is engaged in the construction, development and sale of residential real estate units in the People's Republic of China (the "PRC" or "China"). Tsining completed a number of significant real estate development and construction projects in Xi'an, and ranked No.1 private developer in the regional Xi'an real estate market, and we intend to continue investing in the Xi'an market, as well as neighboring areas.

      From 1999 through 2006, our sales from property development grew from approximately $2.4 million in 1999 to approximately $54.10 million in 2006 revenue , and net income has grown to over $9.05 million in 2006 from a loss in 1999.

      Our corporate offices are located at 6 East Friendship Road, Han Yuan 4th Floor, Xi'an, China. Our telephone number at that location is 86-29-8258-2632.



                                Industry Overview

People's Republic of China

     China has experienced rapid economic growth in the last twenty years. According to China's Department of Commercial Affairs, China's gross domestic product ("GDP") achieved an annual growth rate of 9.77% from 2004 to 2006. According to the National Statistics Bureau of China, the GDP of China in 2006 was RMB 20,960.95 billion, up 10.04% over the previous year.


     We believe that the primary reasons behind China's strong economic growth are

     (i) a robust domestic consumer demand resulting from rising consumer confidence and disposable income,

     (ii) increasing foreign direct investment after accession into the World Trade Organization,

     (iii) surging investments in real estate and infrastructure, as exhibited by a boom in the real property market. We believe that a paradigm shift is taking place in China, characterized by some major economic and political improvements, such as a de-politicization of Chinese society, growing private business, an emerging unified national market and integration into the global value chain.

Residential Real Estate

     China is in the midst of a rapid urbanization process. There are now over 400 million Chinese living in urban areas. Despite policies to limit population growth, China's urban population has been increasing and real estate investment has been thriving. Real estate investment has grown considerably, but not at a rate we believe is excessive relative to GDP growth. We believe that there is still strong growth potential in Chinese real estate investments. According to the National Statistics Bureau of China, real estate investment in China increased from RMB 15,000 million in 1978 to RMB 1,575,900 million in 2005. Southnet News reports in China's Youth Newspaper that from the late 1990s to 2006, there was an annual average growth rate of approximately 20% in real estate investments.

     China's real estate market entered a new phase in 1990 with the promulgation of the Temporary Regulations on the Sale and Transfer of Urban State-Owned Real Estate which was the first in a series of major housing policy reforms. Previously all land and housing was owned by the State. Key regulatory developments have included:

     o 1991- Employees allowed to use funds in their Housing Accounts to pay for deposits on home purchases;

     o    1992- All large cities began to sell state owned housing;

     o    1998- The policy of state allocation of housing was abolished;

     o 1999- The maximum term for mortgages was extended to 30 years and financing limits were increased from 70% to 80% of the purchase price.

     Statistics from the Ministry of Construction show that from 1980 to 2000, China's real estate industry showed strong growth with newly built housing reaching an average of 218 square feet per person, a two fold increase from 1970. The PRC government expects the nation to increase aggregate housing area from the 2005 total of 59 billion square feet to 64.5 billion square feet, or approximately 70 million individual housing units, by 2015.

      According to the PRC National Bureau of Statistics (NBS), in 2004, investment in Chinese real estate exceeded US$159 billion, accounting for 25 percent of fixed asset investment. The continuing national trends of urbanization and expanded development are generally expected to lead sustained growth in the market for at least the next ten years.

      Since 1990s, Chinese government reforms in urban and rural housing policies have promoted the concept of the family residence in allowing individuals to purchase their own homes, and opportunities for financing such purchases through banks and other funds have become available to individuals. Previously, homes were owned by companies for their employees, and there was no market for real estate at the individual level. A viable and vibrant real estate market has emerged with these reforms. The effect of the emerging housing industry on the financial sector was considerable. According to the National Statistics Bureau of China, in 2004 individuals accounted for 93.3% of the total sales of commercial buildings.

     Most of China's housing and land development companies develop projects on a regional rather than a national basis. There are several reasons for this. First, land is controlled by local governments and local companies have better relationships with local governments and easier access to regional information. Moreover, bank loans are approved by local bank branches; therefore, local real estate companies are better able to leverage relationships to obtain financing and/or preferential financing terms. Also, housing specifications tend to vary on a regional basis based on local tastes, customs, and environmental factors.

     The demand for residential housing is characterized by individuals and families, many of whom are purchasing for the first time. They will normally pay a 20% deposit on the cost of the property with the remainder covered by a mortgage. On a local basis, the Xian Bureau of Statistics indicates that, from 2001 to 2004, demand for residential housing in Xian increased from 37.6 million square feet to 61.1 million square feet. During the same period, the average price per square foot increased from US$23.23 to US$37.88.

     The population of Xian exceeded eight million in 2006. The average living area in Xian is about 157 square feet per person, significantly less than the national average. The Xian government expects the local average to reach 269 square feet of living area per person by the year 2020, at which time the population is expected to be ten million. This will necessitate the construction of 1.259 billion square feet of housing, an annual increase of 78.7 million square feet.

     As the local economy has developed under Beijing's "Go West" policy, personal incomes have grown, driving the demand for better housing. The residential real estate market in Xian is currently expanding in a balanced fashion. The vacancy rate for new housing is approximately 15%, the lowest in five years. The Xian residential realty market is projected to show strong and steady growth over the next three to five years, driven by changes in family living patterns, the need to alleviate crowded housing and the impact of the State's regional development plans.

     Geographically, our core property business is based in Xi'an, the industrial heartland of western China. Xi'an is an ancient city, well known for its terracotta soldiers. Xi'an is also the largest city in western China with a population of eight million and is an important technological, commercial and cultural center. Xi'an plays an important strategic role in the Chinese government's "Going West" policy

Commercial Real Estate

     Since 2000 commercial property development in China has been growing rapidly. According to the NBS, 2003 commercial property sales were 304.9 million square feet, more than double the 150.5 million square feet sold in 2000. The average selling price was US$42.69 per square foot, 1.67 times higher than the average residential housing price, representing a price increase of 12% over the previous year. The latest NBS figures show 2005 commercial property sales valued US$760 billion, a 13% increase over 2004. The demand for commercial space, particularly stores and malls, is generally not expected to slow in the near term.

                                    Business

A.   Completed Property Development Projects

     We are primarily focused on land acquisition for the development of residential housing. Over the past several years, the bulk of our sales were realized from the five projects described below. The completed projects are in downtown Xian and commanded prices per square foot that were higher than the regional average. All five projects included secured parking, cable TV, hot water, heating systems, and access to natural gas.

1) Tsining * Mingyuan: 8 East Youyi Road, Xian. The construction area is 473,627 square feet. Mingyuan is a residential complex consisting of 303 apartments ranging from two to four bedrooms and 950 to 1,800 square feet in size. Construction commenced in March 1998 and was completed in April 2000. In total, the project generated total sales of US$19.72 million with an average price of US$41.65 per square foot.

2) Lidu * Mingyuan: 25 East Mutoushi, Xian. Located in the prime commercial area near the historic Bell Tower. The project covers 1.3 acres, a building area of 86,114 square feet, and 56 apartments ranging from two to four bedrooms. The project began in October 2000 and was completed in November 2001. With an average price of US$47.25 per square foot, total sales were US$4.07 million.

3) Tsining * Hanyuan: 6 East Youyi Road, Xian. Located in the south of Xian, noted for its schools and universities. The project was started in February 2002 and completed in December 2003. It is comprised of 238 two and three bedroom apartments ranging from 1,140 to 1,800 square feet and covering a total construction area of 346,799 square feet. The apartments sold at an average price of US$40.53 per square foot generating total sales of US$14.05 million.

4) Tsining * Home IN: 88 North Xingqing Road, Xian. Located near the city center, the Home IN project consists of 215 two and three bedroom western-style apartments ranging from 1,120 to 1,920 square feet in size. Total construction area is 248,385 square feet. The project, completed in December 2003, generated sales of US$49.64 per square foot for a total of US$12.33 million in total sales.

5) Tsining * GangWan: 123 Laodong Road, Xian. Less than one mile from the western hi-tec industrial zone, GangWen spans three acres and is comprised of eight buildings with a total construction area of 510,812 square feet. The project began in April 2003 and was completed in December 2004. GangWen has apartments ranging from one to three bedrooms and 430 to 1,430 square feet in size. There are 466 apartments. Total sales were US$15.90 million with an average price of US$31.14 per square foot.

B.   Projects Currently Under sale

     The following are projects under sales which will contain both residential housing as well as office and retail space available for rent. We have completed both projects in 2006. The sales of these two projects are mainly contributed the majority to our 2006's revenue:

1) Tsining 24G: 133 Changle Road, Xian. 24G is an redevelopment of an existing 26 floor building, located in the center of the most matured and developed commercial belt of the city. This upscale development will include secured parking, cable TV, hot water, air conditioning, natural gas access, internet connection, and exercise facilities. This project was awarded "The Most Investment Potential Award in Xi'an city " in 2006, Its target
     Customer: White collar workers, small business owners and traders, entrepreneurs. Total square footage available for residential use was 239,173,covering 372 one to three bedroom serviced apartments ranging from 387 to 1,936 square feet. In addition to the residential housing, The commercial area of 24G covers 199,395 square feet, will house electronic products retailers, clothing stores, convenience stores and restaurants in its ground-level retail space.. The project started construction in June 2005 and was completed in June 2006. 24G contributed US$13.00 million to 2006 revenue.

2) Tsining Junjing Garden I: 369 North Jinhua Road, Xian. It's the first German style Residential & Commercial Community in Xi'an, designed by the world-famous WSP architect design house. Its target Customer is local middle income families. The project has 15 residential apartment buildings consisting of 1,230 one to five bedroom apartments, ranging from 505 to 3,787 square feet in size. The Garden will feature secured parking, cable TV, hot water, heating systems, and access to natural gas. Total square footage available for residential use was 189,772 Junjing Garden I was also a commercial venture that will house small businesses serving the needs of Junjing Garden I residents and surrounding residential communities. Total commercial space was 289,100 square feet, and we expect to remain 128,273 square feet of commercial space to house a supermarket and other retailers generating annual rental income. The project was completed in September 2006. Junjing Garden I contributed US$39.67 million to 2006 revenue.


C.   Project Development Pipeline

     We have purchased two additional parcels of land in Xian in anticipation of beginning development of the following residential properties. The completion of such projects is subject to adequate financing, permits, licensing and market conditions:

1) Junjing Garden II: 38 East Hujiamiao, Xian Set on 18 acres of land. It's the first Canadian style residential community with "green and energy-saving" characters, and won "National Energy Saving Project". Its target Customer: local middle income family. Located near Junjing Garden I, this complex will consist of 1,500 one to five bedroom apartments. The apartments will offer secured parking, cable TV, hot water, heating systems, and access to natural gas. Set on 18 acres, total square footage available for sale is expected to be 2,524,457 ,residential will be 2,407,377 Square Footage and commercial will be 117,080 Square Footage. Planning is set to begin in second quarter of 2007 and project completion in 2009.

2) Yijing Garden: 14 Jiangong Road, Xian. Set on 15 acres of land, Yijing Garden Located at one of the best residential area in the city, surrounded by universities and park. We had got the certificate for land use in 2004. Its target Customer: Middle/High income family . Yijing Garden will consist of 1,500 apartments ranging from two to four bedrooms. Total square footage will be 2,039,793. Secured parking, cable TV, hot water, heating systems, and access to natural gas will be included. Construction is set to begin in October 2008 and be completed December 2010.


Marketing

     Similar advertising methods are used for both commercial and residential marketing initiatives. Local television, billboards, internet, and radio advertising are all utilized to reach our target demographic. A sales force is on-site to handle all prospective customer inquiries.

Suppliers

     The supply of land is controlled by the government. There are generally three ways in which we acquire land.


     o Purchase by auction held by the Land Consolidation and Rehabilitation Center;

     o    Purchase by auction held by court under bankruptcy proceedings;

     o Merger with or acquisition of a state-owned enterprise that controls developable land.

     All such purchases of land are required to be reported to and authorized by the Xian Bureau of Land and Natural Resources.

      As for other suppliers of design and construction services, we typically selects the lowest-cost provider through an open bidding process. Such service providers are numerous in China and we foresee no difficulties in securing alternative sources of services as needed.

Intellectual Property

     We currently have no registered intellectual property.

Research and Development

     We have not had any material research and development expenses over the past two years. Due to the characteristic of the housing and land development industry, "R&D" consists of marketing research. The funding of all marketing research is expected to come from operating cash flow.

Governmental and Environmental Regulation

     To date, we have been compliant with all registrations and requirements for the issuance and maintenance of all licenses required by the applicable governing authorities in China. These licenses include:

o "Qualification Certificate for Real Estate Development" authorized by the Shaanxi Construction Bureau, effective from December 20, 2006 to December 20, 2009. License No: JianKaiQi (2006) 603. The housing & land development process is regulated by the Ministry of Construction and authorized by the local offices of the Ministry. Each development project must obtain the following licenses:

o "License for Construction Area Planning" and "License for Construction Project Planning", authorized by Xian Bureau of Municipal Design;

o "Building Permit" authorized by the Committee of Municipal and Rural Construction;

After construction is complete, the project must obtain a validation certificate and there are various standards that must be met to obtain this certificate. These standards are regulated by Local Ministry of Construction Bureau.

Housing and land development sales companies are regulated by the Ministry of Land & Natural Resources and authorized by the local office of the Ministry. Each project also has to be authorized and must obtain a "Commercial License for Housing Sale" from the Real Estate Bureau.


Competition

     The real estate development business in China is organized into four levels under the structure of the "Qualification Certificate for Real Estate Development Enterprise." The starting level is Level 4 (see table below). Dependent upon its registered capital, the number of years of industry experience, the area of land it has developed and its safety record, a company may climb the scale to participate in larger projects. However, only one level may be ascended per year.

                                                                     Time for
       Registered Capital   Experience   Developed Area             license to
           (million)         (years)     (square feet)    Other    be authorized
       ------------------   ----------   --------------  --------  -------------
Level 1   US$6.25               5          3,229,278        No
Level 2   US$2.5                3          1,614,639      Severe     20 days
Level 3   US$1                  2            538,213     Accident
Level 4   US$0.125              1             N/A

     On the national level, there are numerous Level 1 companies that have real estate projects across China (to develop in multiple regions a Level 1 status is required). There are 79 housing and land development companies listed on the Shanghai, Shenzhen and Hong Kong Stock Exchanges. However, such companies usually undertake large scale projects and are unlikely to compete with us for business as we target small to medium size projects.

     We had gained Level 1 status under the China Ministry of Construction licensing policy in December 20 2006. Typically, the housing and land development industry is a regional business with mostly local players competing with us for small to medium size projects. In Xian the direct competition includes Xian Hi-Tech Industrial District Real Estate Development Co. Ltd. (Level 1), the largest real estate developer in Xian and in the top five for Northwest China, (Tiandiyuan: 600665, Shanghai Exchange). This company generally undertakes larger scale projects. This company is a state-owned enterprise established in May 1991. By the end of December, 2005, the company had completed ten projects, developed 988 acres of land and 21,528,525 square feet of construction area. The company is now operating four projects in Xian with a total construction area of 14,598,191 square feet.

     We are aware of two privately owned companies in Xian which may be considered to be direct competitors in the small to medium sized project sector:

     Xian Yahe Real Estate Development Co. Ltd. (Level 2) Established in 1993, this company has a development portfolio of six projects with a total construction area of 5,279,860 square feet. These projects are mainly in North Xian. The company has a similar profile to Tsining, however, since it is headquartered in North Xian, a relatively less desirable area, the marketability and price of its projects are not as high as Tsining developments. Moreover, while the cost of development is similar to other areas of the city, the selling price of property is lower than the Xian average.

     Xian Yanta District Rural & Urban Construction Development Company (Level
2) A state-owned enterprise established in 1985. It has five projects developed with a total construction area of 7,212,055 square feet. It has two projects currently under development with a total construction area of 1,340,258 square feet. Since the company is controlled by the Xian Yanta District Government most of the company's developments are municipal reform projects in the Yanta District.

     We are the third-ranked housing and land development company in Shaanxi Province and ranked as the number one private housing and land development company in Xian (ranking assigned in 2005 by the China Enterprise Confederation and China Enterprise Directors' Association). We are also an "AAA Enterprise in the Shaanxi Construction Industry" as recognized by the Shaanxi Province Enterprise Credit Association, which is consisted by 27 banks and financial institutes.

Employees

     As of December 31, 2006, we employed a total of 49 employees in the following capacities: 5 management, 6 administrative, 13 operational, 9 sales, 9 planning and 7 finance. We believe that we have a good working relationship with our employees. We are not a party to any collective bargaining agreements. At present, no significant change in our staffing is expected over the next 12 months. All employees are eligible for incentive-based compensation.

                                  RISK FACTORS

     In addition to the other information in this annual report, our business is subject to numerous risks which should be considered carefully in evaluating our business and prospects. The following matters, among others, may have a material adverse effect on our business, financial condition, liquidity, results or operations or prospects, financial or otherwise. Reference to this cautionary statement in the context of a forward-looking statement or statements shall be deemed to be a statement that any one or more of the following factors may cause actual results to differ materially from those in such forward-looking statement or statements.

Risk related to our business
----------------------------

Our revenues may vary from quarter to quarter due to when our real estate projects are completed.

     We sell residential real estate units in real estate development projects. We recognize revenue when a sale is consummated, which only occurs when a project is completed. As with revenue, we recognize cost of sales when a sale is consummated, which we recognize only when a project is completed. Our sales are not verified until the completion of our real estate development projects. Our revenues are subject to the timing of when our projects are completed. Additionally, fluctuating or inconsistent demand for our products by our customers may affect our revenues.

Our home sales and operating revenues could decline due to macro-economic and other factors outside of its control, such as changes in consumer confidence and declines in employment levels.

     Changes in national and regional economic conditions, as well as local economic conditions where the Company conducts its operations and where prospective purchasers of its homes live, may result in more caution on the part of homebuyers and consequently fewer home purchases. These economic uncertainties involve, among other things, conditions of supply and demand in local markets and changes in consumer confidence and income, employment levels, and government regulations. These risks and uncertainties could periodically have an adverse effect on consumer demand for and the pricing of our homes, which could cause its operating revenues to decline. In addition, builders are subject to various risks, many of them outside the control of the homebuilder including competitive overbuilding, availability and cost of building lots, materials and labor, adverse weather conditions which can cause delays in construction schedules, cost overruns, changes in government regulations, and increases in real estate taxes and other local government fees. A reduction in its revenues could in turn negatively affect the market price of its securities.

An increase in mortgage interest rates or unavailability of mortgage financing may reduce consumer demand for the Company's homes.

     Virtually most purchasers of our homes finance their acquisitions through lenders providing mortgage financing. A substantial increase in mortgage interest rates or unavailability of mortgage financing would adversely affect the ability of prospective homebuyers to obtain the financing they would need in order to purchase our homes, as well as adversely affect the ability of prospective move-up homebuyers to sell their current homes. For example, if mortgage financing became less available, demand for its homes could decline. A reduction in demand could also have an adverse effect on the pricing of our homes because we and our competitors may reduce prices in an effort to better compete for home buyers. A reduction in pricing could result in a decline in revenues and in our margins.

We could experience a reduction in home sales and revenues or reduced cash flows if we are unable to obtain reasonably priced financing to support its homebuilding and land development activities.

     The real estate development industry is capital intensive, and development requires significant up-front expenditures to acquire land and begin development. Accordingly, we incur substantial indebtedness to finance its homebuilding and land development activities. Although we believe that internally generated funds and current borrowing capacity will be sufficient to fund our capital and other expenditures (including land acquisition, development and construction activities), the amounts available from such sources may not be adequate to meet our needs. If such sources are not sufficient, we would seek additional capital in the form of debt or equity financing from a variety of potential sources, including bank financing and/or securities offerings. The availability of borrowed funds, to be utilized for land acquisition, development and construction, may be greatly reduced, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with new loans. The failure to obtain sufficient capital to fund its planned capital and other expenditures could have a material adverse effect on our business.

We are subject to extensive government regulation which could cause it to incur significant liabilities or restrict it business activities.

     Regulatory requirements could cause us to incur significant liabilities and operating expenses and could restrict its business activities. We are subject to statutes and rules regulating, among other things, certain developmental matters, building and site design, and matters concerning the protection of health and the environment. Our operating expenses may be increased by governmental regulations such as building permit allocation ordinances and impact and other fees and taxes, which may be imposed to defray the cost of providing certain governmental services and improvements. Any delay or refusal from government agencies to grant us necessary licenses, permits and approvals could have an adverse effect on our operations.

The terms of any future financing may adversely affect your interest as stockholders.

     If we require additional financing in the future, it may be required to incur indebtedness or issue equity securities, the terms of which may adversely affect your interests in us. For example, the issuance of additional indebtedness may be senior in right of payment to your shares upon our liquidation. In addition, indebtedness may be under terms that make the operation of our business more difficult because the lender's consent will be required before we can take certain actions. Similarly, the terms of any equity securities we issue may be senior in right of payment of dividends to your common stock and may contain superior rights and other rights as compared to your common stock. Further, any such issuance of equity securities may dilute your interest in us.

We do not anticipate paying dividends on the Common Stock.

     We have never paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future. Our directors intend to follow a policy of retaining all of our earnings, if any, to finance the development and expansion of our business.

Our success depends on our management team and other key personnel, the loss of any of whom could disrupt its business operations.

     Our future success will depend in substantial part on the continued service of our senior management, including Mr. Lu Pingji, our Chairman and Chief Executive Officer, and Mr. Feng Xiaohong, our Chief Operational Officer. The loss of the services of one or more of our key personnel could impede implementation of our business plan and result in reduced profitability. We do not carry key person life or other insurance in respect of any of its officers or employees. Our future success will also depend on the continued ability to attract, retain and motivate highly qualified technical sales and marketing customer support. Because of the rapid growth of the economy in the People's Republic of China, competition for qualified personnel is intense. We cannot guarantee that we will be able to retain our key personnel or that we will be able to attract, assimilate or retain qualified personnel in the future.

Risk related to the People's Republic of China
----------------------------------------------

The People's Republic of China's Economic Policies could affect our Business.

     Substantially all of our assets are located in the People's Republic of China and substantially all of our revenue is derived from our operations in The People's Republic of China. Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in the People's Republic of China.

     While the People's Republic of China's economy has experienced significant growth in the past twenty years, such growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of the People's Republic of China, but they may also have a negative effect on us. For example, operating results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations.

     The economy of the People's Republic of China has been changing from a planned economy to a more market-oriented economy. In recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in the People's Republic of China are still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over the People's Republic of China's economic growth through the allocation of resources, the control of payment of foreign currency- denominated obligations, the setting of monetary policy and the provision of preferential treatment to particular industries or companies.

Capital outflow policies in the People's Republic of China may hamper our ability to remit income to the United States.

     The People's Republic of China has adopted currency and capital transfer regulations. These regulations may require us to comply with complex regulations for the movement of capital. Although our directors believe that it is currently in compliance with these regulations, should these regulations or the interpretation of them by courts or regulatory agencies change; we may not be able to remit all income earned and proceeds received in connection with our operations or from the sale of our operating subsidiary to our stockholders.

     Although we do import goods into or export goods out of the People's Republic ofChina, fluctuation of the Renminbi may indirectly affect its financial condition by affecting the volume of cross- border money flow.

     The value of the Renminbi fluctuates and is subject to changes in the People's Republic of China's political and economic conditions. Since 1994, the conversion of Renminbi into foreign currencies, including United States dollars, has been based on rates set by the People's Bank of China which are set based upon the interbank foreign exchange market rates and current exchange rates of a basket of currencies on the world financial markets. As of August 22, 2006, the exchange rate between the Renminbi and the United States dollar was 7.9663 Renminbi to every one United States dollar.

We may face obstacles from the communist system in the People's Republic of China.

     Foreign companies conducting operations in the People's Republic of China face significant political, economic and legal risks. The Communist regime in the People's Republic of China, including a cumbersome bureaucracy, may hinder Western investment.

We may have difficulty establishing adequate management, legal and financial controls in the People's Republic of China.

     The People's Republic of China historically has not adopted a Western style of management and financial reporting concepts and practices, modern banking, computer or other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the People's Republic of China. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets based in the People's Republic of China.

     Because the Company's executive officers and directors, including, the chairman of it's board of directors, are Chinese citizens it may be difficult, if not impossible, to acquire jurisdiction over these persons in the event a lawsuit is initiated against us and/or its officers and directors by a stockholder or group of stockholders in the United States. Also, because the majority of our assets are located in the People's Republic of China it would also be extremely difficult to access those assets to satisfy an award entered against it in a United States court.

We may face judicial corruption in the People's Republic of China.

     Another obstacle to foreign investment in the People's Republic of China is corruption. There is no assurance that we will be able to obtain recourse, if desired, through the People's Republic of China's poorly developed and sometimes corrupt judicial systems.

Risks Associated with Investing in Our Common Stock
---------------------------------------------------

Certain of our stockholders control a significant amount of our common stock.

     Certain of our stockholders who were originally shareholders of Tsining prior to the closing of the Exchange Agreement own approximately 80% of our issued and outstanding common stock. Approximately 48% of these shareholders have entered into a voting trust agreement with Pingji Lu, who has sole investment and voting power over their shares of our common stock. As a result, this group has the ability to significantly influence the election of all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change of control would benefit our other shareholders.

Efforts to comply with recently enacted changes in securities laws and regulations will increase our costs and require additional management resources, and we still may fail to comply.

     As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports on Form 10-K. In addition, the public accounting firm auditing the company's financial statements must attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting. This requirement will apply to our annual report on Form 10-KSB in accordance with SEC's regulation. If we are unable to conclude that we have effective internal controls over financial reporting or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2008 and future year ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities. We have not yet begun a formal process to evaluate our internal controls over financial reporting. Given the status of our efforts, coupled with the fact that guidance from regulatory authorities in the area of internal controls continues to evolve, substantial uncertainty exists regarding our ability to comply by applicable deadlines.

There has not been significant trading in our common stock.

     Our common stock is quoted on the Over-the-Counter Bulletin Board and to date, there has been a limited trading market for our common stock. There is a significant risk that our stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control:

     o    variations in our quarterly operating results;

     o announcements that our revenue or income are below analysts' expectations;

     o    general economic slowdowns;

     o    changes in market valuations of similar companies;

     o    sales of large blocks of our common stock;

     o announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

     o Fluctuations in stock market prices and volumes, which are particularly common among highly volatile securities of internationally-based companies.

We do not anticipate paying dividends in the foreseeable future.

     We have never declared or paid any cash dividends or distributions on our common stock. We currently intend to retain our future earnings to support operations and to finance expansion and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 2. PROPERTIES

     Our principal executive offices are located at 6 Youyi Dong Lu, Han Yuan 4 Lou, Xi'An, Shaanxi Province, China 710054. This office consists of approximately 2,608.06 square meters which we own.

     Our properties are located in Xian, Shaanxi province in China.

    Name of project      Geographic location             Subsistence area(m(2))
    ---------------      -------------------             ----------------------
    Junjingyuan I        North Jinhua Road Xi'an City             29,558.10
    Tsining 24G          East Erhuan of Xi'an City                27,570.91
    Yijing Yuan (Land)   South Erhuan of Xi'an City               60,666.00
    Junjing Yuan II      Dongzhan Road of Xi'an City              69,261.68
    Other Projects                                                10,696.49
                                                                 ----------
    Total                                                        197,753.18
                                                                 ==========



ITEM 3. LEGAL PROCEEDINGS

     From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse affect on business, financial condition or operating results.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     During the quarter ended December 31, 2006, no matters were submitted to a vote of our security holders.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is quoted on the Over-The-Counter Bulletin Board system and the National Association of Securities Dealers (NASD) Electronic Bulletin Board under the symbol "CHLN.OB." The following table sets forth, for the periods indicated, the high and low sale prices for our common stock as reported by the National Quotation Bureau, Inc.


Fiscal Year Ended December 31                               High      Low
-----------------------------                               ----      ---

2005
----
Third Quarter (September 15, 2005 - September 30 2005)     $0.0125     $0.0063
Fourth Quarter (October 2005 - December 2005)              $0.0144     $0.0063

2006
----
First Quarter (January 2006 - March 2006)                  $0.0625     $0.0144
Second Quarter (April 2006 - April 20, 2006)               $0.2475     $0.0625
               (April 22 - June 2006)                      $4.25       $0.25
Third Quarter (July 2006 - September 2006)                 $3.75       $1.70
Fourth Quarter (October 2006 - December 2006)              $3.10       $1.55



     On March 29, 2007, the closing bid price of our common stock was $3.30.

     As of December 31, 2006, there were approximately 530 holders of record of our common stock.


RECENT SALES OF UNREGISTERED SECURITIES.

     Pursuant to a Share Purchase Agreement dated April 21, 2006, the Company issued 2,000,000 shares of common stock to non-U.S. persons (as contemplated by Rule902 under the Securities Act of 1933). These issuances are exempt from registration requirements under Regulation S under the Securities Act of 1933,as amended. The shares issued pursuant to Regulation S were issued in an "offshore transaction" as defined in, and pursuant to, Rule 902 under the Securities Act of 1933 on the basis that the purchaser was not offered the shares in the United States and did not execute or deliver any agreement in the United States.

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

     On August 21, 2006, we entered into securities purchase agreements with accredited investors and completed the sale of $812,500 of our common stock and common stock purchase warrants. The securities sold were an aggregate of 250,000 shares of common stock and 75,000 warrants. Each warrant is exercisable for a period of three years at an exercise price of $3.60 per share. Pursuant to the terms of the warrant, each investor has contractually agreed to restrict its ability to exercise the warrants to an amount which would not exceed the difference between the number of shares of common stock beneficially owned by the holder or issuable upon exercise of the warrant held by such holder and 9.9% of the outstanding shares of our common stock. New York Global Securities, Inc. acted as the placement agent of the transaction.

     In connection with the offering, we paid a placement fee of 10% of the proceeds in cash, together with non-accountable expenses in the amount of 3% of the proceeds, in cash. In addition, the placement agent was issued warrants to purchases 50,000 shares of common stock on the same terms and conditions as the investors.

     All of the above offerings and sales were deemed to be exempt under Regulation of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of our company or executive officers of our company, and transfer was restricted by our company in accordance with the requirements of the Securities Act of 1933.

     The company filed a registration statement on Form SB-2 on August 23, 2006 to register the common stock and the common stock purchase warrants issued in the offerings described above, which became effective on September 14, 2006.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Critical Accounting Policy

Principles of Consolidation and Basis of Presentation
-----------------------------------------------------

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

Foreign Currency Translation
----------------------------

As of December 31, 2006, the accounts of the Company are maintained in their functional currency the Chinese Yuan Renminbi (RMB). The reporting currency for the consolidated financial statements is the United States Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the RMB as the functional currency. According to SFAS No. 52, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations and cash flows are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income."

Revenue recognition
-------------------

Real estate sales are reported in accordance with the provisions of Statement of Financial Accounting Standard No. 66, "Accounting for Sales of Real Estate". Profit from the sales of development properties, less 5% business tax, is recognized by the full accrual method when the sale is consummated. A sale is not considered consummated until (1) the parties are bound by the terms of a contract, (2) all consideration has been exchanged, (3) any permanent financing of which the seller is responsible has been arranged, (4) all conditions precedent to closing have been performed, (5) the seller does not have substantial continuing involvement with the property, and (6) the usual risks and rewards of ownership have been transferred to the buyer.
Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method of accounting. Under the deposit method, all costs are capitalized as incurred, and payments received from the buyer are recorded as a deposit liability. Real estate rental income, less 5% business tax, is recognized on the straight-line basis over the terms of the tenancy agreements.

For Company financed sales, the Company is recognizing sales based on the full accrual method provided that the buyer's initial and continuing investment is adequate according to SFAS No. 66. Initial investment is buyer's down-payment less the loan amount provided by the Company. Interest on these loans are amortized over the terms of the loans.

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

Capitalization of interest
--------------------------

Interest incurred during construction is capitalized into construction in progress. All other interest is expensed as incurred.


FORWARD LOOKING STATEMENTS

     Some of the statements contained in this Form 10-KSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-KSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

     o Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

     o Our ability to raise capital when needed and on acceptable terms and conditions;

     o    The intensity of competition; and

     o    General economic conditions.

     All written and oral forward-looking statements made in connection with this Form 10-KSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Results of Operations

Year Ended December 31, 2006 Compared To Year Ended December 31, 2005

Revenue
-------

     Our revenues for the year ended December 31, 2006 is $54,099,486, an increase of $21,313,768, or 65.01%, from $32,785,718 for 2005. Sales of properties is $53,647,174 for the year ended December 31, 2006, an increase of $21,197,137, or 65.32%, from $32,450,037 for 2005; Other Income(Rental contribution) is $452,312 for the year ended December 31, 2006, an increase of $116,631, or 34.74%, from $335,681 for 2005.

     For the year ended December 31, 2006, we had revenues of $39,670,186 for Tsining JunjingYuan, $13,000,694 for Tsining-24G, $1,428,606 for other projects. For the same periods last year, we had revenues of $10,598,504 for Tsining JunjingYuan, $16,505,770 for Tsining-Gangwan, $5,681,444 for other projects. There are serval reasons for the rapid revenue increase. Firstly, we completed the construction of Junjing Yuan I in September 2006, and Tsining-24G in June 2006. The total completed construction area covered 1,337,600 sq.ft, including 532,981 sq.ft for Tsining-24G and 804,588 sq.ft for Junjing Yuan I, increased 40% from the 957,637 sq.ft completed area in 2005. Secondly,in 2006 the total sold area reached 1,515,253 sq.ft, mainly consist of Tsining-24G and Junjing Yuan I., increase 62.1% from the 854,716 sq.ft sold area in 2005, mainly which consist of Junjing Yuan I and of Tsining-Gangwan. Thridly, Tsining-24G has better location and more commercial area than other completed projects, the average sale price increased from $35.91 per sq.ft in 2005 to $38.55 per sq.ft in 2006, an annual price increase rate of 7.35%.

     We recognize revenue on the full accrual methold of accounting when a sale is consumated in accordance with our revenue recognition policies. As to December 31, 2006, according to the US GAAP, we had generated $4,240,324 of sales that did not meet our revenue recognition policies. We have entered into contracts with these customers regarding these sales and have received $1,863,008 as deposits against these sales which have been recorded as advances from customers on the accompanying balance sheet. We expect to reconginze these sales in the 2007.

Costs and Expenses
------------------

         The cost of properties sold consists of cost of land development, construction and interior design and decoration. The cost of properties sold for the year ended December 31, 2006 was $36,749,683 mainly due to Junjing Yuan I and Tsining-24G, as compared to $21,236,598 in fiscal 2005 mainly due to Junjing Yuan I and Gangwan. The increase in cost of sales is mainly attributed to more square feet completed in 2006. And also, Tsining-24G is service apartment and commercial project, with the unit cost of $49.54 per Sq.ft. that was higher than residential projects.

      Our selling, general and administrative expense for the year ended December 31, 2006 was $3,197,310, a decrease of $435,317, or 11.98%, from
$3,632,627 for 2005. Selling, general and administrative expense reflects our overhead expenses such as office rent, management and staff salaries, general insurance, accounting and legal expenses.

Interest Expense
----------------

     We incurred interest expense for the year ended December 31, 2006 of $289,083, a decrease of $452,797, or 61%, from $741,880 for 2005. The main reason for the decrease was that capitalized interest in 2006 increased by $289,082 as compared to the prior year. The part of capitalized interest was reclassified from the "Interest Expense" to "Cost of properties sold" account.

     For the year ended December 31, 2006, interest incurred by the Company was $2,264,670 including capitalized interest for the same period of $1,975,588.

Operating Income before Income Tax
----------------------------------

     We had operating income before income taxes of $13,562,252 for the year ended December 31, 2006, an increase of $6,491,211, or 91.80%, from $7,071,041 for 2005. The increase of the operating income before income taxes is mainly attributed by Tsining-24G projects, which has higher price margin. In addition, the total sales area of 2006 was higher than that of 2005.

Net Income
----------

     Our net income for the year ended December 31, 2006 was $9,050,810, an increase of $4,313,213, or 91.04%, from $4,737,597 for 2005. The increase in net income is attributable to increased sales and higher margin from Tsining-24G in fiscal 2006.

Liquidity and Capital Resources
-------------------------------

     Our principal demands for liquidity are for development of new properties and future property acquisitions and general corporate purposes. As of December 31, 2006, we had total mortgage indebtedness of $23,206,852 with a weighted average interest rate of 0.725% per month, payable quarterly. Future scheduled maturities of mortgages payable are as follows: August 7, 2007 -- $5,128,000; May 25, 2007 -- $2,564,000; July 7, 2007 -- $2,564,000; September 20, 2007 --
$503,826; June 27, 2007 -- $403,830; May 6, 2007 -- $4,107,528; June 6, 2007 --
$2,564,000; Dec 31, 2007 -- $ 6,410,000; various loan at various interest rate -- $ 1,525,668. The mortgage debt is secured by assets of the Company.

     As of December 31, 2006, we had $1,487,904 of cash and cash equivalents on hand, an increase of $1,457,158 from $30,746 of cash and cash equivalents on hand as of December 31, 2005.

     As of December 31, 2006 accounts payable was $5,324,815 and other payables was $2,572,838. Our operating activities generated net cash of $6,343,346 during the twelve months ended Dec 31, 2006. As of December 31, 2006, we had $9,730,650 of properties under construction, a decrease of $31,757,434, compared to $41,488,084 of properties under construction as of December 31, 2005. Receivables, deferred charges and other assets were $986,039. Advances to suppliers decreased $11,930,759, for the twelve months ended Dec 31, 2006. Accounts payable increased $2,716,495, other payables decreased $266,309, and accrued expenses increased $1,625,843, while unearned revenues (Advances from customers) decreased $28,428,381.

     We used net cash of $14,680,870 in investing activities during the twelve months ended December 31, 2006 primarily due to the $13,269,773 for the payment for fixed assets purchased. During the twelve months ended December 31, 2006 financing activities provided net cash of $8,696,388, as a result of receiving $14,851,854 of loan proceedes and $7,905,887 of loan re-payments made during the twelve months ended December 31, 2006 and the net proceeds from issuance of 619,223 shares of our common stock.

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

     The majority of our revenues and expenses were denominated primarily in Renminbi ("RMB"), the currency of the People's Republic of China. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. The Company does not engage in currency hedging. Inflation has not had a material impact on the Company's business.

Off-balance sheet arrangement
-----------------------------

     We do not have any off-balance sheet arrangement.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of China Housing & Land Development Inc.



We have audited the accompanying consolidated balance sheet of China Housing & Land Development Inc. and subsidiary as of December 31, 2006, and the related consolidated statements of income and other comprehensive income, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of China Housing & Land Development Inc. and subsidiary as of December 31, 2005 in the accompanying consolidated financial statements were audited by other auditors whose report dated February 23, 2006 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Housing & Land Development Inc and subsidiary as of December 31, 2006, and the results of its operations and its cash flows for each of the years then ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.







/S/ Moore Stephens Wurth Frazer and Torbet, LLP
-----------------------------------------------

Walnut, California
March 26, 2007

RIDER A

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Stockholders and Board of Directors
Xi'an Tsining Housing Development Co., Ltd.

We have audited the accompanying statements of income, stockholders' equity and cash flows of Xi'an Tsining Housing Development Co., Ltd. (the "Company"), a wholly owned subsidiary of China Housing and Land Development, Inc. for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the operations and cash flows of Xi'an Tsining Housing Development Co., Ltd. for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.



/S/ Kabani & Company, Inc.
--------------------------

CERTIFIED PUBLIC ACCOUNTANTS


Los Angeles, California
February 23, 2006


              CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2006



ASSETS
    Cash                                                                          $    379,633
    Cash - restricted                                                                1,108,271
    Accounts receivable, net of allowance for doubtful
      accounts of $79,118                                                            3,070,516
    Notes receivable, net                                                            2,127,271
    Inventories
      Finished projects                                             $ 37,247,436
      Construction in progress                                         9,730,650
                                                                    ------------
         Total real estate held for development or sale                             46,978,086
    Property and equipment, net                                                     17,701,896
    Advance to suppliers                                                               493,570
    Receivables, deferred charge and other assets                                      986,039
                                                                                  ------------
         Total assets                                                             $ 72,845,282
                                                                                  ============

LIABILITIES
    Accounts payable                                                              $  5,324,815
    Advances from customers                                                          2,902,426
    Accrued expenses                                                                 1,738,584
    Payable to original shareholders                                                 5,462,798
    Income and other taxes payable                                                  11,386,169
    Other payables                                                                   2,572,838
    Loans from employees                                                             1,037,842
    Loans payables                                                                  23,206,852
                                                                                  ------------

      Total liabilities                                                             53,632,324
                                                                                  ------------

SHAREHOLDERS' EQUITY
    Common stock: $.001 par value, authorized 100,000,000 shares                        20,619
      issued and outstanding 20,619,223
    Additional paid in capital                                                       7,192,600
    Statutory reserves                                                               2,150,138
    Retained earnings                                                               14,414,181
    Capital contribution receivable                                                 (5,462,798)
    Accumulated other comprehensive income                                             898,218
                                                                                  ------------

      Total shareholders' equity                                                    19,212,958
                                                                                  ------------

         Total liabilities and shareholders' equity                               $ 72,845,282
                                                                                  ============



The accompanying notes are an integral part of this statement.
See report of independent registered public accounting firm.

              CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARY

        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005



                                                           2006         2005
                                                       -----------   -----------
REVENUE
       Sale of properties                              $53,647,174   $32,450,037
       Other income                                        452,312       335,681
                                                       -----------   -----------
            Total revenue                               54,099,486    32,785,718
                                                       -----------   -----------

COSTS AND EXPENSES
       Cost of properties sold                          36,749,683    21,236,598
       Selling, general and administrative expenses      3,197,310     3,632,627
       Other expense                                       301,158       103,572
       Interest expense                                    289,083       741,880
                                                       -----------   -----------
            Total costs and expense                     40,537,234    25,714,677
                                                       -----------   -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                13,562,252     7,071,041

PROVISION FOR INCOME TAXES                               4,511,442     2,333,444
                                                       -----------   -----------

NET INCOME                                               9,050,810     4,737,597

GAIN ON FOREIGN EXCHANGE                                   655,435       242,783
                                                       -----------   -----------

OTHER COMPREHENSIVE INCOME                             $ 9,706,245   $ 4,980,380
                                                       ===========   ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
    BASIC AND DILUTED                                   20,277,615    20,000,000
                                                       ===========   ===========

EARNINGS PER SHARE
    BASIC AND DILUTED                                  $      0.45   $      0.24
                                                       ===========   ===========


The accompanying notes are an integral part of this statement.
See report of independent registered public accounting firm.


              CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE YEARS ENDED DECEMBER 2006 AND 2005


                                                                                             Owner         Other
                              Common Stock        Paid in      Statutory       Retained   contribution  comprehensive
                                                  capital       reserves       earnings    receivable   income (loss)    Totals
                        ----------------------  -----------   -----------   ------------  ------------   ----------  -------------
BALANCE, December 31,   20,000,000     20,000     5,442,798   $   523,538   $  2,252,373  $          -   $       -   $   8,238,709
2004
                                                                                                                                 -
  Net Income                                                                  4,737,598                                 4,737,598
  Adjustment to
   statutory reserve                                              710,640       (710,640)                                        -
  Foreign currency
   translation
   adjustment                                                                                               242,783        242,783
                        ----------  ----------  -----------   -----------  -------------  ------------   ----------  -------------
BALANCE, December 31,   20,000,000   $ 20,000  $  5,442,798   $ 1,234,178  $   6,279,331  $         -   $  242,783 $   13,219,090
2005

                                                                                                                                 -
  Common stock issued
   for cash at $3.25       619,223        619     1,749,802                                                              1,750,421
  Net Income                                                                   9,050,810                                 9,050,810
  Adjustment to statutory
   reserve                                                        915,960       (915,960)                                        -
  Capital contribution
   receivable                                                                               (5,462,798)                 (5,462,798)
  Foreign currency
   translation
   adjustment                                                                                               655,435        655,435
                        ----------  ----------  -----------   -----------  -------------  ------------   ----------  -------------
BALANCE, December 31,
2006                    20,619,223  $  20,619   $ 7,192,600   $ 2,150,138  $  14,414,180  $ (5,462,798)  $  898,218  $  19,212,958
                        ==========  ==========  ===========   ===========  =============  ============   ==========  =============




The accompanying notes are an integral part of this statement.
See report of independent registered public accounting firm.



              CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


                                                                     2006            2005
                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                  $  9,050,810    $  4,737,597
    Adjustments to reconcile net income to cash
      provided by (used in) operating activities:
        Allowance for bad debt                                       509,435          82,371
        Depreciation                                                 354,444         124,404
        Gain on disposal of fixed assets and inventory              (149,830)             --
        Loss on investment                                                --           6,597
      (Increase) decrease in assets:
        Accounts receivable                                         (431,805)             --
        Real estate                                                3,640,231      (2,613,747)
        Advance to suppliers                                      11,930,759      (6,672,673)
        Other receivable and deferred charge                      (1,118,155)     (1,248,884)
      Increase (decrease) in liabilities:
        Accounts payable                                           2,716,495      (1,737,640)
        Advances from customers                                  (28,428,381)      3,913,777
        Accrued expense                                            1,625,843       2,596,303
        Other payable                                               (266,309)       (123,000)
        Income and other taxes payable                             6,909,809      (2,242,998)
                                                                ------------    ------------
          Net cash provided by (used in) operating activities      6,343,346      (3,177,893)
                                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Change in restricted cash                                        591,312       1,586,420
    Proceed from sale of long term investment                             --         492,000
    Purchase of buildings, equipment and automobiles             (13,269,773)     (2,834,214)
    Proceed from sale of fixed assets                                243,616              --
    Notes receivable funded                                       (2,246,025)             --
                                                                ------------    ------------
          Net cash used in investing activities                  (14,680,870)       (755,794)
                                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Loan proceeds                                                 13,835,303      14,760,000
    Payments on loans                                             (7,905,887)    (10,824,000)
    Loans from employees                                           1,016,551              --
    Proceeds from issuance of common stock                         1,750,421              --
                                                                ------------    ------------
          Net cash provided by financing activities                8,696,388       3,936,000
                                                                ------------    ------------

INCREASE IN CASH                                                     358,864           2,313

EFFECTS ON FOREIGN CURRENCY EXCHANGE                                  (9,976)            706

CASH, beginning of year                                               30,745          27,726
                                                                ------------    ------------

CASH, end of year                                               $    379,633    $     30,745
                                                                ============    ============

Supplemental disclosure of cash flow information:
    Cash paid for interest expense                              $  2,147,800    $    170,928
                                                                ============    ============
    Cash paid for income taxes                                  $         --    $  2,476,096
                                                                ============    ============



The accompanying notes are an integral part of this statement.
See report of independent registered public accounting firm.

              CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


Note 1 - Organization and Basis of Presentation

Organization
------------

China Housing & Land Development, Inc (the "Company") is a Navada corporation, incorporated on July 6, 2004 under the name Pacific Northwest Productions Inc. On May 6, 2006, the Company changed its name to China Housing & Land Development Inc. The Company, through its subsidiary Xian Tsining Housing Development Company Inc. (XTHDC), is engaged in acquisition, development, management, and sale of commercial and residential real estate properties located primarily in Xi'an city, the People's Republic of China (PRC).

XTHDC was established during May 1992 as a state-owned enterprise, whose former name is Xian New Star Group Real Estate Development Co. Ltd, and was formerly the logistics department of Lan Zhou Military area of the People's Liberation Army of China. The Company was reorganized as a limited liability company with equity capital invested by management personnel in September 1999. The Company is a Chinese registered limited liability company with a legal structure similar to a regular corporation and a limited liability company. The Articles of Association provide for a 54 year term beginning September 7, 1999 with registered capital of approximately $3,140,000 (RMB26,000,000). On March 28, 2002, the registered capital of Tsining was increased to approximately $6,050,000 (RMB50,000,000).

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


See report of independent registered public accounting firm

              CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


In addition, May 5, 2006, Pacific changed it name to China Housing & Land Development, Inc. (hereafter referred to as the "Company") and the stockholders approved a stock dividend of seven shares for each share held, which has been accounted for as an eight to one forward stock split. All shares and per share data have been restated retrospectively.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation
-----------------------------------------------------

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

Foreign Currency Translation
----------------------------

As of December 31, 2006, the accounts of the Company are maintained in their functional currency the Chinese Yuan Renminbi (RMB). The reporting currency for the consolidated financial statements is the United States Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the RMB as the functional currency. According to SFAS No. 52, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations and cash flows are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income."

Revenue recognition
-------------------

Real estate sales are reported in accordance with the provisions of Statement of Financial Accounting Standard No. 66, "Accounting for Sales of Real Estate". Profit from the sales of development properties, less 5% business tax, is recognized by the full accrual method when the sale is consummated. A sale is not considered consummated until (1) the parties are bound by the terms of a contract, (2) all consideration has been exchanged, (3) any permanent financing of which the seller is responsible has been arranged, (4) all conditions precedent to closing have been performed, (5) the seller does not have substantial continuing involvement with the property, and (6) the usual risks and rewards of ownership have been transferred to the buyer.
Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method of accounting. Under the deposit method, all costs are capitalized as incurred, and payments received from the buyer are recorded as a deposit liability. Real estate rental income, less 5% business tax, is recognized on the straight-line basis over the terms of the tenancy agreements.

See report of independent registered public accounting firm

              CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

For Company financed sales, the Company is recognizing sales based on the full accrual method provided that the buyer's initial and continuing investment is adequate according to SFAS No. 66. Initial investment is buyer's down-payment less the loan amount provided by the Company. Interest on these loans are amortized over the terms of the loans.

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

Capitalization of interest
--------------------------

Interest incurred during construction is capitalized into construction in progress. All other interest is expensed as incurred.

For the year ended December 31, 2006, interest incurred by the Company was $2,245,021 and capitalized interest for the same period was $1,975,588.

Concentrations
--------------

The Company sells residential and commercial units to residents and small business owners. The Company has no major customer that is accounted for more than 5% of the Company's sales for the year ended December 31, 2006.

The Company is dependent on third-party sub-contractors, manufacturers, and distributors for all of construction services and supply of construction materials. Construction services or products purchased from the Company's five largest subcontractors/suppliers accounted for 41% for the year ended December 31, 2006.


See report of independent registered public accounting firm

              CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


Accounts payables to these subcontractors/suppliers amounted to $2,070,834 at December 31, 2006.

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

Cash and concentration of risk
------------------------------

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. Total cash in state-owned banks at December 31, 2006 amounted to $353,762, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Restricted cash
---------------

The bank grants mortgage loans to home purchasers and will credit these amounts to the Company's bank account once title passes. If the houses are not completed and the new home owners have no ownership documents to secure the loan, the bank will deduct 10% of the home owner's loan from the Company's bank account and transfer that amount to a designated bank account classified on the balance sheet as restricted cash. Interest earned on the restricted cash is credited to the Company's normal bank account. The bank will release the restricted cash after home purchasers has obtained the ownership documents to secure the mortgage loan. Total restricted cash amounted to $1,108,271 as of December 31, 2006.

Accounts receivable-trade
-------------------------

Accounts receivable-trade consists of balances due from customers for the sale of residential and commercial units in the PRC. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimated uncollectible amounts are based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $3,070,516 at December 31, 2006.




See report of independent registered public accounting firm

              CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

Notes receivable
----------------

In 2006, the Company began financing sales to certain new home owners. Financing agreements are signed and the loans are due in 1 to 3 years. The loans are non-interest bearing, therefore the Company calculated imputed interest totaling $34,710 and discounted the carrying amount of note receivable. The Company will start to amortize the interest in the year, 2007. Notes receivable are presented net of unamortized interest and allowance for doubtful accounts.


Notes receivable                                   $    2,290,378
Less: unamortized interest                                (34,710)
Less: allowance for doubtful accounts                    (128,397)
                                                   --------------
Notes receivable, net                              $    2,127,271
                                                   ==============


Other receivables
-----------------

Other receivables consist of various cash advances to unrelated companies and individuals which the management of the Company have business relationships. These amounts are not related to operations of the Company, are unsecured, non-interest bearing and generally are short term in nature. The balances of other receivables were $1,282,831 as December 31, 2006. Other receivables are reviewed annually as to whether their carrying value has become impaired. As of December 31, 2006, the Company has established an allowance for doubtful accounts of $301,920.

Advances to suppliers
---------------------

Advances to suppliers consist of amounts paid in advance to contractors and vendors for services and materials that have not been performed or received and generally relate to the development and construction of residential units in the PRC. Advances amounted to $493,570 as of December 31, 2006.

Inventories
-----------

Inventories consist of residential and commercial units under construction and units completed. Inventories are stated at the lower of cost or net realizable value. If the inventory is determined to be impaired, it will be written down to its fair market value. Inventory costs include land use right, land development and home construction costs, engineering costs, insurance costs, wages, real estate taxes, and interest related to development and construction. All costs are accumulated by specific projects and allocated to residential and commercial units within the respective projects. The Company leases the land for the residential unit sites under land use rights with various terms from the government of the PRC. The Company evaluates the carrying value for impairment based on the undiscounted future cash flows of the assets. Write-downs of inventories deemed to be impaired would be recorded as adjustments to the cost basis. Impairment charges of $79,665, and $0 were recorded for the years ended December 31, 2006 and 2005, respectively.


See report of independent registered public accounting firm

              CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

No depreciation is provided for construction in progress. Construction overhead and selling expenses are expensed as incurred.

Property and equipment
----------------------

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 2006 and 2005 amounted to $354,444 and $124,404, respectively. Estimated useful lives of the assets are as follows:


                                                  Estimated Useful Life
                                                  ---------------------
Buildings                                         30 years
Vehicles                                          6 years
Electronic equipment                              5 years
Office furniture                                  5 years


Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Major additions and betterment to property and equipment are capitalized.

Long-lived assets
-----------------

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes there was no impairments of its long-lived assets as of December 31, 2006.

Fair value of financial instruments
-----------------------------------

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable, accrued liabilities and other payables to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. Management believes the interest rate on notes reflect rates currently available. Thus, the carrying value of loans payable approximates fair value.


See report of independent registered public accounting firm

              CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006



Advances from customers
-----------------------

Advances from customers represent prepayments by customers for home purchases. The Company records such prepayment as advances from customers when the payments are received. Advances from customers amounted to $2,902,426 at December 31, 2006.

Accounts payable
----------------

Accounts payable consists of balances due to subcontractors and suppliers for the purchase of construction services. Accounts payable amounted to $5,324,815 at December 31, 2006.

Other payable
-------------

Other payables consist of various cash advances from unrelated companies and individuals which management of the Company have business relationships. These amounts are not related to operations of the Company, are unsecured, non-interest bearing and generally are short term in nature. Other payables amounted to $2,572,838 as of December 31, 2006.

Employee compensation
---------------------

The Company has a bonus compensation plan for its executive officers and employees if certain goals are met. The total amount of bonus compensation charged to selling, general and administrative expense under this plan was $0 and $81,208 for the years ended December 31, 2006 and 2005, respectively.

Advertising Costs
-----------------

Advertising and sales promotion costs are expensed as incurred. Advertising expense totaled $565,577 and $533,021 for the years ending December 31, 2006 and 2005 respectively.

Warranty costs
--------------

Generally, the Company provides all of its customers with a limited (half a year to 5 years) warranty period for defective workmanship.

The Company accrues the estimated warranty costs into the cost of its homes as a liability after each project is closed based on the Company's historical experience, which normally is less than 0.2% of total cost of the project. Any excess amounts are expensed in the period when they occur. Many of the items relating to workmanship are completed by the existing labor force utilized to construct other new houses and are therefore already factored into the labor and overhead costs of another project. Any significant material defects are generally under warranty with the Company's suppliers. Currently, the Company retains 5% of the total construction contract from the construction contractors for a period of one year after the completion of the construction. Such retention amounts will be used to pay for any repair expense incurred due to defects in the construction. The Company has not historically incurred any significant litigation requiring additional specific reserves for its product offerings. As of December 31, 2006 and 2005, the Company accrued $68,682 and $66,502 as warranty costs, respectively.




See report of independent registered public accounting firm

              CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006



Income Taxes
------------

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At December 31, 2006 and 2005, there were no significant book to tax differences

Local PRC income tax
--------------------

The Company is governed by the Income Tax Law of the PRC concerning Chinese registered limited liability company. Under the Income Tax Laws of the PRC, Chinese enterprises are generally subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region for which more favorable effective tax rates are applicable. The provision for income taxes at December 31, 2006 consisted of the following:

                                                     2006            2005
                                               -------------     ------------
Provision for China income and local tax       $   4,511,442     $  2,333,444

Deferred taxes                                            --               --
                                               -------------     ------------
       Total provision for income taxes        $   4,511,442     $  2,333,444
                                               =============     ============


The following table reconciles the U.S. statutory rates to the Company's effective tax rate at December 31,

                                            2006         2005
                                          ---------   ---------
U.S. statutory rates                          34.0%       34.0%
Foreign income not recognized in USA        (34.0)      (34.0)
China income taxes                            33.0        33.0
                                          ---------   ---------
      Totals                                  33.0%       33.0%
                                          =========   =========


Basic and diluted earning per share
-----------------------------------

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



See report of independent registered public accounting firm

              CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006



Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

At December 31, 2006, the Company had outstanding 309,612 warrants. The average stock price for the twelve months ended December 31, 2006 was less than the exercise price of the warrants; therefore, the warrants are not factored into the diluted earning per share calculation as they are anti-dilutive.

Comprehensive income
--------------------

Comprehensive income consists of net income and foreign currency translation gains and losses affecting shareholders' equity that, under generally accepted accounting principle, are excluded from net income. Gain on foreign exchange translation totaled $ 655,435 and $242,783 for 2006 and 2005, respectively.

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

Recent Pronouncements
---------------------

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

This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. The Company has not evaluated the impact of this pronouncement on its financial statements.



See report of independent registered public accounting firm

              CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


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

4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a service elects to subsequently measure at fair value.

5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on its financial statements.

In September 2006, FASB issued SFAS 157 `Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on its financial statements. In September 2006, FASB issued SFAS 158 `Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a






See report of independent registered public accounting firm

              CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on its financial statements.

Note 3 - Supplemental disclosure of cash flow information

Income taxes paid amounted to $0 and $2,476,096 for the years ended December, 2006 and 2005, respectively. Interest paid for the year ended December 31, 2006 and 2005 amounted to $2,147,800 and $170,928, respectively.

Noncash investing transactions included the exchange of certain inventory units costing $492,757 for certain units in a hotel valued at $703,296. The result of the exchange is a gain of $210,296 which was included in other income as disclosed in Note 15.

Noncash financing transactions included the issuance of 16,000,000 shares of common stock to the original shareholders of XTHDC in consideration of a promissory note totaling $5,462,797 which was due on December 31, 2007.

Note 4 - Inventories

The following summarizes the components of real estate inventories at December 31, 2006:


Finished projects                                             $  37,247,436
Construction in progress                                          9,730,650
                                                              -------------
Total real estate held for development or sale                $  46,978,086
                                                              =============

Note 5 - Receivables, deferred charges and other assets

Receivables, deferred charges and other assets consist of the following at December 31, 2006:




See report of independent registered public accounting firm

              CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006




Other receivable                               $         1,282,831
  Allowance for bad debts                                 (301,920)
Prepaid expenses                                             5,128
                                               -------------------
Receivables, deferred charges and
other assets                                   $           986,039
                                               ===================


Note 6 - Property and equipment, net

Property and equipment consist of the following at December 31, 2006:



Buildings and improvements                    $         18,255,045
Machinery and equipment                                    117,081
Transportation equipment                                    55,598
Furniture and fixture                                       95,519
                                              --------------------
  Totals                                                18,523,243
Accumulated depreciation                                  (821,347)
                                              --------------------
  Property and equipment, net                 $         17,701,896
                                              ====================


Note 7 - Accounts receivable

Accounts receivable consist of the following at December 31, 2006:



Accounts receivable                           $          3,149,634
  Allowance for doubtful                                   (79,118)
  accounts
                                              --------------------
Accounts receivable, net                      $          3,070,516
                                              ====================


Note 8 - Loans from employees

The Company has borrowed monies from certain employees to fund the Company's construction projects. The loans bear interest ranging between 7% to 12% and the principal matures within one to three years. At December 31, 2006, loan from employees amounted to $1,037,842. Total interest expense on these loans amounted to $80,440 and $117,602 for 2006 and 2005, respectively.

Note 9 - Loans payable

Loans payable represent amounts due to various banks and are due on demand or normally within one year. These loans generally can be renewed with the banks when expired. Loans payable at December 31, 2006 consisted of the following:






See report of independent registered public accounting firm

              CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006




Commercial Bank Weilai Branch
     due August 7, 2007, annual interest rate
     is at 9.945%, secured by the Company's
     Xin Xin Gangwan, Xin Xin Tower and
     Ming Yuan Projects                                     $  5,128,000

Shannxi International Trust Investment Co.,
     due on demand, annual interest is at
     10.80%, secured by 14 units of the
    Company's Xin Xin In House and Harbor
    projects                                                   2,564,000

Shannxi International Trust Investment Co.,
     due September 20, 2007, annual interest
     is at 10.80%, secured by six commercial
     units of the Company's Jun Jin Yuan project                 503,826

Merchant bank Xi'an high and new technology
     development zone branch, due June 27, 2007
     annual interest is at 19.20%, secured by the
     Company's Jun Jin Yuan project                              403,830

Construction Bank Zhuque Road Branch,
     due May 6, 2007, annual interest is at 6.21%,
     secured by the Company's Jun Jin Yuan project             4,107,528

Construction Bank Zhuque Road Branch,
     due July 6, 2007, annual interest is at 6.91%,
     secured by the Company's Jun Jin Yuan project             2,564,000

Commercial Bank Weilai Branch,
    due December 31, 2007, annual interest is at
    9.79%, secured by the Company's 24G project                6,410,000

Various loans on demand,
      to  unrelated parties, at various interest rate          1,525,668
                                                            ------------
                              Total
                                                            $ 23,206,852
                                                            ============


All loans were borrowed for construction projects. All interest paid was capitalized and allocated to various construction projects.

Note 10 - Accrued Expenses

Accrued expenses at December 31, 2006 are as follows:



Accrued payroll                                            $      13,294
Accrued expenses                                               1,725,290
                                                           -------------
Total                                                      $   1,738,584
                                                           =============




See report of independent registered public accounting firm

              CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


Note 11 - Stockholders' Equity

Common stock
------------

On June 28, 2006, the Company entered into securities purchase agreements with accredited investors and completed the sale of $1,075,000 of the Company's common stock and common stock purchase warrants. The securities sold were an aggregate of 330,769 shares of common stock and 99,231 warrants. Each warrant is exercisable for a period of three years at an exercise price of $3.60 per share. Pursuant to the terms of the warrant, each investor has contractually agreed to restrict its ability to exercise the warrants to an amount which would not exceed the difference between the number of shares of common stock beneficially owned by the holder or issuable upon exercise of the warrant held by such holder and 9.9% of the outstanding shares of common stock of the Company. New York Global Securities, Inc. acted as the placement agent of the transaction.

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

In connection with the offering, the Company paid a placement fee of 10% of the proceeds in cash, together with other expenses in the amount of 3% of the proceeds, in cash. In addition, the placement agent was issued warrants to purchase 66,154 shares of common stock on the same terms and conditions as the investors.

On July 7, 2006, the Company entered into securities purchase agreements with accredited investors and completed the sale of $124,975 of the Company's common stock and common stock purchase warrants. The securities sold were an aggregate of 38,454 shares of common stock and 11,536 warrants. Each warrant is exercisable for a period of three years at an exercise price of $3.60 per share. Pursuant to the terms of the warrant, each investor has contractually agreed to restrict its ability to exercise the warrants to an amount which would not exceed the difference between the number of shares of common stock beneficially owned by the holder or issuable upon exercise of the warrant held by such holder and 9.9% of the outstanding shares of common stock of the Company. New York Global Securities, Inc. acted as the placement agent of the transaction.





See report of independent registered public accounting firm

              CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006



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

In connection with the offering, the Company paid a placement fee of 10% of the proceeds in cash, together with other expenses in the amount of 3% of the proceeds, in cash. In addition, the placement agent was issued warrants to purchases 7,691 shares of common stock on the same terms and conditions as the investors.

On August 21, 2006, the Company entered into securities purchase agreements with accredited investors and completed the sale of $812,500 of the Company's common stock and common stock purchase warrants. The securities sold were an aggregate of 250,000 shares of common stock and 75,000 warrants. Each warrant is exercisable for a period of three years at an exercise price of $3.60 per share. Pursuant to the terms of the warrant, each investor has contractually agreed to restrict its ability to exercise the warrants to an amount which would not exceed the difference between the number of shares of common stock beneficially owned by the holder or issuable upon exercise of the warrant held by such holder and 9.9% of the outstanding shares of common stock of the Company. New York Global Securities, Inc. acted as the placement agent of the transaction.

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


See report of independent registered public accounting firm

              CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006




Warrants
--------
Following is a summary of the warrant activity:



                                                     Weighted
                                                     Average
                                        Warrants     Exercise    Aggregate
                                       outstanding   Price     Intrinsic Value

Outstanding, December 31, 2006               -           -            -
Granted                                  309,612         -
Forfeited                                    -           -
Exercised                                    -           -
                                       ------------
Outstanding, December 31, 2006           309,612      $3.60        $  0
                                       ============

Following is a summary of the status of warrants outstanding at December 31, 2006:


Outstanding Warrants                     Exercisable Warrants

                        Average
                        Remaining
Exercise    Number      Contractual      Average       Exercise
Price                   Life             Price         Number

$3.60       309,612     2.57             $3.60         309,612


Statutory reserves
------------------

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprises' income, after the payment of the PRC income taxes, shall be allocated to the statutory surplus reserves and statutory public welfare fund for staff and workers. The proportion of allocation for reserve funds is no less than 10 percent of the profit after tax until the accumulated amount of allocation for statutory surplus reserve funds reaches 50 percent of the registered capital.

The proportion of allocation for statutory public welfare fund and enterprise expansion fund is decided by the enterprise itself. A wholly-owned Foreign Invested Enterprise does not have to establish or contribute to an enterprise expansion fund.

Statutory surplus reserves are to be utilized to offset prior years' losses, or to increase its share capital. When the statutory surplus reserve fund of a limited liability company converts its surplus reserves to capital in accordance with a shareholders' resolution, the company will either distribute new shares in proportion to the number of shares held by the each shareholder, or increase the par value of each share. Except for the reduction of losses incurred, any other usage should not result in this reserve balance falling below 25% of the registered capital. Pursuant to the board of directors' resolution, the Company transferred 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company's registered capital.


See report of independent registered public accounting firm

              CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


The transfer to this reserve must be made before distributions of any dividends to shareholders. For the year ended December 31, 2006, the Company appropriated $915,960 to this surplus reserve.

Note 12 - Employee Welfare Plan

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The Company established a retirement pension insurance, unemployment insurance, health insurance and house accumulation fund for the employees during the term they are employed. For the year ended December 31, 2006, the Company made contributions in the amount of $13,922.

Note 13 - Earnings Per Share

Earnings per share for twelve months December 31, 2006 and 2005 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. There were no common stock equivalents that were dilutive during the twelve months December 31, 2006; accordingly, basic and diluted earning per share were the same for all periods presented.

Notes 14 - Other Income

The Company also rents certain portion of its residential and commercial units to individuals and businesses for a 1 year term renewed annually. Rental income and other income and expense for the year ended December 31 consisted of the following:


                                                             2006         2005
                                                           --------     --------
Interest income                                            $ 30,395     $ 45,545

Other nonoperating income                                    58,543      139,236
House rental income                                         213,544      144,678

Gain on disposal of fixed assets and inventory              149,830           --

Gain on disposal of fixed assets                                 --        6,222
                                                           --------     --------
Total                                                      $452,312     $335,681

                                                           ========     ========

Note 15 - Commitments and Contingencies

The Company leases part of its office space under long-term, non-cancelable operating lease agreements. The leases expire on 12/31/2008.




See report of independent registered public accounting firm

             CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


The following is a schedule of future minimum rental payments required under the operating lease agreements:

                     Year ending            Office
                     December 31             Lease
                                       -----------
                            2007       $    65,783
                            2008            65,783
                                       -----------
                                           131,566
                                       ===========

Rental expense for the 2006 and 2005 amounted to $70,178 and $64,017, respectively.

Note 17 - Subsequent Events

On March 9, 2007, the Company entered into a Shares Transfer Agreement (the Agreement) with the shareholders of Xi'an New Land Development Co., Ltd. (New
Land), pursuant to which the Company has acquired 32,000,000 shares of New Land, constituting 100% equity ownership of New Land. The total purchase price for the shares acquisition is 270 million RMB, estimated to be approximately US$34 million at the current currency exchange rate which is subject to change. The total purchase price includes the initial cash payment of 5 million RMB, estimated to be approximately US$610,000, payable within 20 days after the signing of the Agreement, an additional cash payment of 57 million RMB, estimated to be approximately US$7.2 million, payable within 30 days after the Company has received a satisfactory audit report of New Land, and the issuance of 10% promissory note of the aggregate amount of 208 million RMB, estimated to be approximately US$26.2 million, with a maturity date of January 30, 2009.









See report of independent registered public accounting firm

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective on December 29, 2006, Kabani & Company, Inc, ("Kabani") was dismissed as the independent accountant engaged to audit the financial statements of the Company.

     Kabani reported on the Company's operating subsidiary Xi'an Tsining Housing Development Co., Ltd.'s financial statements for the years ended December 31, 2005 and 2004. Kabani's opinion did not contain an adverse opinion or a disclaimer of opinion, and was not qualified as to uncertainty, audit scope, or accounting principles. Kabani also reviewed the Company's financial statements for the three months ended March 31, 2006, the three and six months ended June 30, 2006 and June 30, 2005, and for the three and nine months ended September 20, 2006 and September 30, 2005.

     During the Company's most recent full fiscal years ended December 31, 2005 and 2004, there were no disagreements with Kabani on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Kabani, would have caused them to make reference to the subject matter of such disagreements in connection with their reports; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

     Effective on December 29, 2006 the Company has engaged Moore Stephens Wurth Frazer and Torbet. LLP, Certified Public Accountant and Consultants ("Moore Stephens") with address at 1199 South Fairway Drive, Suite 200 Walnut, California 91789, as the new principal accountant to audit its financial statements. The decision to engage Moore Stephens was approved by the Company's Board of Directors.

     During the fiscal years ended December 31, 2005, 2004 and 2003 and from December 31, 2005 through the engagement of Moore Stephens as the Company's independent accountant, neither the Company nor anyone on its behalf has consulted Moore Stephens with respect to any accounting or auditing issues involving the Company. In particular, there was no discussion with Moore Stephens regarding the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the Company's financial statements.


Item 8A. Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures.

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

     Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting.

     During the year ended December 31, 2006, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f)under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers and Directors

Below are the names and certain information regarding our executive officers and directors.

Name            Age   Position
-------------   ---   --------
Lu Pingji       56    Chairman of the Board and Chief Executive Officer
Xiao Genxiang   44    Chief Administrative Officer and Director
Feng Xiaohong   42    Chief Operating Officer and Director
Wan Yulong      44    Chief Financial Officer
Shi Zhiyong     46    Vice President, Chief Legal Counsel and Director

Officers are elected annually by the Board of Directors, at the Company's annual meeting, to hold such office until an officer's successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

Background of Executive Officers and Directors

Lu Pingji, Chairman & CEO
Mr. Lu Pingji, 56, has served as the Chairman of the Board of Directors since joining the Company in September 1999. In addition, Mr. Lu was the founder of Lanbo Financial Investment Company Group Limited, where he was the Chairman of the Board and Chief Executive Officer from its formation in September 2003 until it's merger with Lanbo Financial Group, Inc., when Mr. Lu served as the Chairman of the Board and Chief Executive Officer of Lanbo Financial Group, Inc. until December 2005. Prior to that Mr. Lu was the Chairman of the Board and Chief Executive Officer of Xian Newstar Real Estate Development Co., Ltd. from 1998 and previously served as General Manager from 1992. From February 1968 to December 1999, Mr. Lu held various positions in the Chinese military, including soldier, Director of Barrack Administration, supervisor, and Senior Colonel. Mr. Lu is member of the Enterprise Credit Association of Shaanxi Province. Mr. Lu graduated from Xi'an Army College with a major in architectural engineering.

Xiao Genxiang, Chief Administrative Officer & Director
Mr. Xiao Genxiang, 44, the Chief Administrative Officer of the Company, joined the company and became CAO and Board Member in September 1999. In addition, Mr. Xiao was a director and Executive Vice President of Lanbo Financial Investment Company Group Limited from October 2003 until its merger with Lanbo Financial Group, Inc., when Mr. Xiao served as the Executive Vice President, Chief Operating Officer and a director of Lanbo Financial Group, Inc. until December 2005. Prior to that Mr. Xiao was a director and President of Xian Newstar Real Estate Development Co., Ltd. from 1999. Mr. Xiao received an M.B.A from Xi'an Jiaotong University in 2001.

Feng Xiaohong, Chief Operating Officer & Board Member
Mr. Feng Xiaohong, 42, has been Chief Operating Officer and a Board Member of the Company since joining in January 2003. In addition, Mr. Xiao Feng was a director of Lanbo Financial Group, Inc. from November 2004 until December 2005. Previously Mr. Feng served as President and a director of Xian Newstar Real Estate Development Co., Ltd. from 2003. From June 1996 to December 2002, Mr. Feng was general manager and president of Xi'an Honghua Industry, Inc. He is a member of the China Architecture Association, vice-president of Shaanxi Province Real Estate Association, and vice director of Xi'an Decoration Association. Mr.Feng received an M.S. of Architecture Science from Xi'an Architecture
& Technology University in 1990.

Mr. Wan Yulong, Chief Financial Officer
Mr. Wan Yulong, 44, has been Chief Financial Officer of the Company since joining in June 2003. In addition, Mr. Wan was the Chief Financial Officer of Lanbo Financial Investment Company Group Limited from October 2003 until its merger with Lanbo Financial Group, Inc., when Mr. Wan served as the Chief Financial Officer of Lanbo Financial Group, Inc. until December 2005. From July 1999 to May 2003, Mr. Wan was CFO of Xi'an Royal Hotel. From September 1996 to July 1999, Mr. Wan was working for Xi'an Huadi Accountant Office. From January 1993 to September 1995, Mr. Wan was director of finance and vice president of Xi'an Minerals Development Company. From August 1984 to December 1993, Mr. Wan was the Financial Director of Northwest Geological Company of National Architecture-Material Bureau. Mr. Wan is a CPA, and director of the Accountant Association of Shaanxi Foreign Investment Corporations. Mr. Wan received an M.B.A from Xi'an Jiaotong University in 2000.

Mr. Shi Zhiyong, Vice President, Chief Legal Counsel and Board Member
Mr. Shi Zhiyong, 46, joined the Company and became Chief Legal Counsel and board member in March 2004. From December 1985 to February 2004, Mr. Shi was vice professor of Shaanxi Politico-Legality Management Cadre Institute. Mr. Shi is a certificated registered attorney.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers, directors and persons who own more than 10% of our common stock to file initial reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the SEC. Such executive officers, directors and over 10% stockholders are also required by SEC rules to furnish us with copies of all such forms they file.

     Based solely on our review of the copies of such forms we have received, or written representations from certain reporting persons, we believe that, during the year ended December 31, 2005, all executive officers, directors and over 10% stockholders filed on a timely basis all reports required to be filed by them under Section 16(a) with respect to our common stock, other than the respective Form 4 with respect to a December 8 2006 transaction of each of the following directors and officers: Pingji Lu, Yulong Wan, Genxiang Xiao, Xiaohong Feng, and Zhiyong Shi related to.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth all compensation paid in respect of our Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year (collectively, the "Named Executive Officers") for our last two completed fiscal years.

                           SUMMARY COMPENSATION TABLE



--------------------------- ---------- ----------- ----- --------- ------------ ---------- ------------- --------- -------
    Name and Principal         Year     Salary ($) Bonus Stock       Option     Non-Equity Nonqualified  All Other  Total
         Position                                   ($)   Awards     Awards      Incentive   Deferred     Other     ($)
                                                           ($)         ($)         Plan      Compen-     Compen-
                                                                                 Compen-     sation      sation
                                                                                  sation     Earnings       ($)
                                                                                    ($)        ($)
           (a)                  (b)        (c)      (d)    (e)         (f)          (g)        (h)          (i)     (j)
--------------------------- ---------- ----------- ----- --------- ------------ ---------- ------------- --------- -------
Lu Pingji, Chairman & CEO     2006       $17,136    N/A    N/A         N/A          N/A        N/A          N/A    $17,136
                              2005       $17,136    N/A    N/A         N/A          N/A        N/A          N/A    $17,136
--------------------------- ---------- ----------- ----- --------- ------------ ---------- ------------- --------- -------
Xiao Genxiang,                2006       $14,051    N/A    N/A         N/A          N/A        N/A          N/A    $14,051
   Chief Administrative       2005       $14,051    N/A    N/A         N/A          N/A        N/A          N/A    $14,051
   Officer and Director
--------------------------- ---------- ----------- ----- --------- ------------ ---------- ------------- --------- -------
Feng Xiaohong, Chief          2006       $15,596    N/A    N/A         N/A          N/A        N/A          N/A    $15,596
Operating Officer & Board     2005       $15,596    N/A    N/A         N/A          N/A        N/A          N/A    $15,596
Member
--------------------------- ---------- ----------- ----- --------- ------------ ---------- ------------- --------- -------
Wan Yulong, Chief             2006        $7,390    N/A    N/A         N/A          N/A        N/A          N/A    $7,390
Financial Officer             2005        $7,390    N/A    N/A         N/A          N/A        N/A          N/A    $7,390

--------------------------- ---------- ----------- ----- --------- ------------ ---------- ------------- --------- -------
Shi Zhiyong, Vice             2006        $8,914    N/A    N/A         N/A          N/A        N/A          N/A    $8,914
President, Chief Legal        2005        $8,914    N/A    N/A         N/A          N/A        N/A          N/A    $8,914
Counsel and Board Member
--------------------------- ---------- ----------- ----- --------- ------------ ---------- ------------- --------- -------


There has been no common stock authorized for issuance with respect to any equity compensation plan as of the fiscal year ended December 1, 2006. None of our executive officers received any stock options in the fiscal year ended December 31, 2006, nor did they exercise any such options in the same period.

There are no current employment agreements between any individuals and us.


                              Director Compensation

------------------------------- ------------- ----------- --------- ----------------- ---------------- ------------ ---------
             Name               Fees Earned   Stock       Option       Non-Equity      Nonqualified     All Other     Total
                                 or Paid in     Awards     Awards    Incentive Plan      Deferred      Compensation    ($)
                                    Cash         ($)        ($)       Compensation     Compensation        ($)
                                    ($)                                   ($)            Earnings
                                                                                            ($)
             (a)                    (b)          (c)        (d)           (e)               (f)            (g)          (h)
------------------------------- ------------- ----------- --------- ----------------- ---------------- ------------ ---------
Lu Pingji, Chairman & CEO          N/A           N/A        N/A           N/A               N/A            N/A         N/A
------------------------------- ------------- ----------- --------- ----------------- ---------------- ------------ ---------
Xiao Genxiang,                     N/A           N/A        N/A           N/A               N/A            N/A         N/A
Chief Administrative Officer
and Director
------------------------------- ------------- ----------- --------- ----------------- ---------------- ------------ ---------
Feng Xiaohong, Chief Operating     N/A           N/A        N/A           N/A               N/A            N/A         N/A
Officer & Board Member
------------------------------- ------------- ----------- --------- ----------------- ---------------- ------------ ---------
Shi Zhiyong, Vice President,       N/A           N/A        N/A           N/A               N/A            N/A         N/A
Chief Legal Counsel and Board
Member
------------------------------- ------------- ----------- --------- ----------------- ---------------- ------------ ---------



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AN RELATED STOCKHOLDER MATTERS.

     The following table sets forth certain information, as of December 31, 2006, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company's executive officers and directors; and (iii) the Company's directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

                                     Common Stock            Percentage of
Name of Beneficial Owner (1)      Beneficially Owned (2)   Common Stock (2)
-------------------------------   ----------------------   ----------------
Lu Pingji                              3,539,500                17.17%
Wang Yulong                               32,000                 0.16%
Xiao Genxiang                            465,000                 2.26%
Feng Xiaohong                            600,000                 2.91%
Shi Zhiyong                              120,000                 0.58%
                                       ---------                ------
All officers and directors as a        4,756,500                23.07%
  group (5 persons)

(1) Except as otherwise indicated, the address of each beneficial owner is c/o Xian Tsining Housing Development CO., Ltd., 6 Youyi Dong Lu, Han Yuan 4 Lou, Xi'An, Shaanxi Province, China 710054.

(2) Applicable percentage ownership is based on [20,619,223] shares of common stock outstanding as of December 31, 2006 [Update], together with securities exercisable or convertible into shares of common stock within 60 days of August 23, 2006 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of August 23, 2006 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

ITEM 13. EXHIBITS AND REPORTS ON FORM 10-K.

Exhibit   Description of Exhibit
No.
3.1 Articles of Incorporation (incorporated by reference to the exhibits to Registrants Form SB-2 filed on October 27, 2004)
3.2 Registrant's By-Laws (incorporated by reference to the exhibits to Registrants Form SB-2 filed on October 27, 2004)
10.1 Share Purchase Agreement by and among Pacific Northwest Productions Inc., Xi'an Tsining Housing Development Co., Ltd. and the shareholders of Xi'an Tsining Housing Development Co., Ltd.(incorporated by reference to the exhibits to Registrant's Form 8-K filed on April 27,
          2006).
10.2 Return to Treasury Agreement between Pacific Northwest Productions Inc. and Davinder Bains, dated as of April 21, 2006 (incorporated by reference to the exhibits to Registrant's Form 8-K filed on April 27,
          2006).
10.3 Return to Treasury Agreement between Pacific Northwest Productions Inc. and Deljit Bains, dated as of April 21, 2006 (incorporated by reference to the exhibits to Registrant's Form 8-K filed on April 27,
          2006).
10.4 Form of Placement Agent Agreement (incorporated by reference to the exhibits to Registrant's Form 8-K filed on July 6, 2006).
10.5 Form of Securities Purchase Agreement (incorporated by reference to the exhibits to Registrant's Form 8-K filed on July 6, 2006).
10.6 Form of Common Stock Purchase Warrant (incorporated by reference to the exhibits to Registrant's Form 8-K filed on July 6, 2006).
10.7 Form of Registration Rights Agreement (incorporated by reference to the exhibits to Registrant's Form 8-K filed on July 6, 2006).
10.8 Form of the Shares Transfer Agreement between China Housing & Land Development Inc. and certain shareholders of Xi'an New Land Development Co., Ltd., dated as of March 9, 2007 (incorporated by reference to the exhibits to Registrant's Form 8-K filed on March 12,
          2007).
16.1 Letter from Kabani & Company, Inc. to the Securities and Exchange Commission, dated January 17, 2007 (incorporated by reference to the exhibits to Registrant's Form 8-K filed on December 29, 2006).
21.1      List of subsidiaries.*
31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.*
31.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.*
32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*
32.2 Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*


*    Filed herewith

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     During fiscal 2005 and the first quarter of fiscal 2006 our principal independent auditor was Dale Matheson Carr-Hilton LaBonte. Dale Matheson Carr-Hilton LaBonte performed the audits for the two year period ended December 31, 2005. which reports for the two years ended December 31, 2005 and 2004. Kabani reported on the Company's operating subsidiary Xi'an Tsining Housing Development Co., Ltd.'s financial statements for the years ended December 31, 2005 and 2004. Kabani also reviewed the Registrant's financial statements for the three months ended March 31, 2006, the three and six months ended June 30, 2006 and June 30, 2005, and for the three and nine months ended September 20, 2006 and September 30, 2005.

     The audit of our annual financial statement for this 10-KSB for the period ended December 31, 2006, respectively, were performed by our current principal independent auditor Moore Stephens Wurth Frazer and Torbet, LLP. The following are the services provided and the amount billed:

(a)  Audit Fees

     The aggregate fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements for the fiscal year ended December 31, 2006 was $100,000 and for the fiscal year ended December 31, 2005 were $5000. The reviews for the financial statements included in our quarterly reports on Form 10-QSB during the fiscal years ended December 31, 2006 and December 31, 2005 were $27,500 and $2,800, respectively, per year.


(b)  Audit-Related Fees

     We incurred no fees for the fiscal years ended December 31, 2006 and 2005 for assurance and related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.


(c)  Tax Fees

     The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice, preparation and filing of tax returns and tax planning for the fiscal years ended December 31, 2005 and 2004 were $ NIL.

(d)  All Other Fees

     There were no fees billed in either of the last fiscal years for products and services provided by the principal accountant, other than theservices reported above.

      We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CHINA HOUSING AND LAND DEVELOPMENT, INC.


April 2, 2007                       By: /s/ Lu Pingji
                                        -------------
                                        Name: Lu Pingji
                                        Title: Chief Executive Officer


April 2, 2007                       By: /s/ Wan Yulong
                                        --------------
                                        Name:Wan Yulong
                                        Title: Chief Financial Officer
                                       (Principal Financial and
                                        Accounting Officer)


Pursuant to the requirements of the Securities Act of 1933, this Form 10-KSB has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                          TITLE                      DATE
---------------------------   --------------------------      ---------------


/s/ Lu Pingji                 Chairman of the Board and
---------------------------   Chief Executive Officer         April 2, 2007
Lu Pingji


/s/ Xiao Genxiang             Chief Administrative Officer
---------------------------   and Director                    April 2, 2007
Xiao Genxiang


/s/ Feng Xiaohong             Chief Operating Officer and
---------------------------   Director                        April 2, 2007
Feng Xiaohong


                              Vice President,
/s/ Shi Zhiyong               Chief Legal Counsel and
---------------------------   Director                        April 2, 2007
Shi Zhiyong


/s/ Wan Yulong                Chief Financial Officer         April 2, 2007
---------------------------
Wan Yulong