Form 10QSB
period 2007-03-31
China Housing & Land Development, Inc.
filed 2007-05-14
CIK 1303330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 11, 2007 -29,941,070 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CHINA HOUSING & LAND DEVELOPMENT, INC.
Index

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2007 (unaudited) and December 31, 2006	2

	Consolidated Statements of Income and Other Comprehensive Income for the three month periods ended March 31, 2007 and 2006 (unaudited)	3

	Consolidated Statements of Cash Flows for the three month periods ended March 31, 2007 and 2006 (unaudited)	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis or Plan of Operations	22

Item 3.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	25

Item 6.	Exhibits	25

SIGNATURES		26

EX-31.1 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-31.2 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-32.1 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

EX-32.2 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

PART I. FINANCIAL INFORMATION
CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2007 AND DECEMBER 31, 2006

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash	$257,187	$379,633
Cash - restricted	1,222,618	1,108,271
Accounts receivable, net of allowance for doubtful
accounts of $79,920 and 79,118, respectively	2,618,833	3,070,516
Notes receivable, net	2,128,304	2,127,271
Real estate
Finished projects	31,788,383	37,247,436
Construction in progress	10,549,075	9,730,650
Total real estate held for development or sale	42,337,458	46,978,086

Property and equipment, net	17,708,994	17,701,896
Advance to suppliers	5,247,003	493,570
Receivables, deferred charges and other assets	1,140,707	986,039
Total assets	$72,661,104	$72,845,282

LIABILITIES
Accounts payable	$5,550,820	$5,324,815
Advances from customers	2,015,250	2,902,426
Accrued expenses	1,481,171	1,738,584
Payable to original shareholders	5,462,798	5,462,798
Income and other taxes payable	11,835,787	11,386,169
Other payables	1,857,590	2,572,838
Loans from employees	1,441,142	1,037,842
Loans payable	22,626,329	23,206,852

Total liabilities	52,270,887	53,632,324

SHAREHOLDERS' EQUITY
Common stock: $.001 par value, authorized 100,000,000 shares
issued and outstanding 20,679,223 and 20,619,223, respectively	20,679	20,619
Additional paid in capital	7,323,940	7,192,600
Statutory reserves	2,234,124	2,150,138
Retained earnings	15,122,697	14,414,181
Capital contribution receivable	(5,462,798)	(5,462,798)
Accumulated other comprehensive income	1,151,575	898,218

Total shareholders' equity	20,390,217	19,212,958

Total liabilities and shareholders' equity	$72,661,104	$72,845,282

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006
	(Unaudited)	(Unaudited)
REVENUE
Sale of properties	$8,045,576	$16,978,251
Other income	150,621	18,572
Total revenue	8,196,197	16,996,823

COSTS AND EXPENSES
Cost of properties sold	6,251,458	11,507,106
Selling, general and administrative expenses	498,079	623,240
Other expense	32,619	72,414
Interest expense	207,876	21,783
Total costs and expense	6,990,032	12,224,543

INCOME BEFORE PROVISION FOR INCOME TAXES	1,206,165	4,772,280

PROVISION FOR INCOME TAXES	413,663	1,553,878

NET INCOME	792,502	3,218,402

GAIN ON FOREIGN EXCHANGE	253,357	98,750

OTHER COMPREHENSIVE INCOME	$1,045,859	$3,317,152

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC AND DILUTED	20,669,223	20,277,615

EARNINGS PER SHARE
BASIC AND DILUTED	$0.04	$0.16

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$792,502	$3,218,402
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Allowance for bad debt	512,654	635,722
Depreciation	169,861	31,554
Gain on disposal of fixed assets and inventory	472	-
Amortization of stock issued for investor relations fees
(Increase) decrease in assets:	32,850	-
Accounts receivable	401,374	51,930
Real estate	5,097,643	(5,883,384)
Advance to suppliers	(4,691,540)	6,026,822
Other receivable and deferred charges	(388,692)	(391,140)
Increase (decrease) in liabilities:
Accounts payable	170,026	2,232,169
Advances from customers	(913,140)	(14,032,170)
Accrued expense	(274,003)	48,133
Other payable	(734,292)	79,857
Income and other taxes payable	332,894	2,307,021
Net cash provided by (used in) operating activities	508,609	(5,675,084)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(102,718)	570,789
Purchase of buildings, equipment and automobiles	(1,891)	(319,744)
Notes receivable funded	(108,838)	-
Net cash used in (provided by) investing activities	(213,447)	251,045

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds	645,050	5,741,650
Payments on loans	(1,457,813)	-
Loans from employees	391,290	-
Net cash (used in) provided by financing activities	(421,473)	5,741,650

(DECREASE) INCREASE IN CASH	(126,311)	317,611

EFFECTS ON FOREIGN CURRENCY EXCHANGE	3,865	1,530

CASH, beginning of period	379,633	30,746

CASH, end of period	$257,187	$349,887

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

Note 1 - Organization and basis of presentation

Organization

China Housing & Land Development, Inc (the “Company”) is a Nevada corporation, incorporated on July 6, 2004 under the name Pacific Northwest Productions Inc. On May 6, 2006, the Company changed its name to China Housing & Land Development Inc. The Company, through its subsidiary Xian Tsining Housing Development Company Inc. (XTHDC), is engaged in acquisition, development, management, and sale of commercial and residential real estate properties located primarily in Xi'an city, the People’s Republic of China (PRC).

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

On April 21, 2006, XTHDC entered into and closed a share purchase agreement with Pacific Northwest Productions, Inc. (“Pacific”), a public shell in the United States of America incorporated in the state of Nevada. Pursuant to the purchase agreement, Pacific acquired all of the issued and outstanding capital stock of XTHDC in exchange for 16,000,000 (post-split) shares of Pacific’s common stock.

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

As a result of the merger, XTHDC’s stockholders own approximately 80% of the combined company and the directors and executive officers of XTHDC became the directors and executive officers of Pacific. Accordingly, the transaction has been accounted for as a reverse acquisition of Pacific by XTHDC resulting in a recapitalization of XTHDC. XTHDC is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its assets and liabilities are included in the balance sheet at their historical book values and the results of operations of XTHDC have been presented for the comparative prior period.

In addition, on May 5, 2006, Pacific changed its name to China Housing & Land Development, Inc. (hereafter referred to as the “Company”) and the stockholders approved a stock dividend of seven shares for each share held, which has been accounted for as an eight to one forward stock split. All shares and per share data have been restated retrospectively.

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

Note 2 - Acquisition

On March 9, 2007, the Company entered into a Shares Transfer Agreement (the Agreement) to acquire 32 million shares of Xi'an New Land Development Co., Ltd. (New Land), representing 100% equity ownership of New Land. The total purchase price for the acquisition is 270 million RMB, approximately $34 million, which is subject to change. The total purchase price includes 1) an initial cash payment of 5 million RMB, approximately $610,000, payable within 20 days after the signing of the Agreement, 2) an additional cash payment of 57 million RMB, approximately $7.2 million, payable within 30 days after the Company receives a satisfactory audit report of New Land, and 3) a promissory note of the aggregate amount of 208 million RMB, approximately $26.2 million, bearing 10% interest with a maturity date of January 30, 2009.

As of March 31, 2007, the transaction had not closed; as such, the financial data of New Land is not included in the accompanying financial statements.

Note 3 - Summary of significant accounting policies

Principles of consolidation and basis of presentation

The accompanying consolidated financial statements include the accounts of China Housing & Land Development, Inc. and its wholly owned subsidiary, XTHDC. All material inter-company accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

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

Foreign currency translation

As of March 31, 2007, the accounts of the Company are maintained in their functional currency the Chinese Yuan Renminbi (RMB). The reporting currency for the consolidated financial statements is the United States Dollars (USD). In accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations are translated at the weighted average exchange rate for the period. Cash flows are also translated at the weighted average exchange rate for the year; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income."

Revenue recognition

Real estate sales are reported in accordance with the provisions of Statement of Financial Accounting Standard No. 66, “Accounting for Sales of Real Estate”. Profit from the sales of development properties, less 5% business tax, is recognized by the full accrual method when the sale is consummated. A sale is not considered consummated until (1) the parties are bound by the terms of a contract, (2) all consideration has been exchanged, (3) any permanent financing of which the seller is responsible has been arranged, (4) all conditions precedent to closing have been performed, (5) the seller does not have substantial continuing involvement with the property, and (6) the usual risks and rewards of ownership have been transferred to the buyer. Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method of accounting. Under the deposit method, all costs are capitalized as incurred, and payments received from the buyer are recorded as a deposit liability. Real estate rental income, less 5% business tax, is recognized on the straight-line basis over the terms of the tenancy agreements.

For Company financed sales, the Company is recognizing sales based on the full accrual method provided that the buyer’s initial and continuing investment is adequate according to SFAS No. 66. The initial investment is the buyer’s down-payment less the loan amount provided by the Company. Interest on these loans is amortized over the terms of the loans.

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

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

For the three months ended March 31, 2007, interest incurred by the Company was $531,103 and capitalized interest for the same period was $323,227. For the three months ended March 31, 2006, interest incurred by the Company was $706,649 and capitalized interest for the same period was $684,866.

Concentrations

The Company sells residential and commercial units to residents and small business owners. The Company had one major customer that accounted for approximately 47% of the Company’s sales for the three months ended March 31, 2007 and accounts receivable for this customer at March 31, 2007 amounted to $1,199,408. There was no major customer that accounted for over 5% of the Company’s sales for the three months ended March 31, 2006.

The Company is dependent on third-party sub-contractors, manufacturers, and distributors for all of construction services and supply of construction materials. Construction services or products purchased from the Company’s five largest subcontractors/suppliers accounted for 16% and 41% of the Company’s purchases for the three months ended March 31, 2007 and 2006, respectively. Accounts payables to these subcontractors/suppliers amounted to $1,260,133 and $2,574,122 at March 31, 2007 and 2006, respectively.

The Company's operations are carried out in the People's Republic of China. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the People's Republic of China, by the general state of the People's Republic of China’s economy. The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. Total cash in state-owned banks at March 31, 2007 and December 31, 2006 amounted to $233,483 and $353,762, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Restricted cash

The bank grants mortgage loans to home purchasers and will credit these amounts to the Company's bank account once title passes. If the houses are not completed and the new home owners have no ownership documents to secure the loan, the bank will deduct 10% of the home owner’s loan from the Company's bank account and transfer that amount to a designated bank account classified on the balance sheet as restricted cash. Interest earned on the restricted cash is credited to the Company's normal bank account. The bank will release the restricted cash after home purchasers have obtained the ownership documents to secure the mortgage loan. Total restricted cash amounted to $1,222,618 and $1,108,271 as of March 31, 2007 and December 31, 2006, respectively.

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

Accounts receivable-trade

Accounts receivable-trade consists of balances due from customers for the sale of residential and commercial units in the PRC. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimated uncollectible amounts are based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $2,618,833 and $3,070,516 at March 31, 2007 and December 31, 2006, respectively.

Notes receivable

The Company finances sales to certain new home owners. Financing agreements are signed and the loans are due in 1 to 3 years. The loans are non-interest bearing, therefore the Company has calculated imputed interest and discounted the carrying amount of notes receivable. Notes receivable are presented net of unamortized interest and allowance for doubtful accounts.

	March 31, 2007	December 31, 2006
	(Unaudited)
Notes receivable	$2,290,142	$2,290,378
Less: unamortized interest	(32,139)	(34,710)
Less: allowance for doubtful accounts	(129,699)	(128,397)
Notes receivable, net	$2,128,304	$2,127,271

Other receivables

Other receivables consist of various cash advances to unrelated companies and individuals which the management of the Company have business relationships. These amounts are not related to operations of the Company, are unsecured, non-interest bearing and generally are short term in nature. The balances of other receivables were $1,291,299 and $1,282,831 as of March 31, 2007 and December 31, 2006, respectively. Other receivables are reviewed annually as to whether their carrying value has become impaired. The Company has established an allowance for doubtful accounts of $304,981 and $301,920 as of March 31, 2007 and December 31, 2006, respectively

Advances to suppliers

Advances to suppliers consist of amounts paid in advance to contractors and vendors for services and materials that have not been performed or received and generally relate to the development and construction of residential units in the PRC. Advances amounted to $5,247,003 and $493,570 as of March 31, 2007 and December 31, 2006, respectively.

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

Real estate inventory (Inventory or Inventories)

Real estate inventories represent real estate held for development or sale and consist of residential and commercial units under construction and units completed. Inventories are stated at the lower of cost or net realizable value. If the inventory is determined to be impaired, it will be written down to its fair market value. Inventory costs include land use right, land development and home construction costs, engineering costs, insurance costs, wages, real estate taxes, and interest related to development and construction. All costs are accumulated by specific projects and allocated to residential and commercial units within the respective projects. The Company leases the land for the residential unit sites under land use rights with various terms from the government of the PRC. The Company evaluates the carrying value for impairment based on the undiscounted future cash flows of the assets. Write-downs of inventory deemed to be impaired would be recorded as adjustments to the cost basis. No Impairment loss was incurred or recorded for the three months ended March 31, 2007 and 2006.

No depreciation is provided for construction in progress. Construction overhead and selling expenses are expensed as incurred.

Property and equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the three months ended March 31, 2007 and 2006 amounted to $169,861 and $31,554, respectively. Estimated useful lives of the assets are as follows:

Estimated Useful Life
Buildings	30 years
Vehicles	6 years
Electronic equipment	5 years
Office furniture	5 years

Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Major additions and betterment to property and equipment are capitalized.

Long-lived assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes there were no impairment of its long-lived assets as of March 31, 2007.

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

Fair value of financial instruments

Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable, accrued liabilities and other payables to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. Management believes the interest rate on notes reflect rates currently available. Thus, the carrying value of loans payable approximates fair value.

Advances from customers

Advances from customers represent prepayments by customers for home purchases. The Company records these prepayments as advances from customers when the payments are received. Advances from customers amounted to $2,015,250 and $2,902,426 at March 31, 2007 and December 31, 2006, respectively.

Accounts payable

Accounts payable consists of balances due to subcontractors and suppliers. Accounts payable amounted to $5,550,820 and $5,324,815 at March 31, 2007 and December 31, 2006, respectively.

Other payables

Other payables consist of various cash advances from unrelated companies and individuals which management of the Company have business relationships. These amounts are not related to operations of the Company, are unsecured, non-interest bearing and generally are short term in nature. Other payables amounted to $1,857,590 and $2,572,838 as of March 31, 2007 and December 31, 2006, repectively.

Advertising costs

Advertising and sales promotion costs are expensed as incurred. Advertising expense totaled $62,891 and $163,033 for the three months ended March 31, 2007 and 2006 respectively.

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

Warranty costs

Generally, the Company provides all of its customers with a limited (half a year to 5 years) warranty period for defective workmanship.

The Company accrues estimated warranty costs into the cost of its homes as a liability after each project is closed based on the Company's historical experience, which normally is less than 0.2% of total cost of the project. Any excess amounts are expensed in the period when they occur. Many of the items relating to workmanship are completed by the existing labor force utilized to construct other new houses and are therefore already factored into the labor and overhead costs of another project. Any significant material defects are generally under warranty with the Company's suppliers. Currently, the Company retains 5% of the total construction contract from the construction contractors for a period of one year after the completion of the construction. Such retention amounts will be used to pay for any repair expense incurred due to defects in the construction. The Company has not historically incurred any significant litigation requiring additional specific reserves for its product offerings. As of March 31, 2007 and December 31,2006, the Company has accrued $68,682 as warranty costs.

Income taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At March 31, 2007 and 2006, there was no significant book to tax differences.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

Local PRC income tax

The Company is governed by the Income Tax Law of the PRC concerning Chinese registered limited liability companies. Under the Income Tax Laws of the PRC, Chinese enterprises are generally subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region for which more favorable effective tax rates are applicable. The provision for income taxes at March 31 consisted of the following:

	2007	2006
	(Unaudited)	(Unaudited)
Provision for China income and local tax	$413,663	$1,553,878
Deferred taxes	-	-
Total provision for income taxes	$413,663	$1,553,878

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate at March 31,

	2007	2006
U.S. statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	33.0	33.0
Totals	33.0%	33.0%

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law will replace the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs. The two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs will be eliminated. The Company is currently evaluating the effect of the new EIT law will have on its financial position.

Sales and additional taxes

In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (EITF No. 06-3). EITF No. 06-3 permits that such taxes may be presented on either a gross basis or a net basis as long as that presentation is used consistently. The adoption of EITF No. 06-3 on January 1, 2007 did not impact our consolidated financial statements. We present the taxes within the scope of EITF No. 06-3 on a net basis.

All sales recognized are subject to sales and additional taxes of 5.61% and are payable to local government. This amount is included in cost of properties sold. Sales and additional taxes incurred for the three months ended March 31, 2007 and 2006 were $451,357 and $952,480, respectively.

Basic and diluted earning per share

Earning per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net earning per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net earning per share is based upon the weighted average number of common shares outstanding. Diluted net earning per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method.

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

At March 31, 2007, the Company had 309,612 outstanding warrants. The average stock price for the three months ended March 31, 2007 was less than the exercise price of the warrants; therefore, the warrants are not factored into the diluted earning per share calculation as they are anti-dilutive.

Stock-based compensation

The Company records stock-based compensation pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payments," ("FAS123R"), which established standards for the accounting for transactions in which an entity exchange its equity instruments for goods or services. This statement requires companies to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period of services rendered.

Comprehensive income

Comprehensive income consists of net income and foreign currency translation gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net income. Gain on foreign exchange translation totaled $253,357 and $98,750 for the three months ended March 31, 2007 and 2006, respectively.

Statement of cash flows

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Recent pronouncements

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on its financial statements.

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

In February 2007, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 159, The Fair Value Option for Financial Assets and Financials Liabilities — Including an Amendment of FASB Statement No. 115. This standard permits measurement of certain financial assets and financial liabilities at fair value. If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date. Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 requires prospective application and also establishes certain additional presentation and disclosure requirements. The standard is effective as of the beginning of the fiscal year that begins after November 15, 2007. The Company is currently evaluating the provisions of SFAS No. 159 to determine the potential impact, if any, the adoption will have on the Company’s financial statements.

Note 4 - Supplemental disclosure of cash flow information

Income taxes paid amounted to $0 and $0 for the three months ended March 31, 2007 and 2006, respectively. Interest paid for the three months ended March 31, 2007 and 2006 amounted to $531,103 and $706,649, respectively.

Noncash financing transactions included 60,000 shares of common stock issued to an investor relations company in consideration of a one year consulting service valued at $131,400.

Note 5 - Real estate inventories

The following summarizes the components of real estate inventories as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
	(Unaudited)
Finished projects	$31,788,383	$37,247,436
Construction in progress	10,549,075	9,730,650
Total real estate held for development or sale	$42,337,458	$46,978,086

Note 6 - Receivables, deferred charges and other assets

Receivables, deferred charges and other assets consist of the following as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
	(Unaudited)
Other receivable	$1,291,299	$1,282,831
Allowance for doubtful Accounts	(304,981)	(301,920)
Prepaid expenses	154,389	5,128
Receivables, deferred charges and other assets	$1,140,707	$986,039

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

Note 7 - Property and equipment, net

Property and equipment consist of the following as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
	(Unaudited)
Buildings and improvements	$18,440,651	$18,255,045
Machinery and equipment	119,693	117,081
Transportation equipment	50,171	55,598
Furniture and fixture	96,469	95,519
Totals	18,706,984	18,523,243
Accumulated depreciation	(997,990)	(821,347)
Property and equipment, net	$17,708,994	$17,701,896

Note 8 - Accounts receivable

Accounts receivable consist of the following as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
	(Unaudited)
Accounts receivable	$2,698,253	$3,149,634
Allowance for doubtful accounts	(79,920)	(79,118)
Accounts receivable, net	$2,618,333	$3,070,516

Note 9 - Loans from employees

The Company has borrowed monies from certain employees to fund the Company’s construction projects. The loans bear interest ranging from 7% to 12% and the principal matures within one to three years. Loans from employees amounted to $1,441,142 and $1,037,842 as of March 31, 2007 and December 31, 2006, respectively.

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

Note 10 - Loans payable

Loans payable represent amounts due to various banks and are due on demand or normally within one year. These loans generally can be renewed with the banks when expired. Loans payable consisted of the following as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
	(Unaudited)
Commercial Bank Weilai Branch due August 7, 2007, annual interest rate is at 9.945%, secured by the Company's Xin Xin Gangwan, Xin Xin Tower and Ming Yuan Projects	$5,180,000	$5,128,000

Shannxi International Trust Investment Co., due on demand, annual interest is at 10.80%,secured by 14 units of the Company's Xin Xin In House and Harbor projects	2,201,502	2,564,000

Shannxi International Trust Investment Co., due September 20, 2007, annual interest is at 10.80%, secured by six commercial units of the Company's Jun Jin Yuan project	508,935	503,826

Merchant bank Xi'an high and new technology development zone branch, due June 27, 2007annual interest is at 19.20%, secured by the Company's Jun Jin Yuan project	407,925	403,830

Construction Bank Zhuque Road Branch,due May 6, 2007, annual interest is at 6.21%,secured by the Company's Jun Jin Yuan project	3,501,684	4,107,528

Construction Bank Zhuque Road Branch,due July 6, 2007, annual interest is at 6.91%,secured by the Company's Jun Jin Yuan project	2,680,653	2,564,000

Commercial Bank Weilai Branch,due December 31, 2007, annual interest is at 9.79%, secured by the Company's 24G project	6,345,506	6,410,000

Various loans on demand,to unrelated parties, at various interest rate	1,800,124	1,525,668

Total	$22,626,329	$23,206,852

All loans were borrowed for construction projects. Interest paid was capitalized during the periods of construction and allocated to various construction projects. When the projects are completed, interest incurred from these loans is expensed.

Note 11 - Shareholders’ equity

Common stock

On June 28, 2006, the Company entered into securities purchase agreements with accredited investors and completed the sale of $1,075,000 of the Company’s common stock and common stock purchase warrants. The securities sold were an aggregate of 330,769 shares of common stock and 99,231 warrants. Each warrant is exercisable for a period of three years at an exercise price of $3.60 per share. Pursuant to the terms of the warrant, each investor has contractually agreed to restrict its ability to exercise the warrants to an amount which would not exceed the difference between the number of shares of common stock beneficially owned by the holder or issuable upon exercise of the warrant held by such holder and 9.9% of the outstanding shares of common stock of the Company. New York Global Securities, Inc. acted as the placement agent of the transaction. See note 15 for the effect of anti-dilution provisions which was triggered as a result of the May 7, 2007 equity offering.

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

In connection with the offering, the Company paid a placement fee of 10% of the proceeds in cash, together with other expenses in the amount of 3% of the proceeds, in cash. In addition, the placement agent was issued warrants to purchase 66,154 shares of common stock on the same terms and conditions as the investors.

On July 7, 2006, the Company entered into securities purchase agreements with accredited investors and completed the sale of $124,975 of the Company’s common stock and common stock purchase warrants. The securities sold were an aggregate of 38,454 shares of common stock and 11,536 warrants. Each warrant is exercisable for a period of three years at an exercise price of $3.60 per share. Pursuant to the terms of the warrant, each investor has contractually agreed to restrict its ability to exercise the warrants to an amount which would not exceed the difference between the number of shares of common stock beneficially owned by the holder or issuable upon exercise of the warrant held by such holder and 9.9% of the outstanding shares of common stock of the Company. New York Global Securities, Inc. acted as the placement agent of the transaction. See note 15 for the effect of anti-dilution provisions which was triggered as a result of the May 7, 2007 equity offering.

In connection with the offering, the Company paid a placement fee of 10% of the proceeds in cash, together with other expenses in the amount of 3% of the proceeds, in cash. In addition, the placement agent was issued warrants to purchases 7,691 shares of common stock on the same terms and conditions as the investors.

On August 21, 2006, the Company entered into securities purchase agreements with accredited investors and completed the sale of $812,500 of the Company’s common stock and common stock purchase warrants. The securities sold were an aggregate of 250,000 shares of common stock and 75,000 warrants. Each warrant is exercisable for a period of three years at an exercise price of $3.60 per share. Pursuant to the terms of the warrant, each investor has contractually agreed to restrict its ability to exercise the warrants to an amount which would not exceed the difference between the number of shares of common stock beneficially owned by the holder or issuable upon exercise of the warrant held by such holder and 9.9% of the outstanding shares of common stock of the Company. New York Global Securities, Inc. acted as the placement agent of the transaction. See note 15 for the effect of anti-dilution provisions which was triggered as a result of the May 7, 2007 equity offering.

The Company has filed the registration statement registering the resale of shares of the Company's Common Stock and those issuable upon exercise of the Warrants on August 21, 2006 and the registration statement was effective on September 14, 2006.

In connection with the offering, the Company paid a placement fee of 10% of the proceeds in cash, together with non-accountable expenses in the amount of 3% of the proceeds, in cash. In addition, the placement agent was issued warrants to purchase 50,000 shares of common stock on the same terms and conditions as the investors.

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

On January 15, 2007, the Company issued 60,000 shares of common stock to an investor relations company in consideration for one year of consulting service through December 31, 2007. The 60,000 shares of common stock have been recorded at $2.19 per share or $131,400 based on the trading price of the shares at January 12, 2007.

Warrants

Following is a summary of the warrant activity:

	Warrants outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2006	-	$-	$-
Granted	309,612	3.60	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, March 31, 2007	309,612	$3.60	$-

Following is a summary of the status of warrants outstanding at March 31, 2007:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Price	Number

$3.60	309,612	2.31	$3.60	309,612

Statutory reserves

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprises’ income, after the payment of the PRC income taxes, shall be allocated to the statutory surplus reserves, the proportion of allocation for reserve funds is no less than 10 percent of the profit after tax until the accumulated amount of allocation for statutory surplus reserve funds reaches 50 percent of the registered capital. Statutory reserves represent restricted retained earnings.

Statutory surplus reserves are to be utilized to offset prior years’ losses, or to increase its share capital. When the statutory surplus reserve fund of a limited liability company converts its surplus reserves to capital in accordance with a shareholders’ resolution, the company will either distribute new shares in proportion to the number of shares held by the each shareholder, or increase the par value of each share. Except for the reduction of losses incurred, any other usage should not result in this reserve balance falling below 25% of the registered capital.

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

Pursuant to the board of directors’ resolution, the Company transferred 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

The transfer to this reserve must be made before distributions of any dividends to shareholders. For the three months ended March 31, 2007 and 2006, the Company appropriated $83,986 and $321,840, respectively to this surplus reserve.

Note 12 - Employee welfare plan

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The Company established a retirement pension insurance, unemployment insurance, health insurance and house accumulation fund for the employees during the term they are employed. The amount contributed to the fund is based on a certain % on the base salaries set forth by the provincial and city government. For the months ended March 31, 2007 and 2006, the Company made contributions in the amount of $6,218. and $17,079, respectively.

Note 13 - Earnings per share

Earnings per share for three months ended March 31, 2007 and 2006 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. There were no common stock equivalents that were dilutive during the three months ended March 31, 2007 and 2006; accordingly, basic and diluted earning per share were the same for all periods presented.

Note 14 - Commitments and contingencies

The Company leases part of its office space under long-term, non-cancelable operating lease agreements. The leases expire on 12/31/2008.

The following is a schedule of future minimum rental payments required under the operating lease agreements:

Year ending	Office
March 31	Lease
2007	$67,585
2008	67,585
135,170

Rental expense for the three months ended March 31, 2007 and 2006 amounted to $16,896 and $18,988, respectively.

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

Note 15 - Subsequent events

On May 7, 2007, China Housing & Land Development Inc. (the "Company"), entered into securities purchase agreements with accredited investors, and on May 9, 2007 (the “Closing Date”), the Company completed the sale of $25,006,978 of common stock of the Company ("Common Stock") and common stock purchase warrants (the "Warrants"). The securities sold were an aggregate of 9,261,847 shares of Common Stock and 2,778,554 Warrants. Each Warrant is exercisable for a period of five (5) years at an exercise price of $4.50 per share. Cantor Fitzgerald & Co. acted as the placement agent of the transaction. All of these securities were sold pursuant to the exemption provided by Section 4(2) under the Securities Act for a transaction not involving a public offering, and Regulation D promulgated thereunder. After completion of the May 7, 2007 agreement, and according to Section 4.8, Anti-Dilute of the Share Purchase Agreements dated June 28, 2006, July 7, 2006 and August 21, 2006, the Company is required to issue and register 126,138 shares common stock and 27,418 warrants; additionally, the Company is required to reduce the exercise price of the warrant from $3.60 to $3.31.

ITEM 2. Management's Discussion and Analysis

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-QSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-QSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

•	Our ability to raise capital when needed and on acceptable terms and conditions;

•	The intensity of competition; and

•	General economic conditions.

All written and oral forward-looking statements made in connection with this Form 10-QSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Three Months Ended March 31, 2007 as Compared To Three Months Ended March 31, 2006

Revenue

We generated revenues of $8,196,197 for the three months ended March 31, 2007, a decrease of $8,800,626 or 52% compared to $16,996,823 for the three months ended March 31, 2006. The reason for decrease is that on January 2006, 7 buildings covered 706,792 sq.ft in Junjing Yuan I were completed, and all pre-sale of these area before the completion were recognized into revenue in the first quarter of 2006, which were $14.6 million. These recognized pre sales were contributed the most part of the revenues for the first quarter of 2006.

Revenue Contribution by Project:
(All numbers in USD millions)

	March 31, 2007	December 31, 2006
Tsining-24G	$7.1
Tsining Junjing Yuan	$0.5	$16.7
Tsining GangWan		$0.1
Other	$0.5	$0.2
Total	$8.2	$17.0

For the three-month period ended March 31, 2007, we had revenues of $541,817 for Tsining JunJing I, $7,128,387 for Tsining-24G, and $525,993 for other projects. During the three month period ended March 31, 2007, we sold $3,775,070 of residential and commercial units of Tsining 24G to one customer, Hang Zhou Ye Feng Company, which was the largest customer in the first quarter of 2007. The revenue from Hang Zhou Ye Feng Company represents almost 46% of total revenues for the three months ended March 31, 2007.

Costs and Expenses

Our costs and expenses for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 were in line with the decreased revenue from the sale of properties.

The cost of properties sold for the three months ended March 31, 2007 was $6,251,458, a decrease of $5,255,648 or 46% compared to $11,507,106 for the three months ended March 31, 2006. This is in line with the 52% decrease in revenues generated by the Company from the sale of properties during the same two periods.

Other expenses for the three months ended March 31, 2007 was $32,619, a decrease of $39,795 or 55% compared to $72,414 for the three months ended March 31, 2006.

Our selling, general and administrative expenses for the three months ended March 31, 2007 was $498,097, a decrease of $125,143 or 20% compared to $623,240 for the three months ended March 31, 2006. Selling, general and administrative expenses reflects our overhead expenses such as office rent, management and staff salaries, general insurance, accounting and legal expenses. We staff our sales department at fixed levels. As one project approaches the end of the sales cycle, the sales staff is shifted to the next project.

Interest Expense

We incurred interest expense for the three months ended March 31, 2007 of $207,876, an increase of $186,093 or 854% compared to $21,783 for the three months ended March 31, 2006. Capitalized interest for the three months ended March 31, 2007 was $323,227 compared to $684,866 for the three months ended March 31, 2006 . Interest expense increased in the first quarter of 2007 compared to 2006 since most projects are completed in 2007 and interest incurred was expensed rather than capitalized.

Operating Income before Income Tax

We had operating income before income tax of $1,206,165 for the three months ended March 31, 2007; a decrease of $3,566,115, compared to $4,772,280 for the three months ended March 31, 2006.

We had one major customer, Hang Zhou Ye Feng Company, which accounted for almost 46% of total revenues for the three months ended March 31, 2007, which we sold the properties to Hang Zhou Ye Feng Company at a discount sales price. And, for the three months ended March 31, 2007, we sold some parking lots, which the profit margin is lower than residential and commercial properties.

Net Income

Our net income for the three months ended March 31, 2007 was $792,502, a decrease of $2,425,900 compared to $3,218,402 for the three months ended March 31, 2006, which is a direct result of the decrease of revenues earned from the sale of properties.

Liquidity and Capital Resources

Our principal demands for liquidity are for development of new properties and future property acquisitions and general corporate purposes. As of March 31, 2007, we had total mortgage indebtedness of $22,626,329 with a weighted average interest rate of 0.725% per month, payable quarterly. Future scheduled maturities of mortgages payable are as follows: May 6, 2007-- $3,501,684; June 27, 2007 -- $407,925; July 6, 2007 -- $2,680,653; August 7, 2007 -- $5,180,000; September 20, 2007 -- $508,935; December 31, 2007 -- $6,345,506. The mortgage debt is secured by assets of the Company.

As of March 31, 2007, we had $257,187 of cash and cash equivalents on hand, a decrease of $122,446 compared to $379,633 of cash and cash equivalents on hand as of March 31, 2006.

As of March 31, 2007 accounts payable was $5,550,820 and other payables was $1,857,590. We increased properties under construction by $818,425. Receivables, deferred charges and other assets increased $154,668. Advances to suppliers increased by $4,753,433 during the three months ended March 31, 2007, most of it was the advance payment on Land related expenses for the JunJing II project. Accounts payable increased $226,005, other payables decreased $715,248, and accrued expenses decreased $257,413, while advance from customers decreased $887,176.

Our operating activities provided cash of $508,609 during the three months ended March 31, 2007. We used cash of $213,447 in investing activities during the three months ended March 31, 2007 primarily $108,838 for the Notes receivable funded. During the three months ended March 31, 2007. Cash used in financing activities was $421,473, the result of $1,457,813 payments on loans and $645,050 of loan proceeds made during the three months ended March 31, 2007 and $391,290 of loan from employees.

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

As part of our funding plan, on March 9, 2007, we entered into a Shares Transfer Agreement with the shareholders of Xi'an New Land Development Co., Ltd. ("New Land"), pursuant to which we have acquired 32,000,000 shares of New Land, constituting 100% equity ownership of New Land. Xi’an New Land Development Co., LTD (“New Land”) is now in cooperation with BaQiao District Government of Xi’an City in developing BaQiao Science & Technology Industrial Park, a provincial development zone in Shaan’xi Province. Now, this acquisition is in process, in the future, China Housing will take the first steps in the primary land market, and also have the right to develop and sell 487 acres of property which has been targeted for new residential developments.

The majority of the Company's revenues and expenses were denominated primarily in Renminbi ("RMB"), the currency of the People's Republic of China. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. The Company does not engage in currency hedging. Inflation has not had a material impact on the Company's business.

Subsequent Events

On May 7, 2007, we entered into securities purchase agreements with accredited investors, and on May 9, 2007, we completed the sale of $25,006,978 of common stock of the Company and common stock purchase warrants. The securities sold were an aggregate of 9,261,847 shares of common stock and 2,778,554 warrants. Each warrant is exercisable for a period of five (5) years at an exercise price of $4.50 per share. Cantor Fitzgerald & Co. acted as the placement agent of the transaction. All of these securities were sold pursuant to the exemption provided by Section 4(2) under the Securities Act for a transaction not involving a public offering, and Regulation D promulgated thereunder. After completion of the May 7, 2007 agreement, and according to Section 4.8, Anti-Dilute of the Share Purchase Agreements dated June 28, 2006, July 7, 2006 and August 21, 2006, the Company is required to issue and register 126,138 shares common stock and 27,418 warrants; additionally, the Company is required to reduce the exercise price of the warrant from $3.60 to $3.31.

Item 3. Controls and Procedures

The Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal control over financial reporting (as defined in Rule 13a-15(e) under the Exchange Act) that occurred during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

(a) Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(Chief Financial Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Housing & Land Development, Inc.

May 14, 2007	By:	/s/ LU PINGJI
Lu Pingji Chief Executive Officer (Principal Executive Officer)

May 14, 2007	By:	/s/ WAN YULONG
Wan Yulong Chief Financial Officer (Principal Financial and Accounting Officer)