Form 10QSB
period 2007-06-30
China Housing & Land Development, Inc.
filed 2007-08-14
CIK 1303330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 2007 -30,096,585 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CHINA HOUSING & LAND DEVELOPMENT, INC.
Index

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2007 (unaudited) and December 31, 2006	2

	Consolidated Statements of Income and Other Comprehensive Income for the three and six months periods ended June 30, 2007 and 2006 (unaudited)	3

	Consolidated Statements of Cash Flows for the six month periods ended June 30, 2007 and 2006 (unaudited)	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis or Plan of Operations	23

Item 3.	Controls and Procedures	29

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

SIGNATURES		31

EX-31.1 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-31.2 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-32.1 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

EX-32.2 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

PART I. FINANCIAL INFORMATION

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash	$7,835,924	$379,633
Cash - restricted	1,240,994	1,108,271
Accounts receivable, net of allowance for doubtful
accounts of $81,184 and 79,118, respectively	2,233,857	3,070,516
Notes receivable, net	1,042,244	2,127,271
Real estate
Finished projects	32,681,491	37,247,436
Construction in progress	23,798,062	9,730,650
Total real estate held for development or sale	56,479,553	46,978,086

Property and equipment, net	5,605,277	17,701,896
Assets held for sale	12,384,197	-
Advance to suppliers	890,969	493,570
Receivables, deferred charges and other assets	2,093,527	986,039
Exclusive development rights	2,266,610	-
Goodwill	29,490,569	-
Total assets	$121,563,721	$72,845,282

LIABILITIES
Accounts payable	$9,527,514	$5,324,815
Advances from customers	1,652,738	2,902,426
Accrued expenses	283,766	1,738,584
Payable to original shareholders	27,374,821	5,462,798
Income and other taxes payable	13,145,643	11,386,169
Other payables	3,391,172	2,572,838
Loans from employees	2,530,770	1,037,842
Loans payable	12,220,295	23,206,852
Warrants liability	2,220,465	-
Total liabilities	72,347,184	53,632,324

SHAREHOLDERS' EQUITY
Common stock: $.001 par value, authorized 100,000,000 shares	30,067	20,619
issued and outstanding 30,067,208 and 20,619,223, respectively
Additional paid in capital	28,141,431	7,192,600
Statutory reserves	2,472,458	2,150,138
Retained earnings	16,715,243	14,414,181
Capital contribution receivable	-	(5,462,798)
Accumulated other comprehensive income	1,857,338	898,218

Total shareholders' equity	49,216,537	19,212,958

Total liabilities and shareholders' equity	$121,563,721	$72,845,282

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE
Sale of properties	$11,135,812	$18,290,210	$19,181,388	$36,239,053
Other income	882,778	81,606	1,033,399	155,841
Total revenue	12,018,590	18,371,816	20,214,787	36,394,894

COSTS AND EXPENSES
Cost of properties sold	8,315,189	10,815,816	14,566,647	22,343,292
Selling, general and administrative expenses	622,867	1,818,925	1,120,946	3,449,441
Other expense	3,060	128,326	35,679	246,806
Interest expense	307,651	27,415	515,527	58,928
Loss-change in fair value of warrants	11,204	-	11,204	-
Total costs and expense	9,259,971	12,790,482	16,250,003	26,098,467

INCOME BEFORE PROVISION FOR INCOME TAXES	2,758,619	5,581,334	3,964,784	10,296,427

PROVISION FOR INCOME TAXES	927,739	1,841,192	1,341,402	3,397,821

NET INCOME	1,830,880	3,740,142	2,623,382	6,898,606

GAIN (LOSS) ON FOREIGN EXCHANGE	678,248	-	959,113	(168,521)

OTHER COMPREHENSIVE INCOME	$2,509,128	$3,740,142	$3,582,495	$6,730,085

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	26,312,014	19,084,193	23,453,110	17,550,616

DILUTED	26,386,036	19,090,808	23,527,132	17,557,231

EARNINGS PER SHARE
BASIC	$0.07	$0.20	$0.11	$0.39

DILUTED	$0.07	$0.20	$0.11	$0.39

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,623,382	$6,898,606
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	176,107	113,326
Exchange loss (gains)	133,465	(336,151)
Gain on disposal of fixed assets and inventory	(702,314)	-
Amortization of stock issued for investor relations fees	66,370	-
Loss-change in fair value of warrants	11,204	-
(Increase) decrease in assets:
Accounts receivable	944,207	-
Real estate	525,434	(8,036,107)
Advance to suppliers	(222,916)	8,828,114
Other receivable and deferred charges	(1,234,706)	(937,652)
Increase (decrease) in liabilities:
Accounts payable	1,617,561	8,851,752
Advances from customers	(1,306,372)	(26,259,743)
Accrued expense	(1,536,651)	5,217,918
Other payable	1,913,614	710,305
Income and other taxes payable	1,446,096	-
Net cash provided by (used in) operating activities	4,454,481	(4,949,632)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(102,776)	-
Purchase of buildings, equipment and automobiles	256,904	(340,885)
Notes receivable collected	1,095,005	-
Purchase of intangible assets	-	(2,660)
Cash from acquisition	50,701	-
Net cash provided by (used in) investing activities	1,299,834	(343,545)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds	-	6,225,000
Payments on loans	(11,426,243)	(537,840)
Loans from employees	1,446,255	-
Proceeds from issuance of common stock and warrants	23,036,138	935,250
Payments to original shareholder	(11,409,312)	-
Net cash provided by financing activities	1,646,838	6,622,410

INCREASE IN CASH	7,401,153	1,329,233

EFFECTS ON FOREIGN CURRENCY EXCHANGE	55,138	2,168

CASH, beginning of period	379,633	30,746

CASH, end of period	$7,835,924	$1,362,147

Note 1 - Organization and basis of presentation

Organization

China Housing & Land Development, Inc. (the “Company”) is a Nevada corporation, incorporated on July 6, 2004 under the name Pacific Northwest Productions Inc. On May 6, 2006, the Company changed its name to China Housing & Land Development Inc. The Company, through its subsidiary Xian Tsining Housing Development Company Inc. (XTHDC), is engaged in acquisition, development, management, and sale of commercial and residential real estate properties located primarily in Xi'an city, the People’s Republic of China (PRC).

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

In 2007, the Company acquired 100% equity of Xi’an New Land Development Co., Ltd. See note 2 for details of acquisition.

Xi’an New Land Development Co., LTD (“New Land”) was originally incorporated in September, 2003 in Xi’an city in Shaanxi province, China. In 2006, New Land entered into an agreement with BaQiao District Government of Xi’an City to develop BaQiao Science & Technology Industrial Park, a provincial development zone in Shaan’xi Province to cooperate with New Land to develop and purchase approximately 487 acres in BaQiao Park. The agreement covers period from July 2006 to June 2011. New Land is responsible for the installation and maintenance of all basic infrastructures, including water, electricity, gas supply, telecommunication and sewer systems. In return, New Land will be given the exclusive rights to obtain 487 acres land use right.

Note 2 - Acquisition

On March 9, 2007, the Company entered into a Shares Transfer Agreement (the Agreement) to acquire 32 million shares of Xi'an New Land Development Co., Ltd. (New Land), representing 100% equity ownership of New Land. The acquisition was effective on May 31, 2007. The total purchase price for the acquisition is RMB 270 million, approximately $35 million. The total purchase price includes 1) an initial cash payment of RMB 5 million, approximately $610,000, payable within 20 days after the signing of the Agreement, 2) an additional cash payment of RMB 57 million, approximately $7.2 million, and 3) a promissory note of the aggregate amount of RMB 208 million, approximately $26.2 million, bearing 10% interest with a maturity of January 30, 2009. As of June 30, 2007, the total payable to original shareholders amounted to $27,374,821.

The fair value of New Land was RMB 28.5 million, approximately $3.7 million as of May 31, 2007 except for the Company’s exclusive development right for BaQiao Project. Based on an independent appraisal report, the Company’s exclusive development right is valued at RMB 17.2 million, approximately $2.26 million. Pursuant to SFAS 141, Business Combination, the excess of purchase price over total fair value acquired is recorded as goodwill. Subsequently, the Company recorded $29.5M of goodwill after the acquisition.

		Acquired (Assumed)
Item	Book Value	by the Company
Current assets	$297,131	$297,131
Inventory	8,824,887	8,824,887
Property, plant, and equipment	103,212	103,212
Exclusive rights	-	2,266,610
Goodwill	-	29,490,569
Total assets	9,225,230	40,982,409

Current liability	5,477,408	5,477,408
Total liabilities	5,477,408	5,477,408

Net assets	$3,747,822	$35,505,001

The financial data of New Land from June 1 to June 30, 2007 is included in the Company’s consolidated financial statements.

Pro Forma

The following unaudited pro forma condensed income statement for the six months ended June 30, 2007 was prepared under Generally Accepted Accounting Principles and as if the acquisition of New Land had occurred on January 1, 2006. The pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the dates indicated or which may be obtained in the future.

	For the six months ended	For the year ended
	June 30, 2007	December 31, 2006
Total revenue	$20,214,787	$32,785,718
Cost of Goods Sold	14,566,647	21,236,598
Gross Profit	5,648,140	11,549,120
Operating Expenses	1,625,563	4,576,201
Income Tax	1,341,402	2,333,444
Net Income	$2,681,175	$4,639,475

Note 3 - Summary of significant accounting policies

Principles of consolidation and basis of presentation

The accompanying consolidated financial statements include the accounts of China Housing & Land Development, Inc. and its wholly owned subsidiaries, XTHDC and New Land. All material inter-company accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

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

Foreign currency translation

As of June 30, 2007, the accounts of the Company are maintained in their functional currency the Chinese Yuan Renminbi (RMB). The reporting currency for the consolidated financial statements is the United States Dollars (USD). In accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations are translated at the weighted average exchange rate for the period. Cash flows are also translated at the weighted average exchange rate for the year; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

For the six months ended June 30, 2007, interest incurred by the Company was $1,511,195 and capitalized interest for the same period was $995,668. For the six months ended June 30, 2006, interest incurred by the Company was $1,059,604 and capitalized interest for the same period was $1,000,676.

Concentrations

The Company sells residential and commercial units to residents and small business owners. The Company had one major customer that accounted for approximately 47% of the Company’s sales for the six months ended June 30, 2007 and accounts receivable for this customer at June 30, 2007 amounted to $1,752,262. There was no major customer that accounted for over 5% of the Company’s sales for the six months ended June 30, 2006.

The Company is dependent on third-party sub-contractors, manufacturers, and distributors for all of construction services and supply of construction materials. Construction services or products purchased from the Company’s five largest subcontractors/suppliers accounted for 54% and 41% of the Company’s purchases for the six months ended June 30, 2007 and 2006, respectively. Accounts payables to these subcontractors/suppliers amounted to $3,623,038 and $2,574,122 at June 30, 2007 and 2006, respectively.

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

Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. Total cash in state-owned banks at June 30, 2007 and December 31, 2006 amounted to $7,710,211 and $353,762, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Restricted cash

The bank grants mortgage loans to home purchasers and will credit these amounts to the Company's bank account once title passes. If the houses are not completed and the new home owners have no ownership documents to secure the loan, the bank will deduct 10% of the home owner’s loan from the Company's bank account and transfer that amount to a designated bank account classified on the balance sheet as restricted cash. Interest earned on the restricted cash is credited to the Company's normal bank account. The bank will release the restricted cash after home purchasers have obtained the ownership documents to secure the mortgage loan. Total restricted cash amounted to $1,240,994 and $1,108,271 as of June 30, 2007 and December 31, 2006, respectively.

Accounts receivable-trade

Accounts receivable-trade consists of balances due from customers for the sale of residential and commercial units in the PRC. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimated uncollectible amounts are based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $2,233,857 and $3,070,516 at June 30, 2007 and December 31, 2006, respectively.

Notes receivable

The Company finances sales to certain new home owners. Financing agreements are signed and the loans are due in 1 to 3 years. The loans are non-interest bearing, therefore the Company has calculated imputed interest and discounted the carrying amount of notes receivable. Notes receivable are presented net of unamortized interest and allowance for doubtful accounts.

	June 30, 2007	December 31, 2006
	(Unaudited)
Notes receivable	$1,203,615	$2,290,378
Less: unamortized interest	(29,669)	(34,710)
Less: allowance for doubtful accounts	(131,702)	(128,397)
Notes receivable, net	$1,042,244	$2,127,271

Other receivables

Other receivables consist of various cash advances to unrelated companies and individuals which the management of the Company have business relationships. These amounts are not related to operations of the Company, are unsecured, non-interest bearing and generally are short term in nature. The balances of other receivables were $2,243,177 and $1,282,831 as of June 30, 2007 and December 31, 2006, respectively. Other receivables are reviewed annually as to whether their carrying value has become impaired. The Company has established an allowance for doubtful accounts of $304,981 and $309,692 as of June 30, 2007 and December 31, 2006, respectively

Advances to suppliers

Advances to suppliers consist of amounts paid in advance to contractors and vendors for services and materials that have not been performed or received and generally relate to the development and construction of residential units in the PRC. Advances amounted to $890,969 and $493,570 as of June 30, 2007 and December 31, 2006, respectively.

Real estate inventory (Inventory or Inventories)

Real estate inventories represent real estate held for development or sale and consist of residential and commercial units under construction and units completed. Inventories are stated at the lower of cost or net realizable value. If the inventory is determined to be impaired, it will be written down to its fair market value. Inventory costs include land use right, land development and home construction costs, engineering costs, insurance costs, wages, real estate taxes, and interest related to development and construction. All costs are accumulated by specific projects and allocated to residential and commercial units within the respective projects. The Company leases the land for the residential unit sites under land use rights with various terms from the government of the PRC. The Company evaluates the carrying value for impairment based on the undiscounted future cash flows of the assets. Write-downs of inventory deemed to be impaired would be recorded as adjustments to the cost basis. No Impairment loss was incurred or recorded for the six months ended June 30, 2007 and 2006.

No depreciation is provided for construction in progress. Construction overhead and selling expenses are expensed as incurred.

Assets held for sale

The Company intends to sell one of its fixed assets with net book value of $12,384,197 as of June 30, 2007. There is no asset held for sale as of December 31, 2006.

Property and equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the six months ended June 30, 2007 and 2006 amounted to $176,107 and $113,326, respectively. Estimated useful lives of the assets are as follows:

Estimated Useful Life
Buildings	30 years
Vehicles	6 years
Electronic equipment	5 years
Office furniture	5 years

Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Major additions and betterment to property and equipment are capitalized.

Long-lived assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes there was no impairment of its long-lived assets as of June 30, 2007.

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

Accounts payable

Accounts payable consists of balances due to subcontractors and suppliers. Accounts payable amounted to $9,527,516 and $5,324,815 at June 30, 2007 and December 31, 2006,
respectively.

Advances from customers

Advances from customers represent prepayments by customers for home purchases. The Company records these prepayments as advances from customers when the payments are received. Advances from customers amounted to $1,652,738 and $2,902,426 at June 30, 2007 and December 31, 2006, respectively.

Other payables

Other payables consist of various cash advances from unrelated companies and individuals which management of the Company have business relationships. These amounts are not related to operations of the Company, are unsecured, non-interest bearing and generally are short term in nature. Other payables amounted to $3,391,172 and $2,572,838 as of June 30, 2007 and December 31, 2006, respectively.

Advertising costs

Advertising and sales promotion costs are expensed as incurred. Advertising expense totaled $124,016 and $32,610 for the six months ended June 30, 2007 and 2006 respectively.

Warranty costs

Generally, the Company provides all of its customers with a limited (half a year to 5 years) warranty period for defective workmanship.

The Company accrues estimated warranty costs into the cost of its homes as a liability after each project is closed based on the Company's historical experience, which normally is less than 0.2% of total cost of the project. Any excess amounts are expensed in the period when they occur. Many of the items relating to workmanship are completed by the existing labor force utilized to construct other new houses and are therefore already factored into the labor and overhead costs of another project. Any significant material defects are generally under warranty with the Company's suppliers. Currently, the Company retains 5% of the total construction contract from the construction contractors for a period of one year after the completion of the construction. Such retention amounts will be used to pay for any repair expense incurred due to defects in the construction. The Company has not historically incurred any significant litigation requiring additional specific reserves for its product offerings. As of June 30, 2007 and December 31, 2006, the Company has accrued $68,682 as warranty costs.

Income taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At June 30, 2007 and 2006, there was no significant book to tax differences

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

Local PRC income tax

The Company is governed by the Income Tax Law of the PRC concerning Chinese registered limited liability companies. Under the Income Tax Laws of the PRC, Chinese enterprises are generally subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region for which more favorable effective tax rates are applicable. The provision for income taxes at June 30 consisted of the following:

	2007	2006
	(Unaudited)	(Unaudited)
Provision for China income and local tax	$1,341,402	$3,397,821
Deferred taxes	-	-
Total provision for income taxes	$1,341,402	$3,397,821

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate at June 30,

	2007	2006
U.S. statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	33.0	33.0
Totals	33.0%	33.0%

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

All sales recognized are subject to sales and additional taxes of 5.61% and are payable to local government. This amount is included in cost of properties sold. Sales and additional taxes incurred for the six months ended June 30, 2007 and 2006 were $1,076,076 and $2,033,011, respectively.

Basic and diluted earning per share

Earning per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net earning per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net earning per share is based upon the weighted average number of common shares outstanding. Diluted net earning per share is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method.

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

Comprehensive income

Comprehensive income consists of net income and foreign currency translation gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net income. Gain(Loss) on foreign exchange translation totaled $959,120 and $(168,521) for the six months ended June 30, 2007 and 2006, respectively.

Statement of cash flows

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Derivative financial instruments

The Company accounts for its warrants in accordance with FAS No. 133, “Accounting for Derivatives Instruments and Hedging Activity,” and EITF 0019 which requires the warrants to be carried on the balance sheet at fair value and to mark to market at each reporting period. The warrants are reported as liability on the balance sheet when issued and any changes in the fair value is reported as charge to income statement.

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

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. Management believes this pronouncement has no effect on the Company’s financial statements.

Note 4 - Supplemental disclosure of cash flow information

Income taxes paid amounted to $0 and $0 for the six months ended June 30, 2007 and 2006, respectively. Interest (net of amount capitalized) paid for the six months ended June 30, 2007 and 2006 amounted to $309,630 and $58,928, respectively.

Noncash financing transactions included 60,000 shares of common stock issued to an investor relations company in consideration of a one year consulting service valued at $131,400 in 2007.

Noncash financing transactions included reclassification of notes receivable from accounts receivable of $1,042,244.

Noncash investing activities included exchange of fixed asset with one of the Company’s contractors for $864,850 in 2007 and 66,154 warrants issued to placement agents

Note 5 - Real estate inventories

The following summarizes the components of real estate inventories as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
	(Unaudited)
Finished projects	$32,681,491	$37,247,436
Construction in progress	23,798,062	9,730,650
Total real estate held for development or sale	$56,479,553	$46,978,086

Note 6 - Receivables, deferred charges and other assets

Receivables, deferred charges and other assets consist of the following as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
	(Unaudited)
Other receivable	$2,243,177	$1,282,831
Allowance for doubtful Accounts	(309,692)	(301,920)
Prepaid expenses	160,042	5,128
Receivables, deferred charges and other assets	$2,093,527	$986,039

Note 7 - Intangibles

The Company’s intangibles consist of goodwill (see note 2 for goodwill) and exclusive development rights to acquire 487 acre of land use right in Shaanxi province. This value is determined by an independent appraisal report dated March 31, 2007. The future benefit of this exclusive right is valued at $36,451,800. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. As of June 30, 2007, the Company believes there is no impairment issue of the intangibles.

Note 8 - Property and equipment, net

Property and equipment consist of the following as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
	(Unaudited)
Buildings and improvements	$6,036,192	$18,255,045
Machinery and equipment	126,049	117,081
Transportation equipment	77,790	55,598
Furniture and fixture	128,662	95,519
Totals	6,368,693	18,523,243
Accumulated depreciation	(763,416)	(821,347)
Property and equipment, net	$5,605,277	$17,701,896

Note 9 - Accounts receivable

Accounts receivable consist of the following as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
	(Unaudited)
Accounts receivable	$2,315,041	$3,149,634
Allowance for doubtful
accounts	(81,184)	(79,118)
Accounts receivable, net	$2,233,857	$3,070,516

Note 10 - Loans from employees

The Company has borrowed monies from certain employees to fund the Company’s construction projects. The loans bear interest ranging from 7% to 12% and the principal matures within one to three years. Loans from employees amounted to $2,530,770 and $1,037,842 as of June 30, 2007 and December 31, 2006, respectively.

Note 11 - Loans payable

Loans payable represent amounts due to various banks and are due on demand or normally within one year. These loans generally can be renewed with the banks when expired. Loans payable consisted of the following as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
	(Unaudited)
Commercial Bank Weilai Branch
due August 7, 2007, annual interest rate is
at 9.945%, secured by the Company's
Xin Xin Gangwan, Xin Xin Tower and
Ming Yuan Projects	$5,260,000	$5,128,000

Shannxi International Trust Investment Co.,
due on demand, annual interest is at 10.80%,
secured by 14 units of the Company's
Xin Xin In House and Harbor projects	-	2,564,000

Shannxi International Trust Investment Co.,
due September 20, 2007, annual interest is at
10.80%, secured by six commercial units of
the Company's Jun Jin Yuan project	516,795	503,826

Merchant bank Xi'an high and new technology
development zone branch, due June 27, 2007
annual interest is at 19.20%, secured by the
Company's Jun Jin Yuan project	-	403,830

Construction Bank Zhuque Road Branch,
due May 6, 2007, annual interest is at 6.21%,
secured by the Company's Jun Jin Yuan project	-	4,107,528

Construction Bank Zhuque Road Branch,
due July 6, 2007, annual interest is at 6.91%,
secured by the Company's Jun Jin Yuan project	-	2,564,000

Commercial Bank Weilai Branch,
due December 31, 2007, annual interest is at
9.79%, secured by the Company's 24G project	6,443,500	6,410,000

Various loans on demand,
to unrelated parties, at various interest rate	-	1,525,668

Total	$12,220,295	$23,206,852

All loans were borrowed for construction projects. Interest paid was capitalized during the periods of construction and allocated to various construction projects. When the projects are completed, interest incurred from these loans is expensed.

Note 12 - Shareholders’ equity

Common stock

On June 28, 2006, the Company entered into securities purchase agreements with accredited investors and completed the sale of $1,075,000 of the Company’s common stock and common stock purchase warrants. The securities sold were an aggregate of 330,769 shares of common stock and 99,231 warrants. Each warrant is exercisable for three years at $3.60 per share. Pursuant to the terms of the warrant, each investor has contractually agreed to restrict its ability to exercise the warrants to an amount which would not exceed the difference between the number of shares of common stock beneficially owned by the holder or issuable upon exercise of the warrant held by such holder and 9.9% of the outstanding shares of common stock of the Company. New York Global Securities, Inc. acted as the placement agent of the transaction.

In connection with the offering, the Company paid a placement fee of 10% of the proceeds in cash, together with other expenses in the amount of 3% of the proceeds, in cash. In addition, the placement agent was issued warrants to purchase 66,154 shares of common stock on the same terms and conditions as the investors.

Pursuant to securities purchase agreements with accredited investors dated July 7, 2006, the Company received $124,975 and issued 38,454 shares of common stock and 11,536 warrants. Each warrant is exercisable for three years at $3.60 per share.

In connection with the offering, the Company paid a placement fee of 10% of the proceeds in cash, together with other expenses in the amount of 3% of the proceeds, in cash. In addition, the placement agent was issued warrants to purchases 7,691 shares of common stock on the same terms and conditions as the investors.

Pursuant to securities purchase agreements with accredited investors dated August 21, 2006, the Company received $812,500 and issued 250,000 shares of common stock and 75,000 warrants. Each warrant is exercisable for three years at $3.60 per share.

In connection with the offering, the Company paid a placement fee of 10% of the proceeds in cash, together with non-accountable expenses in the amount of 3% of the proceeds, in cash. In addition, the placement agent was issued warrants to purchase 50,000 shares of common stock on the same terms and conditions as the investors.

The Company filed the registration statement registering the resale of shares of the Company's Common Stock and those issuable upon exercise of the Warrants on August 21, 2006 and the registration statement was effective on September 14, 2006.

On January 15, 2007, the Company issued 60,000 shares of common stock to an investor relations company in consideration for one year of consulting service through December 31, 2007. The 60,000 shares of common stock have been recorded at $2.19 per share or $131,400 based on the trading price of the shares at January 12, 2007. This amount is included in prepaid expenses and is being amortized over the service period.

Pursuant to securities purchase agreements with accredited investors dated May 7, 2007, the Company received $25,006,978 and issued 9,261,847 shares of common stock and 2,778,554 Warrants. Each Warrant is exercisable for five years at $4.50 per share. In connection with the offering, the Company paid a 7% placement fee. The Company has filed a registration statement registering the resale of the subject shares which went effective on May 29, 2007.

According to Section 4.8, Anti-Dilute of the Share Purchase Agreements dated June 28, 2006, July 7, 2006 and August 21, 2006, the Company issued 126,138 shares common stock and 27,418 warrants; additionally, the Company reduced the exercise price of all related warrants from $3.60 to $3.31.

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in, a Company’s Own Stock,” the warrants contain a provision permitting the holder to demand payment based on a Black Scholes valuation in certain circumstances. Therefore under EITP 00-19 and SFAS. 133, the Company recorded the warrants as a liability at their fair value on date of grant and then marked them to $2,220,465 as of June 30, 2007. The change in fair value totaled $11,204 and was recorded as a loss on fair value of warrants.

The Company has placed 510,000 shares of management owned common stock into an escrow as part of a "make good obligation." This provision stipulates that in the event that the after-tax net income of the Company during fiscal year 2007 is less than $16.3 million and $35.8 million in fiscal 2008, management will distribute these escrow shares pro-rata to investors who participated in the May 7 private placement. This transaction qualifies for equity accounting under SFAS. 133.

Warrants

Following is a summary of the warrant activity:

			Weighted	Average
	Warrants	Warrants	Average Exercise	Remaining
	Outsanding	Exercisable	Price	Contractual Life
Outstanding, December 31, 2006	309,612	309,612	$3.31	2.31
Granted	2,805,972	2,805,972	4.50	5.00
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, June 30, 2007	3,115,584	3,115,584	$4.37	4.55

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

The transfer to this reserve must be made before distributions of any dividends to shareholders. For the six months ended June 30, 2007 and 2006, the Company appropriated $322,320 and $859,345, respectively to this surplus reserve.

Note 13 - Employee welfare plan

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The Company established a retirement pension insurance, unemployment insurance, health insurance and house accumulation fund for the employees during the term they are employed. The amount contributed to the fund is based on a certain percentage on the base salaries set forth by the provincial and city government. For the months ended June 30, 2007 and 2006, the Company made contributions in the amount of $11,602 and $14,296, respectively.

Note 14 - Earnings per share

Earnings per share for six months ended June 30, 2007 and 2006 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)
Net income for basic earnings per share	$2,623,382	$6,898,606

Weighted average shares used in basic computation	23,453,110	17,550,616
Diluted effect of warrants	74,022	6,615
Weighted average shares used in diluted computation	23,527,132	17,557,231

Earnings per share
Basic	$0.11	$0.39
Diluted	$0.11	$0.39

Note 15 - Commitments and contingencies

The Company leases part of its office space under long-term, non-cancelable operating lease agreements. The leases expire on 12/31/2008.

The following is a schedule of future minimum rental payments required under the operating lease agreements:

Year ending	Office
June 30,	Lease
2007	$67,585
2008	67,585
$135,170

Rental expense for the six months ended June 30, 2007 and 2006 amounted to $20,826 and $51,570, respectively.

ITEM 2. Management's Discussion and Analysis

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-QSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-QSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

●	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

●	Our ability to raise capital when needed and on acceptable terms and conditions;

●	The intensity of competition; and

●	General economic conditions.

All written and oral forward-looking statements made in connection with this Form 10-QSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Three Months Ended June, 2007 as Compared To Three Months Ended June 30, 2006

Revenue

We generated revenues of $12,018,590 for the three months ended June, 2007, a decrease of $6,353,226 or 35% compared to $18,371,816 for the three months ended June 30, 2006. The reason for the decrease is that in June 2006, the building project of 300,768 Sq.ft in 24G was completed, and all of pre-sale revenue of this project was recognized in the second quarter of 2006. and most of presale was commercial properties.

Revenue Contribution by Projects:
(All numbers in USD millions)

	3 month period ended June 30, 2007	3 month period ended June 30,2006
Tsining-24G	$10.4	$6.5
Commercial	$0.8	$5.4
Residencial	$9.6	$1.1
Junjing Yuan I	$1.2	$11.5
Commercial	$0.1	$0.3
Residencial	$1.1	$11.2
Tsining GangWan	$0.1	$0.2
Commercial	$0.0	$0.2
Residencial	$0.1	$0.0
Other old projects	$0.3	$0.3
Total	$12.0	$18.4

For the three-month period ended June 30, 2007, we had revenues of $10,418,176 for Tsining-24G, $1,247,428 for Tsining JunJing I, and $352,986 for other projects. For the three-month period ended June 30, 2006, we had revenues of $6,464,758 for Tsining-24G, $11,454,245 for Tsining JunJing I, and $452,813 for other projects.

Revenue Mix by product categories:

Separated by product categories, for the three-month period ended June 30, 2007, 88% revenue was contributed by sales of residential properties, and 5% revenue was contributed by sales of commercial properties, and 7% revenue was contributed by others including rental income and other income. Compared to for the three-month period ended June 30, 2006, 67% revenue was contributed by sales of residential properties, and 33% revenue was contributed by sales of commercial properties, and 0.44% revenue was contributed by others including rental income and other income.

Costs and Expenses

Our costs and expenses for the three months ended June 30, 2007 as compared to the three months ended June 30, 2007 were in line with the decreased revenue from the sale of properties.

The cost of properties sold for the three months ended June 30, 2007 was $8,315,189, a decrease of $2,500,627 or 23% compared to $10,815,816 for the three months ended June 30, 2006. This is in line with the 35% decrease in revenues generated by the Company from the sale of properties during the same two periods.

Other expenses for the three months ended June 30, 2007 was $3,060, a decrease of $125,226 or 98% compared to $128,326 for the three months ended June 30, 2006.

Our selling, general and administrative expenses for the three months ended June 30, 2007 was $622,867, a decrease of $1,196,058 or 66% compared to $1,818,925 for the three months ended June 30, 2006. Selling, general and administrative expenses reflects our overhead expenses such as office rent, management and staff salaries, general insurance, accounting and legal expenses. We staff our sales department at fixed levels. As one project approaches the end of the sales cycle, the sales staff is shifted to the next project.

Interest Expense

We incurred interest expense for the three months ended June 30, 2007 of $307,651, an increase of $280,236 compared to $27,415 for the three months ended June 30, 2006. Capitalized interest for the three months ended June 30, 2007 was $466,544 and capitalized interest for the same period in 2006 was $315,810. Interest expense increased in the second quarter of 2007 compared to 2006 is mainly due to the accrual of interest payable for acquisition of New Land.

Operating Income before Income Tax

We had operating income before income tax of $2,758,619 for the three months ended June 30, 2007; a decrease of $2,822,715, compared to $5,581,334 for the three months ended June 30, 2006.

For the three-month period ended June 30, 2007, 88% revenue was contributed by sales of residential properties compared to three-month period ended June 30, 2006 the 67% from Sales of residential properties. The profit margin on sales of residential properties was generally lower than commercial properties.

Net Income

Our net income for the three months ended June 30, 2007 was $1,830,880, a decrease of $1,909,262 compared to $3,740,142 for the three months ended June 30, 2006, which is a direct result of the decrease of revenues earned from the sale of properties. For the three months ended June, 2007, commercial revenue was almost 5% of total sales revenue compared to 33% for the three months ended June 30, 2006.

Six Months Ended June, 2007 as Compared To Six Months Ended June 30, 2006

Revenue

We generated revenues of $20,214,787 for the three months ended June, 2007, a decrease of $16,180,107 or 44% compared to $36,394,894 for the three months ended June 30, 2006. The reason for the decrease is that as of June 30, 2006, 7 buildings made up of 706,792 sq.ft in Junjing Yuan I , and one building 300,768 sq.ft in 24G was completed, and all pre-sales of these areas before the completion of the projects were recognized into revenue in the first and second quarters of 2006. These recognized pre sales were contributed the most part of the revenues for the first quarter and second quarter of 2006.

Revenue Contribution by Project:
(All numbers in USD millions)

	6 month period ended June 30, 2007	6 month period ended June 30, 2006
Tsining-24G	$17.6	$6.5
Commercial	$4.0	$5.4
Residencial	$13.6	$1.1
Junjing Yuan I	$1.8	$29.2
Commercial	$0.1	$0.3
Residencial	$1.7	$28.9
Tsining GangWan	$0.2	$0.3
Commercial	$0.0	$0.2
Residencial	$0.2	$0.1
Other projects	$0.7	$0.5
Total	$20.2	$36.4

For the Six-month period ended June 30, 2007, we had revenues of $1,781,543 for Tsining JunJing I, $17,615,445 for Tsining-24G, and $817,800 for other projects. For the Six-month period ended June 30, 2006, we had revenues of $29,139,094 for Tsining JunJing I, $6,465,222 for Tsining-24G, and $790,578 for other projects.

Revenue Mix by product categories:

Separated by product categories, for the six-month period ended June 30, 2007, 73% revenue was contributed by sales of residential properties, and 22% revenue was contributed by sales of commercial properties, and 5.11% revenue was contributed by others including rental income and other income. Compared to for the six-month period ended June 30, 2006, 83% revenue was contributed by sales of residential properties, and 17% revenue was contributed by sales of commercial properties, and 0.43% revenue was contributed by others including rental income and other income.

Costs and Expenses

Our costs and expenses for the six months ended June 30, 2007 as compared to the six months ended June 30, 2007 were in line with the decreased revenue from the sale of properties.

The cost of properties sold for the six months ended June 30, 2007 was $14,566,647, a decrease of $7,776,645 or 35% compared to $22,343,292 for the six months ended June 30, 2006. This is in line with the 47% decrease in revenues generated by the Company from the sale of properties during the same two periods.

Other expenses for the six months ended June 30, 2007 was $35,679, a decrease of $211,127 or 86% compared to $246,806 for the six months ended June 30, 2006.

Our selling, general and administrative expenses for the six months ended June 30, 2007 was $1,120,946, a decrease of $2,328,495 or 68% compared to $3,449,441 for the six months ended June 30, 2006. Selling, general and administrative expenses reflects our overhead expenses such as office rent, management and staff salaries, general insurance, accounting and legal expenses. We staff our sales department at fixed levels. As one project approaches the end of the sales cycle, the sales staff is shifted to the next project.

Interest Expense

We incurred interest expense for the six months ended June 30, 2007 of $515,527, an increase of $456,599 compared to $58,928 for the six months ended June 30, 2006. For the six months ended June 30, 2007, capitalized interest for the same period was $1,059,604 and capitalized interest for the same period in 2006 was $1,000,676. Interest expense increased in 2007 as compared to 2006 since most projects were completed in 2006 and new projects did not start until second quarter of 2007, interest incurred during first quarter of 2007 was expensed rather than capitalized. Interest expense also increased due to interest expense incurred for acquisition of New Land.

Operating Income before Income Tax

We had operating income before income tax of $3,964,784 for the six months ended June 30, 2007; a decrease of $6,331,643, compared to $10,296,427 for the six months ended June 30, 2006.

Net Income

Our net income for the six months ended June 30, 2007 was $2,623,382, a decrease of $4,275,224 compared to $6,898,606 for the six months ended June 30, 2006, which is a direct result of, 7 buildings (706,792 sq.ft ) in Junjing Yuan I, and the one building (300,768 sq.ft) in 24G that were completed as of June 30, 2006, and all pre-sales of these areas were recognized into revenue in the first and second quarters of 2006. These recognized pre sales were contributed the most part of the revenues for the first quarter and second quarter of 2006.

Liquidity and Capital Resources

Our principal demands for liquidity are for development of new properties and future property acquisitions and general corporate purposes. As of June 30, 2007, we had total mortgage indebtedness of $12,220,295 with a weighted average interest rate of 0.825% per month, payable quarterly. Future scheduled maturities of mortgages payable are as follows: August 7, 2007 -- $5,260,000; September 20, 2007 -- $516,795; December 31, 2007 -- $6,443,500. The mortgage debt is secured by assets of the Company.

As of June 30, 2007, we had $9,076,918 of cash and cash equivalents on hand, an increase of $7,589,014 compared to $1,487,904 of cash and cash equivalents on hand as of December 31, 2006.

As of June 30, 2007 accounts payable was $9,527,514 and other payables was $3,391,172. Our properties and equipment were $5,605,277. Receivables, deferred charges and other assets increased $2,093,527 compared to $986,039 as of December 31, 2006. Advances to suppliers increased by $397,399 compared to $493,570 as of December 31, 2006. Most of it was the advance payment on Land related expenses for the JunJing II project. Accounts payable increased $4,202,699 compared to $5,324,815 as of December 31, 2006, other payables increased $818,334 compared to $2,572,838 as of December 31, 2006, and accrued expenses decreased $1,454,818 compared to $1,738,584 as of December 31, 2006, while advances from customers decreased $1,249,688 compared to $2,902,426 as of December 31, 2006.

Our operating activities provided cash of $4,454,481 during the three months ended June 30, 2007. We used cash of $1,299,834 in investing activities during the three months ended June 30, 2007 primarily $1,095,005 for the Notes receivable funded. During the three months ended June 30, 2007. Cash used in financing activities was $1,646,838.

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

As part of our funding plan, on March 9, 2007, we entered into a Shares Transfer Agreement with the shareholders of Xi'an New Land Development Co., Ltd. ("New Land"), pursuant to which we have acquired 32,000,000 shares of New Land, constituting 100% equity ownership of New Land. Xi'an New Land Development Co., LTD (“New Land”) is now in cooperation with BaQiao District Government of Xi'an City in developing BaQiao Science & Technology Industrial Park, a provincial development zone in Shaan'xi Province. Now, this acquisition is in process, in the future, China Housing will take the first steps in the primary land market, and also have the right to develop and sell 487 acres of property which has been targeted for new residential developments.

The majority of the Company's revenues and expenses were denominated primarily in Renminbi ("RMB"), the currency of the People's Republic of China. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. The Company does not engage in currency hedging. Inflation has not had a material impact on the Company's business.

Subsequent Events

Up to August 14, 2007, New Land has signed the following three agreements with BaQiao municipal government:

1. The “Land Pre-reserve Contract” was signed on June 28, 2007. It is agreed that 115 acres’ land will be reserved in 2007 and the company obtains the use and development rights to them. It is further agreed that the municipal government will be in charge of relocation of current inhabitants, which is expected to be done within three months.

2. The “Tax Refund Agreement” was signed. It stipulate tax bounty for different industrial and commercial tax paid by the company from 2007 to 2010 after the company’s headquarter move to the BaQiao district

3. On July 26, 2007, the “Confirmation of Infrastructural Investment and Expenditure Settlement Agreement” was signed. It is agreed that, within 30 days of the agreement, a third-party audit entity will be engaged to audit expenditures the company has incurred in rubber dam construction on Ba River and the riverway renovation projects etc. The government will make a one-time lump sum reimbursement of the audited expenditures to the company plus interest accrued from when the expenditures were incurred at a rate prevailing for the same period benchmarked by the lending rate of Xi’an Commerce Bank plus 10% of the expenditures as infrastructural investment reward for the company. The reimbursement, interest and reward are expected to enter our financial statements in the third quarter of 2007.

At present all the agreements have been signed, and the works set forth in the agreements commerce in full scale.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to securities purchase agreements with accredited investors dated May 7, 2007, the Company received $25,006,978 and issued 9,261,847 shares of common stock and 2,778,554 Warrants. Each Warrant is exercisable for five years at $4.50 per share. In connection with the offering, the Company paid a 7% placement fee. The Company has filed a registration statement registering the resale of the subject shares which went effective on May 29, 2007.

The Company has placed 510,000 shares of management owned common stock into an escrow as part of a "make good obligation." This provision stipulates that in the event that the after-tax net income of the Company during fiscal year 2007 is less than $16.3 million and $35.8 million in fiscal 2008, management will distribute these escrow shares pro-rata to investors who participated in the May 7 private placement. This transaction qualifies for equity accounting under SFAS. 133.

In addition, according to Section 4.8, Anti-Dilute of the Share Purchase Agreements dated June 28, 2006, July 7, 2006 and August 21, 2006, the Company issued 126,138 shares common stock and 27,418 warrants to investors who are parties to such Share Purchase Agreements. Additionally, the Company reduced the exercise price of all related warrants from $3.60 to $3.31.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Company has filed a preliminary information statement on Schedule 14C on the adoption of the 2007 Stock Incentive Plan on August 8, 2007.

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

China Housing & Land Development, Inc.

August 14 , 2007	By:	/s/ LU PINGJI
Lu Pingji Chief Executive Officer (Principal Executive Officer)

August 14 , 2007	By:	/s/ WAN YULONG
Wan Yulong Chief Financial Officer (Principal Financial and Accounting Officer)