Form 10QSB/A
period 2007-03-31
China Housing & Land Development, Inc.
filed 2007-10-12
CIK 1303330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
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

CHINA HOUSING & LAND DEVELOPMENT. INC.
FORM 10-QSB/A

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A (this "Form 10-QSB/A") is being filed to amend our Quarterly Report on Form 10-QSB for the three months ended March 31, 2007, which was initially filed with the Securities and Exchange Commission (the "SEC") on May 14, 2007, to reflect the correct period of time covered by Exhibit 32.1 and Exhibit 32.2 to the Form 10-QSB for the three months ended March 31, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Housing & Land Development, Inc.

October 12, 2007	By:	/s/ Lu Pingji
Lu Pingji
Chief Executive Officer (Principal Executive Officer)

October 12, 2007	By:	/s/ Wan Yulong
Wan Yulong
Chief Financial Officer (Principal Financial and Accounting Officer)