Form 10QSB
period 2007-09-30
China Housing & Land Development, Inc.
filed 2007-11-19
CIK 1303330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 14, 2007
30,096,585 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CHINA HOUSING & LAND DEVELOPMENT, INC.

Index

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006	2

	Consolidated Statements of Income and Other Comprehensive Income for the three and nine months ended September 30, 2007 and 2006 (unaudited)	3

	Consolidated Statements of Cash Flows for nine months ended September 30, 2007 and 2006 (unaudited)	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis or Plan of Operations	21

Item 3.	Controls and Procedures	25

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

SIGNATURES		27

EX-31.1 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-31.2 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-32.1 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

EX-32.2 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

PART I. FINANCIAL INFORMATION

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash	$3,745,870	$379,633
Cash - restricted	949,740	1,108,271
Accounts receivable, net of allowance for doubtful
accounts of $78,705 and 79,118, respectively	3,306,776	3,070,516
Notes receivable, net	90,317	2,127,271
Real estate
Finished projects	28,118,570	37,247,436
Construction in progress	26,151,798	9,730,650
Total real estate held for development or sale	54,270,368	46,978,086

Property and equipment, net	5,611,874	17,701,896
Assets held for sale	12,563,133	-
Advance to suppliers	8,894,622	493,570
Receivables, deferred charges and other assets	495,311	986,039
Exclusive development rights	2,299,359	-
Goodwill	29,916,668	-
Total assets	$122,144,038	$72,845,282

LIABILITIES
Accounts payable	$6,554,345	$5,324,815
Advances from customers	3,954,755	2,902,426
Accrued expenses	1,221,270	1,738,584
Payable to original shareholders	22,888,932	5,462,798
Income and other taxes payable	14,087,158	11,386,169
Other payables	4,323,990	2,572,838
Loans from employees	1,879,208	1,037,842
Loans payable	14,692,676	23,206,852
Warrants liability	2,448,876	-
Total liabilities	72,051,210	53,632,324

SHAREHOLDERS' EQUITY
Common stock: $.001 par value, authorized 100,000,000 shares	30,096	20,619
issued and outstanding 30,096,585 and 20,619,223, respectively
Additional paid in capital	28,302,124	7,192,600
Statutory reserves	2,563,796	2,150,138
Retained earnings	16,552,668	14,414,181
Capital contribution receivable	-	(5,462,798)
Accumulated other comprehensive income	2,644,144	898,218

Total shareholders' equity	50,092,828	19,212,958

Total liabilities and shareholders' equity	$122,144,038	$72,845,282

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER, 2007 AND 2006

	Three months ended September 30 ,		Nine months ended September 30 ,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE
Sale of properties	$5,700,596	$14,182,007	$24,881,984	$50,421,060
Other income	336,333	50,100	1,369,732	205,941
Total revenue	6,036,929	14,232,107	26,251,716	50,627,001

COSTS AND EXPENSES
Cost of properties sold	3,019,240	9,765,850	17,585,887	32,109,142
Selling, general and administrative expenses	886,405	1,262,648	2,007,351	4,712,089
Other expense	20,153	91,123	190,404	337,929
Interest expense	1,120,150	21,287	1,501,105	80,215
Loss-change in fair value of warrants	408,261	-	419,465	-
Total costs and expense	5,454,209	11,140,908	21,704,212	37,239,375

INCOME BEFORE PROVISION FOR INCOME TAXES	582,720	3,091,199	4,547,504	13,387,626

PROVISION FOR INCOME TAXES	653,957	1,057,370	1,995,359	4,455,191

NET INCOME	(71,237)	2,033,829	2,552,145	8,932,435

GAIN (LOSS) ON FOREIGN EXCHANGE	786,813	195,336	1,745,926	26,815

OTHER COMPREHENSIVE INCOME	$715,576	$2,229,165	$4,298,071	$8,959,250

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	30,090,699	20,474,993	25,723,046	18,539,120

Diluted	30,257,923	20,474,993	25,838,126	18,536,120

EARNINGS PER SHARE
Basic	$0.00	$0.10	$0.10	$0.48

Diluted	$0.00	$0.10	$0.10	$0.48

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,552,145	$8,932,435
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Allowance for bad debt	20,661
Depreciation	365,560	189,722
Exchange loss (gains)	134,197	(387,153)
Gain on disposal of fixed assets and inventory	(707,451)	-
Amortization of stock issued for investor relations fees	98,500	-
Accrued interest on loan to shareholders	905,770	-
Loss-change in fair value of warrants	419,465	-
Change in operating assets and liabilities
Accounts receivable	(91,148)	-
Real estate	(1,545,058)	5,404,764
Advance to suppliers	(7,831,904)	9,284,058
Other receivable and deferred charges	1,302,366	(3,379,743)
Accounts payable	(2,291,251)	8,839,530
Advances from customers	915,265	(30,161,309)
Accrued expense	(1,539,723)	7,029,454
Other payable	(486,759)	1,027,881
Income and other taxes payable	2,449,306	-
Net cash used in (provided by) operating activities	(5,330,059)	6,779,639

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	199,275	-
Purchase of buildings, equipment and automobiles	(194,423)	(12,721,532)
Notes receivable collected	2,037,505	-
Purchase of intangible assets	-	(3,532)
Cash from acquisition	51,433	872
Net cash provided by (used in) investing activities	2,093,790	(12,724,192)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds	3,919,200	6,225,000
Payments on loans	(13,179,053)	(1,739,841)
Loans from employees	782,733	-
Proceeds from issuance of common stock and warrants	23,036,138	1,750,853
Payments to original shareholder	(8,099,680)	-
Net cash provided by financing activities	6,459,338	6,236,012

INCREASE IN CASH	3,223,069	291,459

EFFECTS ON FOREIGN CURRENCY EXCHANGE	143,168	4,353

CASH, beginning of period	379,633	30,746

CASH, end of period	$3,745,870	$326,558

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$857,315	$1,315,518
Cash paid for income taxes	$-	$-

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Note 1 - Organization and basis of presentation

Organization

China Housing & Land Development, Inc. (the “Company”) is a Nevada corporation, incorporated on July 6, 2004 under the name Pacific Northwest Productions Inc. On May 6, 2006, the Company changed its name to China Housing & Land Development Inc. The Company, through its subsidiary Xi’an Tsining Housing Development Company Inc. (XTHDC), is engaged in acquisition, development, management, and sale of commercial and residential real estate properties located primarily in Xi'an city, the People’s Republic of China (PRC).

XTHDC was established during May 1992 as a state-owned enterprise, whose former name is Xi’an New Star Group Real Estate Development Co. Ltd, and was formerly the logistics department of Lan Zhou Military area of the People's Liberation Army of China. The Company was reorganized as a limited liability company with equity capital invested by management personnel in September 1999. The Company is a Chinese registered limited liability company with a legal structure similar to a regular corporation and a limited liability company. The Articles of Association provide for a 54 year term beginning September 7, 1999 with registered capital of approximately $3,140,000 (RMB26,000,000). On March 28, 2002, the registered capital of Tsining was increased to approximately $6,050,000 (RMB50,000,000).

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

In 2007, the Company acquired 100% equity of Xi’an New Land Development Co., Ltd. See note 2 for details of acquisition.

Xi’an New Land Development Co., LTD (“New Land”) was originally incorporated in September 2003 in Xi’an city in Shaanxi province, China. In 2006, New Land entered into an agreement with Baqiao District Government of Xi’an City to develop Baqiao Science & Technology Industrial Park, a provincial development zone in Shaanxi Province to establish a joint venture for New Land to develop and purchase approximately 487 acres in Baqiao Park. The agreement covers period from July 2006 to June 2011. New Land is responsible for the installation and maintenance of all basic infrastructures, including water, electricity, and gas supply, along with telecommunication and sewer systems. In return, New Land will be given the exclusive rights to obtain 487 acres land use right.

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

On June 19, 2007, New Land established Xi’an Hao Tai Housing Development Company Inc. (“Hao Tai”) for the purpose of obtaining, developing, and trading land use rights in China. Hao Tai’s registered capital is RMB8.0 million, approximately $1.06 million, and is 100% owned by New Land. The company received the formal business license from the government in July 2007. Hao Tai did not have any operating activities during the period ended September 30, 2007.

Note 2 - Acquisition

On March 9, 2007, the Company entered into a Shares Transfer Agreement (the Agreement) to acquire 32 million shares of Xi'an New Land Development Co., Ltd. (New Land), representing 100% equity ownership of New Land. The acquisition was effective on May 31, 2007. The total purchase price for the acquisition is RMB 270 million, approximately $35 million. The total purchase price includes 1) an initial cash payment of RMB 5 million, approximately $610,000, payable within 20 days after the signing of the Agreement, 2) an additional cash payment of RMB 57 million, approximately $7.2 million, and 3) a promissory note of the aggregate amount of RMB 208 million, approximately $26.2 million, bearing 10% interest with a maturity of January 30, 2009. As of September 30, 2007, the total payable to original shareholders amounted to $22,888,932 Pursuant to SFAS 141, Business Combination, the excess of purchase price over total fair value acquired is recorded as goodwill. As a result, the Company recorded $25.4M of goodwill after the acquisition.

Prior to the acquisition, management was aware that New Land had agreements with the local Baqiao government to perform various constructions services during 2003 to 2005. The New Land management was not able to determine the exact amount of the progress billing and costs incurred on the projects. The Company’s management is currently obtaining information related to certain construction contracts with the Baqiao government. The amounts shown below recorded related to this acquisition is expected to be reallocated once all information is obtained.

		Acquired (assumed)
Item	Book Value	by the Company
Current assets	$297,131	$297,131
Construction in progress	8,824,887	8,824,887
Property, plant, and equipment	103,212	103,212
Exclusive rights	-	2,266,610
Goodwill	-	29,490,569
Total assets	9,225,230	40,982,409

Current liability	5,477,408	5,477,408
Total liabilities	5,477,408	5,477,408

Net assets	$3,747,822	$35,505,001

The financial data of New Land from June 1 to September 30, 2007 is included in the Company’s consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Pro Forma

The following unaudited pro forma condensed income statement for the nine months ended September 30, 2007 was prepared under generally accepted accounting principles and as if the acquisition of New Land had occurred on January 1, 2006. The pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the dates indicated or which may be obtained in the future.

	For the Nine Months Ended	For the Year Ended
	September 30, 2007	December 31, 2006
Total Revenue	$25,915,393	$32,785,718
Cost of Goods Sold	17,585,887	21,236,598
Gross Profit	8,329,506	11,549,120
Operating Expenses	4,063,198	4,576,201
Income Tax	1,995,268	2,333,444
Net Income	$2,270,949	$4,639,475

Note 3 - Summary of significant accounting policies

Principles of consolidation and basis of presentation

The accompanying consolidated financial statements include the accounts of China Housing & Land Development, Inc. and its wholly owned subsidiaries, XTHDC, New Land, and Hao Tai. All material inter-company accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.
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

Foreign currency translation

As of September 30, 2007, the accounts of the Company are maintained in their functional currency the Chinese Yuan Renminbi (RMB). The reporting currency for the consolidated financial statements is the United States Dollars (USD). In accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholder's equity are translated at the historical rates and statement of operations are translated at the weighted average exchange rate for the period. Cash flows are also translated at the weighted average exchange rate for the year; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income."

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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

For Company financed sales, the Company is recognizing sales based on the full accrual method provide that the buyer’s initial and continuing investment is adequate according to SFAS No. 66. The initial investment is the buyer’s down payment less the loan amount provided by the Company. Interest on these loans is amortized over the terms of the loans.

Real estate capitalization and cost allocation

Residential properties completed or under construction are stated at cost or estimated net realizable value, whichever is lower. Costs include land use right and land improvements, direct construction costs and development costs, including predevelopment costs, interest on indebtedness, real estate taxes, insurance, construction overhead and indirect project costs. Selling and advertising costs are expensed as incurred. Total estimated costs of multi-unit developments are allocated to individual units based upon specific identification methods.

Land use right and improvement costs include land use right, land improvements, interest on indebtedness and real estate taxes. Appropriate costs are allocated to projects based on acreage, dwelling units and relative sales value. Land held for development and improvements is stated at cost or estimated net realizable value, whichever is lower.

Land use right and land improvements applicable to condominiums, town homes and single-family homes, are transferred to construction in progress when construction commences.

Capitalization of interest

The Company adopts SFAS 34 to account for capitalized interest. Interest incurred during construction is capitalized into construction in progress. All other interest is expensed as incurred. For the nine months ended September 30, 2007, the Company incurred $2,508,035 of interest and capitalized $1,072,185 in to construction in progress. For the nine months ended September 30, 2006, the Company incurred $1,553,631 of interest and capitalized $1,473,416 into construction in progress.

Concentration of risks

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. Total cash in state-owned banks at September 30, 2007 and December 31, 2006 amounted to $3,745,870 and $1,108,271 respectively, of which no deposits are covered by insurance. The Company has not experience any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company sells residential and commercial units to residents and small business owners. The Company had two major customers that accounted for approximately 57% of the Company’s sales for the nine months ended September 30, 2007 and accounts receivable for these customers at September 30, 2007 amounted to $2,323,144. There was no major customer that accounted for over 5% of the Company’s sales for the nine months ended September 30, 2006.

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

The Company is dependent on third-party sub-contractors, manufacturers, and distributors for all of construction services and supply of construction materials. Construction services or products purchased from the Company’s five largest subcontractors/suppliers accounted for 50% and 48% of the Company’s purchases for the nine months ended September 30, 2007 and 2006, respectively. Accounts payables to these subcontractors/suppliers amounted to $2,890,602 and $5,937,955 at September 30, 2007 and 2006, respectively.

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

Restricted cash
The bank grants mortgage loans to home purchasers and will credit these amounts to the Company's bank account once title passes. If the houses are not completed and the new homeowners have no ownership documents to secure the loan, the bank will deduct 10% of the homeowner’s loan from the Company's bank account and transfer that amount to a designated bank account classified on the balance sheet as restricted cash. Interest earned on the restricted cash is credited to the Company's normal bank account. The bank will release the restricted cash after home purchasers have obtained the ownership documents to secure the mortgage loan. Total restricted cash amounted to $949,740 and $1,108,271 as of September 30, 2007 and December 31, 2006, respectively.

Accounts receivable - trade

Accounts receivable-trade consists of balances due from customers for the sale of residential and commercial units in the PRC. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimated uncollectible amounts are based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $3,306,776 and $3,070,516 at September 30, 2007 and December 31, 2006, respectively.

Notes receivable

The Company finances sales to certain new homeowners. Financing agreements are signed and the loans are due in 1 to 3 years. The loans are non-interest bearing, therefore the Company has calculated imputed interest and discounted the carrying amount of notes receivable. Notes receivable are presented net of unamortized interest and allowance for doubtful accounts.

	For the nine months ended	For the year ended
	September 30, 2007	December 31, 2006
	(Unaudited)
Notes receivable	$302,729	$2,290,378
Less: unamortized interest	(36,118)	(34,710)
Less: allowance for doubtful
accounts	(176,294)	(128,397)
Notes receivable, net	$90,317	$2,127,271

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Other receivables

Other receivables consist of various cash advances to unrelated companies and individuals which the management of the Company have business relationships. These amounts are unsecured, non-interest bearing and generally are short term in nature.

Advances to suppliers

Advances to suppliers consist of amounts paid in advance to contractors and vendors for services and materials that have not been performed or received and generally relate to the development and construction of residential units in the PRC. Advances amounted to $8,894,622493,570 as of September 30, 2007 and December 31, 2006 respectively.

Real estate held for development or sale

Real estate held for development or sale consist of residential and commercial units under construction and units completed. Construction in progress also includes cost associated in development and construction of Baqiao project. Real estate held for development or sale are stated at the lower of cost or net realizable value. If the real estate is determined to be impaired, it will be written down to its fair market value. Real estate held for development or sale costs include land use right, land development and home construction costs, engineering costs, insurance costs, wages, real estate taxes, and interest related to development and construction. All costs are accumulated by specific projects and allocated to residential and commercial units within the respective projects. The Company leases the land for the residential unit sites under land use rights with various terms from the government of the PRC. The Company evaluates the carrying value for impairment based on the undiscounted future cash flows of the assets. Write-downs of inventory deemed impaired would be recorded as adjustments to the cost basis. No Impairment loss was incurred or recorded for the nine months ended September 30, 2007 and 2006.

No depreciation is provided for construction in progress. Construction overhead and selling expenses are expensed as incurred.

Assets held for sale

The Company intends to sell one of its fixed assets which consists of 14,380 square meters of retail units with net book value of $12,563,133 as of September 30, 2007. There is no asset held for sale as of December 31, 2006.

Property and equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the nine months ended September 30, 2007 and 2006 amounted to $365,560 and $189,722, respectively. Estimated useful lives of the assets are as follows:

Estimated Useful Life
Buildings	30 years
Vehicles	6 years
Electronic equipment	5 years
Office furniture	5 years

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Major additions and betterment to property and equipment are capitalized.

Long-lived assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes there was no impairment of its long-lived assets as of September 30, 2007.

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

Advances from customers

Advances from customers represent prepayments by customers for home purchases. The Company records these prepayments as advances from customers when the payments are received. Advances from customers amounted to $3,954,755 and $2,902,426 at September 30, 2007 and December 31, 2006 respectively.

Other payables

Other payables consist of various cash advances to unrelated companies and individuals with whom management of the Company has business relationships. These amounts are not related to operations of the Company, are unsecured, non-interest bearing and generally are short term in nature. Other payables amounted to $4,323,990 and $2,572,838 as of September 30, 2007 and December 31, 2006, respectively.

Advertising costs

Advertising and sales promotion costs are expensed as incurred. Advertising expense totaled $398,776 and $425,200 for the nine months ended September 30, 2007 and 2006 respectively.

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Warranty costs

Generally, the Company provides all of its customers with a limited warranty period (half a year to 5 years) for defective workmanship. The Company accrues estimated warranty costs into the cost of its homes as a liability after each project is closed based on the Company's historical experience, which normally is less than 0.2% of total cost of the project. Any excess amounts are expensed in the period when they occur. Many of the items relating to workmanship are completed by the existing labor force utilized to construct other new houses and are therefore already factored into the labor and overhead costs of another project. Any significant material defects are generally under warranty with the Company's suppliers. Currently, the Company retains 5% of the total construction contract from the construction contractors for a period of one year after the completion of the construction. Such retention amounts will be used to pay for any repair expense incurred due to defects in the construction. The Company has not historically incurred any significant litigation requiring additional specific reserves for its product offerings. As of September 30, 2007 and December 31, 2006, the Company has accrued $0 and $68,682 as warranty costs, respectively.

Income taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At September 30, 2007 and 2006, there was no significant book to tax differences.

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

Local PRC income tax

The Company is governed by the Income Tax Law of the PRC concerning Chinese registered limited liability companies. Under the Income Tax Laws of the PRC, Chinese enterprises are generally subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region for which more favorable effective tax rates are applicable. The provision for income taxes at September 30 consisted of the following:

	2007	2006
	(Unaudited)	(Unaudited)
Provision for China income and local tax	$1,995,359	$4,455,191
Deferred taxes	-	-
Total provision for income taxes	1,995,359	4,455,191

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
The following table reconciles the U.S. statutory rates to the Company’s effective tax rate at September 30,

	2007	2006
U.S. statutory rates	$34.0%	34.0
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	33.0	33.0
Totals	33.0%	33.0

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law will replace the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs. The two year tax exemption and three year 50% tax reduction tax holiday for production-oriented FIEs will be eliminated. The Company is currently evaluating the effect of the new EIT law will have on its financial position.

Sales and additional taxes

In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (EITF No. 06-3)”. EITF No. 06-3 permits that such taxes may be presented on either a gross basis or a net basis as long as that presentation is used consistently. The adoption of EITF No. 06-3 on January 1, 2007 did not influence the Company’s consolidated financial statements. Taxes are presented within the scope of EITF No. 06-3 on a net basis.

All sales recognized are subject to sales and additional taxes of 5.61% and are payable to local government. This amount is included in cost of properties sold. Sales and additional taxes incurred for the nine months ended September 30, 2007 and 2006 were $1,368,509 and $2,828,621, respectively. Sales and additional taxes incurred for the three months ended September 30, 2007 and 2006 were $292,433 and $795,610, respectively.

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

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
Comprehensive income

Comprehensive income consists of net income and foreign currency translation gains and losses affecting shareholders’ equity that, under generally accepted accounting principles are excluded from net income. Gain (Loss) on foreign exchange translation totaled $1,745,926 and $ 26,815 for the nine months ended September 30, 2007 and 2006 respectively.

Derivative financial instruments

The Company accounts for its warrants in accordance with FAS No.133, “Accounting for Derivatives Instruments and Hedging Activity,” and EITF 00-19 which requires the warrants to be carried on the balance sheet at fair value and to mark to market at each reporting period. Under certain circumstances, the warrants are reported as liabilities on the balance sheet when issued and any changes in the fair value is reported in the income statement.

Recent pronouncements

In September 2006, FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No.157 ‘Fair Value Measurements’. This Statement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, it also establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board has previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on its financial statements.

In February 2007, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 159, ‘The Fair Value Option for Financial Assets and Financials Liabilities — Including an Amendment of FASB Statement No.115’. This standard permits measurement of certain financial assets and financial liabilities at fair value. If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date. Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 requires prospective application and the companies to establish certain additional presentation and disclosure requirements. The standard is effective as of the beginning of the fiscal year that begins after November 15, 2007. The Company is currently evaluating the provisions of SFAS No. 159 to determine the potential impact, if any; the adoption will have on the Company’s financial statements.

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

Note 4 - Supplemental disclosure of cash flow information

Income taxes paid amounted to $0 and $0 for the nine months ended September 30, 2007 and 2006 respectively. Interest (net of amount capitalized) paid for the nine months ended September 30, 2007 and 2006 amounted to $744,950 and $1,703,185 respectively.

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
Noncash operating activity included transfer of fixed asset as prepayment to one of the Company’s contractors at fair market value for $864,850 in 2007 with a book value of $166,593.

Noncash financing activities included issuance of 60,000 shares of common stock to an investor relations company in consideration of a one-year consulting service valued at $131,400 and issuance of 66,154 warrants to placement agents as compensations for the service provided. In addition, 123,845 warrants were exercised on a noncash basis resulting in the issuance of 29,377 shares of common stock.

Noncash financing activities also included reclassification of notes receivable from accounts receivable of $302,729 and paying off $4,679,783 loan due to original shareholders of New Land using inventory appraised at fair market value.

Note 5 - Real estate held for development or sale

The following summarizes the components of real estate inventories as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
	(Unaudited)
Finished projects	$28,118,570	$37,247,436
Construction in progress	26,151,798	9,730,650
Total real estate held for development or sale	54,270,368	46,978,086

Note 6 - Receivables, deferred charges and other assets

Receivables, deferred charges and other assets consist of the following as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
	(Unaudited)
Other receivable	$679,092	$1,282,831
Less: allowance for doubtful accounts	(275,097)	(301,920)
Prepaid expenses	58,691	5,128
Other Asset	32,625	-
Receivables, deferred charges & other assets	$495,311	$986,039

Note 7 - Intangibles

The Company’s intangibles consist of goodwill (see note 2 for goodwill) and exclusive development rights to acquire 487 acre of land use right in Shaanxi province.. As of September 30, 2007, the amount recorded for the exclusive development rights was $2,299,359. The future benefit of this exclusive right is valued at $36,451,800. The Company evaluates its intangible assets for impairment issues and whenever events or changes in circumstances indicate that the carrying value of its intangibles may not be recoverable from its estimated future cash flows. As of September 30, 2007, the Company believes there is no impairment issue on intangibles.

Note 8 - Property and equipment, net

Property and equipment consist of the following as of September 30, 2007 and December 31, 2006:

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
	September 30, 2007	December 31, 2006
	(Unaudited)
Building and improvements	$6,338,380	$18,255,045
Machinery and equipment	-	117,081
Transportation equipment	25,303	55,598
Furniture and fixture	225,044	95,519
	6,588,727	18,523,243
Less: accumulated depreciation	(976,853)	(821,347)
Property and equipment, net	$5,611,874	$17,701,896

Note 9 - Accounts receivable

Accounts receivable consist of the following as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
	(Unaudited)
Accounts receivable	$3,385,481	$3,149,633
Less: Allowance for doubtful accounts	(78,705)	(79,117)
Accounts receivable, net	$3,306,776	$3,070,516

Note 10 - Loans from employees

The Company has borrowed monies from certain employees to fund the Company’s construction projects. The loans bear interest ranging from 7% to 12% and the principal matures within one to three years. Loans from employees amounted to $1,879,208 and $1,037,842 as of September 30, 2007 and December 31, 2006, respectively.

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Note 11 - Loans payable

Loans payable represent amounts due to various banks and are due on demand or normally within one year. These loans generally can be renewed with the banks when expired. Loans payable consisted of the following as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
	(Unaudited)
Commercial Bank Weilai Branch
Due August 7, 2008, annual interest rate is at 9.945%, secured by the Company’s Xin Xing Gangwan, Xin Xing Tower and Ming Yuan projects	$5,066,667	$5,128,000

Shannxi International Trust investment Co.
Due on demand, annual interest is at 10.80%, secured by 14 units of the Company’s Xin Xing In House and Harbor projects	-	2,564,000

Shannxi International Trust investment Co.
Due on demand, annual interest is at 10.80%, secured by 14 units of the Company’s Xin Xing In House and Harbor projects	266,667	503,826

Merchant bank Xi’an high and new technology
Development zone branch, due June 27, 2007 annual interest is at 19.20%, secured by the Company’s Jun Jin Yuan project	-	403,830

Construction Bank Zhuque Road Branch
Due May 6, 2007, annual interest is at 6.21% secured by the Company’s Jun Jin Yuan project	-	4,107,528

Construction Bank Zhuque Road Branch
Due July 6, 2007, annual interest is at 6.21% secured by the Company’s Jun Jin Yuan project	-	2,564,000

Commercial Bank Weilai Branch
Due December 31, 2007, annual interest is at 9.79%, secured by the Company’s 24G project	6,018,667	6,410,000

Xi’an Rural Credit union Zao Yuan rd. Br, .
Due June 14, 2008, annual interest is at 9.527%, secured by the Company’s Jun Jing Yuan I, Han Yuan project and Xin Xing Tower Projects	3,333,333	-

Various loans on demand, to unrelated parties,
at various interest rate	7,342	1,525,668

Total	$14,692,676	$23,206,852

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
SEPTEMBER 30, 2007
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

The Company filed the registration statement registering the resale of shares of the Company’s Common Stock and those issuable upon exercise of the Warrants on August 21, 2006 and the registration statement was effective on September 14, 2006.

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

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in, a Company’s Own Stock,” the warrants contain a provision permitting the holder to demand payment based on a Black Scholes valuation in certain circumstances. Therefore, under EITP 00-19 and SFAS No. 133, the Company recorded the warrants as a liability at their fair value on date of grant and then marked them to $2,448,876 September 30, 2007. The change in fair value totaled $419,465 on fair value of warrants.

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

The Company has placed 510,000 shares of management owned common stock into an escrow as part of a “make good obligation.” This provision stipulates that in the event that the after-tax net income of the Company during fiscal year 2007 is less than $16.3 million and $35.8 million in fiscal 2008, management will distribute these escrow shares pro-rata to investors who participated in the May 7 private placement. This transaction qualifies for equity accounting under SFAS. 133.

The Company filed the registration statement registering the resale of shares of the Company’s Common Stock on June 22, 2007 and the registration statement was effective on July 5, 2007.

123,845 warrants at exercising price of $3.31 were exercised in July on a noncash basis resulting in the issuance of 29,377 shares of common stock.

Warrants

Following is a summary of the warrant activity:

	Warrants Outstanding	Warrants Exercisable	Weighted Average	Average Remaining
			Exercise Price	Contractual Life
December 31, 2006	309,612	3,309,612	$3.31	2.04
Granted	2,805,918	2,805,918	$4.50	4.60
Forfeited	-	-	-	-
Exercised	123,845	123,845	-	-
September 30, 2007	2,991,685	2,991,685	$4.37	4.41

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

The transfer to this reserve must be made before distributions of any dividends to shareholders. For the nine months ended September 30, 2007 and 2006, the Company appropriated $413,658 and $1,187,050, respectively to this surplus reserve.

Note 13 - Employee welfare plan

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The Company established a retirement pension insurance, unemployment insurance, health insurance and house accumulation fund for the employees during the term they are employed. The amount contributed to the fund is based on a certain percentage on the base salaries set forth by the provincial and city government. For the nine months ended September 30, 2007 and 2006, the Company had contributed in the amount of $29,293 and $11,195, respectively.

Note 14 - Earnings per share

Earnings per share for nine months ended September 30, 2007 and 2006 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

	September 30, 2007	September 30, 2006
	(Unaudited)	(Unaudited)
Net income for basic earning per share	2,552,145	8,932,435
Weighted average shares used in basic computation	25,723,046	18,536,120
Diluted effect of warrants	115,080	-
Weighted average shares used in diluted computation	25,838,126	18,536,120

Earning per share
Basic:	0.10	0.48
Diluted:	0.10	0.48

Note 15 - Commitments and contingencies

The Company leases part of its office space under long-term, non-cancelable operating lease agreements. The leases expire on 12/31/2008.

The following is a schedule of future minimum rental payments required under the operating lease agreements:

For Year Ending	Office Lease
September 30,
2007	$67,585
2008	67,585
$135,170

Rental expense for the nine months ended September 30, 2007 and 2006 amounted to $40,325 and $40,325, respectively.

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

Three Months Ended September 30, 2007 as Compared To Three Months Ended September 30, 2006

Revenue

We generated total revenues of $6,036,929 for the three months ended September 30, 2007, a decrease of $8,195,178 or 58% compared to $14,232,107 for the three months ended September 30, 2006. Tsining generated revenues of $5,739,382, including $4,201,050 contributed by Tsining-24G, $1,136,538 contributed by Tsining JunJing I, $435,727 for others. And $263,814 interest income for New Land’s municipal infrastructure construction investment. For the three-month period ended September 30, 2006, we had revenues of $5,655,135 contributed by Tsining-24G, $8,044,360 contributed by Tsining JunJing I, and $532,612 for other projects.

The reason for the revenue decrease of Tsining is that in the third quarter of 2006, 542,460 Sq. ft of JunJing I project was completed, and sales of units in JunJing I were recognized in earnings. No similar project was completed and therefore no similar revenues were recognized in 2007.

Revenue Contribution by Projects:
(All numbers in USD millions)

	3 months period ended September 30, 2007	3 months period ended September 30, 2006
Tsining-24G	$4.2	$5.6
Commercial	$4.2	$1.8
Residencial	$0	$3.8
JunJing Yuan I	$1.1	$8.0
Commercial	$0.2	$1.0
Residencial	$0.9	$7.0
Other old projects	$0.4	$0.5
New land	0.2
Total	$6.0	$14.2

On September 15, 2007, the Company began to offer select 'club members' the opportunity to secure a purchase right for a unit in the highly sought after JunJing Garden II development for an initial cash payment of 100,000 RMB or approximately $13,300 USD. The company provided 416 residential units for this event. As of September 30, 2007, over 250 units were pre-sold, covering 252ô707 Sq,ft, we received approximately $ 3 million deposit in cash, which was booked as Advance from Customers in Balance sheet of September 30, 2007. The total revenue of these 250 units will generate approximately 13 million, will be recognized after the projects is completed.

Revenue Mix by product categories:

          Broken down by product categories, for the three-month period ended September 30, 2007, 17% revenue was contributed by sales of residential properties, and 73% revenue was contributed by sales of commercial properties, 7% revenue was contributed by others including rental income and other income, and 3% was contributed by interest income. For the three-month period ended June 30, 2006, 78% revenue was contributed by sales of residential properties, and 21% revenue was contributed by sales of commercial properties, and 1% revenue was contributed by others including rental income and other income.

Costs and Expenses

The cost of properties sold for the three months ended September 30, 2007 was $ 3,019,240, a decrease of $6,746,610 or 69% compared to $ 9,765,850 for the three months ended September 30, 2006. This is in line with the 58% decrease in revenue from the sale of properties.

Other expenses for the three months ended September 30, 2007 was $ 20,153, a decrease of $70,970 compared to $ 91,123 for the three months ended September 30, 2006. This is in line with the revenue decrease for the three months ended September 30, 2007.

Our selling, general and administrative expenses for the three months ended September 30, 2007 was $886,405, a decrease of $376,243 or 30% compared to $ 1,262,648 c Selling, general and administrative expenses reflects our overhead expenses such as office rent, management and staff salaries, general insurance, accounting and legal expenses. We staff our sales department at fixed levels. As one project approaches the end of the sales cycle, the sales staff is shifted to the next project.

Loss-change in fair value of warrants for the three months ended September 30, 2007 was $408,262 compared to $0 for the three months ended September 30, 2006. On July 17, 2007, 123,845 of cashless warrants were exercised into 29,377 shares of common stock, which was generated $169,912 loss-change in the fair value of warrants. $247,245 loss-change in the fair value of warrants was generated by 2,991,685 warrants.

Interest Expense

We incurred interest expense for the three months ended September 30, 2007 of $1,120,150, an increase of $1,098,863 compared to $21,287 for the three months ended September 30, 2006. Capitalized interest for the three months ended September 30, 2007 was $393,741 and capitalized interest for the same period in 2006 was $416,740. As of September 30, 2007, there were $22,888,932 Payable to original shareholders of New Land, which generated $905,771 interest, and for the three months ended September 30, 2007, $679,328 interest was incurred.

Gross Profit & Margin

Our Gross Profit for the three months ended September 30, 2007 was $3,017,689 a decrease of $1,448,568 or 32% compared to $4,466,257 for the three months ended September 30, 2006. Our Gross margin for the three months ended September 30, 2007 was 50% an increase of 15% compared to 35% for the three months ended September 30, 2006. The reason was the difference of revenue mix. For the three-month period ended September 30, 2007, 73% revenue was contributed by sales of commercial properties, compared to 78% revenue was contributed by sales of residential properties for the three-month period ended June 30, 2006.

Net Income

Our net income for the three months ended September 30, 2007 was $-71,273, a decrease of $2,105,066 compared to $2,033,829 for the three months ended September 30, 2006. The reason for this decrease was as of September 30, 2007, the gross profit decreased $1,448,568, the interest expense increased $964,291, and warrants cost increased $408,261.

Nine Months Ended September 30, 2007 as Compared To Nine Months Ended September 30, 2006

Revenue

We generated revenues of $ 26,251,716 for the nine months ended September 30, 2007, a decrease of $24,375,285 or 48% compared to $50,627,001 for the nine months ended September 30, 2006. Tsining generated revenues of $25,987,902, including $21,816,495 contributed by Tsining-24G, $2,918,081 contributed by Tsining JunJing I, $1,219,392 for other projects, and $263,814 interest for New Land’s municipal infrastructure construction investment. For the nine-month period ended September 30, 2006, we had revenues of $36,592,762 for Tsining JunJing I, $11,970,034 for Tsining-24G, and $2,044,205 for other projects.

The reason of this decrease was, as of September 30, 2006, 9 buildings (1,249,252 sq.ft ) in JunJing Yuan I, and the one building (300,768 sq.ft) in 24G that were completed and all pre-sales of these areas were recognized into revenue in nine months of 2006. These recognized pre sales were contributed the most part of the revenues for the first quarter to the third quarter of 2006. No similar project was completed in 2007.

Revenue Contribution by Project:
(All numbers in USD millions)

	9 month period ended September 30, 2007		9 month period ended September 30, 2006
Tsining-24G	$21.8		$12.0
Commercial	$8.5		$6.9
Residencial	$13.4		$5
JunJing Yuan I	$2.9		$36.6
Commercial	$0.3		$1.2
Residencial	$2.6		$35.3
Other projects	$1.2		$2.0
New land	$0.2	$
Total	$26.2		$50.6

Revenue Mix by product categories:

By product categories, for the nine-month period ended September 30, 2007, 61% revenue was contributed by sales of residential properties, and 34% revenue was contributed by sales of commercial properties, 4% revenue was contributed by others including rental income and other income, and 1% revenue was contributed by New Land. For the nine-month period ended September 30, 2006, 82% revenue was contributed by sales of residential properties, and 17% revenue was contributed by sales of commercial properties, and 1% revenue was contributed by others including rental income and other income.

Costs and Expenses

The cost of properties sold for the nine months ended September 30, 2007 was $ 17,585,887, a decrease of $14,523,255 or 45% compared to $ 32,109,142 for the nine months ended September 30, 2006. This is in line with the 51% decrease in revenue from the sale of properties.

Other expenses for the nine months ended September 30, 2007 was $55,832, a decrease of $282,097 or 83% compared to $337,929 for the nine months ended September 30, 2006.

Our selling, general and administrative expenses for the nine months ended September 30, 2007 was $ 2,007,315, a decrease of $2,704,738 or 57% compared to $ 4,712,089 for the nine months ended September 30, 2006. Selling, general and administrative expenses reflects our overhead expenses such as office rent, management and staff salaries, general insurance, accounting and legal expenses. We staff our sales department at fixed levels. As one project approaches the end of the sales cycle, the sales staff is shifted to the next project.

Loss-change in fair value of warrants for the nine months ended September 30, 2007 was $419,465 compared to $0 for the nine months ended September 30, 2006. On July 17, 2007, 123,845 warrants were converted in a cashless exercise into 29,377 shares of common stocks, which was generated $169,912 loss-change in the fair value of warrants. $249,553 loss-change in the fair value of warrants was generated by 2,991,685 warrants.

Interest Expense

We incurred interest expense for the nine months ended September 30, 2007 of $1,501,105, an increase of $1,420,890 compared to $80,215 for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, capitalized interest for the same period was $1,072,185 and capitalized interest for the same period in 2006 was $1,473,416. Interest expense increased in 2007 as compared to 2006 since most projects were completed in 2006 and new projects did not start until second quarter of 2007, interest incurred during first quarter of 2007 was expensed rather than capitalized. As of September 30, 2007, there were $22,888,932 Payable to original shareholders of New Land, which generated $905,771 interest.

Gross Profit & Margin

Our Gross Profit for the nine months ended September 30, 2007 was $8,665,829 a decrease of $9,852,030 or 33% compared to $18,517,859 for the nine months ended September 30, 2006. Our Gross margin for the nine months ended September 30, 2007 was 33% a decrease of 4% compared to 37% for the three months ended September 30, 2006. The reason of decrease margin was for the nine-month period ended September 30, 2007, all the JunJing I remaining residential units was sold out. We gave certain discount for the last few transaction.

Net Income

Our net income for the nine months ended September 30, 2007 was $ 2,552,145, a decrease of $6,380,290 compared to $8,932,435 for the nine months ended September 30, 2006, which is a direct result of, 9 buildings (1,249,252 sq.ft ) in JunJing Yuan I, and the one building (300,768 sq.ft) in 24G that were completed as of September 30, 2006, and all pre-sales of these areas were recognized into revenue in the first , second and third quarters of 2006. These recognized pre sales were contributed the most part of the revenues for the first quarter to the third quarter of 2006.

Liquidity and Capital Resources

Our principal demands for liquidity are for development of new properties, property acquisitions and general corporate purposes. As of September 30, 2007, we had total mortgage indebtedness of $14,692,676 with a weighted average interest rate of 11.36% per annum, payable quarterly. Future scheduled maturities of mortgages payable are as follows: August 7, 2008 -- $5,066,667; September 20, 2008 -- $266,667; December 31, 2007 -- $6,018,667; June 14, 2008 -- $3,333,333. Various loans on demand- $7,342. The mortgage debt is secured by assets of the Company.

As of September 30, 2007, we had $3,745,870 of cash and cash equivalents on hand, an increase of $3,366,237 compared to $379,633 of cash and cash equivalents on hand as of December 31, 2006.

As of September 30, 2007, decrease in accounts payable was $ 2,291,251 and other payables was $ 486,759. Cash used for properties and equipment was $194,423. Receivables, deferred charges and other assets increased by $4,682,109 compared to $ -3,379,743 at December 31, 2006. Advances to suppliers decreased by $17,115,962 compared to $ 9,284,058 as of December 31, 2006. Most of it was the advance payment on Land related expenses for the JunJing II project. Accounts payable decreased $11,130,781 compared to $ 8,839,530 as of December 31, 2006, other payables decreased $1,514,640 compared to $1,027,881 as of December 31, 2006, and accrued expenses decreased $8,569,117 compared to $ 7,029,454 as of December 31, 2006, while advances from customers increased $31,076,574 compared to $ -30,161,309 as of December 31, 2006.

Our operating activities used cash of $5,330,059 for the nine months ended September 30, 2007. We had cash of $2,093,790 in investing activities during the three months ended September 30, 2007 primarily $2,037,505 for the Notes receivable funded. For the nine months ended September 30, 2007, cash provided in financing activities was $6,459,338.

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

Other Events

Beginning in mid September, the Company began to offer select 'club members' the opportunity to secure a purchase right for a unit in the highly sought after JunJing Garden II development for an initial cash payment of 100,000 RMB or approximately $13,300 USD. As of November 14, 2007, over 310 units were pre-sold, covering $15 million of revenue, by far, we have received approximately $4 million in cash as the deposit. The rest of payment will be got in the first quarter of 2008. China Housing will use these proceeds for working capital while recording these initial transactions as revenue and subsequent profit once the units are complete and the title is officially transferred to the new owner, which is anticipated to occur late next year. The buyers will be responsible for the approximate balance of $40,000 for each unit at the time of closing to officially consummate the sale with the Company recording approximately $14.0 million in 2008 revenue assuming all units close. There are risks that certain presale units may not come into final closings and if the transaction cannot close in 2008 a portion of the deposits maybe returned to customers. Presales are customary in China and enable developers to have visibility into sell- through rates, while providing access to capital to complete projects which augments overall internal rate of return.

On July 26, 2007, New Land and the administrative committee of Baqiao Technology and Industrial Park reached the <<Agreement on Acknowledgement of New Land’s Investment in Infrastructure and Compensation Settlement>>, which finalizes the arrangement for compensating New Land for its investment in infrastructure within Baqiao district for the period from July 16, 2003 to May 31, 2007, and the manner and terms of settlement. Specifically, the Baqiao district government will refund New Land its costs incurred for the infrastructure construction as assessed by independent appraiser plus interest accrued during above settlement period as well as 10% of the total costs as return on investment. The compensation will be in the form of deduction to New Land’s payable to the government for acquiring land usage rights and carried out by end of 2008. The agreement also applies to New Land’s further investment in infrastructure within the 487 acres land. In September 2007, New Land delivered the rubber dam it built to Baqiao district government, who issued New Land “Acknowledgement of Compensation for New Land's Investment in Infrastructure” for New Land’s riverway renovation work done for the period from July 16, 2003 to May 31, 2005 within Baqiao Technology and Industrial Park in the total amount of approximately $7,310,236, of which accrued interest and return on investment total approximately $3,803,141. The remaining infrastructure investment refund and return are in the process of being settled with the district government.

 Item 3. Controls and Procedures

The Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There were no changes in internal control over financial reporting (as defined in Rule 13a-15(e) under the Exchange Act) that occurred during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

China Housing & Land Development, Inc.

November 19 , 2007	By:	/s/ LU PINGJI
Lu Pingji Chief Executive Officer (Principal Executive Officer)

November 19 , 2007	By:	/s/ WAN YULONG
Wan Yulong Chief Financial Officer (Principal Financial and Accounting Officer)