Form 10-K
period 2007-12-31
China Housing & Land Development, Inc.
filed 2008-03-28
CIK 1303330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 333-105903

China Housing & Land Development, Inc.
(Exact name of registrant as specified in our charter)

NEVADA	20-1334845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6 Youyi Dong Lu, Han Yuan 4 Lou Xi'An, Shaanxi Province China 710054
(Address of principal executive offices) (Zip Code)

(Registrant's telephone number, including area code)
86-29-82582632

(Former name, former address and former fiscal year,
if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: none
Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $ .001 par value per share	Not applicable

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [_]   No [X]

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes [_]   No [X]

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.    Large accelerated filer [_] Accelerated filer [_] Non-accelerated filer [X]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [_]   No [X]

        As of March 20, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $126,595,930 based on the $4.20 as reported on the OTC Bulletin Board. Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 20, 2008
Common Stock, $ .001 par value per share	30,141,887 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
None	Not applicable

PART I

ITEM 1. BUSINESS

THE COMPANY

China Housing & Land Development, Inc. (CHLN, we, our, us, or the Company) was incorporated in the state of Nevada on July 6, 2004, as Pacific Northwest Productions Inc. On April 21, 2006, we entered into and completed a share purchase agreement with Xi’an Tsining Housing Development Co., Ltd. (Tsining ), a corporation formed under the laws of the People’s Republic of China on September 7, 1999. Pursuant to the purchase agreement, CHLN acquired all of the issued and outstanding capital stock of Tsining in exchange for 16,000,000 (post-split) shares of CHLN’s common stock.

Concurrently with the closing of the purchase agreement and as a condition thereof, CHLN entered into an agreement with Deljit Bains and Davinder Bains, our executive officers, pursuant to which they each returned 4,000,000 (post-split) shares (8,000,000 shares in total) of CHLN common stock to CHLN for cancellation. They were not compensated in any way for the cancellation of their shares of CHLN common stock. Upon completion of the foregoing transactions, CHLN had an aggregate of 20,000,000 shares of common stock issued and outstanding.

As a result of the merger, Tsining’s stockholders own approximately 80 percent of the combined company and the directors and executive officers of Tsining became the directors and executive officers of CHLN. Accordingly, the transaction has been accounted for as a reverse acquisition of CHLN by Tsining resulting in a recapitalization of Tsining rather than as a business combination. Tsining is deemed to be the purchaser and surviving company for accounting purposes.

Accordingly, our assets and liabilities are included in the balance sheet at their historical book values and the results of operations of Tsining have been presented for the comparative prior period. The historical cost of the net liabilities of CHLN that were acquired was $432. Pro forma information is not presented since the financial statements of CHLN are insignificant. In addition, on May 5, 2006, CHLN changed it name to China Housing & Land Development, Inc., and the stockholders approved a stock dividend of seven shares for each share held, which has been accounted for as an eight-to-one forward stock split. All shares and per share data have been restated retrospectively.

In March 2007, the Company acquired 100 percent equity of Xi’an New Land Development Co., LTD. The total purchase price for the acquisition is RMB 270 million, approximately $35 million. Xi’an New Land Development Co., LTD (“New Land”) was originally incorporated in September 2003 in Xi’an in Shaanxi province, China. In 2006, New Land entered into an agreement with Baqiao District Government of Xi’an to develop Baqiao Science & Technology Industrial Park, a provincial development zone in Shaanxi Province, under which New Land has the exclusive right to purchase and develop approximately 487 acres in Baqiao Park.

CHLN, through our two wholly owned subsidiaries, Tsining and New Land, is engaged in the development, construction, and sale of residential and commercial real estate unour, as well as land development in the People’s Republic of China (PRC or China). Tsining has completed a number of significant real estate development and construction projects in Xi’an, and is ranked the number 1 private developer in Xi’an. Tsining intends to continue investing in Xi’an, the Shaanxi province, and potentially in other developing urban markets in western China. New Land improves and develops land and performs infrastructure projects for local governments. The infrastructure work can include engineering and installation of water systems, roads, sewer systems, waterway damns and bridges, and public park facilities.

As payment for our infrastructure work, New Land often receives the best land in the development, which CHLN uses to construct and sell housing, retail business, and office unour.

From 1999 through 2007, CHLN’s sales grew more than 2,980 percent from $2.4 million in 1999 to $73.91 million in 2007 revenue, and net income has grown from a loss in 1999 to more than $16.69 million in 2007.

Our corporate offices are located at 6 Youyi Lu, Han Yuan 4th Floor, Xi’an, China. Our telephone number at that location is +86-29-8258-2632.

Industry Overview

People’s Republic of China

China has experienced rapid economic growth in the last 20 years. According to China’s Department of Commercial Affairs, China’s gross domestic product (GDP) achieved an annual growth rate of 10.53 percent from 2004 to 2007. According to the National Statistics Bureau of China, the GDP of China in 2007 was RMB 24,661.9 billion, up 11.40 percent over the previous year.

We believe that the primary reasons behind China’s strong economic growth are:

1.	A robust domestic consumer demand resulting from rising consumer confidence and higher disposable income,

2.	Increasing foreign direct investment after entry into the World Trade Organization, and

3.	Surging investments in China’s real estate and infrastructure, as exhibited by a boom in the real property market. We believe that a paradigm shift is taking place in China, characterized by major economic and political improvements, such as a de-politicization of the Chinese society, emerging entrepreneurial startups, growing private businesses, government-owned businesses that are being converted into private enterprises, publicly traded companies, an emerging unified national market, and China’s integration into the global value chain.

China Real Estate

Sustainable Structural Long-Term Growth — China’s real estate sector is in the early stage of our growth cycle, supported by rapid GDP growth, rising housing demand, and robust structural changes similar to those of Japan in the early 1970s and of Hong Kong of early 1980s. Hong Kong’s property market increased in value by 8 times between 1980-1997, or a compound annual growth rate of about 15 percent, while Japan’s property boom ran for more than 20 years from early 1970s to the early 1990s. There are many fundamental similarities among the growth paths of these economies.

China’s property bull market begun over five years ago and we expect the structural upward trend that supports growing demand for China’s real estate to continue for the next 10 years. The two key industry drivers for this growth in China are the dramatic migration of people from rural to urban areas and the rising per-capita disposable income in the cities.

China is in the midst of a rapid urbanization process. In 2006, there were more than 577 million Chinese living in urban areas, and they accounted for about 44 percent of total population of about 1.31 billion. The State Council of China estimated in 2007 that China’s urban population in 2020 would comprise about 870 million people or about 60 percent of the total population of 1.45 billion.

Another source, the United Nations’ report titled State of World Population 2007, states that about 18 million people in China are expected to migrate from rural to urban areas each year, and that the urban population would reach about 877 million in the next 10 years.

Regardless of which projection you prefer, it is reasonable to expect the migration into urban areas to continue, both because the promise of higher incomes and greater potential wealth attract people into the cities, and because larger-scale and more efficient agricultural methods demand relatively fewer people to do the farming.

With the robust housing demand created by the structural shift of the migration, the urban real estate market has been thriving and that trend is expected to continue.

Higher disposable incomes encourage home ownership – Rural dwellers are drawn to cities primarily by the potential of higher incomes and greater wealth, because urban jobs generally pay higher wages and salaries.

The National Bureau of Statistics of China reports on the upward trend of urban and rural per capita disposable income and living expenditures. This data confirms the economic attractiveness of the migration to urban areas.

Annual per capita disposable income and expenses (RMB)	2000	2001	2002	2003	2004	2005
Urban per capita
Disposable income of urban households	6280	6860	7703	8472	9422	10493

Consumption expenditures of urban households	4998	5309	6030	6511	7182	7943
Net increase in wealth, urban	1282	1551	1673	1961	2240	2550

Rural per capita
Disposable income of rural households	2253	2366	2476	2622	2936	3255
Living expenditures of rural households	1670	1741	1834	1943	2185	2555

Net increase in wealth, rural	583	625	642	679	751	700

China Real Estate: Red Hot but Still Undervalued — Despite the significant appreciation of property prices in China in recent years, comparative analysis of fundamental factors indicate prices are still reasonable.

Studies have shown that a key underlying growth driver for healthy property market growth is per capita GDP. Recent International Monetary Fund studies report that China’s recent property appreciation is supported by strong personal economic growth. When compared using “Price per capita GDP” in the U.S. and India, China’s property market appears undervalued. For example, although Shanghai represents the very high end property market in China, India’s Mumbai (Bombay) has seen real estate prices grow to more than twice those of Shanghai, even though China has higher economic growth.

Growth in 2nd-tier 3rd-tier Markets – As the rapid economic growth in eastern China has created a healthy environment for the advancement of the coastal real estate property market in recent years, the ripple effect of economic growth in the second-tier cities should engender similar catalysts for their respective real estate market growth.

In search of lower costs, an educated talent pool, and new markets, multinational corporations have begun to branch out of mega cities like Beijing, Shanghai, and Shenzhen, and into neighboring and inland cities. Intel, for example, has opened a development center in Chengdu, while the Liberty Mutual Group, the U.S. insurance giant, has chosen Chongqing for our Chinese headquarters instead of Beijing or Shanghai. Unilever has relocated our Chinese headquarters from Shanghai to a neighboring province of Hefei due to our low labor and land costs and strategic location.

The wealth gap is expected to narrow between the first – and second-tier cities. Rising disposable income in these cities has lured top luxury goods manufacturers including LVMH Group to expand aggressively into key second-tier cities. The Chinese government has also been instrumental in stimulating regional growth by designating certain second-tier regions as priority zones. These actions are benefitting Xi’an and the other chosen markets of the Company.

Riding the second wave of economic growth in second – tier cities, including Xi’an, institutional real estate investors have begun to tap into these undervalued growth markets, increasingly focused on Central and Western China. These investors also often become our customers and clients.

City of Xi’an: First Class in the Second Tier — Xi’an’s gross domestic product in 2007 grew 14.6 percent, compared to 11.4 percent for all of China. As the ripple effect of economic growth continues to permeate second-tier cities and create a healthy environment for real estate development, leading indicators are signaling imminent growth in local property markets.

Growth factors include the transition of certain industries to value-added business, especially high-technology and services, rising per capita GDP, increasing foreign investments, expanding foreign retailing and hotel presence, and a concerted effort by the local government to create clear strategies, institute policies, and invest in the necessary infrastructure to create a favorable investment environment. The city of Xi’an has demonstrated all of these characteristics.

•	Transformation and Urbanization Xi’an served as the capital of China during 13 dynasties (from West Zhou in 1066 BC to Tang in 907 AD) and is well-known for our terracotta warriors and other famous historical landmarks. With our rich heritage, today the city’s economic foundation includes the high-technology, pharmaceutical, military, aerospace, tourism, and advanced education industries.

Xi’an also is being transformed into a high-tech international city that offers a large and educated work force. Xi’an boasts the third largest university-educated workforce in China, making it a hotbed for R&D, high-tech manufacturing, and information technology solutions.

Xi’an has begun to attract well-known high-tech companies, including IBM, Applied Materials, Micron Technology, and Infineon. Applied Materials, for example, has committed $255 million for Phase I of our R&D center in Xi’an, a facility that will design and develop equipment for semiconductor chip manufacturing. Micron Technology has invested $250 million in Xi’an for packaging and testing of semiconductor chips.

Furthermore, Xi’an has been designated by the Chinese government as one of five China Outsourcing Bases, giving added credibility as it scales-up IT research and development, production, outsourcing, and services to duplicate and rival the success of India. Similar to Bangalore and Hyderabad, the Xi’an government is carving out a niche in IT outsourcing by creating the 400,000 square meter Xi’an Software Park. The Park has already attracted top software and technology players, including IBM, which is the government’s joint venture partner in creating the software park. Sybase, SPSS, Nortel, Fujouru, and NEC are already operating in the Park. The Xi’an government anticipates that the city’s IT outsourcing workforce will grow from the current 50,000 to 200,000 by 2010.

The Xi’an government has a clear master plan for the next ten years to foster economic transition and urbanization. For example, Xi’an is now limiting development in the city’s famous historical Gated Wall City (or Inner Ring), which will be revamped primarily for tourism. The city plans to redirect about 450,000 people from the Inner Ring to the Second, Third, and Fourth Rings.

One of the most ambitious plans is the development of a new satellite city about 8 kilometers from Xi’an’s center in the District of Baqiao. The new urban area is targeting 900,000 middle-to-upper income residents and firms in industries that include R&D, services, and high-technology, as well as the Chinese headquarters of multinational corporations. Leveraging our natural resources, the Cha Ba ecological region, and new city’s access to important transportation arteries (five major highways, three railways, and a pending subway system will connect the airport, Xi’an inner city, Baqiao, and the Terracotta Warriors), Baqiao has the potential to duplicate the economic success of Shanghai’s Pudong as Xi’an expands beyond our core geographic region and also embraces new value-added industries.

•	Emerging To Be An International City Xian’s government has been proactive in enhancing our international image with the planned hosting world class events like the Euro-Asia Economic Forum and the Formula One Powerboat World Championship. The city has also revamped our tourism infrastructure to increase international travelers and is attracting large foreign retailers.

In November 2007, Xi’an hosted the Euro-Asia Economic Forum in Baqiao, where high level delegates from different countries held discussions on economic issues related to energy, finance, tourism, and other cooperative industries. Baqiao became the permanent venue for the Euro-Asia Economic Forum. On October 5th, 2007, Xi’an hosted the Formula One (F1) Powerboat World Championship on the waterfront of Baqiao close to CHLN’s development site.

To attract international tourists, Xi’an is leveraging our famous historical and cultural significance. Xi’an has totally revamped our tourism infrastructure in various ways including the redevelopment of our famous Terra-cotta theme park and by inviting the subsidiary of China’s largest construction company on a RMB20 billion ($2.5 billion) project to build a theme park and implement a residential and commercial redevelopment project on the grounds of famous Daminggong Palace ruins which was built 1,300 years ago during the Tang Dynasty.

The “big box” retailers are entering Xi’an, including Wal-mart, Carrefour of France and Metro of Germany. The allure of Xian’s historical mystic and economic potential has also brought top luxury brands including Louis Vuitton, Gucci, Prada, and Vesace to Xi’an.

Attracting World-class Investors Property markets in nearly all of China’s major cities have benefited from capital investment by major international developers, especially those from Hong Kong. Xi’an is no exception. Top Hong Kong developer Henderson Land has signed agreements to develop two residential projects in Xi’an. Partnering with Surbana, a unit of Singapore’s Temasek, Henderson plans to develop a 30,000 residential unit project with a GFA of 16.5 million sq. ft. and a budgeted cost of 5 billion yuan. Henderson will develop 1,200 unour for the second project with an estimated cost of 1.3 billion yuan. The former project gives Baqiao a vote of confidence as Henderson Land and Temasek are two of the leading property developers/investors in Asia. With developments adjacent to CHLN’s site, the latter project will benefit the company’s JunJing II residential project, in our view. Furthermore, as CHLN’s land was acquired at substantial lower cost, we expect healthy margins from JunJing II project when construction is complete.

•	Prices Catching Up To Fundamentals Strong demo-economic factors including emerging high-tech industries and increasing foreign capital inflow bode well for Xian’s future growth. Xi’an experienced a five year GDP CAGR of 14.6 percent. With average living area only 157 sq.ft per person in Xi’an, compared to 268 sq. ft for the nation’s average, the Xi’an government aims to create 1.26 billion sq. ft. of new development by 2020, creating significant opportunity for property developers. Despite the strong economic growth and rising housing demand, real estate prices in Xi’an are less than half of those in the mega cities like Shanghai, Beijing, and Shenzhen. We expect the price gap to narrow as foreign investment increases and urbanization accelerates in Xi’an. Xi’an and nearby real estate prices have already began to show meaningful increases as the city’s improving fundamentals justify higher valuations. Although still substantially below those of the first-tier cities and below that of another major Central/Northwestern city Chengdu, the real estate prices of Xi’an have shown meaningful increases in 2007.

Business

A.	Completed Property Development Projects

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

1) Tsining Mingyuan: 8 East Youyi Road, Xian. The construction area is 473,627 square feet. Mingyuan is a residential complex consisting of 303 apartments ranging from two to four bedrooms and 950 to 1,800 square feet in size. Construction commenced in March 1998 and was completed in April 2000. In total, the project generated total sales of US$19.98 million with an average price of US$42 square foot.

2) Lidu Mingyuan: 25 East Mutoushi, Xian. Located in the prime commercial area near the historic Bell Tower. The project covers 1.3 acres, a building area of 86,114 square feet, and 56 apartments ranging from two to four bedrooms. The project began in October 2000 and was completed in November 2001. With an average price of US$47 per square foot, total sales were US$4.32 million.

3) Tsining Hanyuan: 6 East Youyi Road, Xian. Located in the south of Xian, noted for our schools and universities. The project was started in February 2002 and completed in December 2003. It is comprised of 238 two and three bedroom apartments ranging from 1,140 to 1,800 square feet and covering a total construction area of 346,799 square feet. The apartments sold at an average price of US$41 per square foot generating total sales of US$14.05 million.

4) Tsining Home IN: 88 North Xingqing Road, Xian. Located near the city center, the Home IN project consists of 215 two and three bedroom western-style apartments ranging from 1,120 to 1,920 square feet in size. Total construction area is 248,385 square feet. The project, completed in December 2003, generated sales of US$50 per square foot for a total of US$12.65 million in total sales.

5) Tsining GangWan: 123 Laodong Road, Xian. Less than one mile from the western hi-tec industrial zone, GangWen spans three acres and is comprised of eight buildings with a total construction area of 510,812 square feet. The project began in April 2003 and was completed in December 2004. GangWan has apartments ranging from one to three bedrooms and 430 to 1,430 square feet in size. There are 466 apartments. Total sales were US$ 18.27 million with an average price of US$31 per square foot.

B.	Projects Currently Under sale

The following are projects under sales which will contain both residential housing as well as hotel and retail space available for rent. We have completed both projects in 2006. The sales of first three projects are contributed to our 2007‘s revenue:

1) Tsining 24G: 133 Changle Road, Xian. 24G is an redevelopment of an existing 26 floor building, located in the center of the most matured and developed commercial belt of the city. This upscale development will include secured parking, cable TV, hot water, air conditioning, natural gas access, internet connection, and exercise facilities. This project was awarded “The Most Investment Potential Award in Xi’an city ” in 2006, Its target Customer: White collar workers, small business owners and traders, entrepreneurs. Total square footage available for residential use was 239,173,covering 372 one to three bedroom serviced apartments ranging from 387 to 1,936 square feet. In addition to the residential housing, The commercial area of 24G covers 199,395 square feet, will house electronic products retailers, clothing stores, convenience stores and restaurants in our ground-level retail space.. The project started construction in June 2005 and was completed in June 2006. 24G contributed US$25.20 million to 2007 revenue.

2) Tsining JunJing Garden I: 369 North Jinhua Road, Xian. It’s the first German style Residential & Commercial Community in Xi’an, designed by the world-famous WSP architect design house. Its target Customer is local middle income families. The project has 15 residential apartment buildings consisting of 1,230 one to five bedroom apartments, ranging from 505 to 3,787 square feet in size. The Garden will feature secured parking, cable TV, hot water, heating systems, and access to natural gas. Total square footage available for residential use was 189,772 JunJing Garden I was also a commercial venture that will house small businesses serving the needs of JunJing Garden I residents and surrounding residential communities. Total commercial space was 289,100 square feet, and we expect to remain 128,273 square feet of commercial space to house a supermarket and other retailers generating annual rental income. The project was completed in September 2006. JunJing Garden I contributed US$8.96 million to 2007 revenue.

3) Baqiao New Development Zone. On March 9, 2007, we entered into a Shares Transfer Agreement with the shareholders of Xi’an New Land Development Co., Ltd. (New Land), pursuant to which the Registrant has acquired 32,000,000 shares of New Land, constituting 100 percent equity ownership of New Land. This acquisition give the company to secure an exclusive right to develop and sell 487 acres of land in a newly designated satellite city of Xi’an.e, and represents a major growth opportunity for the Company. Xi’an city has designated Baqiao as a major resettlement zone where it expects 900,000 middle to upper income people to settle into this area. Xi’an government intends to generate the similar type of success that Pudong has done for Shanghai as it has engendered new economic dynamics into Shanghai and created a new satellite city that supplements the housing demands of a growing Shanghai. The Xi’an municipal government plans to invest 50 billion RMB (over $6 billion) in infrastructure in this area. The construction of a large-scale public wetland park is well underway that will embellish the natural environment surrounding Baqiao. Through New Land’s subsidiary we have sold approximately 18.4 acres of land to another developer, generate about $24.41 million revenue. This further validated our hybrid business strategy. We plan to start co-develop and self develop the rest of the land in the coming years.

4) JunJing Garden II: 38 East Hujiamiao, Xian Set on 18 acres of land. It’s the first Canadian style residential community with “green and energy-saving” characters, and won “National Energy Saving Project”. Its target Customer: local middle income family. Located near JunJing Garden I, this complex will consist of 2,119 one to five bedroom apartments. The apartments will offer secured parking, cable TV, hot water, heating systems, and access to natural gas. Set on 18 acres, total square footage available for sale is expected to be 2,624,557 Square Footage ,residential will be 2,520,508 Square Footage and commercial will be 104,049 Square Footage. The project started construction in July 2007 and plan to be completed In December 2009. In September, 2007, the Company began to offer select ‘club members’ the opportunity to secure a purchase right for a unit in the highly sought after JunJing Garden II development for an initial cash payment of 100,000 RMB or approximately $13,300 USD. As of December 31, over 310 unour were pre-sold, covering $15 million of revenue, by far, we have received approximately $4 million in cash as the deposit, which recorded as advance from customer. The balance of payment will be received in 2008.

C.	PROJECT DEVELOPMENT PIPELINE

We have purchased the additional parcel of land in Xian in anticipation of beginning development of the following residential properties. The completion of such projects is subject to adequate financing, permour, licensing and market conditions:

1) Yijing Garden: 14 Jiangong Road, Xian. Set on 15 acres of land, Yijing Garden Located at one of the best residential area in the city, surrounded by universities and park. We had got the certificate for land use in 2004. Its target Customer: Middle/High income family. Yijing Garden will consist of 1,500 apartments ranging from two to four bedrooms. Total square footage will be 2,039,793. Secured parking, cable TV, hot water, heating systems, and access to natural gas will be included. Construction is set to begin in October 2008 and be completed December 2010.

Customers

Middle income families comprise the Company’s primary residential customer group and represent the fastest growing segment in Xi’an as well as China in general. The annual income for the middle-income family targeted by the Company ranges between RMB100,000 and RMB200,000. Xian’s per capita GDP has grown at a 12.7 percent CAGR (reflecting 14.6 percent GDP growth and 1.6 percent annualized population growth) during the past five years with continued growth anticipated over the next five years with the strengthening of Xi’an’s economic and cultural significance in the Central/Northwest part of China. The middle-market niche segment partially insulates the company from direct competition with the international and national developers in Xi’an that are targeting primarily the high-end market due to their high cost structure and brand recognition.

Marketing

The company currently has seven sales managers and over thirty primarily commission driven direct sales personnel that are on-site to service prospective clients. It has a marketing campaign that includes television, radio, billboard, and internet. The company also has membership program (e.g. Gold and Silver member) where existing and potential customers can pay for “points” at a discount that can be redeemed for the purchase of property unour later on. The program has been very popular and provides good indication of project sales and creates better cash liquidity for the company. the Company has been focusing on building brand equity and has hired a third party evaluation company to survey both existing and potential customers in terms of the company’s services, recognition of our “Tsining” brand, etc. Every year the company has been rated between 80-85 percent in terms of customer satisfaction.

Suppliers

The supply of land is controlled by the government. There are generally three ways in which we acquire land.

•	Purchase by auction held by the Land Consolidation and Rehabilitation Center;

•	Purchase by auction held by court under bankruptcy proceedings;

•	Merger with or acquisition of a state-owned enterprise that controls developable land.

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

Research and Development

We have not had any material research and development expenses over the past two years. Due to the characteristic of the housing and land development industry, “R&D” consists of marketing research. The funding of all marketing research is expected to come from operating cash flow.

Governmental and Environmental Regulation

To date, we have been compliant with all registrations and requirements for the issuance and maintenance of all licenses required by the applicable governing authorities in China. These licenses include:

o  “Level 1 Qualification Certificate for Real Estate Development” authorized by the Shaanxi Construction Bureau, effective from December 20, 2006 to December 20, 2009. License No: JianKaiQi (2006) 603. The housing & land development process is regulated by the Ministry of Construction and authorized by the local offices of the Ministry. Each development project must obtain the following licenses:

o  "License for Construction Area Planning" and "License for Construction Project Planning", authorized by Xian Bureau of Municipal Design;

o  “Building Permit” authorized by the Committee of Municipal and Rural Construction;

After construction is complete, the project must obtain a validation certificate. There are various standards that must be met to obtain this certificate. These standards are regulated by Local Ministry of Construction Bureau.

Housing and land development sales companies are regulated by the Ministry of Land & Natural Resources and authorized by the local office of the Ministry. Each project also has to be authorized and must obtain a “Commercial License for Housing Sale” from the Real Estate Bureau.

Competition

The real estate development business in China is organized into four levels under the structure of the “Qualification Certificate for Real Estate Development Enterprise.” The starting level is Level 4 (see table below). Dependent upon our registered capital, the number of years of industry experience, the area of land it has developed and our safety record, a company may climb the scale to participate in larger projects. However, only one level may be ascended per year.

	Registered Capital (million)	Experience (years)	Developed Area (square feet)	Other	Time for license to be authorized
Level 1	US$6.25	5	3,229,278	No
Level 2	US$2.5	3	1,614,639	Severe	20 Days
Level 3	US$1	2	538,213	Accident
Level 4	US$0.125	1	N/A

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

There are developers of various scale targeting the Xi’an real estate market, including pure developers, subsidiaries of traditional industries and municipal government real estate development companies. In general we have divided them into three categories: local, national and international. The national and international developers tend to limit themselves to the high end residential markets in Xi’an, targeting annual family income above RMB300,000, whereas the Company focuses on the middle tier with annual income between Y100,000 and Y250,000.

•	Local — The local Xi’an development market is fragmented with close to 350 listed developers, most of which are of small scale and scope and currently do not have active development projects. CHLN is one of the three Level I rated developers in Xi’an. The other two major local companies are government related and are publicly listed in Shanghai Stock Exchange. Tande Co. (Tiandiyuan) is considered the largest developer in Xi’an. It is a government affiliated company that has been targeting primarily the High-tech Development Zone. Real estate represents about 70 percent Tande’s 2006 revenue, which totaled RMB914 million (or US$122 million.). Its total net margin was 7.8 percent. It was able to purchase land at substantial discount in the 1990‘s through private negotiation, which is now prohibited due to the new real estate law which requires public auction of land sales in China. CHLN has not seen any direct competition with Tande as the Company focuses mainly on the East and South part of Xi’an whereas Tande targets primarily the Southwestern part of Xi’an. Shaanxi International Trust & Investment Corp (SITIC) is another large local company that’s involved in real estate primarily through investments via SOE property companies. Its total 2006 revenue was RMB143 million (or US$19 million), with real estate revenues represent about 85 percent of total revenues and financial services represent the rest. Its overall net margin was about 7 percent in 2006. The Company has not seen direct competition with SITIC. The two companies have actually cooperated on 24G, in which SITIC was the guarantor for the debt of the original project and has worked out the debt agreement with the Company to continue the project. With the new stringent government policy striving to enhance buyers’ services and reduce property development speculation, many smaller local developers are finding it harder and harder to survive when faced with increased regulatory oversight, weakened ability to borrow, and enhanced international competition. This presents an attractive opportunity for well financed and managed companies to acquire the ones with attractive land bank.

•	National/regional – Although fewer in numbers, the larger scale national developers have increased their presence in Xi’an, including Greenland, Guangzhou R&F, Gemdale, China Overseas & Land. Guangzhou R&F has a high end residential development called Xi’an R&F City with 1.1million GFA near the Third Ring on the southeast side of the city. The project has several phases to be constructed over the next 2-3 years and targets high income families (e.g. over RMB300,000 yearly salary) and comprised of spacious unour that can be over 170 square meter, with average price over Y5,500/ square meter. China Overseas & Land (COLI), one of the largest national developers, completed the development of “Classic Palais Ph2” with 1.58 million sq.ft, and is expected to complete in 2007 a 7.0 million sq.ft GFA project called Qu Jiang. Gemdale, a Shenzhen based developer, has a high end residential project with land area of 44,254 square meter in the new vacation district in southeast part of Xi’an. The project has a registered capital of Y150million and is comprised primarily of low rises and villas. Greenland (based in Shanghai) has a mixed-use project north of Xi’an High-Tech Zone. It has a total construction area of 1.2 million square meter comprised of 650,000 square meter mid-high end residential and 550,000 square meter commercial development. Most of these national players target the higher end markets due to their higher cost base and better name recognition.

•	International – Top Hong Kong and Singapore developers are discovering Xi’an. Hong Kong’s Henderson Land and Singapore’s Temasek are working on a 30,000 unit joint project in Baqiao, with construction estimated to begin in end of 2007 or early 2008. Henderson also has a second project adjacent to the Company’s JunJing Garden II project. Hutchinson Whampoa, owned by Hong Kong tycoon Li-kai Shing has a high end residential development north of Xi’an High-Tech Zone. Although these brand name Asian developers may present competition in terms of acquisition of land, over the long run, we believe they help to bring a higher standard of living and higher real estate valuations to Xian’s market.

Employees

As of December 31, 2007, we employed a total of 61 employees in the following capacities: 5 management, 6 administrative, 28 operational, 8 sales, 6 planning and 8 finance. We believe that we have a good working relationship with our employees. We are not a party to any collective bargaining agreements. At present, no significant change in our staffing is expected over the next 12 months. All employees are eligible for incentive-based compensation

Item 1A. RISK FACTORS

The investment in our company has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and the other information in this prospectus. If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could go down. This means you could lose all or a part of your investment.

Risks Related to Our Business

Our home sales and operating revenues could decline due to macro-economic and other factors outside of our control, such as changes in consumer confidence and declines in employment levels.

Changes in national and regional economic conditions, as well as local economic conditions where the Company conducts our operations and where prospective purchasers of our homes live, may result in more caution on the part of homebuyers and consequently fewer home purchases. These economic uncertainties involve, among other things, conditions of supply and demand in local markets and changes in consumer confidence and income, employment levels, and government regulations. These risks and uncertainties could periodically have an adverse effect on consumer demand for and the pricing of our homes, which could cause our operating revenues to decline. In addition, builders are subject to various risks, many of them outside the control of the homebuilder including competitive overbuilding, availability and cost of building lots, materials and labor, adverse weather conditions which can cause delays in construction schedules, cost overruns, changes in government regulations, and increases in real estate taxes and other local government fees. A reduction in our revenues could in turn negatively affect the market price of our securities.

An increase in mortgage interest rates or unavailability of mortgage financing may reduce consumer demand for the Company’s homes.

Virtually all purchasers of our homes finance their acquisitions through lenders providing mortgage financing. A substantial increase in mortgage interest rates or unavailability of mortgage financing would adversely affect the ability of prospective homebuyers to obtain the financing they would need in order to purchase our homes, as well as adversely affect the ability of prospective move-up homebuyers to sell their current homes. For example, if mortgage financing became less available, demand for our homes could decline. A reduction in demand could also have an adverse effect on the pricing of our homes because we and our competitors may reduce prices in an effort to better compete for home buyers. A reduction in pricing could result in a decline in revenues and in our margins.

We could experience a reduction in home sales and revenues or reduced cash flows if we are unable to obtain reasonably priced financing to support our homebuilding and land development activities.

The real estate development industry is capital intensive, and development requires significant up-front expenditures to acquire land and begin development. Accordingly, we incur substantial indebtedness to finance our homebuilding and land development activities. Although we believe that internally generated funds and current borrowing capacity will be sufficient to fund our capital and other expenditures (including land acquisition, development and construction activities), the amounts available from such sources may not be adequate to meet our needs. If such sources are not sufficient, we would seek additional capital in the form of debt or equity financing from a variety of potential sources, including bank financing and/or securities offerings. The availability of borrowed funds, to be utilized for land acquisition, development and construction, may be greatly reduced, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with new loans. The failure to obtain sufficient capital to fund our planned capital and other expenditures could have a material adverse effect on our business.

We are subject to extensive government regulation which could cause it to incur significant liabilities or restrict it business activities.

Regulatory requirements could cause us to incur significant liabilities and operating expenses and could restrict our business activities. We are subject to statutes and rules regulating, among other things, certain developmental matters, building and site design, and matters concerning the protection of health and the environment. Our operating expenses may be increased by governmental regulations such as building permit allocation ordinances and other fees and taxes, which may be imposed to defray the cost of providing certain governmental services and improvements. Any delay or refusal from government agencies to grant us necessary licenses, permour and approvals could have an adverse effect on our operations.

We may require additional capital in the future, which may not be available on favorable terms or at all.

Our future capital requirements will depend on many factors, including industry and market conditions, our ability to successfully implement our new branding and marketing initiative and expansion of our production capabilities. We anticipate that we may need to raise additional funds in order to grow our business and implement our business strategy. We anticipate that any such additional funds would be raised through equity or debt financings. In addition, we may enter into a revolving credit facility or a term loan facility with one or more syndicates of lenders. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. Even if we are able to raise capital through equity or debt financings, as to which there can be no assurance, the interest of existing shareholders in our company may be diluted, and the securities we issue may have rights, preferences and privileges that are senior to those of our common stock or may otherwise materially and adversely effect the holdings or rights of our existing shareholders. If we cannot obtain adequate capital, we may not be able to fully implement our business strategy, and our business, results of operations and financial condition would be adversely affected. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In addition, we have and will continue to raise additional capital through private placements or registered offerings, in which broker-dealers will be engaged. The activities of such broker-dealers are highly regulated and we cannot assure that the activities of such broker-dealers will not violate relevant regulations and generate liabilities despite our expectation otherwise.

We depend on the availability of additional human resources for future growth.

We are currently experiencing a period of significant growth in our sales volume. We believe that continued expansion is essential for us to remain competitive and to capitalize on the growth potential of our business. Such expansion may place a significant strain on our management and operations and financial resources. As our operations continue to grow, we will have to continually improve our management, operational and financial systems, procedures and controls, and other resources infrastructure, and expand our workforce. There can be no assurance that our existing or future management, operating and financial systems, procedures and controls will be adequate to support our operations, or that we will be able to recruit, retain and motivate our personnel. Further, there can be no assurance that we will be able to establish, develop or maintain the business relationships beneficial to our operations, or to do so or to implement any of the above activities in a timely manner. Failure to manage our growth effectively could have a material adverse effect on our business and the results of our operations and financial condition.

We may be adversely affected by the fluctuation in raw material prices and selling prices of our products.

Our projects and the raw materials we use have experienced significant price fluctuations in the past. There is no assurance that they will not be subject to future price fluctuations or pricing control. The land and raw materials we use may experience price volatility caused by events such as market fluctuations or changes in governmental programs. The market price of land and raw materials may also experience significant upward adjustment, if, for instance, there is a material under-supply or over-demand in the market. These price changes may ultimately result in increases in the selling prices of our products, and may, in turn, adversely affect our sales volume, revenue and operating profit.

We could be adversely affected by the occurrence of natural disasters.

From time to time, our developed sites may experience strong winds, storms, flooding and earth quakes. Natural disasters could impede operations, damage infrastructure necessary to our constructions and operations. The occurrence of natural disasters could adversely affect our business, the results of our operations, prospects and financial condition, even though we currently have insurance against damages caused by natural disasters, including typhoons, accidents or similar events.

Intense competition from existing and new entities may adversely affect our revenues and profitability.

In general, the property development industry is intensely competitive and highly fragmented. We compete with various companies. Many of our competitors are more established than we are and have significantly greater financial, technical, marketing and other resources than we presently possess. Some of our competitors have greater name recognition and a larger customer base. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. We intend to create greater awareness for our brand name so that we can successfully compete with our competitors. We cannot assure you that we will be able to compete effectively or successfully with current or future competitors or that the competitive pressures we face will not harm our business.

Our operating subsidiary must comply with environmental protection laws that could adversely affect our profitability.

We are required to comply with the environmental protection laws and regulations promulgated by the national and local governments of the People’s Republic of China (PRC or China). Some of these regulations govern the level of fees payable to government entities providing environmental protection services and the prescribed standards relating to the constructions. Although our construction technologies allow us to efficiently control the level of pollution resulting from our construction process, due to the nature of our business, waste are unavoidably generated in the processes. If we fail to comply with any of these environmental laws and regulations in the PRC, depending on the types and seriousness of the violation, we may be subject to, among other things, warning from relevant authorities, imposition of fines, specific performance and/or criminal liability, forfeiture of profour made, being ordered to close down our business operations and suspension of relevant permour.

Our success depends on our management team and other key personnel, the loss of any of whom could disrupt our business operations.

Our future success will depend in substantial part on the continued service of our senior management, including Mr. Lu Pingji, our Chairman and Chief Executive Officer, and Mr. Feng Xiaohong, our Chief Operational Officer. The loss of the services of one or more of our key personnel could impede implementation of our business plan and result in reduced profitability. We do not carry key person life or other insurance in respect of any of our officers or employees. Our future success will also depend on the continued ability to attract, retain and motivate highly qualified technical sales and marketing customer support. Because of the rapid growth of the economy in the People’s Republic of China, competition for qualified personnel is intense. We cannot guarantee that we will be able to retain our key personnel or that we will be able to attract, assimilate or retain qualified personnel in the future.

Risk Relating to the Residential Property Industry in China

We are heavily dependent on the performance of the residential property market in China, which is at a relatively early development stage.

The residential property industry in the PRC is still in a relatively early stage of development. Although demand for residential property in the PRC has been growing rapidly in recent years, such growth is often coupled with volatility in market conditions and fluctuation in property prices. It is extremely difficult to predict how much and when demand will develop, as many social, political, economic, legal and other factors, most of which are beyond our control, may affect the development of the market. The level of uncertainty is increased by the limited availability of accurate financial and market information as well as the overall low level of transparency in the PRC, especially in Tier II cities which have lagged in progress in these aspects when compared to Tier I cities. The lack of a liquid secondary market for residential property may discourage investors from acquiring new properties. The limited amount of property mortgage financing available to PRC individuals may further inhibit demand for residential developments.

We face intense competition from other real estate developers.

The property industry in the PRC is highly competitive. In the Tier II cities we focus on, local and regional property developers are our major competitors, and an increasing number of large state-owned and private national property developers have started entering these markets. Many of our competitors, especially the state-owned and private national property developers, are well capitalized and have greater financial, marketing and other resources than we have. Some also have larger land banks, greater economies of scale, broader name recognition, a longer track record and more established relationships in certain markets. In addition, the PRC government’s recent measures designed to reduce land supply further increased competition for land among property developers.

Competition among property developers may result in increased costs for the acquisition of land for development, increased costs for raw materials, shortages of skilled contractors, oversupply of properties, decrease in property prices in certain parts of the PRC, a slowdown in the rate at which new property developments will be approved and/or reviewed by the relevant government authorities and an increase in administrative costs for hiring or retaining qualified personnel, any of which may adversely affect our business and financial condition. Furthermore, property developers that are better capitalized than we are may be more competitive in acquiring land through the auction process. If we cannot respond to changes in market conditions as promptly and effectively as our competitors, or effectively compete for land acquisition through the auction systems and acquire other factors of production, our business and financial condition will be adversely affected.

In addition, risk of property over-supply is increasing in parts of China, where property investment, trading and speculation have become overly active. We are exposed to the risk that in the event of actual or perceived over-supply, property prices may fall drastically, and our revenue and profitability will be adversely affected.

The PRC government may adopt further measures to curtail the overheating of the property sector.

Along with the economic growth in China, investments in the property sectors have increased significantly in the past few years. In response to concerns over the scale of the increase in property investments, the PRC government has introduced policies to curtail property development. We believe the following regulations, among others, significantly affect the property industry in China.

In May 2006, the Ministry of Construction, National Development and Reform Commission, or the NDRC, PBOC and other relevant PRC government authorities jointly issued the Opinions on Adjusting the Housing Supply Structure and Stabilizing the Property Prices, which introduced measures to limit resources allocated to the luxury residential market. For instance, the new measures require that at least 70 percent of a residential project must consist of units with a GFA of less than 90 square meters per unit, and the minimum amount of down payment was increased from 20 percent to 30 percent of the purchase price of the underlying property if it has a unit GFA of 90 square meters or more. In September 2007, PBOC and China Banking Regulatory Commission issued the Circular on Strengthening the Management of Commercial Real Estate Credit Facilities, which increased the minimum down payment for any purchase of second or subsequent residential property to 40 percent of the purchase price if the purchaser had obtained a bank loan to finance the purchase of his or her first property.

In July 2006, the Ministry of Construction, the Ministry of Commerce, NDRC, PBOC, the State Administration for Industry and Commerce and SAFE issued Opinions on Regulating the Entry and Administration of Foreign Investment in Real Property Market, which impose significant requirements on foreign investment in the PRC real estate sector. For instance, these opinions set forth requirements of registered capital of a foreign invested real property enterprise as well as thresholds for a foreign invested real property enterprise to borrow domestic or overseas loans. In addition, since June 2007, a foreign invested real property enterprise approved by local authorities is required to register such approvals with the Ministry of Commerce.

The PRC government’s restrictive regulations and measures to curtail the overheating of the property sector could increase our operating costs in adapting to these regulations and measures, limit our access to capital resources or even restrict our business operations. We cannot be certain that the PRC government will not issue additional and more stringent regulations or measures, which could further slow down property development in China and adversely affect our business and prospects.

Our sales will be affected if mortgage financing becomes more costly or otherwise becomes less attractive.

Substantially all purchasers of our residential properties rely on mortgages to fund their purchases. An increase in interest rates may significantly increase the cost of mortgage financing, thus affecting the affordability of residential properties. In 2007, PBOC raised the lending rates five times. The benchmark lending rate for loans with a term of over five years, which affects mortgage rates, has been increased to 7.83 percent. The PRC government and commercial banks may also increase the down payment requirement, impose other conditions or otherwise change the regulatory framework in a manner that would make mortgage financing unavailable or unattractive to potential property purchasers. Under current PRC laws and regulations, purchasers of residential properties generally must pay at least 20 percent of the purchase price of the properties before they can finance their purchases through mortgages. In May 2006, the PRC government increased the minimum amount of down payment to 30 percent of the purchase price of the underlying property if such property has a unit GFA of 90 square meters or more. In September 2007, the minimum down payment for any purchase of second or subsequent residential property was increased to 40 percent of the purchase price if the purchaser had obtained a bank loan to finance the purchase of his or her first property. Moreover, the interest rate for bank loans of such purchase shall not be less than 110 percent of the PBOC benchmark rate of the same term and category. For further purchases of properties, there would be upward adjustments on the minimum down payment and interest rate for any bank loan. In addition, mortgagee banks may not lend to any individual borrower if the monthly repayment of the anticipated mortgage loan would exceed 50 percent of the individual borrower’s monthly income or if the total debt service of the individual borrower would exceed 55 percent of such individual’s monthly income. If the availability or attractiveness of mortgage financing is reduced or limited, many of our prospective customers may not be able to purchase our properties and, as a result, our business, liquidity and results of operations could be adversely affected.

In line with industry practice, we provide guarantees to PRC banks with respect to loans procured by the purchasers of our properties for the total amount of mortgage loans. Such guarantees expire upon the completion of the registration of the mortgage with the relevant mortgage registration authorities. If there are changes in laws, regulations, policies and practices that would prohibit property developers from providing guarantees to banks in respect of mortgages offered to property purchasers and as a result, banks would not accept any alternative guarantees by third parties, or if no third party is available or willing in the market to provide such guarantees, it may become more difficult for property purchasers to obtain mortgages from banks and other financial institutions during sales and pre-sales of our properties. Such difficulties in financing could result in a substantially lower rate of sale and pre-sale of our properties, which would adversely affect our cash flow, financial condition and results of operations. We are not aware of any impending changes in laws, regulations, policies or practices which will prohibit such practice in China. However, there can be no assurance that such changes in laws, regulations, policies or practices will not occur in China in the future.

Risks Related to China

China’s Economic Policies could affect our Business.

Substantially all of our assets are located in the global change on ward China and substantially all of our revenue is derived from our operations in China. Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in China.

While China’s economy has experienced significant growth in the past twenty years, such growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but they may also have a negative effect on us. For example, operating results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations.

The economy of China has been changing from a planned economy to a more market-oriented economy. In recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in China are still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over China’s economic growth through the allocation of resources, the control of payment of foreign currency- denominated obligations, the setting of monetary policy and the provision of preferential treatment to particular industries or companies.

Capital outflow policies in China may hamper our ability to remit income to the United States.

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

In addition, there can be no assurance that we will be able to obtain sufficient foreign exchange to pay dividends or satisfy other foreign exchange requirements in the future.

It may be difficult to effect service of process and enforcement of legal judgments upon our company and our officers and directors because some of them reside outside the United States.

As our operations are presently based in China and some of our key directors and officers reside outside the United States, service of process on our key directors and officers may be difficult to effect within the United States. Also, substantially all of our assets are located outside the United States and any judgment obtained in the United States against us may not be enforceable outside the United States. We have appointed Lu Pingji, our Chairman and Chief Executive Officer, as our agent to receive service of process in any action against our company in the United States.

If relations between the United States and China worsen, our stock price may decrease and we may have difficulty accessing the U.S. capital markets.

At various times during recent years, the United States and China have had disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China could adversely affect the market price of our common stock and our ability to access U.S. capital markets.

We may face obstacles from the communist system in China.

Foreign companies conducting operations in China face significant political, economic and legal risks. The political system in China, including a cumbersome bureaucracy, may hinder Western investment.

We may have difficulty establishing adequate management, legal and financial controls in China.

China historically has not adopted a Western style of management and financial reporting concepts and practices, modern banking, computer or other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in China. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets based in China.

Because the Company’s executive officers and directors, including, the chairman of it’s board of directors, are Chinese citizens, it may be difficult, if not impossible, to acquire jurisdiction over these persons in the event a lawsuit is initiated against us and/or our officers and directors by a stockholder or group of stockholders in the United States. Also, because the majority of our assets are located in China it would also be extremely difficult to access those assets to satisfy an award entered against it in a United States court.

We may face judicial corruption in the People’s Republic of China.

Another obstacle to foreign investment in the People’s Republic of China is corruption. There is no assurance that we will be able to obtain recourse, if desired, through the People’s Republic of China’s poorly developed and sometimes corrupt judicial systems.

Risks Related to Our Common Stock

There is no assurance of an established public trading market, which would adversely affect the ability of investors in our company to sell their securities in the public markets.

Although our common stock trades on the Over-the-Counter Bulleting Board (the OTCBB), a regular trading market for the securities may not be sustained in the future. The NASD has enacted recent changes that limit quotations on the OTCBB to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTCBB of these rule changes and other proposed changes cannot be determined at this time. The OTCBB is an inter-dealer, Over-The-Counter market that provides significantly less liquidity than the NASD’s automated quotation system (the NASDAQ Stock Market). Quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers as are those for The Nasdaq Stock Market. Therefore, prices for securities traded solely on the OTCBB may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock will be influenced by a number of factors, including:

•	the issuance of new equity securities;
•	changes in interest rates;
•	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	variations in quarterly operating results;
•	change in financial estimates by securities analysts;
•	the depth and liquidity of the market for our common stock;
•	investor perceptions of our company and the technologies industries generally; and
•	general economic and other national conditions.

The limited prior public market and trading market may cause volatility in the market price of our common stock.

Our common stock is currently traded on a limited basis on the OTCBB under the symbol “CHLN.” The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to volatility. In the absence of an active trading market:

•	investors may have difficulty buying and selling or obtaining market quotations;
•	market visibility for our common stock may be limited; and
•	a lack of visibility for our common stock may have a depressive effect on the market for our common stock.

Our principal stockholders, current executive officers and directors own a significant percentage of our company and will be able to exercise significant influence over our company.

Our executive officers and directors and principal stockholders together will beneficially own a majority of the total voting power of our outstanding voting capital stock. These stockholders will be able to determine the composition of our Board of Directors, will retain the voting power to approve all matters requiring stockholder approval and will continue to have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the market price of the common stock or prevent our stockholders from realizing a premium over the market prices for their shares of common stock. See “Principal Stockholders” for information about the ownership of common by our executive officers, directors and principal stockholders.

We do not anticipate paying dividends on the Common Stock.

We have never paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future. Our directors intend to follow a policy of retaining all of our earnings, if any, to finance the development and expansion of our business.

Our common stock could be considered to be a “penny stock.”

Our common stock could be considered to be a “penny stock” if it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Securities Exchange Act of 1934, as amended. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on The Nasdaq Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

Broker-dealer requirements may affect trading and liquidity.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated there under by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.

Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.” Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of our restricted stock in the public marketplace could reduce the price of our common stock.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (Rule 144), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1 percent of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permour, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company that has satisfied a two-year holding period. Any substantial sale of common stock pursuant to Rule 144 or pursuant to any resale prospectus may have an adverse effect on the market price of our securities.

ITEM 2.  PROPERTIES

Our principal executive offices are located at 6 Youyi Dong Lu, Han Yuan 4 Lou, Xi’An, Shaanxi Province, China 710054. This office consists of approximately 2,608.06 square meters which we own.

Our properties are located in Xian, Shaanxi province in China.

Name of project	Geographic location	Subsistence area (square meter)
Tsining JunJing I	North Jinhua Road Xi'an City	29,558.10
Tsining 24G	East Erhuan of Xi'an City	27,570.91
Tsining JunJing II	Dongzhan Road of Xi'an City	69,261.68
Yijing Yuan (Land)	South Erhuan of Xi'an City	60,666.00
Other Projects		10,696.49

Total		197,753.18

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuour and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse affect on business, financial condition or operating results.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On July 9 2007 , The Board of Directors of China Housing & Land Development, Inc. has adopted resolutions authorizing the Adoption of the China Housing & Land Development, Inc. 2007 Stock and recommended that the stockholders adopt resolutions approving such an action. As of July 9, 2007, we had 30,067,208 shares of common stock outstanding. The common stock is our only class of securities entitled to vote. Each outstanding share of common stock is entitled to one vote per share. The affirmative consent of the holders of a majority of our outstanding common stock is required to approve the action described above in the absence of a meeting of stockholders. The requisite stockholder approval of the action described above was obtained by the execution of written consents in favor of such an action by the holders of approximately 53.2 percent of the issued and outstanding shares of our common stock, allowing China Housing & Land Development, Inc. to take the proposed action on.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the Over-The-Counter Bulletin Board system and the National Association of Securities Dealers (NASD) Electronic Bulletin Board under the symbol “CHLN.OB.” The following table sets forth, for the periods indicated, the high and low sale prices for our common stock as reported by the National Quotation Bureau, Inc.

Fiscal Year Ended December 31	High	Low
2006
First Quarter (January 2006 - March 2006)	$0.06	$0.0144
Second Quarter (April 2006 - April 20, 2006)	$0.24	$0.0625
(April 22 - June 2006)	$4.25	$0.25
Third Quarter (July 2006 - September 2006)	$3.75	$1.70
Fourth Quarter (October 2006 - December 2006)	$3.10	1.55

2007
First Quarter (January 2007 - March 2007)	$3.85	$2.00
Second Quarter (April 2007 - April 20, 2007)	$5.20	$3.15
Third Quarter (July 2007 - September 2007)	$5.00	$3.20
Fourth Quarter (October 2007 - December 2007)	$8.20	$4.25

On March 18, 2008, the closing price of our common stock was $4.20.

As of December 31, 2007, there were approximately 159 holders of record of our common stock, which were not including shareholders under street name.

RECENT SALES OF UNREGISTERED SECURITIES.

Private Placement on May 9, 2007

On May 7, 2007, China Housing & Land Development, Inc. (the Company), entered into securities purchase agreements with accredited investors, and on May 9, 2007 (the Closing Date), the Company completed the sale of $25,006,978 of common stock of the Company and common stock purchase warrants. The securities sold were an aggregate of 9,261,847 shares of Common Stock and 2,778,554 Warrants. Each Warrant is exercisable for a period of five (5) years at an exercise price of $4.50 per share. Cantor Fitzgerald & Co. acted as the placement agent of the private placement. All of these securities were sold pursuant to the exemption provided by Section 4(2) under the Securities Act for a transaction not involving a public offering, and Regulation D promulgated thereunder.

The Company is obligated to file a registration statement to register the resale of shares of the common stock issued in the private placement and the shares of common stock issuable upon exercise of the warrants granted in the private placement. If the registration statement is not filed within 45 days from the Closing Date, or declared effective within 180 days following the Closing Date, or if the registration ceases to be effective for more than thirty (30) trading days, the Company is obligated to pay the investors certain fees per month in the amount of 1 percent of the principal amount invested.

In connection with the offering, the Company paid a placement fee of 7 percent of the proceeds in cash.

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

The company filed a registration statement on Form SB-2 on June 22, 2007 to register the common stock and the common stock purchase warrants issued in the offerings described above, which became effective on July 5, 2007.

SUBSEQUENT DEVELOPMENTS

On January 28, 2008, China Housing & Land Development, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Agreement”) with certain investors (the “Investors”). Pursuant to the Agreement, the Company agreed to sell to Investors 5.0% Senior Secured Convertible Notes, which are convertible into shares of the Company’s Common Stock, for an aggregate purchase price of US$ 20,000,000 and to receive, in consideration for such purchase, Warrants to acquire additional shares of Common Stock.

The 5% Senior Secured Convertible Note (the “Convertible Note”) shall bear interest at a rate of 5% per annum (computed based on the actual days elapsed in a period of 360 days) of the RMB Notional Principal Amount, payable quarterly in arrears in lawful money of the United States (“U.S. Dollars”) on the first business day of each calendar quarter and on the Maturity Date, in each case in an amount equal to the amount of such interest as expressed in RMB multiplied by the US$/RMB Exchange Rate as of the applicable Interest Exchange Rate Determination Date. The Notes are secured by a first priority, perfected security interest in certain shares of Common Stock of Lu Pingji, as evidenced by the pledge agreement (the “Pledge Agreement”). The Notes are subject to events of default customary for convertible securities and for a secured financing.

This Convertible Note has been issued under the terms and provisions of a Securities Purchase Agreement (the “Purchase Agreement”), dated as of January 28, 2008, among the Company and the Investors named on the signature pages thereto. Capitalized terms used herein and not otherwise defined have the meanings set forth in the Purchase Agreement.

The Warrants grant the Investors the right to acquire shares of Common Stock at $6.07 per share of Common Stock, subject to customary anti-dilution adjustments. The Warrants may be exercised to purchase Common Stock at any time after January 28, 2008 to and including February 28, 2013, the expiration date of the Warrants.

In connection with this transaction, the Company and the Investors entered into a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the terms and conditions of the Registration Rights Agreement, the Company has agreed to register within 60 calendar days after closing shares of Common Stock issuable to the Investors for resale on a Form S-3 Registration Statement to be effective by 90 calendar days or 120 days if the registration statement is subject to a full review by the U.S. Securities and Exchange Commission. The Company shall register an amount of Common Stock for resale that equals at least 120% of the sum of shares issuable upon conversion of the Notes, the exercise of the Warrants and the payment of interest accrued on the Notes. The registration rights granted under the Registration Rights Agreement are subject to customary exceptions and qualifications and compliance with certain registration procedures.

ITEM 6. SELECTED FINANCIAL DATA

Summary of operations (USD in thousands, except the ratio amount)
	Years ended December 31
	2007	2006	2005
Total Revenue	$73,913	$54,099	$32,786
Cost of sales	43,222	36,750	21,237
Selling, general, and administrative expenses	2,919	3,197	3,633
Income from operations	27,772	14,152	7,916
Net income	$16,686	$9,051	$4,738
Net income per common share	0.62	0.45	0.24

Financial data (in thousands)
	As of December 31
	2007	2006
Total assets	$155,707	$72,845
Total Shareholder's equity	66,178	19,213
Basic weighted average shares outstanding	26,817	20,278
Diluted weighted average shares	26,817	20,278

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Business

China Housing & Land Development, Inc. (CHLN, we, our, us, or the Company) was incorporated in the state of Nevada on July 6, 2004, as Pacific Northwest Productions Inc. On April 21, 2006, we entered into and completed a share purchase agreement with Xi’an Tsining Housing Development Co., Ltd. (“Tsining”), a corporation formed under the laws of the People’s Republic of China on September 7, 1999. Pursuant to the purchase agreement, CHLN acquired all of the issued and outstanding capital stock of Tsining in exchange for 16,000,000 (post-split) shares of CHLN’s common stock.

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

As a result of the merger, Tsining’s stockholders own approximately 80 percent of the combined company and the directors and executive officers of Tsining became the directors and executive officers of CHLN. Accordingly, the transaction has been accounted for as a reverse acquisition of CHLN by Tsining resulting in a recapitalization of Tsining rather than as a business combination. Tsining is deemed to be the purchaser and surviving company for accounting purposes.

Accordingly, its assets and liabilities are included in the balance sheet at their historical book values and the results of operations of Tsining have been presented for the comparative prior period. The historical cost of the net liabilities of CHLN that were acquired was $432. Pro forma information is not presented since the financial statements of CHLN are insignificant. In addition, on May 5, 2006, CHLN changed it name to China Housing & Land Development, Inc., and the stockholders approved a stock dividend of seven shares for each share held, which has been accounted for as an eight-to-one forward stock split. All shares and per share data have been restated retrospectively.

In March 2007, the Company acquired 100 percent equity of Xi’an New Land Development Co., LTD. The total purchase price for the acquisition is RMB 270 million, approximately $35 million. Xi’an New Land Development Co., LTD (“New Land”) was originally incorporated in September 2003 in Xi’an in Shaanxi province, China. In 2006, New Land entered into an agreement with Baqiao District Government of Xi’an to develop Baqiao Science & Technology Industrial Park, a provincial development zone in Shaanxi Province, under which New Land has the exclusive right to purchase and develop approximately 487 acres in Baqiao Park.

CHLN, through our two wholly owned subsidiaries, Tsining and New Land, is engaged in the development, construction, and sale of residential and commercial real estate units, as well as land development in the People’s Republic of China (PRC or China). Tsining has completed a number of significant real estate development and construction projects in Xi’an, and is ranked the number 1 private developer in Xi’an. Tsining intends to continue investing in Xi’an, the Shaanxi province, and potentially in other developing urban markets in western China. New Land improves and develops land and performs infrastructure projects for local governments. That infrastructure work can include engineering and installation of water systems, roads, sewer systems, waterway damns and bridges, and public park facilities.

As payment for its infrastructure work, New Land will receive the best land in the development, which CHLN uses to construct and sell housing, retail business, and office units.

From 1999 through 2007, CHLN’s sales grew 2,980 percent from $2.4 million in 1999 to $73.91 million in 2007 revenue, and net income has grown from a loss in 1999 to more than $16.69 million in 2007.

Our corporate offices are located at 6 Youyi Lu, Han Yuan 4th Floor, Xi’an, China. Our telephone number at that location is +86-29-8258-2632.

Industry Overview

People’s Republic of China

China has experienced rapid economic growth in the last 20 years. According to China’s Department of Commercial Affairs, China’s gross domestic product (GDP) achieved an annual growth rate of 10.53 percent from 2004 to 2007. According to the National Statistics Bureau of China, the GDP of China in 2007 was RMB 24,661.9 billion, up 11.40 percent over the previous year.

We believe that the primary reasons behind China’s strong economic growth are:

1.	A robust domestic consumer demand resulting from rising consumer confidence and higher disposable income,

2.	Increasing foreign direct investment after China’s entry into the World Trade Organization, and

3.	Surging investments in China’s real estate and infrastructure, as exhibited by a boom in the real property market. We believe that a paradigm shift is taking place in China, characterized by major economic and political improvements, such as a de-politicization of the Chinese society, emerging entrepreneurial startups, growing private businesses, government-owned businesses that are being converted into private enterprises, publicly traded companies, an emerging unified national market, and China’s integration into the global value chain.

China real estate industry

Sustainable Structural Long-Term Growth – China’s real estate sector is in the early stage of its growth cycle, supported by rapid GDP growth, rising housing demand, and robust structural changes similar to those of Japan in the early 1970s and of Hong Kong of early 1980s. Hong Kong’s property market increased in value by 8 times between 1980-1997, or a compound annual growth rate of about 15 percent, while Japan’s property boom ran for more than 20 years from early 1970s to the early 1990s. There are many fundamental similarities among the growth paths of these economies.

China’s property bull market begun over five years ago, and we expect the structural upward trend that supports growing demand for China’s real estate to continue for the next 10 years. The two key industry drivers for this growth in China are the dramatic migration of people from rural to urban areas and the rising per-capita disposable income in the cities.

China is in the midst of a rapid urbanization process. In 2006, there were more than 577 million Chinese living in urban areas, and they accounted for about 44 percent of total population of about 1.31 billion. The State Council of China estimated in 2007 that China’s urban population in 2020 would comprise about 870 million people or about 60 percent of the total population of 1.45 billion.

Another source, the United Nations’ report titled State of World Population 2007, states that about 18 million people in China are expected to migrate from rural to urban areas each year, and that the urban population would reach about 877 million in the next 10 years.

Regardless of which projection you prefer, it is reasonable to expect the migration into urban areas to continue, both because the promise of higher incomes and greater potential wealth attract people into the cities, and because larger-scale and more efficient agricultural methods demand relatively fewer people to do the farming.

With the robust housing demand created by the structural shift of the migration, the urban real estate market has been thriving and that trend is expected to continue.

Higher disposable incomes encourage home ownership – Rural dwellers are drawn to cities primarily by the potential of higher incomes and greater wealth, because urban jobs generally pay higher wages and salaries.

The National Bureau of Statistics of China reports on the upward trend of urban and rural per capita disposable income and living expenditures. This data confirms the economic attractiveness of the migration to urban areas.

Annual per capita disposable income and expenses (RMB)	2000	2001	2002	2003	2004	2005
Urban per capita
Disposable income of urban households	6280	6860	7703	8472	9422	10493

Consumption expenditures of urban households	4998	5309	6030	6511	7182	7943
Net increase in wealth, urban	1282	1551	1673	1961	2240	2550

Rural per capita
Disposable income of rural households	2253	2366	2476	2622	2936	3255
Living expenditures of rural households	1670	1741	1834	1943	2185	2555

Net increase in wealth, rural	583	625	642	679	751	700

China Real Estate: Red Hot but Still Undervalued – Despite the significant appreciation of property prices in China in recent years, comparative analysis of fundamental factors indicate prices are still reasonable.

Studies have shown that a key underlying growth driver for healthy property market growth is per capita GDP. Recent International Monetary Fund studies report that China’s recent property appreciation is supported by strong personal economic growth. When compared using “Price per capita GDP” in the U.S. and India, China’s property market appears undervalued. For example, although Shanghai represents the very high end property market in China, India’s Mumbai (Bombay) has seen real estate prices grow to more than twice those of Shanghai, even though China has higher economic growth.

Growth in 2nd-tier and 3rd-tier Markets – As the rapid economic growth in eastern China has created a healthy environment for the advancement of the coastal real estate property market in recent years, the ripple effect of economic growth in the second-tier cities should engender similar catalysts for their respective real estate market growth.

In search of lower costs, an educated talent pool, and new markets, multinational corporations have begun to branch out of mega cities like Beijing, Shanghai, and Shenzhen, and into neighboring and inland cities. Intel, for example, has opened a development center in Chengdu, while the Liberty Mutual Group, the U.S. insurance giant, has chosen Chongqing for its Chinese headquarters instead of Beijing or Shanghai. Unilever has relocated its Chinese headquarters from Shanghai to a neighboring province of Hefei due to its low labor and land costs and strategic location.

The wealth gap is expected to narrow between the first-tier and second-tier cities. Rising disposable income in these cities has lured top luxury goods manufacturers, including LVMH Group, to expand aggressively into key second-tier cities. The Chinese government has also been instrumental in stimulating regional growth by designating certain second-tier regions as priority zones. These actions are benefitting Xi’an and the other chosen markets of the Company.

Riding the second wave of economic growth in second-tier cities, including Xi’an, institutional real estate investors have begun to tap into these undervalued growth markets, increasingly focused on Central and Western China. These investors also often become our customers and clients.

City of Xi’an: First Class in the Second Tier – Xi’an’s gross domestic product in 2007 grew 14.6 percent, compared to 11.4 percent for all of China. As the ripple effect of economic growth continues to permeate second-tier cities and create a healthy environment for real estate development, leading indicators are signaling imminent growth in local property markets.

Growth factors include the transition of certain industries to value-added business, especially high-technology and services, rising per capita GDP, increasing foreign investments, expanding foreign retailing and hotel presence, and a concerted effort by the local government to create clear strategies, institute policies, and invest in the necessary infrastructure to create a favorable investment environment. The city of Xi’an has demonstrated all of these characteristics.

Transformation and Urbanization – Xi’an served as the capital of China during 13 dynasties (from West Zhou in 1066 BC to Tang in 907 AD) and is well-known for its terracotta warriors and other famous historical landmarks.

With its rich heritage, today the city’s economic foundation includes the high-technology, pharmaceutical, military, aerospace, tourism, and advanced education industries.

Xi’an also is being transformed into a high-tech international city that offers a large and educated work force. Xi’an boasts the third largest university-educated workforce in China, making it a hotbed for R&D, high-tech manufacturing, and information technology solutions.

Xi’an has begun to attract well-known high-tech companies, including IBM, Applied Materials, Micron Technology, and Infineon. Applied Materials, for example, has committed $255 million for Phase I of its R&D center in Xi’an, a facility that will design and develop equipment for semiconductor chip manufacturing. Micron Technology has invested $250 million in Xi’an for packaging and testing of semiconductor chips.

Furthermore, Xi’an has been designated by the Chinese government as one of five China Outsourcing Bases, giving added credibility as it scales-up IT research and development, production, outsourcing, and services to duplicate and rival the success of India. Similar to Bangalore and Hyderabad, the Xi’an government is carving out a niche in IT outsourcing by creating the 400,000 square meter Xi’an Software Park. The Park has already attracted top software and technology players, including IBM, which is the government’s joint venture partner in creating the software park. Sybase, SPSS, Nortel, Fujitsu, and NEC are already operating in the Park. The Xi’an government anticipates that the city’s IT outsourcing workforce will grow from the current 50,000 to 200,000 by 2010.

The Xi’an government has a clear master plan for the next ten years to foster economic transition and urbanization. For example, Xi’an is now limiting development within the city’s famous historical Gated Wall City (or Inner Ring), which will be revamped primarily for tourism. The city plans to redirect about 450,000 people from within the City Wall to the second, third, and fourth highway rings.

One of the most ambitious plans is the development of a new satellite city about 8 kilometers from Xi’an’s center in the District of Baqiao. The new urban area is targeting 900,000 middle-to-upper income residents and firms in industries that include R&D, services, and high-technology, as well as the Chinese headquarters of multinational corporations. Leveraging its natural resources, the Cha Ba ecological region, and new city’s access to important transportation arteries (five major highways, three railways, and a pending subway system will connect the airport, Xi’an inner city, Baqiao, and the Terracotta Warriors), Baqiao has the potential to duplicate the economic success of Shanghai’s Pudong as Xi’an expands beyond its core geographic region and also embraces new value-added industries.

In addition, the concept of Baqiao’s new satellite city is likely to be repeated in other parts of China’s western region.

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-K that are not historical facts are “forward-looking statements” that can be identified by the use of terminology such as estimates, projects, plans, believes, expects, anticipates, intends, or the negative or other variations of those words, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-K, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products, and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation: our ability to attract and retain management, and to integrate and maintain technical information and management information systems; our ability to raise capital when needed and on acceptable terms and conditions; the intensity of competition; and general economic conditions. All written and oral forward-looking statements made in connection with this Form 10-K that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

CONSOLIDATED OPERATING RESULTS

Comparison of years 2007, 2006, and 2005

Revenues

Total revenues for the year 2007 increased 36.6 percent to $73,912,850 from $54,099,486 in 2006. Total revenues for the year 2006 increased 65.0 percent to $54,099,486 from $32,785,718 in 2005.

Looking at revenues by our major projects, Project Tsining-24G revenues in 2007 grew 93.9 percent to $25,198,128 compared with $12,994,000 in 2006. The increase was due to the block sale of the hotel portion of one building in 2007. Project Tsining-24G revenues in 2006 grew to $12,994,000 compared with no revenues for this project in 2005, because the construction was in progress and revenues are recognized only when all the units are finished.

Project Tsining JunJing I revenues in 2007 declined 77.4 percent to $8,964,783 from $39,649,762 in 2006 due to the absence in 2007 of the 2006 completion and delivery of all the units in nine buildings to all customers; therefore we recognized all the revenues for the nine buildings in 2006. Project Tsining JunJing I revenues in 2006 increased 274.1 percent to $39,649,762 from $10,598,504 in 2005 due to the completion and delivery of all the units in nine buildings to all customers; therefore we recognized all the revenue for the nine buildings in 2006.

The Baqiao infrastructure construction project generated revenues of $10,790,610 in 2007 compared with no revenue in 2006, since the project was established in 2007. The revenues were generated from the completion of one damn, river management, a two kilometer road, and the suburban planning for the entire Baqiao high-tech industrial park. We did not acquire the company that owned the Baqiao infrastructure construction project until 2007, so we had no revenues for this project in 2006 and 2005.

The Baqiao land development project generated revenues in 2007 of $24,405,717 compared with no revenue in 2006, since the business also was established in 2007. The revenues were generated by the sale of a subsidiary that owns the right to use and develop about 18.5 acres of land in the project. We did not acquire the company that owned the Baqiao land development project until 2007, so we had no revenues for this project in 2006 and 2005.

Revenues in 2007 for Additional projects grew 320.6 percent and totaled $4,220,087 compared with $1,003,412 in 2006. Additional projects principally included small projects. The increase in Additional projects revenues in 2007 was primarily due to the sale of an occupied residential-commercial building and the sale of several units in the company’s older projects.

Revenue in 2006 for Additional projects declined 95.4 percent and totaled $1,003,412 compared with $21,851,533 in 2005. The decline in Additional projects revenue in 2006 was primarily due the absence of the Tsining Gang Wan Project that was completed in 2005 for which the revenue was recognized in that year, the absence of the 2005 sale of final commercial unit at the Tsining Home In Project in 2005, which permitted the recognition of all the revenue for the project, and the absence of the 2005 sale of the final commercial unit at the Tsining Ming Yuan Project in 2005, which permitted the recognition of all the revenue for the project.

Revenue by project: (US$ in millions) Projects	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Tsining 24G	25	13	—
Tsining JunJing I	9	40	11
Baqiao infrastructure construction	11	—	—
Baqiao land development	24	—	—
Additional projects	5	1	5
Tsining Gang Wan	—	—	17
Sales of properties	74	54	33

Other income in 2007 decreased 26.3 percent to $333,525 from $452,312 in 2006 primarily due to the absence in 2007 of a property clean-up project performed in 2006. Other income in 2006 increased 34.7 percent to $452,312 from $335,681 in 2005 primarily due to a property clean-up project.

Cost of sales

2007 – The cost of sales in 2007 increased 17.6 percent to $43,221,757 compared with $36,749,683 in 2006. The primary sources of the increased cost were the Baqiao infrastructure construction and land development projects that were new in 2007.

2006 – The cost of sales in 2006 increased 73.0 percent to $36,749,683 compared with $21,236,598 in 2005. The increase in cost of sales was due primarily to the completion in 2006 of Tsining-24G, a service apartment and commercial project with higher costs than the residential units completed and recorded in sales and cost of sales in 2005.

Gross profit and profit margin

2007 – Gross profit for 2007 was $30,691,093, up 76.9 percent from $17,349,803 in 2006. Gross profit margin for 2007 was 41.5 percent compared to 32.1 percent in 2006. The increases in gross profit and gross profit margin were primarily due to the Baqiao land development and infrastructure construction projects in 2007 that were not part of the company in 2006.

2006 – Gross profit for 2006 was $17,349,803, up 50.2 percent from $11,549,120 in 2005. Gross profit margin for 2006 was 32.1 percent compared to 35.2 percent in 2005. The increase in gross profit was due primarily to the recognition of the revenue for nine buildings that were completed and delivered to the customers in the Tsining JunJing I Project in 2006. The decline in the gross profit margin in 2006 was primarily due to the absence of the 2005 revenue and costs from commercial units that earned higher gross profit margins than did the residential units in Tsining JunJing I that were sold in 2006.

Selling, general, and administrative expenses

2007 – Selling, general, and administrative expenses for 2007 decreased 8.7 percent to $2,919,360 from $3,197,310 in 2006. The decrease in selling, general, and administrative expenses was due primarily to the new Enterprise Resources Planning system adopted by the company in 2007 to control daily expenses.

2006 – Selling, general, and administrative expenses for 2006 decreased 12.0 percent to $3,197,310 from $3,632,627 in 2005. The decrease was due to the start of the major selling effort that occurred in 2005 for both the new Tsining 24G and the new Tsining JunJing I projects; those selling efforts were lower in 2006 because the majority of the promotion, marketing, and selling efforts occurred in 2005.

Other expenses

2007 – Other expenses in 2007 decreased 80.9 percent to $57,416 compared with $301,158 in 2006. The 2007 decline was primarily due to the 2007 absence of the expenses in 2006 associated with the normal added finishing in the Tsining JunJing I and Tsining 24G projects desired by the customers to reach final satisfaction.

2006 – Other expenses in 2006 increased 190.8 percent to $301,158 compared with $103,572 in 2005. The 2006 increase was primarily due to the expenses associated with the normal added finishing in the Tsining JunJing I and Tsining 24G projects desired by the customers to reach final satisfaction.

Operating profit and operating profit margin

2007 – Operating profit in 2007 increased 100.1 percent to $27,714,317 due primarily to higher revenues from the Baqiao infrastructure construction and land development sales at attractive profit margins. The profit margin increased to 37.5 percent in 2007, compared with 25.6 percent in 2006, primarily due to the attractive pricing and low costs associated with the two Baqiao projects listed above.

2006 – Operating profit in 2006 increased 77.3 percent to $13,851,335 due primarily to the recognition of the revenue and costs for nine buildings that were completed and delivered to the customers in the Tsining JunJing I Project in 2006. The absence of the 2005 revenue and costs from commercial units that earned higher gross profit margins than residential units sold in 2006, plus the absence in 2006 of the 2005 higher selling costs partly increased the operating profit comparison in 2006. The operating profit margin was 25.6 percent in 2006 compared with 23.8 percent in 2005. The increase in the profit margin was mainly the result of the absence in 2006 of the aggressive promotion, marketing, and selling expenses in 2005 that supported the sales efforts for the new Tsining 24G and Tsining JunJing I projects introduced in 2005.

Interest expense

2007 – Interest expense in 2007 increased 471.6 percent to $1,652,349 from $289,083 in 2006. The increase in 2007 was due primarily to the financing associated with the purchase of the company that owned the exclusive right to develop the Baqiao project and perform the related infrastructure construction.

2006 – Interest expense in 2006 decreased 61.0 percent to $289,083 from $741,880 in 2005. The main reason for the decrease is lower borrowings in support of the higher working capital required for the company’s introduction of the Tsining 24G and Tsining JunJing I projects in 2005.

Change in fair value of warrants

In 2006 and 2007 the company issued common shares with warrants. The warrants permit the shareholders to buy additional common shares at the prices specified in the warrant agreements. In 2007, shareholders exercised a total of 169,147 warrants to buy a total of 74,679 common shares. No warrants were exercised in 2006.

When a shareholder exercises a warrant to buy common shares, typically only when the stock price is higher than the warrant exercise price, the shareholder covers the exercise price and company provides balance of the value to provide the common shares.

In addition, at year end 2007, the company was required to estimate the fair value of its remaining warrants outstanding, and it chose to use the Cox-Ross-Rubinstein Binomial Lattice valuation model to estimate their fair value.

The $632,296 reported in 2007 as the Change in fair value of warrants consists of (a) the cost to the company of the common shares issued as a result of the exercise of warrants in 2007 and (b) the estimated cost to the company to provide the common shares, assuming that all the warrants will be exercised sometime in the future. The basis for estimating the cost to provide those common shares was provided by the valuation model.

There was no loss-change in the fair value of the warrants in 2006 and no warrants existed in 2005.

Provision for income taxes

The effective tax rates for the years 2007, 2006, and 2005 were 34.38 percent, 33.26 percent, and 33.00 percent, respectively. The slightly upward trend is due primarily to one of the company’s operations whose required structure for owning two subsidiaries creates costs that cannot be used to reduce the company’s tax obligation.

Net income

2007 – Net income for the year 2007 increased 84.4 percent to $16,686,116 from $9,050,810 for the year 2006. The increase was primarily due to the 2007 revenue of the two Baqiao projects, partly offset by the absence of the 2006 sales of the Tsining JunJing I and Tsining 24G projects, the 2007 change in the fair value of the warrants, and the higher interest expense associated with the Baqiao projects in 2007.

2006 – Net income for the year 2006 increased 91.0 percent to $9,050,810 from $4,737,597 for the year 2006. The increase was primarily due to the sales of the Tsining JunJing I and Tsining 24G projects.

Basic and diluted earnings per share

2007 – Basic and diluted earnings per share were $0.62 in 2007, up 37.8 percent from $0.45 in 2006. The basic and diluted earnings per share were both $0.62 in 2007 because the warrants were anti-dilutive. Likewise, the basic and diluted earnings per share were both $0.45 in 2006 for the same reason.

Basic and diluted earnings per share were based on weighted average shares outstanding of 26,817,388 for 2007 and 20,277,615 for 2006. The 32.3 percent increase in the weighted average shares outstanding was due to the common shares with warrants issued in 2007.

2006 – Basic and diluted earnings per share were $0.45 for 2006, up 87.5 percent from the $0.24 per share earned in 2005. The basic and diluted earnings per share were both $0.45 in 2006 because the warrants were anti-dilutive. The increase was due to higher 2006 net income explained above, divided by 1.4 percent higher weighted average basic shares outstanding in 2006.

2007 and 2006 – The number of basic and diluted shares outstanding used to calculate basic and diluted EPS increased between 2007 and 2006 due to the common stock with warrants issued in 2007, as well as the common stock with warrants that were issued in 2006. The number of basic and diluted shares outstanding used to calculate basic and diluted EPS increased between 2006 and 2005 due to the common shares with warrants issued in 2006.

Gain on foreign exchange

The company operates in China and accounts in the Chinese renminbi but reports its financial results in U.S. dollars, based on the exchange rates of the two currencies. During 2005, 2006, and 2007, the renminbi appreciated in value against the U.S. dollar, which when translating the operating results and financial positions at different exchange rates created the accrued gain on foreign exchange.

Cash flow discussion

2007 – Cash flow from operating activities in 2007 increased 35.75 percent to $8,611,383 from 2006, primarily due to higher net income from the sale of real estate and profit from the sale of land use rights.

2007 – Cash flow from investing activities in 2007 consumed $25,020,248, up 70.4 percent from 2006, primarily due to higher expenditures to acquire a company that held the right to develop the Baqiao project, and the absence of the 2006 purchases of buildings, equipment, and automobiles.

2007 – Cash flow from financing activities in 2007 provided $18,415,997, up 111.8 percent from 2006, primarily due to the issuance of common stock and warrants, partly offset by payments on loans.

2007 – As a result of the above cash flow changes from operating, investing, and financing activities, the increase in cash for the year 2007 was 2,007,132 compared with $358,864 in 2006

2006 – Cash flow from operating activities in 2006 increased to $6,343,346 from $(3,177,893) in 2005, primarily due to higher net income from the sale of real estate, a decrease in advances to suppliers, and a decrease in liabilities, partly offset by the purchase of real estate and a decrease in advances from customers.

2006 – Cash flow from investing activities in 2006 consumed $14,680,870, up 1,842.4 percent from 2005, primarily due to higher expenditures for buildings, equipment, and automobiles, and the payment of notes receivable.

2006 – Cash flow from financing activities in 2006 provided $8,696,388, up 120.9 percent from 2005, primarily due to the net cash increases from loans and the issuance of common stock and warrants.

2006 – As a result of the above changes in operating, investing, and financing activities, the net increase in cash for the year 2006 was $358,864.

Debt leverage

2007 – Total debt outstanding at year end 2007 was $27,922,125 compared with $29,707,492 at year end 2006. Net debt outstanding (total debt less cash) at year end 2007 was $25,469,759 compared with $28,219,588 at year end 2006. The company’s net debt as a percent of total capital (net debt plus shareholders’ equity) was 27.79 percent at year end 2007 and 59.49 percent at year end 2006. The reduction in net debt leverage was primarily due to the issuance of common stock and warrants and the net reduction in loans.

Total debt consists of the sum of the balance sheet lines titled payable to original shareholders, loans payable to New Land’s previous shareholders, loans from employees, and loans payable.

2006 – Total debt outstanding at year end 2006 was $29,707,492 compared with $16,120,000 at year end 2005. Net debt outstanding (total debt less cash) at year end 2006 was $28,219,588 compared with $14,433,372 at year end 2005. The company’s net debt as a percent of total capital (net debt plus shareholders’ equity) was 59.49 percent at year end 2006 and 52.20 percent at year end 2005. The increase in net debt leverage was primarily due to higher bank borrowings, loans payable to the company’s original owner, and loans from employees, all of which were in support of the Tsining JunJing I and Tsining 24G projects.

Liquidity and Capital Resources

Our principal demands for liquidity are for development of new properties, property acquisitions, and general corporate purposes.

As of December 31, 2007, we had $2,452,366 of cash and cash equivalents on hand, an increase of $964,462 compared to $1,487,904 of cash and cash equivalents on hand as of December 31, 2006.

Financial obligations

As of December 31, 2007, we had total mortgage indebtedness of $14,120,034 with a weighted average interest rate of 10.30 percent. Future scheduled maturities of mortgages payable were as follows:

December 31, 2007 - $5,483,508, for which the new one-year extension is in process; June 14, 2008 - $3,427,193; and August 7, 2008 - $5,209,333.

The mortgage debt is secured by the assets of the Company.

Loans payable

Loans payable represent amounts due to various banks and are due on demand or normally due within one year. These loans generally can be renewed with the banks when the loans expire.

Most of the obligations of the company are tied to specific projects. The terms of the loans typically are one to 1.5 years. Loan extensions are determined by mutual agreement when the end of the current term is reached when both parties can consider the remaining time needed to complete the project. Most of these loans are payable when the project has been completed and the residents or businesses take possession.

The following table summarizes the company’s loans payable that were outstanding at December 31, 2007:

(Millions of dollars)	Balance	Interest rate	Due date
Commercial Bank Weilai	$5.2	11.34%	Aug 29, 2008
Commercial Bank Weilai	$5.5	9.79%	Dec 31, 2008
Xi'an Rural Credit Union	$3.4	9.527%	Jun 14, 2008

Total	$14.1	10.30% weighted average interest rate

The annual interest requirement on these loans totals about $1.45 million.

The following table summarizes the amounts and types of the company's obligations and provides the estimated period of maturity for the financial obligations by class as of December 31, 2007:

Obligations Due by Period (Millions of dollars)	‹ 1 yr	1-3 yrs	4-5 yrs
Current liabilities
Accounts payable	$9.3
Income and other taxes payable		$22.7
Other payables		$3.9
Advances (deposits) from customers		$5.3
Accrued expenses	$1.9

Long-term liabilities
Warranties liabilities			$2.6
Deferred tax		$15.9

Long-term debt
Loans payable	$14.1
Loans payable to New Land's
previous shareholders		$11.4
Loans from employees			$2.4

Cash flow in 2007

Cash flow from operating activities in 2007 increased 35.75 percent to $8,611,383 from 2006. Cash flow from investing activities in 2007 consumed $24,917,671 million, up 69.7 percent from 2006. Cash flow from financing activities in 2007 provided $18,415,997 million, up 111.8 percent from 2006. As a result of the above cash flow changes from operating, investing, and financing activities, the net increase in cash for the year 2007 was $2,031,002 compared with $358,864 in 2006.

Liquidity expectation

The Company believes that the combination of present capital resources, internally generated funds and unused financing sources are more than adequate to meet cash requirements for the year 2008.

We intend to meet our liquidity requirements, including capital expenditures related to the purchase of land for the development of our future projects, through cash flow provided by operations and additional funds raised by future financings. Upon acquiring land for future development, we intend to raise funds to develop our projects by obtaining mortgage financing from local banking institutions with which we have done business in the past. We believe that our relationships with these banks are in good standing and that our real estate will secure the loans needed. We believe that adequate cash flow will be available to fund our operations.

As part of our funding plan, on March 9, 2007, we entered into a Shares Transfer Agreement with the shareholders of Xi’an New Land Development Co., Ltd. (New Land), pursuant to which we have acquired 32,000,000 shares of New Land, constituting 100 percent equity ownership of New Land.

Xi’an New Land Development Co., LTD (New Land) is now in cooperation with Baqiao District Government of Xi’an City in developing Baqiao Science & Technology Industrial Park, a provincial development zone in Shaanxi Province. This acquisition has been completed, and China Housing has the right to develop and sell 487 acres of property which has been targeted for new residential developments.

The majority of the Company’s revenues and expenses were denominated primarily in Renminbi (“RMB”), the currency of the People’s Republic of China. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. The Company does not engage in currency hedging. Inflation has not had a material impact on the Company’s business.

Other Events

Beginning in mid September 2007, the Company started to offer select ‘club members’ the opportunity for an initial cash payment of 100,000 RMB or approximately $13,300 USD to secure a purchase right for a unit in the highly sought after JunJing Garden II development. As of December 31, 2007, more than 3,396 square feet were pre-sold, covering $18 million of revenue. So far, we have received approximately $5 million in cash deposits. The remainder of the payments should occur in the second quarter of 2008. China Housing will use these proceeds for working capital. Once the units are complete and the title is officially transferred to the new owner, which is anticipated to occur late next year, these initial transactions will be recognized as revenue and subsequent profit. The buyers will be responsible for the approximate balance of $40,000 for each unit at the time of closing and officially consummate the purchase of the unit. Assuming all units close, the Company will record related revenue of approximately $14.0 million in 2008. There are risks that certain pre-sale units may not come into final closings, and if the transactions cannot close in 2008, a portion of the deposits maybe returned to customers. Pre-sales are customary in China and enable developers to have visibility into sell-through rates, while providing access to capital to complete projects that augments overall internal rate of return.

On January 1, 2008, Tsining Housing Development Company Inc., which is one of China Housing and Land Development Inc.‘s subsidiary companies, planned to adopt the percentage-of-completion method as its new revenue recognition method. Prior to January 1, 2008, the company adopted the full accrued method as the company’s revenue recognition method. Under the new revenue recognition method, the total revenue and net income of 2007 will not be affected.

On January 28, 2008, the company raised $20 million through the issuance of senior secured convertible notes to institutional investors. As part of the private placement, the company issued five-year senior secured convertible notes with an aggregate principal amount of $20 million that pays cash interest of 5 percent per annum. $9 million of the notes are convertible into common stock and carry an initial conversion price of $5.57 per share, which can be increased if certain stock price thresholds are met. Additionally, forced conversion can also occur at the Company’s discretion if certain stock price thresholds are met. The notes are secured by certain real estate assets and additionally through a pledge of common shares owned by Mr. Pingji Lu, the Company’s Chairman and CEO. Additionally, investors in the private placement were granted 1,437,467 five-year warrants with a strike price of $6.07 per common share, which are callable if certain stock price thresholds are met. Approximately 215,620 of the warrants are available as a management incentive if certain milestones are met.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        Our management, including our chief executive officer, or CEO, and our principal financial officer, or CFO, are responsible for establishing and maintaining our disclosure controls and procedures (within the meaning of Rule 13a-15(e) of the Exchange Act). These controls and procedures were designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information was accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We evaluated these disclosure controls and procedures under the supervision of our CEO and CFO as of December 31, 2007. Based upon that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        We performed an evaluation of the effectiveness of our internal control over financial reporting that is designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007. Based on such evaluation, our management, including the CEO and CFO, has concluded that the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) as of December 31, 2007 is effective. Notwithstanding the foregoing, there can be no assurance that the Company’s internal control over financial reporting will detect or uncover all failures of persons within the Company to comply with these procedures.

        This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

38

        There were no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The company is subject to the following market risks, including but not limit to:

General Real Estate Risk

There is a risk that the company’s property values could go down due to general economic conditions, a weak market for real estate generally, or changing supply and demand. The company’s property held for sale value, approximately $13 million at the end of December, 2007, may change due to market fluctuations. Currently, it is valued at our cost which is significantly below the market value.

Risk Relating to Property Sales

The company may not be able to sell a property at a particular time for our full value, particularly in a poor market.

Foreign Currency Exchange Rate Risk

The company is doing all our business in P.R. China. All the revenue and profit is denominated in RMB. When RMB depreciates, it may adversely affect the company’s financial performance. Specifically, since the company’s recent $20 million senior convertible note interest payment is denominated in US dollars, the depreciation of RMB may incur additional cost to our financial cost. However, the effect would be small.

ITEM 8. NOTES & CONSOLIDATED FINANCIAL STATEMENTS

39

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of China Housing and Land Development, Inc.

We have audited the accompanying consolidated balance sheet of China Housing and Land Development, Inc. and subsidiaries (the “Company”) as at December 31, 2007 and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We are not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2007 and the results of its operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements as at December 31, 2006 and for the year then ended were audited by other auditors who expressed an unqualified opinion on those statements in their report dated March 26, 2007.

Toronto, Ontario March 14, 2008	Signed: “MSCM LLP” Chartered Accountants Licensed Public Accountants

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Balance Sheets
As of December 31, 2007 and December 31, 2006

	December 31, 2007	December 31, 2006
ASSETS
Cash	$2,351,015	$379,633
Cash - restricted	101,351	1,108,271
Accounts receivable, net of allowance for doubtful	—
accounts of $94,514 and $79,118, respectively	12,107,882	3,070,516
Other receivables, prepaid expenses and other assets	622,759	986,039
Notes receivable, net	947,918	2,127,271
Real estate
Finished projects	16,130,130	37,247,436
Construction in progress	24,856,801	9,730,650

Total real estate held for development or sale	40,986,931	46,978,086

Property and equipment, net	5,707,012	17,701,896
Asset held for sale	12,910,428	—
Advances to suppliers	2,071,549	493,570
Deposits on land use rights	29,694,103	—
Intangible asset, net	48,205,697	—

Total assets	$155,706,645	$72,845,282

LIABILITIES
Accounts payable	$9,311,995	$5,324,815
Advances from customers	5,258,351	2,902,426
Accrued expenses	1,903,451	1,738,584
Payable to original shareholders	—	5,462,798
Loans payable to New Land's previous shareholders	11,413,229	—
Income and other taxes payable	22,711,981	11,386,169
Other payables	3,881,137	2,572,838
Loans from employees	2,388,862	1,037,842
Loans payable	14,120,034	23,206,852
Deferred tax	15,907,880	—
Warrants liability	2,631,991	—

Total liabilities	89,528,911	53,632,324

SHAREHOLDERS' EQUITY
Common stock: $.001 par value, authorized 100,000,000 shares	30,142	20,619
issued and outstanding 30,141,887 and 20,619,223, respectively
Additional paid in capital	28,381,534	7,192,600
Statutory reserves	2,885,279	2,150,138
Retained earnings	30,365,156	14,414,181
Capital contribution receivable	—	(5,462,798)
Accumulated other comprehensive income	4,515,623	898,218

Total shareholders' equity	66,177,734	19,212,958

Total liabilities and shareholders' equity	$155,706,645	$72,845,282

See accompany notes to consolidated financial statements

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DEMCEMBER 31, 2007, 2006 and 2005

	2007	2006	2005
REVENUE
Sales of properties	$73,579,325	$53,647,174	$32,450,037
Other income	333,525	452,312	335,681

Total Revenue	73,912,850	54,099,486	32,785,718

COSTS AND EXPENSES
Cost of sales	43,221,757	36,749,683	21,236,598
Selling, general and administrative expenses	2,919,360	3,197,310	3,632,627
Other expense	57,416	301,158	103,571
Interest expense	1,652,349	289,083	741,880
Change in fair value of warrants	632,296

Total costs and expense	48,483,178	40,537,234	25,714,676

INCOME BEFORE PROVISION FOR INCOME TAXES	25,429,672	13,562,252	7,071,042

PROVISION FOR INCOME TAXES	8,743,556	4,511,442	2,333,444

NET INCOME	16,686,116	9,050,810	4,737,598

GAIN ON FOREIGN EXCHANGE	3,617,405	655,435	242,783

COMPREHENSIVE INCOME	$20,303,521	$9,706,245	$4,980,381

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	26,871,388	20,277,615	20,000,000

DILUTED	26,871,388	20,277,615	20,000,000

EARNINGS PER SHARE
BASIC	$0.62	$0.45	$0.24

DILUTED	$0.62	$0.45	$0.24

See accompany notes to consolidated financial statements

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,686,116	$9,050,810	$4,737,598
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation	423,932	354,444	124,404
Gain on disposal of fixed assets	(48,347)	(149,830)	—
Amortization of stock issued for investor relations fees	131,400	—	—
Amortization on intangible assets	1,157,758	—	—
Loss on investment	—	—	6,597
Change in fair value of warrants	632,296	—	—
Non-cash proceeds from sales	(10,783,201)
(Increase) decrease in assets:
Accounts receivable	(8,463,433)	77,630	82,371
Real estate	13,696,294	3,640,231	(2,613,747)
Advance to suppliers	(1,480,596)	11,930,759	(6,672,673)
Deposit on land use rights	(17,695,934)	—	—
Other receivable and deferred charges	658,893	(1,118,155)	(1,248,884)
Increase (decrease) in liabilities:
Accounts payable	2,556,717	2,716,495	(1,737,640)
Advances from customers	2,066,546	(28,428,381)	3,913,776
Accrued expense	42,522	1,625,843	2,596,303
Other payable	(1,016,610)	(266,309)	(123,000)
Income and other taxes payable	10,047,030	6,909,809	(2,242,998)

Net cash provided by (used in) operating activities	8,611,383	6,343,346	(3,177,893)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	1,039,410	591,312	1,586,420
Purchase of buildings, equipment and automobiles	(244,355)	(13,269,773)	(2,834,214)
Notes receivable collected, net	1,272,541	(2,246,025)	—
Proceeds from sale of fixed assets	—	243,616	—
Proceeds from sale of long term investment	—	—	492,000
Payments to acquire subsidiary, net of cash received	(27,087,844)	—	—

Net cash used in investing activities	(25,020,248)	(14,680,870)	(755,794)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds	3,944,359	13,835,303	14,760,000
Payments on loans	(14,202,410)	(7,905,887)	(10,824,000)
Loans from employees, net	1,226,736	1,016,551	—
Loans from New Land previous shareholders	4,207,315	—	—
Proceeds from issuance of common stock and warrants	23,239,997	1,750,421	—

Net cash provided by financing activities	18,415,997	8,696,388	3,936,000

INCREASE IN CASH	2,007,132	358,864	2,313

EFFECTS ON FOREIGN CURRENCY EXCHANGE	(35,750)	(9,976)	706

NET INCREASE IN CASH	1,971,382	348,888	3,019

CASH, beginning of period	379,633	30,745	27,726

CASH, end of period	$2,351,015	$379,633	$30,745

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$1,975,917	$2,147,800	$170,928

Cash paid for income taxes	$384,615	$—	$2,476,096

See accompany notes to consolidated financial statements

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

	Common Stock		Additional paid-in	Statutory	Retained	Capital contribution	Accumulated other comprehensive
	Shares	Par Value	capital	reserves	earnings	receivable	income	Totals
BALANCE, December 31, 2004	20,000,000	$20,000	$5,442,798	$523,538	$2,252,373	$—	$—	$8,238,709

Net Income	—	—	—	—	4,737,598	—	—	4,737,598
Adjustment to statutory reserve	—	—	—	710,640	(710,640)	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	242,783	242,783

BALANCE, December 31, 2005	20,000,000	$20,000	$5,442,798	$1,234,178	$6,279,331	$—	$242,783	$13,219,090

Common stock issued for cash at $3.25	619,223	619	1,749,802	—	—	—	—	1,750,421
Net Income	—	—	—	—	9,050,810	—	—	9,050,810
Adjustment to statutory reserve	—	—	—	915,960	(915,960)	—	—	—
Capital contribution receivable	—	—	—	—	—	(5,462,798)	—	(5,462,798)
Foreign currency translation adjustment	—	—	—	—	—	—	655,435	655,435

BALANCE, December 31, 2006	20,619,223	$20,619	$7,192,600	$2,150,138	$14,414,181	$(5,462,798)	$898,218	$19,212,958

Common stock issued for consulting service	60,000	60	131,340	—	—	—	—	131,400
Common Stock and warrants issued at $2.70	9,387,985	9,388	20,532,623	—	—	—	—	20,542,011
Common Stock issued from warrants conversion	74,679	75	524,971	—	—	—	—	525,046
Net Income	—	—	—	—	16,686,116	—	—	16,686,116
Adjustment to statutory reserve	—	—	—	735,141	(735,141)	—	—	—
Capital contribution receivable	—	—	—	—	—	5,462,798	—	5,462,798
Foreign currency translation adjustment	—	—	—	—	—	—	3,617,405	3,617,405

BALANCE, December 31, 2007	30,141,887	$30,142	$28,381,534	$2,885,279	$30,365,156	$—	$4,515,623	$66,177,734

See accompany notes to consolidated financial statements

Note 1 — Organization and Basis of Presentation

China Housing & Land Development, Inc. (the “Company”) is a Nevada corporation, incorporated on July 6, 2004 under the name Pacific Northwest Productions Inc. (“Pacific”). On May 6, 2006, the Company changed its name to China Housing & Land Development, Inc. The Company, through its subsidiary Xi’an Tsining Housing Development Company Inc. (“XTHDC”), is engaged in acquisition, development, management, and sale of commercial and residential real estate properties located primarily in Xi’an City, the People’s Republic of China (“PRC” or “China”).

XTHDC was established during May 1992 as a state-owned enterprise, whose former name is Xi’an New Star Group Real Estate Development Co. Ltd, and was formerly the logistics department of Lan Zhou Military area of the People’s Liberation Army of China. XTHDC was reorganized as a limited liability company with equity capital invested by management personnel in September 1999. XTHDC is a Chinese registered limited liability company with a legal structure similar to a regular corporation and a limited liability company. The Articles of Association provide for a 54 year term beginning September 7, 1999 with registered capital of approximately $3,140,000 (RMB26,000,000). On March 28, 2002, the registered capital of XTHDC was increased to approximately $6,050,000 (RMB50,000,000).

On April 21, 2006, XTHDC entered into and closed a share purchase agreement with Pacific, a public shell in the United States of America incorporated in the state of Nevada. Pursuant to the purchase agreement, Pacific acquired all of the issued and outstanding capital stock of XTHDC in exchange for 16,000,000 (post-split) shares of Pacific’s common stock.

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

As a result of the transaction, XTHDC’s stockholders owned approximately 80% of the combined company and the directors and executive officers of XTHDC became the directors and executive officers of Pacific. Accordingly, the transaction has been accounted for as a reverse acquisition of Pacific by XTHDC resulting in a recapitalization of XTHDC. XTHDC was deemed to be the purchaser and surviving company for accounting purposes. Accordingly, the results of operations and cash flows of XTHDC for the year ended December 31, 2005 have been presented for comparative purposes.

Note 1 — Organization and Basis of Presentation — continued

In addition, on May 5, 2006, Pacific changed its name to China Housing & Land Development, Inc. and the stockholders approved a stock dividend of seven shares for each share held, which has been accounted for as an eight to one forward stock split. All shares and per share data have been restated retrospectively.

On March 9, 2007, the Company acquired 100% equity of Xi’an New Land Development Co., Ltd (“New Land”). See note 3 for details of acquisition.

New Land was originally incorporated in September 2003 in Xi’an City in Shaanxi province, China. In 2006, New Land entered into an agreement with the Baqiao District Government of Xi’an City to develop Baqiao Science & Technology Industrial Park (“Baqiao Park”), a provincial development zone in Shaanxi Province, to establish a joint venture for New Land to develop and purchase approximately 487 acres in Baqiao Park. The agreement covers the period from July 2006 to June 2011. New Land is responsible for the installation and maintenance of all basic infrastructures, including water, electricity, and gas supply, along with telecommunication and sewer systems. In return, New Land will be given the exclusive right to obtain 487 acres of land use rights.

On June 19, 2007, New Land established Xi’an Hao Tai Housing Development Company Inc. (“Hao Tai”) for the purpose of obtaining, developing, and trading land use rights in China. Hao Tai’s registered capital is RMB 8.0 million, approximately $1.06 million, and is 100% owned by New Land. The company received the formal business license from the government in July 2007.

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, XTHDC, New Land and Hao Tai. All inter-company accounts and transactions have been eliminated on consolidation. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 — Summary of Significant Accounting Policies — continued

Reporting Currency and Foreign Currency Translation

As of December 31, 2007, the accounts of the Company are maintained in their functional currency, the Chinese Yuan Renminbi (RMB). The reporting currency for the consolidated financial statements is the United States Dollars (USD) which is in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the RMB as the functional currency. According to SFAS No. 52, all assets and liabilities are translated at the exchange rate on the balance sheet date, shareholders’ equity is translated at the historical rates and the statements of operations and cash flows are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.”

Revenue Recognition

Real estate sales are reported in accordance with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate”. Profit from the sales of development properties, less 5% business tax, is recognized by the full accrual method when the sale is consummated. A sale is not considered consummated until (1) the parties are bound by the terms of a contract, (2) all consideration has been exchanged, (3) any permanent financing of which the seller is responsible has been arranged, (4) all conditions precedent to closing have been performed, (5) the seller does not have substantial continuing involvement with the property, and (6) the usual risks and rewards of ownership have been transferred to the buyer. Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method of accounting. Under the deposit method, all costs are capitalized as incurred, and payments received from the buyer are recorded as a deposit liability. Real estate rental income, less 5% business tax, is recognized on the straight-line basis over the terms of the tenancy agreements.

For Company financed sales, the Company recognizes sales based on the full accrual method provided that the buyer’s initial and continuing investment is adequate according to SFAS No. 66. The initial investment is the buyer’s down-payment less the loan amount provided by the Company. Interests on these loans are amortized over the terms of the loans.

For land sales, the Company recognizes the revenue when title of the land is transferred and collectability is assured.

For the reimbursement on infrastructure costs, the Company recognizes the income, which is at the fair market value agreed between the Company and the PRC government, when they enter into a binding agreement with the government agreeing on the reimbursement.

Note 2 — Summary of Significant Accounting Policies — continued

Revenue Recognition — continued

In December of 2007, Hao Tai incorporated and sold a company to a client inclusive of the land use right trading activities. The operating income that resulted from this transaction was approximately $14 million.

Real Estate Capitalization and Cost Allocation

Real estate held for development or sale consists of residential and commercial units under construction and units completed. Construction in progress includes costs associated in development and construction of the Baqiao project

Real estate held for development or sale are stated at cost or estimated net realizable value, whichever is lower. Costs include land and land improvements, direct construction costs and development costs, including predevelopment costs, interest on indebtedness, real estate taxes, insurance, construction overhead and indirect project costs. Selling and advertising costs are expensed as incurred. Total estimated costs of multi-unit developments are allocated to individual units based upon specific identification methods.

Land and land improvement costs include cost of land use rights, land improvements, interest on indebtedness and real estate taxes. Appropriate costs are allocated to projects on the basis of acreage, dwelling units and relative sales value.

Land and land improvements applicable to condominiums, town homes and single-family homes, are transferred to construction in progress when construction commences.

If the real estate is determined to be impaired, it will be written down to its fair market value. Real estate held for development or sale costs include the cost of land use rights, land development and home construction costs, engineering costs, insurance costs, wages, real estate taxes, and interest related to development and construction. All costs are accumulated by specific projects and allocated to residential and commercial units within the respective projects. The Company leases the land for the residential unit sites under land use rights with various terms from the government of the PRC. The Company evaluates the carrying value for impairment based on the undiscounted future cash flows of the assets. Write-downs of inventory deemed impaired would be recorded as adjustments to the cost basis. No impairment loss was incurred or recorded for the year ended December 31, 2007 (2006 — $79,665).

No depreciation is provided for construction in progress.

Note 2 — Summary of Significant Accounting Policies — continued

Capitalization of Interest

In accordance with SFAS 34, interest incurred during construction is capitalized to construction in progress. All other interest is expensed as incurred.

For the year ended December 31, 2007, interest incurred by the Company was $3,454,862 (2006 — $2,245,021 and 2005 — $1,580,048) and capitalized interest for the same period was $1,904,096 (2006 — $1,975,588 and 2005 — $838,168).

Concentration of Risks

The Company sells residential and commercial units to residents and small business owners and the Company sells land to the local real estate developers. The Company had four major customers that accounted for approximately 62% of the Company’s sales for the twelve months ended December 31,2007. One of these customers accounted for 84% of accounts receivable as at December 31, 2007. The Company has no major customer that accounts for more than 5% of the Company’s sales for the years ended December 31, 2006 and 2005.

The Company is dependent on third-party sub-contractors, manufacturers, and distributors for all of construction services and supply of construction materials. Construction services or products purchased from the Company’s five largest subcontractors/suppliers accounted for 56% of total services and supplies for the year ended December 31, 2007 (2006 – 41%).

Accounts payables to these subcontractors/suppliers amounted to $1,723,020 at December 31, 2007 (2006 — $2,070,834).

The Company’s operations are carried out in the People’s Republic of China. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the People’s Republic of China and by the general state of the People’s Republic of China’s economy. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Cash and Concentration of Risk

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. Total cash in state-owned banks at December 31, 2007 amounted to $2,296,766 (2006 — $353,762) of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts.

Note 2 — Summary of Significant Accounting Policies — continued

Restricted Cash

The bank grants mortgage loans to home purchasers and will credit these amounts to the Company’s bank account once title passes. If the houses are not completed and the new home owners have no ownership documents to secure the loan, the bank will deduct 10% of the home owner’s loan from the Company’s bank account and transfer that amount to a designated bank account classified on the balance sheet as restricted cash. Interest earned on the restricted cash is credited to the Company’s normal bank account. The bank will release the restricted cash after home purchasers have obtained the ownership documents to secure the mortgage loan. Total restricted cash amounted to $101,351 as of December 31, 2007 (2006 – 1,108,271).

Accounts Receivable

Accounts receivable consists of balances due from customers for the sale of residential and commercial units in the PRC. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimated uncollectible amounts are based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $94,514 at December 31, 2007 (2006 — $79,118).

Other Receivables

Other receivables consist of various cash advances to unrelated companies and individuals with which management of the Company has business relationships. These amounts are not related to operations of the Company, are unsecured, non-interest bearing and generally short term in nature. The balance of other receivables was $749,890 (2006 — $1,282,831) as December 31, 2007. Other receivables are reviewed annually as to whether their carrying value has become impaired. As of December 31, 2007, the Company has established an allowance for doubtful accounts of $190,372 (2006 – 301,920).

Note 2 — Summary of Significant Accounting Policies — continued

Notes Receivable

The Company finances sales to certain new homeowners. Financing agreements are signed and the loans are due in 1 to 3 years. The loans are non-interest bearing, therefore the Company has discounted the carrying amount of notes receivable at the market mortgage rate. Notes receivable are presented net of allowance for doubtful accounts.

	2007	2006

Notes receivable	$1,036,775	$2,290,378
Less: unamortized interest	(88,857)	(34,710)
Less: allowance for doubtful accounts	_	(128,397)

Notes receivable, net	$947,918	$2,127,271

Advances to Suppliers

Advances to suppliers consist of amounts paid in advance to contractors and vendors for services and materials. Advances amounted to $2,071,549 as of December 31, 2007 (2006 — $493,570).

Deposits on Land Use Rights

Deposits on land use rights consist of deposits held by the government to purchase land use rights in Baqiao Park. Deposits amounted to $29,694,103 as of December 31, 2007 (2006 — $0).

Asset Held for Sale

The Company intends to sell one of its fixed assets which consist of 14,478 square meters of retail units with net book value of $12,910,428 as of December 31, 2007. There was no asset held for sale as of December 31, 2006.

Note 2 — Summary of Significant Accounting Policies — continued

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 2007, 2006 and 2005 amounted to $423,932, $354,444 and $124,404, respectively, with $343,888 (2006 — $261,463 and 2005 — $124,404) recorded in selling, general and administrative expenses and $80,044 (2006 — $92,981, 2005 — $0) recorded in other income to offset rental revenue. Estimated useful lives of the assets are as follows:

Estimated Useful Life

Head office buildings and improvements	30 years
Vehicles	6 years
Electronic equipment	5 years
Office furniture	5 years
Computer software	3 years

Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Major additions and betterment to property and equipment are capitalized and depreciated over the remaining useful life of the assets.

Intangible Asset

Intangible asset relates to the development right for the 487 acres of land in Baqiao Park obtained from the acquisition of New Land (see note 3). The intangible asset is considered a definite lived intangible asset. In accordance with SFAS No. 142, the intangible asset is subject to amortization over its useful life. The method of amortization selected reflects the pattern in which the economic benefit of the intangible asset is realized. The amortization is based on the acreage of land sold or developed and weighted-average expected profit margins. This method is intended to match the pattern of amortization with the income-generating capacity of the asset.

As of December 31, 2007, the amount recorded for its intangible asset was $48,205,697. The Company evaluates its intangible asset for impairment issues and whenever events or changes in circumstances indicate that the carrying value of its intangible may not be recoverable from its estimated future cash flows it records a write-down for this impairment. As of December 31, 2007, the Company has recorded $1,157,758 (2006 — $0 and 2005 — $0) of amortization on the intangible asset and it is included in cost of properties.

Note 2 — Summary of Significant Accounting Policies — continued

Long-lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes there were no impairments of its long-lived assets as of December 31, 2007 and 2006.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company considers the carrying amount of cash (including restricted cash), accounts receivable, other receivables, accounts payable, accrued expenses and other payables to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. Management believes the interest rates on loans payable to New Land’s previous shareholders, loans from employees and loans payable reflect rates currently available. Thus, the carrying value of these loans approximates fair value. The notes receivable are non-interest bearing and the Company has discounted the notes using the current market mortgage rate, thus, the carry value of the notes receivable approximates fair value.

Accounts Payable

Accounts payable consists of balances due to subcontractors and suppliers for the purchase of construction services and the Baqiao government for land use right. Accounts payable amounted to $9,311,995 at December 31, 2007 (2006 — $5,324,813).

Advances from Customers

Advances from customers represent prepayments by customers for home purchases. The Company records such prepayment as advances from customers when the payments are received. Advances from customers amounted to $5,258,351 at December 31, 2007 (2006 — $2,902,426).

Note 2 — Summary of Significant Accounting Policies — continued

Other Payables

Other payables consist of various cash advances from unrelated companies and individuals which management of the Company has business relationships. These amounts are not related to operations of the Company, are unsecured, non-interest bearing and short term in nature. Other payables amounted to $3,881,137 as of December 31, 2007 (2006 — $2,572,838).

Advertising Costs

Advertising and sales promotion costs are expensed as incurred. Advertising expense totaled $781,998, $565,577, $533,021 for the years ending December 31, 2007, 2006 and 2005, respectively.

Warranty Costs

Generally, the Company provides all of its customers with a limited (half a year to 5 years) warranty period for defective workmanship. The Company accrues the estimated warranty costs into the cost of its homes as a liability after each project is closed based on the Company’s historical experience, which normally is less than 0.2% of total costs of the project. Any excess amounts are expensed in the period when they occur. Many of the items relating to workmanship are completed by the existing labor force utilized to construct other new houses and are therefore already factored into the labor and overhead costs of another project. Any significant material defects are generally under warranty with the Company’s suppliers. Currently, the Company retains 5% of the total construction contract from the construction contractors for a period of one year after the completion of the construction. Such retention amounts will be used to pay for any repair expense incurred due to defects in the construction. The Company has not historically incurred any significant litigation requiring additional specific reserves for its product offerings. As of December 31, 2007 and 2006, the Company accrued $0 and $68,682 as warranty costs, respectively.

Note 2 — Summary of Significant Accounting Policies — continued

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At December 31, 2007 the significant book to tax difference was related to the intangible asset which has no tax value. There was no significant book to tax differences for 2006.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109", (“FIN 48”), on January 1, 2007. The Company did not have any material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48.

The Company files income tax returns in the PRC jurisdictions. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of general and administrative expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax rate differences from the federal statutory rate primarily due to non-deductible expenses, temporary differences and preferential tax treatment. No assessments on the income taxes for the 2006 and 2007 have been received by the Company.

Local PRC Income Tax

The subsidiaries of the Company are governed by the Income Tax Laws of the PRC concerning Chinese registered limited liability companies. Under the Income Tax Laws of the PRC, Chinese enterprises are generally subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region for which more favorable effective tax rates are applicable. New Land and Hao Tai are entitled to a refund of 6% of taxes otherwise payable.

Note 2 — Summary of Significant Accounting Policies — continued

Local PRC Income Tax — continued

The provision for income taxes at December 31, 2007 consisted of the following:

	2007	2006	2005

Provision for China income and local tax	$9,125,616	$4,511,442	$2,333,444

Recovery of deferred taxes	(382,060)	—	—

Total provision for income taxes	$8,743,556	$4,511,442	$2,333,444

The following table reconciles the U.S. statutory rates to the Company's effective tax rate at December 31,

	2007	2006	2005

U.S. statutory rates	34%	34%	34%
Foreign income not recognized in USA	(34)	(34)	(34)
U.S. loss not recognized	4	—	—
Statutory income taxes in China	33	33	33
Tax incentive on New Land and Hao Tai	(1)	—	—

Totals	34%	33%	33%

Basic and Diluted Earnings Per Share

Earning per share is calculated in accordance with the SFAS No. 128, “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net earning per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net earnings per share is based upon the weighted average number of common shares outstanding. Diluted net earnings per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method.

Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Note 2 — Summary of Significant Accounting Policies — continued

Derivative Financial Instruments

The Company accounts for its warrants in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Because the warrant agreement provides for cash settlement upon a change in control under certain circumstances, even if remote, the warrants have been accounted for and classified as a liability in the consolidated balance sheets. EITF 00-19 also requires the warrants to be carried on the balance sheet at fair value and to mark to market at each reporting period. The change in the fair value are reported in the income statement. The fair value of the warrants is determined using the Cox-Ross-Rubinstein (“CRR”) Binomial Lattice Model.

Comprehensive Income

Comprehensive income consists of net income and foreign currency translation gains and losses affecting shareholders’ equity that, under GAAP, are excluded from net income. Gain on foreign exchange translation totaled $3,561,294, $655,435 and $242,783 for 2007, 2006 and 2005, respectively.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Recent Pronouncements

In September 2006, FASB issued SFAS 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on its consolidated financial statements.

Note 2 — Summary of Significant Accounting Policies — continued

Recent Pronouncements — continued

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financials Liabilities — Including an Amendment of FASB Statement No.115". This standard permits measurement of certain financial assets and financial liabilities at fair value. If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date. Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 requires prospective application and certain additional presentation and disclosure requirements. The standard is effective as of the beginning of the fiscal year that begins after November 15, 2007. The Company is currently evaluating the provisions of SFAS No. 159 to determine the potential impact, if any, the adoption will have on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”) which revised SFAS No. 141, “Business Combinations”. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. As the provisions of SFAS No. 141(R) are applied prospectively, the impact of this standard cannot be determined until the transactions occur.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning after December 15, 2008. The impact of this standard cannot be determined until the transactions occur.

Note 3 — Acquisition

On March 9, 2007, the Company entered into a Share Transfer Agreement (the “Agreement”) to acquire RMB 32 million of registered and paid-in capital of New Land, representing 100% equity ownership of New Land. The acquisition was effective on May 31, 2007. The total purchase price for the acquisition was RMB 270 million, approximately $35.2 million. The total purchase price included 1) an initial cash payment of RMB 5 million, approximately $0.6 million, payable within 20 days after the signing of the Agreement, 2) an additional cash payment of RMB 57 million, approximately $7.4 million, within 30 days on receipt of the due diligence report and 3) a promissory note of the aggregate amount of RMB 208 million, approximately $27.2 million, bearing 10% interest with a maturity of January 30, 2009. As of December 31, 2007, the remaining balance of the above note payable under the Agreement amounted to $8,717,684 (see note 9).

The Company accounted for the business combination using the purchase method of accounting pursuant to SFAS No. 141, “Business Combinations”. The purchase price was allocated to the identifiable assets and liabilities assumed based on their estimated fair values.

Purchase Price	$35,286,737

Value assigned to assets and liabilities:
Assets:
Cash	$50,390
Other receivables	20,318
Equipment	102,577
Work in progress	6,448,748
Prepayment	224,597
Intangible asset	47,107,396

Liabilities:
Accounts payable	(963,233)
Other payable	(2,100,310)
Accrued expenses	(58,304)
Deferred tax	(15,545,441)

Total net assets	$35,286,637

The operations of New Land from June 1 to December 31, 2007 is included in the Company’s consolidated financial statements.

Note 4 — Supplemental Disclosure of Cash Flow Information

Income taxes paid amounted to $384,615, $0 and $2,476,096 for the years ended December, 2007, 2006 and 2005, respectively. Interest paid for the year ended December 31, 2007, 2006 and 2005 amounted to $1,975,917, $2,147,800 and $170,928, respectively.

Non-cash operating activity included the transfer of fixed assets as prepayment to one of the Company’s contractors at fair market value for $956,434 in 2007 with a book value of $163,262. In addition, the revenue of $11,243,231 receivable on the reimbursement of infrastructure from the Baqiao government will be applied against future purchase of land use rights and is recorded as deposits on land use rights.

Non-cash financing activities included the issuance of 60,000 shares of common stock to an investor relations company in consideration of a one-year consulting service valued at $131,400. In addition, 123,845 warrants were exercised on a non-cash basis resulting in the issuance of 29,377 shares of common stock.

Non-cash financing activities also included reclassification of notes receivable from accounts receivable of $947,918 and paying off $1,691,262 of the loan due to the original shareholders of New Land, using inventory appraised at fair market value.

Note 5 – Real Estate

The following summarizes the components of real estate inventories at December 31, 2007 and 2006:

	2007	2006
Finished projects	$16,130,130	$37,247,436
Construction in progress	24,856,801	9,730,650

Total real estate held for development or sale	$40,930,819	$46,978,086

Note 6 – Other Receivables, Prepaid Expenses and Other Assets

Other receivables, prepaid expenses and other assets consist of the following at December 31, 2007:

	2007	2006
Other receivables	$749,890	$1,282,831
Allowance for bad debts	(190,372)	(301,920)
Prepaid expenses	63,241	5,128

Other receivables, prepaid expenses
and other assets	$622,759	$986,039

Note 7 — Property and Equipment, Net

Property and equipment consist of the following at December 31, 2007 and 2006:

	2007	2006
Head office buildings and improvements	$1,018,494	$819,198
Income producing properties	18,469,840	17,435,847
Electronic equipment	195,244	117,081
Vehicles	87,740	55,598
Office furniture	119,960	95,519
Computer software	48,180	—

Totals	19,939,470	18,523,243

Accumulated depreciation	(1,322,030)	(821,347)
Net book value of building held for sale	(12,910,428)	—

Property and equipment, net	$5,707,012	$17,701,896

Note 8 — Accounts Receivable

Accounts receivable consist of the following at December 31, 2007 and 2006:

	2007	2006
Accounts receivable	$12,202,396	$3,149,634
Allowance for doubtful accounts	(94,514)	(79,118)

Accounts receivable, net	$12,107,882	$3,070,516

Note 9 – Loans Payable to New Land’s Previous Shareholders

The Company has loans payable to previous shareholders of New Land that totaled to $11,413,229 at December 31, 2007 (2006 — $0). $8,717,684 of the total relates to the acquisition of New Land (see note 3) and is due January 2009. The remaining balance pertains to additional loans made by these shareholders and are due in June 2008. The loans bear interest at 10% per annum.

Note 10 — Loans from Employees

The Company has borrowed monies from certain employees to fund the Company’s construction projects. The loans bear interest ranging between 7% and 12% and the principal matures in 2009. At December 31, 2007, loans from employees amounted to $2,388,862 (2006 — $1,037,842).

Note 11 — Loans Payable

Loans payable represent amounts due to various banks and are due on demand or within one year. These loans generally can be renewed with the banks when they expire. Loans payable at December 31, 2007 and 2006 consisted of the following:

	December 31, 2007	December 31, 2006
Commercial Bank Weilai Branch
originally due August 7, 2007 and renewed to August
29, 2008, annual interest rate is at 11.34 percent,
secured by the Company's Xin Xing Gangwan, Xin Xing
Tower and Ming Yuan projects	$5,209,333	$5,128,000

Commercial Bank Weilai Branch
originally due December 31, 2007 and renewed to
December 31, 2008, annual interest is at 9.79
percent, secured by the Company's 24G project	5,483,508	6,410,000

Xi'an Rural Credit union Zao Yuan Rd. Branch,
Due June 14, 2008, annual interest is at 9.527
percent, secured by the Company's Jun Jing Yuan I,
Han Yuan project and Xin Xing Tower Projects	3,427,193	—

Shannxi International Trust Investment Co.
due on demand, annual interest rate was at 10.08
percent, secured by 14 units of the Company's Xin Xin
In House and Harbor projects	—	2,564,000

Shannxi International Trust Investment Co.
due September 20, 2007, annual interest rate was at
10.08 percent, secured by 6 commercial units of the
Company's Jun Jin Yuan projects	—	503,826

Merchant Bank Xi'an High and New Technology
Development Zone Branch, due June 27, 2007, annual
interest rate was at 19.20 percent, secured by the
Company's Jun Jin Yuan project	—	403,830

Construction Bank Zhuque Road Branch,
due May 6, 2007, annual interest rate was at 6.21
percent, secured by the Company's Jun Jin Yuan project	—	4,107,528

Construction Bank Zhuque Road Branch,
due July 6, 2007, annual interest rate was at 6.91	—	2,564,000
percent, secured by the Company's Jun Jin Yuan project

Various loans on demand,
to unrelated parties, at various interest rates	—	1,525,668

Total	$14,120,034	$23,206,852

Note 11 — Loans Payable — continued

All loans were borrowed for construction projects. All interest paid was capitalized and allocated to various construction projects.

Note 12 — Accrued Expenses

	2007	2006
Accrued expenses	$362,854	$1,738,584
Accrued interest	1,540,597	—

Total	$1,903,451	$1,738,584

Note 13 — Shareholders’ Equity

Common stock

On June 28, 2006, the Company entered into securities purchase agreements with accredited investors and completed the issue of $1,075,000 of the Company’s common stock and common stock purchase warrants. The securities sold were an aggregate of 330,769 shares of common stock and 99,231 warrants. Each warrant is exercisable for three years with an initial exercise price of $3.60 per share. The exercise price was amended to $3.31 per share during 2007. Pursuant to the terms of the warrants, each investor has contractually agreed to restrict its ability to exercise the warrants to an amount which would not exceed the difference between the number of shares of common stock beneficially owned by the holder or issuable upon exercise of the warrant held by such holder and 9.9% of the outstanding shares of common stock of the Company. New York Global Securities, Inc. acted as the placement agent of the transaction. The fair value of the warrants at December 31, 2007 was determined to be $2.52 using the CRR Binomial Lattice Model with the following assumptions: expected life – 1.47 years; expected volatility – 75%, risk fee interest rate – 3.20% and dividend rate – 0%.

In connection with the offering, the Company paid a placement fee of 10% of the proceeds in cash, together with other expenses in the amount of 3% of the proceeds, in cash. In addition, the placement agent was issued warrants to purchase 66,154 shares of common stock on the same terms and conditions as the investors. The fair value of these warrants was determined to be $118,340 on the date they were issued. They were exercised during the year.

Note 13 — Shareholders’ Equity — continued

Common stock — continued

Pursuant to securities purchase agreements with accredited investors dated July 7, 2006, the Company received $124,975 and issued 38,454 shares of common stock and 11,536 warrants. Each warrant is exercisable for three years at an initial exercise price of $3.60 per share. The exercise price was amended to $3.31 per share during 2007. The fair value of the warrants at December 31, 2007 was determined to be $2.53 using the CRR Binomial Lattice Model with the following assumptions: expected life – 1.49 years; expected volatility – 75%, risk fee interest rate – 3.20% and dividend rate – 0%.

In connection with the offering, the Company paid a placement fee of 10% of the proceeds in cash, together with other expenses in the amount of 3% of the proceeds, in cash. In addition, the placement agent was issued warrants to purchase 7,691 shares of common stock on the same terms and conditions as the investors. The fair value of these warrants was determined to be $13,727 on the date they were issued. They were exercised during the year.

Pursuant to securities purchase agreements with accredited investors dated August 21, 2006, the Company received $812,500 and issued 75,000 shares of common stock and 198,845 warrants. Each warrant is exercisable for three years at $3.60 per share. The fair value of the warrants at December 31, 2007 was determined to be $2.59 per warrant using the CRR Binomial Lattice Model with the following assumptions: expected life – 1.62 years; expected volatility – 75%, risk fee interest rate – 3.20% and dividend rate – 0%.

In connection with the offering, the Company paid a placement fee of 10% of the proceeds in cash, together with other expenses in the amount of 3% of the proceeds, in cash. In addition, the placement agent was issued warrants to purchase 50,000 shares of common stock on the same terms and conditions as the investors. The fair value of these warrants was determined to be $94,646 on the date they were issued. They were exercised during the year.

The Company filed the registration statement registering the resale of shares of the Company’s common stock and those issuable upon exercise of the warrants on August 21, 2006 and the registration statement was effective on September 14, 2006.

On January 15, 2007, the Company issued 60,000 shares of common stock to an investor relations company in consideration for one year of consulting service through December 31, 2007. The 60,000 shares of common stock have been recorded at $2.19 per share or $131,400 based on the trading price of the shares at January 12, 2007. This amount was included in prepaid expenses and is being amortized over the service period.

Note 13 — Shareholders’ Equity — continued

Common stock — continued

Pursuant to securities purchase agreements with accredited investors dated May 7, 2007, the Company received $25,006,978 and issued 9,261,847 shares of common stock and 2,778,554 warrants. Each warrant is exercisable for five years at $4.50 per share. In connection with the offering, the Company paid a 7% placement fee and $173,689 in legal fees. The fair value of the warrants at December 31, 2007 was determined to be $0.76 per warrant using the CRR Binomial Lattice Model with the following assumptions: expected life – 4.34 years; expected volatility – 75%, risk fee interest rate – 3.35% and dividend rate – 0%.

According to Section 4.8, Anti-Dilute of the Share Purchase Agreements dated June 28, 2006, July 7, 2006 and August 21, 2006, the Company issued 126,138 shares of common stock and 27,364 warrants; additionally, the Company reduced the exercise price of all related warrants from $3.60 to $3.31. The fair value of the warrants at December 31, 2007 was determined to be $2.55 per warrant using the CRR Binomial Lattice Model with the following assumptions: expected life – 1.53 years; expected volatility – 75%, risk fee interest rate – 3.20% and dividend rate – 0%.

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in, a Company’s Own Stock,” the warrants contain a provision permitting the holder to demand payment based on a Black Scholes valuation in certain circumstances. Therefore, under EITF 00-19 and SFAS No. 133, the Company recorded the warrants as a liability at their fair value on the date of grant and then marked them to $2,631,991 at December 31, 2007. The change in fair value of warrants totaled $632,296 (2006 — $0 and 2005 — $0).

The Company filed the registration statement registering the resale of shares of the Company’s common stock on June 22, 2007 and the registration statement was effective on July 5, 2007.

123,845 warrants having an exercise price of $3.31 were exercised in July 2007 on a non-cash, basis resulting in the issuance of 29,377 shares of common stock.

45,302 warrants having an exercise price of $4.50 were exercised in July 2007 on a cash basis, resulting in the issuance of 45,302 shares of common stock.

Note 13 — Shareholders’ Equity — continued

Warrants

Following is a summary of the warrant activity:

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price
December 31, 2005	—	—	$ —
Granted	309,612	309,612	3.31

December 31, 2006	309,612	309,612	3.31
Granted	2,805,918	2,805,918	4.49
Exercised	169,147	169,147	3.63

December 31, 2007	2,946,383	2,946,383	$ 4.41

Following is a summary of the status of warrants outstanding at December 31, 2007:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Price	Exercise Number

$3.31	213,131	1.53 years	$3.31	213,131
$4.50	2,733,252	4.34 years	$4.50	2,733,252

Note 14 — Statutory Reserves

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprises’ income, after the payment of the PRC income taxes, shall be allocated to the statutory surplus reserves. The proportion of allocation for reserve funds is no less than 10 percent of the profit after tax until the accumulated amount of allocation for statutory surplus reserve funds reaches 50 percent of the registered capital. Statutory reserves represent restricted retained earnings.

Note 14 — Statutory Reserves — continued

Statutory surplus reserves are to be utilized to offset prior years’ losses, or to increase its share capital. When a limited liability company converts its surplus reserves to capital in accordance with a shareholders’ resolution, the Company will either distribute new shares in proportion to the number of shares held by each shareholder, or increase the par value of each share. Except for the reduction of losses incurred, any other usage should not result in this reserve balance falling below 25% of the registered capital. Registered capital at December 31, 2007 is approximately $23.6 million (2006 — $5.8 million)

Pursuant to the board of directors’ resolution, XTHDC transferred 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

The transfer to this reserve must be made before distributions of any dividends to shareholders. For the year ended December 31, 2007, the Company appropriated $735,141 (2006 – $915,960 and 2005 — $710,640) to this surplus reserve.

Note 15 — Employee Welfare Plan

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The Company established a retirement pension insurance, unemployment insurance, health insurance and house accumulation fund for the employees during the term they are employed. For the year ended December 31, 2007, the Company made contributions in the amount of $51,781 (2006 — $13,922 and 2005 — $32,571).

Note 16 — Earnings Per Share

Earnings per share for years ended December 31, 2007 and 2006 were determined by dividing net income for the years by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

	2007	2006	2005
Net income for basic earnings per share
- basic and diluted	$16,686,115	$9,050,810	$4,737,598

Weighted average shares outstanding
- basic and diluted	26,871,388	20,277,615	20,000,000

Earnings per share
- basic and diluted	$0.62	$0.45	$0.24

Note 16 — Earnings Per Share — continued

The outstanding warrants have an anti-dilutive effect on the earnings per share and are therefore excluded from the determination of diluted earnings per share calculation.

Notes 17 — Other Income

The Company rents certain portions of its residential and commercial units to individuals and businesses for 1 year terms, renewed annually.

Rental income and other income and expenses for the year ended December 31 consisted of the following:

	2007	2006	2005
Interest income	$42,380	$30,395	$45,545
Other non-operating income	89,439	58,543	139,236
Rental income	153,359	213,544	144,678
Gain on disposal of fixed assets and inventory	48,347	149,830	6,222

Total	$333,525	$452,312	$335,681

Note 18 – Segmented Information

The Company has one operating segment, being the real-estate sales and development. All revenue is from customers in PRC and all of the Company’s assets are located in PRC.

Note 19 — Commitments and Contingencies

The Company leases part of its office space under long-term, non-cancelable operating lease agreements. The leases expire on December 31, 2008. The future minimum rental payments required under the operating lease agreements are $71,816.

Rental expense for 2007, 2006 and 2005 amounted to $79,528, $70,178 and $64,017, respectively.

As of December 31, 2007, the Company had one land use right with an unpaid balance of approximately $2.4 million. The balance is not due until the vendor removes the existing building on the land and changes the zoning status on the land use right certificate.

Note 20 — Subsequent Events

On January 28, 2008, the company raised $20 million through the issuance of senior secured convertible notes to institutional investors. As part of the private placement, the company issued five-year senior secured convertible notes with an aggregate principal amount of $20 million that pay cash interest of 5 percent per annum. $9 million of the notes are convertible into common stock and carry an initial conversion price of $5.57 per share, which can be increased if certain stock price thresholds are met. Additionally, forced conversion can also occur at the Company’s discretion if certain stock price thresholds are met. The notes are secured by certain real estate assets and additionally through a pledge of common shares owned by Mr. Pingji Lu, the Company’s Chairman and Chief Executive Officer. Additionally, investors in the private placement were granted 1,437,467 five-year warrants with a strike price of $6.07 per common share, which are callable if certain stock price thresholds are met. Approximately 215,620 warrants are also available as a management incentive if certain milestones are met.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective December 10, 2007, Moore Stephens Wurth Frazer and Torbet, LLP (MSWFT) resigned as the independent certified public accounting firm for China Housing & Land Development, Inc. (the Company).  MSWFT’s resignation letter was dated December 10, 2007.

The audit reports of MSWFT on the consolidated financial statements of the Company as of and for the year ended December 31, 2006 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audour of the Company’s consolidated financial statements for each of the fiscal years ended December 31, 2006 and through December 10, 2007, there were: (i) no disagreements between the Company and MSWFT on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of MSWFT, would have caused MSWFT to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such years, and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Effective as of  December 13, 2007 (the Engagement Date), the Company engaged Moore Stephens Cooper Molyneux LLP (New Auditor) as the Company’s new independent registered public accounting firm. The decision to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on December 10, 2007.

During the Company’s two most recent fiscal years ended December 31, 2006 and 2005 and through the date of this current report, the Company did not consult with the New Auditor on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and the New Auditor did not provide either a written report or oral advice to the Company that the New Auditor concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K

ITEM 9A. CONTROLS AND PROCEDURES.

(a)     Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)     Changes in Internal Control over Financial Reporting.

During the year ended December 31, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f)under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers and Directors

Below are the names and certain information regarding our executive officers and directors.

Name	Age	Title
Mr. Pingji Lu	57	Chairman & Chief Executive Officer
Mr. Xiaohong Feng	43	Managing Director & Chief Operating Officer and Director
Mr. Genxiang Xiao	45	Managing Director & Chief Administrative Officer
Mr. Edward Meng	47	Independent Director
Mr. Michael Marks	37	Independent Director
Mr. Carolina Woo	68	Independent Director
Mr. Gao Suiyi	54	Independent Director
Mr. William Xin	41	Chief Financial Officer

Officers are elected annually by the Board of Directors, at the Company’s annual meeting, to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

Background of Executive Officers and Directors

Lu Pingji, Chairman & Chief Executive Officer

Mr. Lu Pingji, 57, has served as the Chairman of the Board of Directors since joining the Company in September 1999. In addition, Mr. Lu was the founder of Lanbo Financial Investment Company Group Limited, where he was the Chairman of the Board and Chief Executive Officer from our formation in September 2003 until it’s merger with Lanbo Financial Group, Inc., when Mr. Lu served as the Chairman of the Board and Chief Executive Officer of Lanbo Financial Group, Inc. until December 2005. Prior to that Mr. Lu was the Chairman of the Board and Chief Executive Officer of Xian Newstar Real Estate Development Co., Ltd. from 1998 and previously served as General Manager from 1992. From February 1968 to December 1999, Mr. Lu held various positions in the Chinese military, including soldier, Director of Barrack Administration, supervisor, and Senior Colonel. Mr. Lu is member of the Enterprise Credit Association of Shaanxi Province. Mr. Lu graduated from Xi’an Army College with a major in architectural engineering.

Xiao Genxiang, Chief Administrative Officer & Director

Mr. Xiao Genxiang, Managing Director & Chief Administrative Officer

Mr. Xiao Genxiang, 45, the Chief Administrative Officer of the Company, joined the company and became CAO and Board Member in September 1999. In addition, Mr. Xiao was a director and Executive Vice President of Lanbo Financial Investment Company Group Limited from October 2003 until our merger with Lanbo Financial Group, Inc., when Mr. Xiao served as the Executive Vice President, Chief Operating Officer and a director of Lanbo Financial Group, Inc. until December 2005. Prior to that Mr. Xiao was a director and President of Xian Newstar Real Estate Development Co., Ltd. from 1999. Mr. Xiao received an M.B.A from Xi’an Jiaotong University in 2001.

Feng Xiaohong, Chief Operating Officer & Board Member

Mr. Feng Xiaohong, 43, has been Chief Operating Officer and a Board Member of the Company since joining in January 2003. In addition, Mr. Xiao Feng was a director of Lanbo Financial Group, Inc. from November 2004 until December 2005. Previously Mr. Feng served as President and a director of Xian Newstar Real Estate Development Co., Ltd. from 2003. From June 1996 to December 2002, Mr. Feng was general manager and president of Xi’an Honghua Industry, Inc. He is a member of the China Architecture Association, vice-president of Shaanxi Province Real Estate Association, and vice director of Xi’an Decoration Association. Mr.Feng received an M.S. of Architecture Science from Xi’an Architecture & Technology University in 1990.

Mr. William Xin, Chief Financial Officer

Mr. William Xin, 41, has been Chief Financial Officer of the Company since joining in January 2008. Mr. Xin has over ten years of experience in finance and international executive management operating in a broad range of industries. Most recently he was managing partner of Golden Leaf Investment Group, where he provided financial consulting, strategic planning, market research and venture capital services for multiple Chinese companies. Since 2005, Mr. Xin has served as Managing Partner at Golden Leaf Investment Group in New York City where he has provided financial consulting, strategic planning, market research and venture capital services on a number of projects including a hydropower company, a nanotechnology company and two emerging telecommunications companies. From 2000 through 2005, Mr. Xin was co-founder, chairman and CEO of BChinaB, Inc., a vertically-integrated US-based outsourcing company, where he helped companies such as Henry Schein, Libbey Inc., Ametek, Inc. Champion Enterprises and Rheem Air Conditioners increase profitability by outsourcing their supply chains to China. Mr. Xin has been featured in the Wall Street Journal and Crain’s magazine as a China business expert and has spoken on many panels regarding China. Mr. Xin earned his Bachelor’s degree and Master of Business Administration degree from Yale University in New Haven, Connecticut

Ms. Carolina Woo, Independent Director

Ms. Carolina Woo, 68, is currently the owner of CW Group, a consulting firm focused in real estate development, planning and design. Ms. Woo is also a member of the Board of Trustees of the Rhode Island School of Design. Previously, Ms. Woo worked at Skidmore, Owings & Merrill LLP (SOM) beginning in 1969, and retired as a partner of the international architecture-engineering office of SOM where she served as the President of SOM International Ltd. with overall responsibility for SOM’s work in China, Hong Kong, Taiwan, and the Asia-Pacific region. Ms. Woo received her Master’s Degree from Columbia University Graduate School of Business and her Bachelor’s Degree in Architecture from the Road Island School of Design.

Mr. Michael Marks, Independent Director

Mr. Michael Marks, 37, is currently a managing director and principal of Sonnenblick Goldman Asia Pacific Limited, a firm that provides advisory services in real estate investments. Mr. Marks is also the President and Director of Middle Kingdom Alliance Corp., a special purpose acquisition corporation listed on Over-the-Counter Bulletin Board. Previously, Mr. Marks served as a director of Horwath Asia Pacific from January 2002 to December 2005 and was the Chief Executive Officer and Director at B2Gglobe (Pty) Limited from May 2001 to December 2002. Mr. Marks received both Bachelor’s and Master’s Degrees in Commerce from the University of the Witwatersrand in Johannesburg, South Africa in 1994 and 1997, respectively, and also received a Bachelor’s Degree in Psychology from the University of South Africa in 1998. In 1997, Mr. Marks qualified as a Chartered Accountant in South Africa, and in 1999 as a Fellow of the Association of International Accountants in the United Kingdom.

Mr. Suiyin Gao, Independent Director

Mr. Suiyin Gao, 54, has over 30 years experience in human resource and management consultant area. Mr. Gao is currently the head of the Shaanxi Senior Talent Office, which is affiliated with Shaanxi Provincial government and focused on corporation management, consultation and human resources services. Mr. Gao is the founder and chairman of Shanxi management Member Club, one of the largest manager clubs in Shanxi province. Mr. Gao is currently an independent director of six enterprises, and also acted as senior consultant for more than twenty enterprises. Previously, Mr. Gao worked)government since 1973. In 1998, Mr. Gao received his degree in Master of Business Administration from Northwest University in China.

Mr. Edward Meng, Independent Director

Mr. Edward Meng, 47, has more than 10 years of experience managing, leading and advising corporations through complex restructurings, international market expansion and capital markets transactions. Mr. Meng is currently the Chief Financial Officer and director of Navstar Media Holdings, Inc, a U.S. public company specializing in TV content productions and advertisement. Prior to Navstar, Mr. Meng held executive finance positions with Shell (China) Limited and Koch Materials (China) Co., a subsidiary of Koch Industries, Inc. Mr. Meng received his degree in Master of Business Administration from Georgetown University and Bachelor’s Degree from Sichuan International Studies University in China Mr. Meng is also a Certified Public Accountant.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act), requires our executive officers, directors and persons who own more than 10 percent of our common stock to file initial reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the SEC. Such executive officers, directors and over 10 percent stockholders are also required by SEC rules to furnish us with copies of all such forms they file.

Based solely on our review of the copies of such forms we have received, or written representations from certain reporting persons, we believe that, during the year ended December 31, 2005, all executive officers, directors and over 10 percent stockholders filed on a timely basis all reports required to be filed by them under Section 16(a) with respect to our common stock, .

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation paid in respect of our Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year (collectively, the Named Executive Officers) for our last two completed fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Other Compen- sation ($)	Total
Lu Pingji	2007		$20,108	N/A	N/A	N/A	N/A	N/A	N/A		$20,108
Chairman & CEO	2006		$17,136	N/A	N/A	N/A	N/A	N/A	N/A		$17,136

Xiao Genxiang	2007		$12,411	N/A	N/A	N/A	N/A	N/A	N/A		$12,411
Chief Administrative	2006		$14,051	N/A	N/A	N/A	N/A	N/A	N/A		$14,051
Officer and Director

Feng Xiaohong	2007		$19,624	N/A	N/A	N/A	N/A	N/A	N/A		$19,624
Chief Operating Officer &	2006		$15,596	N/A	N/A	N/A	N/A	N/A	N/A		$15,596
Board Member

Wan Yulong	2007		$1,853	N/A	N/A	N/A	N/A	N/A	N/A		$1,853
Chief Financial Officer Notes: Working Period (Jan to Feb, 2008)	2006		$7,390	N/A	N/A	N/A	N/A	N/A	N/A		$7,390

Shi Zhiyong	2007		$1,545	N/A	N/A	N/A	N/A	N/A	N/A		$1,545
Vice President, Chief Legal Notes: Working Period (Jan to Apr, 2007)	2006		$8,914	N/A	N/A	N/A	N/A	N/A	N/A		$8,914
Counsel and Board Member

Carolina Woo	2007		$3,333	N/A	N/A	N/A	N/A	N/A	N/A		$3,333
Independent director of the Board	2006	$	N/A	N/A	N/A	N/A	N/A	N/A	N/A	$	N/A
Notes: Working Period (Nov to Dec, 2007)

Edward Meng	2007		$5,000	N/A	N/A	N/A	N/A	N/A	N/A		$5,000
Independent director of the Board	2006	$	N/A	N/A	N/A	N/A	N/A	N/A	N/A	$	N/A
Notes: Working Period (Nov to Dec, 2007)

Michael Marks	2007		$2,500	N/A	N/A	N/A	N/A	N/A	N/A		$2,500
Independent director of the Board	2006	$	N/A	N/A	N/A	N/A	N/A	N/A	N/A	$	N/A
Notes: Working Period (Nov to Dec, 2007)

Gao Suiyin	2007		$2,500	N/A	N/A	N/A	N/A	N/A	N/A		$2,500
Independent director of the Board	2006	$	N/A	N/A	N/A	N/A	N/A	N/A	N/A	$	N/A
Notes: Working Period (Nov to Dec, 2007)

SUMMARY COMPENSATION TABLE

There has been no common stock authorized for issuance with respect to any equity compensation plan as of the fiscal year ended December 31, 2007. None of our executive officers received any stock options in the fiscal year ended December 31, 2007, nor did they exercise any such options in the same period.

There are no current employment agreements between any individuals and us.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Lu Pingji,
Chairman & CEO	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Xiao Genxiang,
Chief Administrative Officer and Director	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Feng Xiaohong,
Chief Operating Officer & Board Member	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Shi Zhiyong,
Vice President, Chief Legal	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Counsel and Board Member

Carolina Woo,
Independent director of the Board	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Edward Meng,
Independent director of the Board	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Michael Marks,
Independent director of the Board	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Gao Suiyin,
Independent director of the Board	N/A	N/A	N/A	N/A	N/A	N/A	N/A

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AN RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of December 31, 2007, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5 percent) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Title	Comon Stock Beneficially Owned (2)	Percentage of Common Owned (3)
Mr. Lu Pingji	Chairman & CEO Significant shareholder	3,539,500	11.74%

Mr. Feng Xiaohong	Director & COO	600,000	1.99%

Mr.Xiao Genxiang	Director & CAO	465,000	1.54%

Mr William Xin	CFO	0	0.00%

Mr. Edward Meng	Independent Director	0	0.00%

Mr. Michael Marks	Independent Director	0	0.00%

Mr. Carolina Woo	Independent Director	0	0.00%

Mr. Gao Suiyi	Independent Director	0	0.00%

All officers and directors as a group (8 persons)		4,604,500	15.28%

(1)     Except as otherwise indicated, the address of each beneficial owner is c/o Xian Tsining Housing Development CO., Ltd., 6 Youyi Dong Lu, Han Yuan 4 Lou, Xi’An, Shaanxi Province, China 710054.

(2)     Applicable percentage ownership is based on 30,141,887 shares of common stock outstanding as of February 28, 2008, together with securities exercisable or convertible into shares of common stock within 60 days of June 22, 2007 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of June 22, 2007 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

We have four directors that are independent under the independence standards of S-K Item 407(a)(1). They are: Mr. Edward Meng, Mr. Michael Marks, Ms. Carolina Woo and Mr. Gao Suiyi.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal 2007 and the first quarter of fiscal 2008 our principal independent auditor was MSCM, LLP. MSCM, LLP performed the audour for the year ended 2008. Moore Stephens Wurth Frazer and Torbet, LLP reviewed for the 9 months ended September 30, 2007 and reported on the the company’s financial statements for the year ended December 31, 2006. Kabani reported on the Company’s operating subsidiary Xi’an Tsining Housing Development Co., Ltd.‘s financial statements for the years ended December 31, 2005 and 2004. Kabani also reviewed the Registrant’s financial statements for the three months ended March 31, 2006, the three and six months ended June 30, 2006 and June 30, 2005, and for the three and nine months ended September 30, 2006 and September 30, 2005.

The audit of our annual financial statement for this 10-K for the period ended December 31, 2007, respectively, were performed by our current principal independent auditor MSCM, LLP. The following are the services provided and the amount billed:

(a)	AUDIT FEES

The aggregate fees billed or to be billed for professional services rendered by our principal accountants for the audit of our annual financial statements for the ended December 31, 2007 was $160,000 and for the ended December 31, 2006 were $100,000. The reviews for the financial statements included in our quarterly reports on Form 10-QSB during the fiscal years ended December 31, 2006 and December 31, 2005 were $75,000 and $27,500, respectively, per year.

(b)	AUDIT-RELATED FEES

We incurred $2,900 fees for the fiscal years ended December 31, 2007 and none for 2006 for assurance and related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit fees above.

(c)	TAX FEES

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice, preparation and filing of tax returns and tax planning for the fiscal years ended December 31, 2007 and 2006 were $ NIL.

(d)	ALL OTHER FEES

There were no fees billed in either of the last fiscal years for products and services provided by the principal accountant, other than the services reported above.

Our audit committee consists of three independent directors.

ITEM 15. EXHIBITS AND REPORTS ON FORM 10-K.

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

3.1	Articles of Incorporation (incorporated by reference to the exhibits to Registrants Form SB-2 filed on October 27, 2004)
3.2	Registrant's By-Laws (incorporated by reference to the exhibits to Registrants Form SB-2 filed on October 27, 2004)
10.1	Securities Purchase Agreement (incorporated by reference to the exhibits to Registrant's Form 8-K filed on January 30, 2007).
10.2	Form of Convertible Note (incorporated by reference to the exhibits to Registrant's Form 8-K filed on January 30, 2007).
10.3	Form of Warrant (incorporated by reference to the exhibits to Registrant's Form 8-K filed on January 30, 2007).
10.4	Form of Pledge Agreement (incorporated by reference to the exhibits to Registrant's Form 8-K filed on January 30, 2007).
10.5	Form of Registration Rights Agreement (incorporated by reference to the exhibits to Registrant's Form 8-K filed on January 30, 2007).
21.1	List of subsidiaries.*
23.1	Consent of Kabani & Company, Inc.
23.2	Consent of Moore Stephens Wurth Frazer and Torbet, LLP.
23.3	Consent of MSCM LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.*
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*
32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*

* Filed herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

March 28, 2008 March 28, 2008	CHINA HOUSING AND LAND DEVELOPMENT, INC.

By: /s/ Lu Pingji
    Name: Lu Pingji
    Title: Chief Executive Officer

By: /s/ William Xin
    Name: William Xin
    Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Lu Pingji
Lu Pingji

/s/ Feng Xiaohong
Feng Xiaohong

/s/ Xiao Genxiang
Xiao Genxiang

/s/ Mr William Xin
Mr William Xin

/s/ Mr. Edward Meng
Mr. Edward Meng

/s/ Mr. Michael Marks
Mr. Michael Marks

/s/ Mr. Carolina Woo
Mr. Carolina Woo

/s/ Mr. Gao Suiyi
Mr. Gao Suiyi	Chairman of the Board & Chief Executive Officer

Chief Operating Officer and Director

Chief Administrative Officer and Director

CFO

Independent Director

Independent Director

Independent Director

Independent Director
March 28, 2008 March 28, 2008 March 28, 2008 March 28, 2008 March 28, 2008 March 28, 2008 March 28, 2008