Form 10-K/A
period 2007-12-31
China Housing & Land Development, Inc.
filed 2008-03-28
CIK 1303330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

        As of March 27, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $123,581,737 based on the $4.10 as reported on the OTC Bulletin Board. Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 27, 2008
Common Stock, $ .001 par value per share	30,141,887 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
None	Not applicable

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

On March 27, 2008, the closing price of our common stock was $4.10.

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

2006 – Net income for the year 2006 increased 91.0 percent to $9,050,810 from $4,737,597 for the year 2005. The increase was primarily due to the sales of the Tsining JunJing I and Tsining 24G projects.

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

Cash flow in 2007

Cash flow from operating activities in 2007 increased 35.75 percent to $8,611,383 from 2006. Cash flow from investing activities in 2007 consumed $25,020,248 million, up 70.4 percent from 2006. Cash flow from financing activities in 2007 provided $18,415,997 million, up 111.8 percent from 2006. As a result of the above cash flow changes from operating, investing, and financing activities, the net increase in cash for the year 2007 was $2,007,132 compared with $358,864 in 2006.

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

See accompany notes to consolidated financial statements

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DEMCEMBER 31, 2007, 2006 and 2005

	2007	2006	2005
REVENUES
Sales of properties	$73,579,325	$53,647,174	$32,450,037
Other income	333,525	452,312	335,681

Total Revenues	73,912,850	54,099,486	32,785,718

COSTS AND EXPENSES
Cost of sales	43,221,757	36,749,683	21,236,598
Selling, general and administrative expenses	2,919,360	3,197,310	3,632,627
Other expense	57,416	301,158	103,572
Interest expense	1,652,349	289,083	741,880
Change in fair value of warrants	632,296

Total costs and expenses	48,483,178	40,537,234	25,714,676

INCOME BEFORE PROVISION FOR INCOME TAXES	25,429,672	13,562,252	7,071,041

PROVISION FOR INCOME TAXES	8,743,556	4,511,442	2,333,444

NET INCOME	16,686,116	9,050,810	4,737,597

GAIN ON FOREIGN EXCHANGE	3,617,405	655,435	242,783

COMPREHENSIVE INCOME	$20,303,521	$9,706,245	$4,980,380

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	26,871,388	20,277,615	20,000,000

DILUTED	26,871,388	20,277,615	20,000,000

EARNINGS PER SHARE
BASIC	$0.62	$0.45	$0.24

DILUTED	$0.62	$0.45	$0.24

See accompany notes to consolidated financial statements

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,686,116	$9,050,810	$4,737,597
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation	423,932	354,444	124,404
Gain on disposal of fixed assets	(48,347)	(149,830)	—
Amortization of stock issued for investor relations fees	131,400	—	—
Amortization on intangible assets	1,157,758	—	—
Loss on investment	—	—	6,597
Change in fair value of warrants	632,296	—	—
Non-cash proceeds from sales	(10,783,201)
(Increase) decrease in assets:
Accounts receivable	(8,463,433)	77,630	82,371
Real estate	13,696,294	3,640,231	(2,613,747)
Advance to suppliers	(1,480,596)	11,930,759	(6,672,673)
Deposit on land use rights	(17,695,934)	—	—
Other receivable and deferred charges	658,893	(1,118,155)	(1,248,884)
Increase (decrease) in liabilities:
Accounts payable	2,556,717	2,716,495	(1,737,640)
Advances from customers	2,066,546	(28,428,381)	3,913,777
Accrued expense	42,522	1,625,843	2,596,303
Other payable	(1,016,610)	(266,309)	(123,000)
Income and other taxes payable	10,047,030	6,909,809	(2,242,998)

Net cash provided by (used in) operating activities	8,611,383	6,343,346	(3,177,893)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	1,039,410	591,312	1,586,420
Purchase of buildings, equipment and automobiles	(244,355)	(13,269,773)	(2,834,214)
Notes receivable collected, net	1,272,541	(2,246,025)	—
Proceeds from sale of fixed assets	—	243,616	—
Proceeds from sale of long term investment	—	—	492,000
Payments to acquire subsidiary, net of cash received	(27,087,844)	—	—

Net cash used in investing activities	(25,020,248)	(14,680,870)	(755,794)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds	3,944,359	13,835,303	14,760,000
Payments on loans	(14,202,410)	(7,905,887)	(10,824,000)
Loans from employees, net	1,226,736	1,016,551	—
Loans from New Land previous shareholders	4,207,315	—	—
Proceeds from issuance of common stock and warrants	23,239,997	1,750,421	—

Net cash provided by financing activities	18,415,997	8,696,388	3,936,000

INCREASE IN CASH	2,007,132	358,864	2,313

EFFECTS ON FOREIGN CURRENCY EXCHANGE	(35,750)	(9,976)	706

NET INCREASE IN CASH	1,971,382	348,888	3,019

CASH, beginning of period	379,633	30,745	27,726

CASH, end of period	$2,351,015	$379,633	$30,745

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$1,975,917	$2,147,800	$170,928

Cash paid for income taxes	$384,615	$—	$2,476,096

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

For land sales, the Company recognizes the revenue when title of the land development right is transferred and collectability is assured.

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

Effective as of  December 13, 2007 (the Engagement Date), the Company engaged MSCM LLP (New Auditor) as the Company’s new independent registered public accounting firm. The decision to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on December 10, 2007.

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

ITEM 9B. OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers and Directors

Below are the names and certain information regarding our executive officers and directors.

Name	Age	Title
Mr. Pingji Lu	57	Chairman & Chief Executive Officer
Mr. Xiaohong Feng	43	Managing Director & Chief Operating Officer and Director
Mr. Genxiang Xiao	45	Managing Director & Chief Administrative Officer
Mr. Edward Meng	47	Independent Director
Mr. Michael Marks	36	Independent Director
Mr. Carolina Woo	68	Independent Director
Mr. Gao Suiyi	54	Independent Director
Mr. William Xin	41	Chief Financial Officer

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

Mr. Michael Marks, Independent Director

Mr. Michael Marks, 36, is currently a managing director and principal of Sonnenblick Goldman Asia Pacific Limited, a firm that provides advisory services in real estate investments. Mr. Marks is also the President and Director of Middle Kingdom Alliance Corp., a special purpose acquisition corporation listed on Over-the-Counter Bulletin Board. Previously, Mr. Marks served as a director of Horwath Asia Pacific from January 2002 to December 2005 and was the Chief Executive Officer and Director at B2Gglobe (Pty) Limited from May 2001 to December 2002. Mr. Marks received both Bachelor’s and Master’s Degrees in Commerce from the University of the Witwatersrand in Johannesburg, South Africa in 1994 and 1997, respectively, and also received a Bachelor’s Degree in Psychology from the University of South Africa in 1998. In 1997, Mr. Marks qualified as a Chartered Accountant in South Africa, and in 1999 as a Fellow of the Association of International Accountants in the United Kingdom.

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