Form 10-Q
period 2008-03-31
China Housing & Land Development, Inc.
filed 2008-05-15
CIK 1303330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2008 30,143,757 shares of common stock


Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                     CHINA HOUSING & LAND DEVELOPMENT, INC.
                                      Index

                                                                           Page
                                                                          Number
--------------------------------------------------------------------------------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 2008 (unaudited)
            and December 31, 2007                                              2

          Consolidated Statements of Income and Other Comprehensive
            Income for the three and nine months ended March 31, 2008
            and 2007 (unaudited)                                               3

          Consolidated Statements of Cash Flows for nine months ended
            March 31, 2008 and 2007 (unaudited)                                4

          Notes to Consolidated Financial Statements (unaudited)               5

Item 2.   Management's Discussion and Analysis or Plan of Operations          17

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          22

Item 4T.  Controls and Procedures                                             22


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   22

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         22

Item 3.   Defaults Upon Senior Securities                                     22

Item 4.   Submission of Matters to a Vote of Security Holders                 22

Item 5.   Other Information                                                   22

Item 6.   Exhibits                                                            23

SIGNATURES                                                                    23

EX-31.1 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-31.2 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-32.1 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

EX-32.2 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

PART I. FINANCIAL INFORMATION


              China Housing & Land Development Inc. and Subsidiary
                           Consolidated Balance Sheets
                   As of March 31, 2008 and December 31, 2007

                                                                         March 31,    December 31,
                                                                           2008           2007
                                                                       ------------   ------------
                                                                        (Unaudited)    (Unaudited)
                                                                       ------------   ------------
Assets                                                                                         USD
   Cash                                                                $ 14,933,102   $  2,351,015
   Cash - restricted                                                        105,627        101,351
   Accounts receivable, net of allowance for doubtful
      accounts of $98,323 and $94,514, respectively                      12,740,498     12,107,882
   Other receivables, prepaid expenses and other assets                     660,134        567,308
   Notes receivable, net                                                  3,828,787        947,918
   Real estate
      Finished projects                                                  14,697,711     16,130,130
      Construction in progress                                           28,625,865     24,856,801
                                                                       ------------   ------------
        Total real estate held for development or sale                   43,323,576     40,986,931
                                                                       ------------   ------------

   Property and equipment, net                                            6,160,749      5,707,012
   Assets held for sale                                                  13,430,748     12,910,428
   Advance to suppliers                                                   2,459,543      2,071,549
   Deposits on land use rights                                           32,062,120     29,694,103
   Deferred financing cost                                                  742,265         55,451
   Intangible assets, net                                                50,148,499     48,205,697
                                                                       ------------   ------------
        Total assets                                                   $180,595,648   $155,706,645
                                                                       ============   ============

Liabilities
   Accounts payable                                                    $  9,173,114   $  9,311,995
   Advances from customers                                                5,923,646      5,258,351
   Accrued expenses                                                       2,033,774      1,903,451
   Payable to original shareholders                                       8,849,820     11,413,229
   Income and other taxes payable                                        24,096,765     22,711,981
   Other payables                                                         4,282,280      3,881,137
   Loans from employees                                                   2,162,420      2,388,862
   Loans payable                                                         14,689,104     14,120,034
   Deferred tax                                                          16,549,005     15,907,880
   Warrants liability                                                     6,035,306      2,631,991
   Fair value of embedded derivatives                                     4,211,886
   Convertible debt                                                      12,824,655
                                                                       ------------   ------------
      Total liabilities                                                 110,831,775     89,528,911
                                                                       ------------   ------------

Shareholders' equity
   Common stock: $.001 par value, authorized 100,000,000 shares              30,144         30,142
      issued and outstanding 30,143,757 and 30,141,887, respectively
   Additional paid in capital                                            28,391,500     28,381,534
   Statutory reserves                                                     2,885,279      2,885,279
   Retained earnings                                                     30,412,841     30,365,156
   Accumulated other comprehensive income                                 8,044,109      4,515,623
                                                                       ------------   ------------

      Total shareholders' equity                                         69,763,873     66,177,734
                                                                       ------------   ------------

        Total liabilities and shareholders' equity                     $180,595,648   $155,706,645
                                                                       ============   ============



              China Housing & Land Development Inc. and subsidiary
        Consolidated Statements of Income and other comprehensive income
                          As of March 31, 2008 and 2007


                                                         31/Mar          31/Mar
                                                      ------------    ------------
                                                        2008(USD)         2007
                                                      ------------    ------------
                                                      (Unaudited)      (Unaudited)
                                                      ------------    ------------
Revenue
       Sale of properties                             $  4,523,945    $  8,045,576
       Other income                                        222,692         150,621
                                                      ------------    ------------
                  Total revenue                          4,746,637       8,196,197
                                                      ------------    ------------

Costs and expenses
       Cost of properties s and land                     2,367,112       6,251,458
       Selling, general and administrative expenses      1,148,601         498,079
       Other expense                                        15,910          32,619
       Interest expense                                    439,673         207,876
       Accretion expense on convertible debt               171,683
       Change in fair value of embedded derivatives        284,511
       Change in fair value of warrants                     (9,489)
                                                      ------------    ------------
                  Total costs and expense                4,418,001       6,990,032
                                                      ------------    ------------

Income before provision for income taxes                   328,636       1,206,165

Provision for income taxes                                 280,951         413,663
                                                      ------------    ------------

Net income                                                  47,685         792,502

Gain (loss) on foreign exchange                          3,047,864         253,357
                                                      ------------    ------------

Comprehensive income                                  $  3,095,549    $  1,045,859
                                                      ============    ============

Weighted average shares outstanding
    Basic                                               30,142,565    $ 20,669,223
                                                      ============    ============
    Diluted                                             30,230,664    $ 20,669,223
                                                      ============    ============
Earnings per share
    Basic                                             $       0.00    $       0.04
                                                      ============    ============
    Diluted                                           $      (0.01)   $       0.04
                                                      ============    ============



              China Housing & Land Development Inc. and subsidiary
                       Consolidated Statement of Cash Flow
                          As of March 31, 2008 and 2007

                                                              31/Mar           31/Mar
                                                            -----------    -----------
                                                             2008(USD)         2007
                                                            -----------    -----------
                                                            (Unaudited)    (Unaudited)
                                                            -----------    -----------

Cash flows from operating activities:
Net income                                                       47,685        792,502
Adjustments to reconcile net income to cash
     provided by (used in) operating activities:
         Allowance for bad debt                                      --        512,654
         Depreciation                                            93,821        169,861
         Amortization on deferred financing costs                28,458             --
         Loss on disposal of fixed assets and inventory              86            472
         Issuance of stock for investor relations fees
         Amortization of stock issued for investor
           relations fees                                            --         32,850
         Gain on sales of investment
         Change in fair value of warrants                        (9,489)            --
         Change in fair value of embedded derivatives           284,511             --
         Accretion expense on convertible debt                  171,683             --
         Non-cash proceeds from sales                        (2,851,908)            --
     (Increase) decrease in assets:
         Accounts receivable                                   (141,670)       401,374
         Real estate                                           (670,715)     5,097,643
         Advance to suppliers                                  (298,253)    (4,691,540)
         Deposit on Land use rights                          (1,147,224)            --
         Other receivable                                       (12,024)      (388,692)
     Increase (decrease) in liabilities:
         Accounts payable                                      (503,618)       170,026
         Advances from customers                                444,062       (913,140)
         Accrued expense                                        337,253       (274,003)
         Other payable                                          239,699       (734,292)
         Income and other taxes payable                         459,799        332,894
                                                            -----------    -----------
            Net cash provided by (used in)
               operating activities                          (3,527,844)       508,609
                                                            ===========    ===========

Cash flows from investing activities:
     Change in restricted cash                                     (188)      (102,718)
     Purchase of buildings, equipment and automobiles          (313,056)        (1,891)
     Proceeds from sales of fixed assets                             14             --
     Notes receivable                                            67,613       (108,838)
     Payments to acquire subsidiary, net of cash received
                                                            -----------    -----------
            Net cash provided by (used in)
               investing activities                            (245,617)      (213,447)
                                                            ===========    ===========

Cash flows from financing activities:
     Net proceeds from issuance of convertible debt          19,230,370             --
     Loan proceeds                                                   --        645,050
     Payments on loans                                               --     (1,457,813)
     Repayments on employee loans                              (470,781)            --
     Proceeds from employee loans                               154,688        391,290
     Loans from original shareholders                        (2,961,307)            --
     Proceeds from issuance of common stock and warrants          8,415             --
                                                            -----------    -----------
            Net cash provided by financing activities        15,961,385       (421,473)
                                                            ===========    ===========

Increase in cash                                             12,187,924       (126,311)

Effects on foreign currency exchange                            394,163          3,865

Cash, beginning of period                                     2,351,015        379,633

Cash, end of period                                          14,933,102        257,187




              China Housing & Land Development Inc. and subsidiary
                 Consolidated Statements of Shareholders' equity
         For the three months ended March 31, 2008, 2007, 2006 and 2005


                                                        Common Stock           Additional
                                                ---------------------------     paid in       Statutory
                                                   Shares        Par Value      capital       reserves
                                                ------------   ------------   ------------   ------------
Balance, December 31, 2004                        20,000,000   $     20,000   $  5,442,798   $    523,538

 Net Income                                               --             --             --             --
 Adjustment to statutory reserve                          --             --             --        710,640
 Foreign currency translation adjustment                  --             --             --             --
                                                ------------   ------------   ------------   ------------
Balance, December 31, 2005                        20,000,000   $     20,000   $  5,442,798   $  1,234,178
                                                ------------   ------------   ------------   ------------

 Common stock issued for cash at $3.25               619,223            619      1,749,802             --
 Net Income                                               --             --             --             --
 Adjustment to statutory reserve                          --             --             --        915,960
 Capital contribution receivable                          --             --             --             --
 Foreign currency translation adjustment                  --             --             --             --
                                                ------------   ------------   ------------   ------------
Balance, December 31, 2006                        20,619,223   $     20,619   $  7,192,600   $  2,150,138
                                                ------------   ------------   ------------   ------------

 Common stock issued for consulting service           60,000             60        131,340             --
 Common Stock and warrants issued at $2.70         9,387,985          9,388     20,532,623             --
 Common Stock issued from warrants conversion         74,679             75        524,971             --
 Net Income                                               --             --             --             --
 Adjustment to statutory reserve                          --             --             --        735,141
 Capital contribution receivable                          --             --             --             --
 Foreign currency translation adjustment                  --             --             --             --
                                                ------------   ------------   ------------   ------------
Balance, December 31, 2007                        30,141,887   $     30,142   $ 28,381,534   $  2,885,279
                                                ------------   ------------   ------------   ------------

 Common Stock issued from warrants conversion          1,870              2          9,966             --
 Net Income                                               --             --             --             --
 Foreign currency translation adjustment                  --             --             --             --
                                                ------------   ------------   ------------   ------------
Balance, March 31, 2008                           30,143,757         30,144     28,391,500      2,885,279
                                                ------------   ------------   ------------   ------------

                                  (Continued)


                                                                                 Accumulated
                                                                  Capital           other
                                                 Retained       contribution    comprehensive
                                                 earnings        receivable        income         Totals
                                                ------------    ------------    ------------   ------------
Balance, December 31, 2004                      $  2,252,373    $         --    $         --   $  8,238,709

 Net Income                                        4,737,598              --              --      4,737,598
 Adjustment to statutory reserve                    (710,640)             --              --             --
 Foreign currency translation adjustment                  --              --         242,783        242,783
                                                ------------    ------------    ------------   ------------
Balance, December 31, 2005                      $  6,279,331    $         --    $    242,783   $ 13,219,090
                                                ------------    ------------    ------------   ------------

 Common stock issued for cash at $3.25                    --              --              --      1,750,421
 Net Income                                        9,050,810              --              --      9,050,810
 Adjustment to statutory reserve                    (915,960)             --              --             --
 Capital contribution receivable                          --      (5,462,798)             --     (5,462,798)
 Foreign currency translation adjustment                  --              --         655,435        655,435
                                                ------------    ------------    ------------   ------------
Balance, December 31, 2006                      $ 14,414,181    $ (5,462,798)   $    898,218   $ 19,212,958
                                                ------------    ------------    ------------   ------------

 Common stock issued for consulting service               --              --              --        131,400
 Common Stock and warrants issued at $2.70                --              --              --     20,542,011
 Common Stock issued from warrants conversion             --              --              --        525,046
 Net Income                                       16,686,116              --              --     16,686,116
 Adjustment to statutory reserve                    (735,141)             --              --             --
 Capital contribution receivable                          --       5,462,798              --      5,462,798
 Foreign currency translation adjustment                  --              --       4,098,027      4,098,027
                                                ------------    ------------    ------------   ------------
Balance, December 31, 2007                      $ 30,365,156    $         --    $  4,996,245   $ 66,658,356
                                                ------------    ------------    ------------   ------------

 Common Stock issued from warrants conversion             --              --              --          9,968
 Net Income                                           47,685              --              --         47,685
 Foreign currency translation adjustment                  --              --       3,047,864      3,047,864
                                                ------------    ------------    ------------   ------------
Balance, March 31, 2008                           30,412,841              --       8,044,109     69,763,873
                                                ------------    ------------    ------------   ------------

________________________________________________________________________________

Note 1 -- Organization and Basis of Presentation

The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair statement of the Company's consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The interim consolidated financial statements and notes are presented as permitted by the requirements for Quarterly Reports on Form 10-Q.

The consolidated financial statements do not include certain footnote disclosures and financial information normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007 ("2007 Annual Report").

Note 2 -- Summary of Significant Accounting Policies

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

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reporting Currency and Foreign Currency Translation
---------------------------------------------------

As of December 31, 2007, the accounts of the Company are maintained in their functional currency, the Chinese Yuan Renminbi (RMB). The reporting currency for the consolidated financial statements is the United States Dollars (USD) which is in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the RMB as the functional currency. According to SFAS No. 52, all assets and liabilities are translated at the exchange rate on the balance sheet date, shareholders' equity is translated at the historical rates and the statements of operations and cash flows are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income."

Revenue Recognition
-------------------

Effective January 1, 2008, the Company changed its revenue recognition policy for sales of development properties to the percentage completion method. Previously, the full accrual method was used. The percentage completion method will be based on estimate costs incurred. The change is preferable because it has been made to more accurately reflect the business activity in the Company and match revenues with the costs incurred in the pursuit of such revenue. SFAS No. 154, "Accounting Changes and Error Corrections," requires that a change in accounting principle be reflected through retrospective application of the new accounting policy to all prior periods, unless it is impracticable to do so. The company has determined that retrospective application to a period prior to January 1, 2008 is not practical as the necessary information needed to restate prior periods is not available. Therefore, the Company began to apply the percentage completion method beginning January 1, 2008.

Real estate sales are reported in accordance with the provisions of Statement of Financial Accounting Standard No. 66, "Accounting for Sales of Real Estate". Profit from the sales of development properties, less 5% business tax, is recognized by the percentage of completion method on the sale of individual units when all the following criteria are met:

a.   Construction is beyond a preliminary stage.
b. The buyer is committed to the extent of being unable to require a refund except for non-delivery of the unit or interest.
c. Sufficient units have already been sold to assure that the entire property will not revert to rental property.
d. Sales prices are collectible. e. Aggregate sales proceeds and costs can be reasonably estimated.

If any of the above criteria is not met, proceeds shall be accounted for as deposits until the criteria are met.

________________________________________________________________________________

Under the percentage of completion method, revenues from condominium units sold and related costs are recognized over the course of the construction period, based on the completion progress of a project. In relation to any project, revenue is determined by calculating the ratio of incurred costs, including land use rights costs and construction costs, to total estimated costs and applying that ratio to the contracted sales amounts. Cost of sales is recognized by determining the ratio of contracted sales during the period to total estimated sales value, and applying that ratio to the incurred costs. Current period amounts are calculated based on the difference between the life-to-date project totals and the previously recognized amounts.

Our significant judgments and estimates related to applying the percentage of completion method include our estimates of the time necessary to complete the project, the total expected revenue and the total expected costs. Fluctuations in sales prices and variances in costs from budgets could change the percentages of completion and affect the amount of revenue and costs recognized. Changes in total estimated project costs or losses, if any, are recognized in the period in which they are determined. Revenue recognized to date in excess of amounts received from customers is classified as as unbilled revenue. Amounts received from customers in excess of revenue recognized to date are classified as current liabilities under customer deposits.

For Company financed sales, the Company recognizes sales based on the full accrual method provided that the buyer's initial and continuing investment is adequate according to SFAS No. 66. The initial investment is the buyer's down-payment less the loan amount provided by the Company. Interests on these loans are amortized over the terms of the loans.

For land sales, the Company recognizes the revenue when title of the land development right is transferred and collectability is assured.

For the reimbursement on infrastructure costs, the Company recognizes the income, which is at the fair market value agreed between the Company and the PRC government, when they enter into a binding agreement with the government agreeing on the reimbursement.

Real Estate Capitalization and Cost Allocation
----------------------------------------------

Real estate held for development or sale consists of residential and commercial units under construction and units completed. Construction in progress includes costs associated in development and construction of the Baqiao project.

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

If the real estate is determined to be impaired, it will be written down to its fair market value. Real estate held for development or sale costs include the cost of land use rights, land development and home construction costs, engineering costs, insurance costs, wages, real estate taxes, and interest related to development and construction. All costs are accumulated by specific projects and allocated to residential and commercial units within the respective projects. The Company leases the land for the residential unit sites under land use rights with various terms from the government of the PRC. The Company evaluates the carrying value for impairment based on the undiscounted future cash flows of the assets. Write-downs of inventory deemed impaired would be recorded as adjustments to the cost basis. No impairment loss was incurred or recorded for the period ended March 31, 2008 (March 31, 2007-- $Nil).

No depreciation is provided for construction in progress.

Capitalization of Interest
--------------------------

In accordance with SFAS 34, interest incurred during construction is capitalized to construction in progress. All other interest is expensed as incurred.

For the three months ended March 31, 2008, interest incurred by the Company was $803,031 (March 31, 2007 --$531,103) and capitalized interest for the same period was $370,975 (March 31, 2007 --$323,277).

Concentration of Risks
----------------------

The Company sells residential and commercial units to residents and small business owners and the Company sells land to the local real estate developers. The Company had one major customer that accounted for approximately 99% of the Company's sales for the three months ended March 31, 2008 (2007 - 47%) The customer accounted for 76% of notes receivable as at March 31, 2008(March 31, 2007 - 46%).

________________________________________________________________________________

The Company is dependent on third-party sub-contractors, manufacturers, and distributors for all of construction services and supply of construction materials. Construction services or products purchased from the Company's five largest subcontractors/suppliers accounted for 56% of total services and supplies for the three months ended March 31, 2008 (2007 - 16%).

Accounts payables to these subcontractors/suppliers amounted to $295,644 at March 31, 2008 (2007 -- $1,260,133).

The Company's operations are carried out in the People's Republic of China. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the People's Republic of China and by the general state of the People's Republic of China's economy. The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Cash and Concentration of Risk
------------------------------

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. Total cash in state-owned banks at March 31, 2008 amounted to $14,546,304 (December 31, 2007 --$2,296,766) of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts.

Restricted Cash
---------------

The bank grants mortgage loans to home purchasers and will credit these amounts to the Company's bank account once title passes. If the houses are not completed and the new home owners have no ownership documents to secure the loan, the bank will deduct 10% of the home owner's loan from the Company's bank account and transfer that amount to a designated bank account classified on the balance sheet as restricted cash. Interest earned on the restricted cash is credited to the Company's normal bank account. The bank will release the restricted cash after home purchasers have obtained the ownership documents to secure the mortgage loan. Total restricted cash amounted to $105,627 as of March 31, 2008 (December 31, 2007 --$101,351).

Accounts Receivable
-------------------

Accounts receivable consists of balances due from customers for the sale of residential and commercial units in the PRC. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimated uncollectible amounts are based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $98,323 at March 31, 2008 (December 31, 2007 -- $94,514).

Other Receivables
-----------------

Other receivables consist of various cash advances to unrelated companies and individuals with which management of the Company has business relationships. These amounts are not related to operations of the Company, are unsecured, non-interest bearing and generally short term in nature. The balance of other receivables was $660,134 (December 31, 2007 -- $567,308) as March 31, 2008.
Other receivables are reviewed annually as to whether their carrying value has become impaired. As of March 31, 2008, the Company has established an allowance for doubtful accounts of $198,044 (December 31, 2007 - $190,372).

Notes Receivable
----------------

The Company finances sales to certain new homeowners. Financing agreements are signed and the loans are due in 1 to 3 years. The loans are non-interest bearing, therefore the Company has discounted the carrying amount of notes receivable at the market mortgage rate. Notes receivable are presented net of allowance for doubtful accounts.

                                                       2008              2007
                                                   -----------      -----------
Notes receivable                                   $ 4,045,095      $ 1,036,775
Less: unamortized interest                            (216,308)         (88,857)
Less: allowance for doubtful accounts                       _                 _
                                                   -----------      -----------

Notes receivable, net                              $ 3,828,787      $   947,918
                                                   ===========      ===========

________________________________________________________________________________

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the quarters ended March 31, 2008 and 2007 amounted to $93,821 and $169,861. Estimated useful lives of the assets are as follows:

                                                             Estimated
                                                            Useful Life
                                                           ------------
Head office buildings and improvements                        30 years
Vehicles                                                       6 years
Electronic equipment                                           5 years
Office furniture                                               5 years
Computer software                                              3 years

Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Major additions and betterment to property and equipment are capitalized and depreciated over the remaining useful life of the assets.

Asset Held for Sale
-------------------

The Company intends to sell one of its fixed assets which consist of 14,478 square meters of retail units with net book value of $13,430,748 as of March 31, 2008 (December 31, 2007 - $12,910,428).

Advances to Suppliers
---------------------

Advances to suppliers consist of amounts paid in advance to contractors and vendors for services and materials. Advances amounted to $2,459,543 as of March 31, 2008 (December 31, 2007 - $2,071,549).

Deposits on Land Use Rights
---------------------------

Deposits on land use rights consist of deposits held by the government to purchase land use rights in Baqiao Park. Deposits amounted to $32,062,120 as of March 31, 2008 (December 31, 2007 - $29,694,103).

Deferred financing cost
-----------------------

Debt issuance costs are capitalized as deferred financing cost and amortized on a straight line basis over the term of the debt. The amortization expense for three months ended March 31, 2008 was $28,458 (2007 - $Nil) and was included in the general administrative expense.

Intangible Asset
----------------

Intangible asset relates to the development right for the 487 acres of land in Baqiao Park. The intangible asset is considered a definite lived intangible asset. In accordance with SFAS No. 142, the intangible asset is subject to amortization over its useful life. The method of amortization selected reflects the pattern in which the economic benefit of the intangible asset is realized. The amortization is based on the acreage of land sold or developed and weighted-average expected profit margins. This method is intended to match the pattern of amortization with the income-generating capacity of the asset.

As of March 31, 2008, the amount recorded for its intangible asset was $50,148,499. The Company evaluates its intangible asset for impairment issues and whenever events or changes in circumstances indicate that the carrying value of its intangible may not be recoverable from its estimated future cash flows it records a write-down for this impairment. For the quarters ended March 31, 2008 and 2007, the Company recorded $0 of amortization on the intangible asset.

Long-lived Assets
-----------------

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes there were no impairments of its long-lived assets as of March 31, 2008 and 2007.

________________________________________________________________________________


Fair Value of Financial Instruments
-----------------------------------

Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements," (as impacted by FSP No. 157-1 and 157-2), which provides a framework for measuring fair value under GAAP. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that the Company believes market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable.

The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs.

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

Level 1 Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, listed equities and U.S. government treasury securities.

Level 2 Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as over the counter forwards, options and repurchase agreements.

Level 3 Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value from the perspective of a market participant. Level 3 instruments include those that may be more structured or otherwise tailored to customers' needs. At each balance sheet date, the Company performs an analysis of all instruments subject to SFAS No. 157 and includes in Level 3 all of those whose fair value is based on significant unobservable inputs.

Assets and liabilities measured at fair value on a recurring basis include the following as of March 31, 2008:

                          Fair Value Measurements Using    Assets/Liabilities

                         Level 1     Level 2    Level 3      At Fair Value

Derivative liabilities     --      $10,247,192    --        $ 10,247,192

Accounts Payable
----------------

Accounts payable consists of balances due to subcontractors and suppliers for the purchase of construction services and the Baqiao government for land use right. Accounts payable amounted to $9,173,114 at March 31, 2008 (December 31, 2007 --$9,311,995).

Advances from Customers
-----------------------

Advances from customers represent prepayments by customers for home purchases. The Company records such prepayment as advances from customers when the payments are received. Advances from customers amounted to $5,923,646 at March 31, 2008 (December 31, 2007 --$5,258,351).

Other Payables
--------------

Other payables consist of various cash advances from unrelated companies and individuals which management of the Company has business relationships. These amounts are not related to operations of the Company, are unsecured, non-interest bearing and short term in nature. Other payables amounted to $4,282,280 as of March 31, 2008 (December 31, 2007 -- $3,881,137).

________________________________________________________________________________

Advertising Costs
-----------------

Advertising and sales promotion costs are expensed as incurred. Advertising expense totaled $281,898 and $62,891 for the three months ended March 31, 2008 and 2007, respectively.

Warranty Costs
--------------

Generally, the Company provides all of its customers with a limited (half a year to 5 years) warranty period for defective workmanship. The Company accrues the estimated warranty costs into the cost of its homes as a liability after each project is closed based on the Company's historical experience, which normally is less than 0.2% of total costs of the project. Any excess amounts are expensed in the period when they occur. Many of the items relating to workmanship are completed by the existing labor force utilized to construct other new houses and are therefore already factored into the labor and overhead costs of another project. Any significant material defects are generally under warranty with the Company's suppliers. Currently, the Company retains 5% of the total construction contract from the construction contractors for a period of one year after the completion of the construction. Such retention amounts will be used to pay for any repair expense incurred due to defects in the construction. The Company has not historically incurred any significant litigation requiring additional specific reserves for its product offerings. As of March 31, 2008 and December 31, 2007, the Company accrued $0 as warranty costs.

Income Taxes
------------

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At March 31, 2008 the significant book to tax difference was related to the intangible asset which has no tax value. There was no significant book to tax differences for 2007.

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109", ("FIN 48"), on January 1, 2007. The Company did not have any material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48.

The Company files income tax returns in the PRC jurisdictions. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of general and administrative expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax rate differences from the federal statutory rate primarily due to non-deductible expenses, temporary differences and preferential tax treatment. No assessments on the income taxes for the 2006, 2007 and 2008 have been received by the Company.

Local PRC Income Tax
--------------------

The subsidiaries of the Company are governed by the Income Tax Laws of the PRC concerning Chinese registered limited liability companies. Under the Income Tax Laws of the PRC, Chinese enterprises are generally subject to an income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region for which more favorable effective tax rates are applicable. New Land and Hao Tai are entitled to a refund of 6% of taxes otherwise payable.

The provision for income taxes for the quarters ended March 31, 2008 and 2007 consisted of the following:

                                                           2008           2007
                                                         --------       --------
Provision for China income and local tax                 $280,951       $413,663
Recovery of deferred taxes                                     --             --
                                                         --------       --------
Total provision for income taxes                         $280,591       $413,663
                                                         ========       ========

________________________________________________________________________________

The following table reconciles the U.S. statutory rates to the Company's effective tax rate at March 31, 2008 and 2007:

                                               2008       2007
                                               ----       ----
U.S. statutory rates                            34%        34%
Foreign income not recognized in USA           -34%       -34%
U.S. loss not recognized                        60%        --
Statutory income taxes in China                 25%        33%

Totals                                          85%        33%


Basic and Diluted Earnings Per Share
------------------------------------

Earning per share is calculated in accordance with the SFAS No. 128, "Earnings per share". Basic net earnings per share is based upon the weighted average number of common shares outstanding. Diluted net earnings per share is based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method.

Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Comprehensive Income
--------------------

Comprehensive income consists of net income and foreign currency translation gains and losses affecting shareholders' equity that, under GAAP, are excluded from net income. Gain on foreign exchange translation totaled $3,047,864 and $253,357 for March 31, 2008 and 2007, respectively.

Statement of Cash Flows
-----------------------

In accordance with SFAS No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Accounting Principles Recently Adopted.
---------------------------------------

SFAS No. 159, "The Fair Value Option for Financial Assets and Financials Liabilities -- Including an Amendment of FASB Statement No.115" issued by FASB in February 2007, this standard permits measurement of certain financial assets and financial liabilities at fair value. If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date. Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 requires prospective application and certain additional presentation and disclosure requirements. The adoption on January 1, 2008 of this statement did not have a material impact on the Company's consolidated financial statements. Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)") which revised SFAS No. 141, "Business Combinations". SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. As the provisions of SFAS No. 141(R) are applied prospectively, the impact of this standard cannot be determined until the transactions occur.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements". SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning after December 15, 2008. The impact of this standard cannot be determined until the transactions occur.

________________________________________________________________________________

Recent Accounting Pronouncements - continue
-------------------------------------------

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 amends and expands the disclosure requirements of FASB Statement 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") to require qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements. The Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. The Company is currently evaluating the impact of the adoption of SFAS No. 161.

Note 3 -- Supplemental Disclosure of Cash Flow Information

Income taxes paid amounted to $0 for the three months ended March 31, 2008 and 2007. Interest paid for the three months ended March 31, 2008 and 2007 amounted to $377,145 and $531,103, respectively. Cash financing activities included the issuance of $20 million of senior secured convertible notes to institutional investors. In addition, 1,437,467 five-year warrants with a strike price of $6.07 per common share, which are callable if certain stock price thresholds are met. Approximately 215,620 warrants are also available as a management incentive if certain milestones are met.

Non-cash operating activity included the reclassification of inventory - construction in progress to fixed assets with book value of $285,143. In addition, the interest income of $341,796 receivable on the reimbursement of infrastructure from the Baqiao government will be applied against future purchase of land use right and is recorded as deposit on land use right.

Note 4 -- Accounts Receivable

Accounts receivable consist of the following at March 31, 2008 and December 31, 2007:

                                                 March 31,         December 31,
                                                   2008               2007
                                                ------------       ------------
Accounts receivable                             $ 12,838,821       $ 12,202,396
Allowance for doubtful accounts                      (98,323)           (94,514)
                                                ------------       ------------

Accounts receivable, net                        $ 12,740,498       $ 12,107,882
                                                ------------       ------------

Note 5 - Other Receivables, Prepaid Expenses and Other Assets

Other receivables, prepaid expenses and other assets consist of the following at March 31, 2008 and December 31, 2007:

                                                 March 31,       December 31,
                                                   2008             2007
                                                 ---------       ---------
Other receivables                                $ 796,997       $ 749,890
  Allowance for bad debts                         (198,044)       (190,372)
Prepaid expenses                                    36,529           7,790
Other asset                                         24,652
                                                 ---------       ---------
Other receivables, prepaid expense
other assets                                     $ 660,134       $ 567,308
                                                 =========       =========

Note 6 -- Property and Equipment, Net

Property and equipment consist of the following at March 31, 2008 and December 31, 2007:

                                                    March 31,      December 31,
                                                      2008            2007
                                                  ------------     ------------
Head office buildings and improvements            $  1,059,541     $  1,018,494
Income producing properties                         19,499,361       18,469,840
Electronic equipment                                   204,128          195,244
Vehicles                                                91,276           87,740
Office furniture                                       124,801          119,960
Computer software                                       83,100           48,180
                                                  ------------     ------------
  Totals                                            21,062,207       19,939,470

Accumulated depreciation                            (1,470,710)      (1,322,030)
Net book value of building held for sale           (13,430,748)     (12,910,428)
                                                  ------------     ------------

  Property and equipment, net                     $  6,160,749     $  5,707,012
                                                  ============     ============

________________________________________________________________________________

Note 7 - Intangible asset

Intangible asset consists of the following at March 31, 2008 and December 31, 2007:

                                                  March 31,         December 31,
                                                    2008                2007
                                                 -----------         -----------
Intangible acquired                              $51,404,300         $49,412,847
Accumulated depreciation                           1,255,801           1,207,150
                                                 -----------         -----------
Intangible asset, net                             50,148,499          48,205,697
                                                 ===========         ===========


Note 8 - Loans Payable to New Land's Previous Shareholders

The Company has loans payable to previous shareholders of New Land that totaled to $8,849,820 at March 31, 2008 (December 31, 2007 -- $11,413,229).
$6,074,161(December 31, 2007 - $8,717,684) of the total relates to the acquisition of New Land and is due January 2009. The remaining balance pertains to additional loans made by these shareholders and is due in June 2008. The loans bear interest at 10% per annum.

Note 9 -- Loans from Employees

The Company has borrowed monies from certain employees to fund the Company's construction projects. The loans bear interest ranging between 7% and 12% and the principal matures in 2009. At March 31, 2008, loans from employees amounted to $2,162,420 (December 31, 2007 -- $2,388,862).

Note 10 -- Loans Payable

Loans payable represent amounts due to various banks and are due on demand or within one year. These loans generally can be renewed with the banks when they expire. Loans payable at March 31, 2008 and December 31, 2007 consisted of the following:

                                                                March 31,    December 31,
                                                                  2008          2007
                                                              ------------   ------------
Commercial Bank Weilai Branch
       originally due August 7, 2007 and renewed to
       August 29, 2008, annual interest rate is at
       percent, 11.34 percent secured by the Company's
       Xin Xing Gangwan, Xin Xing Xing Gang Wan Xin
       Xing Tower and Ming Yuan Yuan projects                 $  5,419,280   $  5,209,333

Commercial Bank Weilai Branch
       originally due December 31, 2007 and renewed to
       December 31, 2008, annual interest is at 9.79
       percent, secured by the Company's 24G                     5,704,507      5,483,508
       projects

Xi'an Rural Credit union Zao Yuan Rd. Branch,
       Due June 14, 2008, annual interest is at 9.527
       percent, secured by the Company's Jun Jing Yuan I,
       Yuan I, Han Yuan and Xin Xing Tower                       3,565,317      3,427,193
       projects
                                                              ------------   ------------
                          Total                               $ 14,689,104   $ 14,120,034
                                                              ============   ============

________________________________________________________________________________

All loans were borrowed for construction projects. All interest paid was capitalized and allocated to various construction projects.

Note 11 - Convertible debt

On January 28, 2008, the Company issued Senior Secured Convertible Notes due in 2013 (the "Convertible debt") and warrants to subscribe for common shares for an aggregated purchase price of US$20 million. The Convertible debt bears 5% per annum (computed based on the actual days elapsed in a period of 360 days) of the RMB notional principle amount, payable quarterly in arrears in U.S. Dollars on the first business day of each calendar quarter and on the maturity date.

The holders have the right to convert up to 45% ($9 million) of the principle amount of the Convertible debt into common shares at an initial conversion price of $5.57, subject to upward adjustment. The Company, at its discretion, may redeem the remaining $11 million of Convertible debt at 100% of the principle amount, plus any accrued and unpaid interest. The warrants associated with the Convertible debt grant the holders the right to acquire shares of common stock at $6.07 per share, subject to customary anti-dilution adjustments. The warrants may be exercised to purchase common stock at any time up to and including February 28, 2013.

The convertible debt is secured by a first priority, perfected security interest in certain shares of common stock of Lu PingJi, the president of the Company. The convertible debt is subject to events of default customary for convertible securities and for a secured financing.

Both warrant and embedded derivative associated with convertible debt meet the definition of a derivative instrument according to FASB No. 133 and should be recorded as a derivative instrument liabilities and periodically marked-to-market. The fair value of warrants and embedded derivative on inception were determined to be $3,419,653 and $3,927,375, respectively, using the Cox-Rubinstein-Ross Binomial Lattice Model with the following assumption: expected life 5 years, expected volatility - 75%, risk free interest rate - 2.46% and dividend rate - 0%. The fair value of the warrants and embedded derivative at March 31, 2008 were determined to be of $3,663,409 and $4,211,886, respectively. A change in fair value for warrants and embedded derivative of $243,756 and $284,511, respectively were recorded in the Company's consolidated statement of income.

After allocating the gross proceeds to the fair value of the warrants and the embedded derivative instrument, the remaining proceeds were allocated as the initial carrying value of the Convertible debt. It is accreted to its face amount at maturity using the effective interest method. The effective interest rate was determined to be 15.42%. The carrying value of Convertible debt at March 31, 2008 was $12,824,655. Related interest expense and accretion expense for three months ended March 31, 2008 were $177,777 and $171,683, respectively.

Note 12 -- Shareholders' Equity

Common stock

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

Pursuant to securities purchase agreements with accredited investors dated May 7, 2007, the Company received $25,006,978 and issued 9,261,847 shares of common stock and 2,778,554 warrants. Each warrant is exercisable for five years at $4.50 per share. In connection with the offering, the Company paid a 7% placement fee and $173,689 in legal fees. The fair value of the warrants at December 31, 2007 was determined to be $0.76 per warrant using the CRR Binomial Lattice Model with the following assumptions: expected life - 4.34 years; expected volatility - 75%, risk fee interest rate - 3.35% and dividend rate - 0%.

________________________________________________________________________________

According to Section 4.8, Anti-Dilute of the Share Purchase Agreements dated June 28, 2006, July 7, 2006 and August 21, 2006, the Company issued 126,138 shares of common stock and 27,364 warrants; additionally, the Company reduced the exercise price of all related warrants from $3.60 to $3.31. The fair value of the warrants at December 31, 2007 was determined to be $2.55 per warrant using the CRR Binomial Lattice Model with the following assumptions: expected life - 1.53 years; expected volatility - 75%, risk fee interest rate - 3.20% and dividend rate - 0%.

Pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in, a Company's Own Stock," the warrants issued contain a provision permitting the holder to demand payment based on a Black Scholes valuation in certain circumstances. Therefore, under EITF 00-19 and SFAS No. 133, the Company recorded the warrants as a liability at their fair value on the date of grant and then marked them to $6,035,306 at March 31, 2008. The change in fair value of warrants totaled $-9,489.

1,870 warrants having an exercise price of $4.50 were exercised in Feb 2008 on a cash basis, resulting in the issuance of 1,870 shares of common stock with proceeds of $8,415.

Warrants

Following is a summary of the warrant activity:

                        Warrants          Warrants     Weighted Average
                       Outstanding       Exercisable    Exercise Price
                       -----------       -----------   ----------------
December 31, 2007       2,946,383         2,946,383    $           4.41

Granted                 1,437,467         1,437,467    $           6.07
Exercised                  (1,870)           (1,870)   $           4.50
                       ----------        ----------    ----------------
March 31, 2008          4,381,980         4,381,980    $           4.95
                       ----------        ----------    ----------------


Following is a summary of the status of warrants outstanding at March 31, 2008:

     Outstanding Warrants                                 Exercisable Warrants
--------------------------------------------------------------------------------
   Exercise        Number          Average Remaining    Average       Exercise
     Price                          Contractual Life      Price         Number
   --------       ---------        -----------------    -------      ---------
     $3.31         213,131             1.28 years         $3.31        213,131
     $4.50        2,731,382            4.09 years         $4.50      2,731,382
     $6.07        1,437,467            4.83 years         $6.07      1,437,467

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

Statutory surplus reserves are to be utilized to offset prior years' losses, or to increase its share capital. When a limited liability company converts its surplus reserves to capital in accordance with a shareholders' resolution, the Company will either distribute new shares in proportion to the number of shares held by each shareholder, or increase the par value of each share. Except for the reduction of losses incurred, any other usage should not result in this reserve balance falling below 25% of the registered capital. Registered capital at March 31, 2008 is approximately $33.8 million (December 31, 2007 -- $23.6 million)

Pursuant to the board of directors' resolution, XTHDC transferred 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company's registered capital.

The transfer to this reserve must be made before distributions of any dividends to shareholders. For the three months ended March 31, 2008, the Company appropriated $0 (March 31,2007 - $83,986) to this surplus reserve.

Note 13 -- Employee Welfare Plan

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The Company established a retirement pension insurance, unemployment insurance, health insurance and house accumulation fund for the employees during the term they are employed. For the three months ended March 31, 2008 and 2007, the Company made contributions in the amount of $6,581 and $6,218, respectively.

Note 14 -- Earnings Per Share

Earnings per share for the three months ended March 31, 2008 and 2007 were determined by dividing net income for the years by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. The net income for diluted Earnings per share was adjusted.

________________________________________________________________________________


                                                        2008            2007
                                                    ------------    ------------
Net income for basic earnings per share             $     47,685    $    792,502
 Change in fair value on dilutive warrants:             (253,245)
                                                    ------------    ------------
Net (loss) income for diluted earnings per share        (205,560)        792,502

Weighted average shares outstanding - basic           30,142,565      20,669,223
Effect of diluted securities and warrants:               155,525
                                                    ------------    ------------
Weighted average shares outstanding - diluted         30,298,090      20,669,223

Earnings per share
   - basic                                          $       0.00    $       0.04
   - diluted                                               (0.01)           0.04

The convertible debt and warrants issued along with the debt have an anti-dilutive effect on the earnings per share and are therefore excluded from the determination of diluted earnings per share calculation.

Note 15 -- Commitments and Contingencies

The Company leases part of its office space under long-term, non-cancelable operating lease agreements. The leases expire on December 31, 2008. The future minimum rental payments required under the operating lease agreements are $71,816.

As of March 31, 2008, the Company had one land use right with an unpaid balance of approximately $2.5 million. The balance is not due until the vendor removes the existing building on the land and changes the zoning status on the land use right certificate.



ITEM 2. Management's Discussion and Analysis

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

     o Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

     o Our ability to raise capital when needed and on acceptable terms and conditions;

     o    The intensity of competition; and

     o    General economic conditions.

All written and oral forward-looking statements made in connection with this Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

________________________________________________________________________________


CONSOLIDATED OPERATING RESULTS

Revenues

Total revenues for the three months ended March 31, 2008 decreased 42.09 percent to $4,746,637 from $8,196,197 for the three months ended March 31, 2007.

Revenues by our major projects, Project Tsining-24G revenues for the three months ended March 31, 2008 decreased 102.04 percent to $(145,931) compared with $7,128,387 for the three months ended March 31, 2007. The decrease was due to the 24G project being completed and sold during 2007, but three disputed units were returned from customers in the first quarter of 2008.

Project Tsining JunJing I revenues for the three months ended March 31, 2008 increased 676.45 percent to $4,206,958 from $541,817 for the three months ended March 31, 2007 because we sold multiple floors in one building for hotel business in the project in March 2008.

Revenues for the three months ended March 31, 2008 for additional projects decreased 67.73 percent and totaled $121,122 compared with $375,372 for the three months ended March 31, 2007. Additional projects principally included small projects. The increase in additional projects revenues for the three months ended March 31, 2008 was primarily due to the sale of an occupied residential-commercial building and the sale of several units in the Company's previous projects.

The Baqiao infrastructure construction project generated revenues of $328,181 for the three months ended March 31, 2008 compared with no revenue for the three months ended March 31, 2007. The company acquired the infrastructure construction project in March 2007, and the first revenues occurred in the fourth quarter of 2007. The revenues in the first quarter 2008 were interest income generated from investing, and continued river management and suburban planning for the entire Baqiao high-technology industrial park.


Revenue by project:                      3 months ended          3 months ended
 (US$ in millions)                       March 31, 2008          March 31, 2007
-------------------                      --------------          --------------
 Projects
-------------------
Tsining 24G                                   -0.1                    7.1
Tsining JunJing I                              4.2                    0.5
Additional projects                            0.1                    0.4
Baqiao infrastructure construction             0.3
Sales of properties                            4.5                    8.0

Other income for the three months ended March 31, 2008 increased 47.85 percent to $222,693 from $150,621 for the three months ended March 31 2007 primarily due to a property clean-up project performed in first quarter 2008.

Cost of sales The cost of sales for the three months ended March 31, 2008 decreased 62.14 percent to $2,367,112 compared with $6,251,458 for the three months ended March 31, 2007. The lower cost of sales for the three months ended March 31, 2008 were primarily due to the completion of the Tsining-24G project and related cost of sales that were recognized when the project was sold in the first quarter of 2007.

Gross profit and gross profit margin

Gross profit for the three months ended March 31, 2008 was $2,379,525, up 22.36 percent from $1,944,739 for the three months ended March 31, 2007. The gross profit margin for the three months ended March 31, 2008 was 50.13 percent compared to 23.73 percent for the three months ended March 31, 2007. The increases in gross profit and gross profit margin were primarily due to the sale of commercial-and-apartment buildings that had higher profit margins than the residential buildings sold in the first quarter of 2007.

Selling, general, and administrative expenses

Selling, general, and administrative expenses for the three months ended March 31, 2008 increased 130.61 percent to $1,148,601 from $498,079 for the three months ended March 31, 2007. The higher selling, general, and administrative expenses in the first quarter 2008 were due primarily to the selling expenses for the new Tsining-Junjing II project, for which the sales effort began in the fourth quarter of 2007.

Other expenses

Other expenses for the three months ended March 31, 2008 decreased 51.23 percent to $15,910 compared with $32,619 for the three months ended March 31, 2007. The first quarter 2008 decline was primarily due to the 2008 absence of the expenses in the first quarter 2007 associated with the normal added finishing in the Tsining JunJing I and Tsining 24G projects desired by the customers to reach final satisfaction.

Operating profit and operating profit margin

Operating profit for the three months ended March 31, 2008 decreased 14.07 percent to $1,215,014 from $1,414,041 for the three months ended March 31, 2007 due primarily to the absence of profits from the Tsining-24G sold in the first quarter of 2007 and the higher selling expenses for the new Tsining-JunJing II project in the first quarter of 2008.

________________________________________________________________________________

The operating profit margin increased to 25.60 percent for the three months ended March 31, 2008, compared with 17.25 percent for the three months ended March 31, 2007, primarily due to the higher profit margins on the commercial-and-apartment buildings sold in the first quarter of 2008, compared to the profit margins on the residential buildings sold in the first quarter of 2007.

Interest expense

Interest expense for the three months ended March 31, 2008 increased 111.51 percent to $439,673 from $207,876 for the three months ended March 31, 2007. The increase for the three months ended March 31, 2008 was due primarily to the 2007 and 2008 financings associated with the purchase in March 2007 of the company that owned the exclusive right to develop the Baqiao project and perform the related infrastructure construction. The financings included the issuance of common stock and warrants in the December 2007 and the issuance of convertible debt and warrants in January 2008.

Change in fair value of warrants

In 2006, 2007, and 2008 the company issued warrants in conjunction with the issuance of common shares or convertible debt. The warrants permit the shareholders to buy additional common shares at the prices specified in the warrant agreements. In the three months ended March 31, 2008, shareholders exercised a total of 1,870 warrants to buy a total of 1,870 common shares. When a shareholder exercises a warrant to buy common shares, typically only when the stock price is higher than the warrant exercise price, the shareholder covers the exercise price and Company covers the balance of the value to provide the common shares. In addition, for the three months ended March 31, 2008, the Company was required to estimate the fair value of its remaining warrants outstanding, and it chose to use the Cox-Ross-Rubinstein Binomial Lattice valuation model to estimate their fair value.

The Change in fair value of warrants of $9,489 in the three months ended March 31, 2008 consisted of (a) the cost to the Company of the warrants issued in 2008, (b) a result of the exercise of warrants in February 2008, and (c) the periodic adjustment to the estimated cost to the Company to provide the common shares, assuming that all the warrants will be exercised sometime in the future. The basis for estimating the cost to provide those common shares was provided by the valuation model.

Provision for income taxes

The effective tax rates for the years 2008 and 2007 were 85.49 percent and
34.30 percent, respectively. The primary reason for the high effective tax rates was that the Change in fair value of embedded derivatives and warrants could not be deducted from the income before taxes. The China government changed the income tax rate from 33 percent to 25 percent, effective January 1, 2008.

Net income

Net income for the three months ended March 31, 2008 decreased 93.98 percent to $47,686 from $792,502 for the three months ended March 31, 2007. The decrease in net income was due primarily to four reasons. First was lower net revenues. Because most of the housing units in the finished projects had already been sold prior to the first quarter of 2008, only a few units were available to be sold during the first quarter of 2008. The new Tsining JunJing II project was not yet able to generate revenues because it was still being constructed. Second, the company incurred selling expenses for the new Tsining JunJing II project, for which the sales effort began in the fourth quarter of 2007. Third, the company issued convertible debt and warrants in January 2008, which required higher interest expense during the first quarter of 2008, a $171,683 accretion expense on the convertible debt during the first quarter 2008, a $284,511 change in fair value of embedded derivatives as of March 31, 2008, and a $9,389 net reduction to the change in fair value of warrants as of March 31, 2008. The fourth reason was the higher provision for income taxes as explained above.

Basic and diluted earnings per share

Basic earnings per share were $0.00 for the three months ended March 31, 2008, down 100.00 percent from $0.04 for the three months ended March 31, 2007. Diluted earnings per share were $0.01 for the three months ended March 31, 2008, down 125.00 percent from $0.04 for the three months ended March 31, 2007. The basic and diluted earnings per share were both $0.04 for the three months ended March 31, 2007 because the warrants were anti-dilutive.

Common shares used to calculate EPS

The weighted average shares outstanding used to calculate the basic earnings per share were 30,142,565 shares for the three months ended March 31, 2008 and 20,669,223 shares for the three months ended March 31, 2007.

The weighted average shares outstanding used to calculate the diluted earnings per share were 30,230,664 shares for the three months ended March 31, 2008 and 20,699,223 shares for the three months ended March 31, 2007.

The increases in the weighted average shares outstanding used to calculate basic and diluted earnings per shares for the first quarter of 2008 compared with the first quarter of 2007 were due to the common shares and warrants issued in December 2007 and the convertible debt and warrants issued in January
2008.

Gain on foreign exchange

The Company operates in China, accounts in the Chinese renminbi but reports its financial results in U.S. dollars based on the exchange rates of the two currencies. During 2008, the renminbi appreciated in value against the U.S. dollar, which when translating the operating results and financial positions at different exchange rates created the accrued gain on foreign exchange.

Cash flow discussion

Cash flow from operating activities for the three months ended March 31, 2008 decreased 793.63 percent to $3,527,844 from the first quarter of 2007, primarily due non-cash proceeds from sales of real estate and deposit on Land use rights.

The use of cash in investing activities in 2008 was $245,617, which was 15.07 percent less than was in the first quarter 2007, primarily due to the absence of the first quarter 2007 purchases of buildings, equipment, and automobiles.

Cash flow from financing activities in the first quarter of 2008 provided $15,961,385, up 3,887.05 percent from the first quarter of 2007, primarily due to the issuance of convertible debt and warrants in the first quarter of 2008, partly offset by payments on loans payable to New Land's previous shareholders during the first quarter of 2008.

As a result of the above cash flow changes from operating, investing, and financing activities, the increase in cash for the three months ended March 31, 2008 was $12,187,924 compared with a decrease of $126,311 for the three months ended March 31, 2007.

Debt leverage

Total debt outstanding as of March 31, 2008 was $38,526,000 compared with $27,922,125 on December 31, 2007. Net debt outstanding (total debt less cash) as of March 31, 2008 was $23,487,270 compared with $25,469,759 on December 31, 2007. The company's net debt as a percent of total capital (net debt plus shareholders' equity) was 25.19 percent on March 31, 2008 and 27.79 percent on December 31, 2007. The decrease in net debt as a percent of total capital was primarily due to the issuance of convertible debt and warrants in January 2008 and payments on loans payable to New Land's previous shareholders in January 2008.

Total debt consists of the sum of the balance sheet lines titled payable to original shareholders, loans payable to New Land's previous shareholders, loans from employees, loans payable, and convertible debt.

Liquidity and Capital Resources

Our principal demands for liquidity are for development of new properties, property acquisitions, and general corporate purposes.

As of March 31, 2008, we had $15,038,730 of cash and cash equivalents on hand, an increase of $12,586,364 compared to $2,452,366 of cash and cash equivalents on hand as of December 31, 2007.

Financial obligations

As of March 31, 2008, we had total bank loans of $14,689,104 with a weighted average interest rate of 10.30 percent. Future scheduled maturities of loans payable were as follows:

     December 31, 2008 - $5,704,507;
     June 14, 2008 - $3,565,317; and
     August 7, 2008 - $5,419,281.

The mortgage debt is secured by the assets of the Company.

Loans payable

Loans payable represent amounts due to various banks and are due on demand or normally due within one year. These loans generally can be renewed with the banks when the loans mature.

________________________________________________________________________________

Most of the obligations of the company are tied to specific projects. The terms of the loans typically are 1 to 1.5 years. Loan extensions are determined by mutual agreement when the current term expires and both parties will consider the remaining time needed to complete the project. Most of these loans are payable when the project has been completed and the residents or businesses take possession.

The following table summarizes the Company's loans payable that were outstanding as of March 31, 2008:


(Millions of dollars)       Balance    Interest rate        Due date
---------------------       -------    -------------      ------------
Commercial Bank Weilai      $   5.4       11.34%          Aug 29, 2008
Commercial Bank Weilai      $   5.7        9.79%          Dec 31, 2008
Xi'an Rural Credit Union    $   3.6        9.53%          Jun 14, 2008

   Total                    $  14.7  10.30% weighted average interest rate

The annual interest requirement on these loans totals about $1.51 million.

The following table summarizes the amounts and types of the Company's obligations and provides the estimated period of maturity for the financial obligations by class as of March 31, 2008:


Obligations Due by Period                    1 yr     1-3 yrs     4-5 yrs
 (Millions of dollars)
-------------------------                  ------     -------     -------
Current liabilities
-------------------
Accounts payable                            $9.2
Income and other taxes payable                         $24.1
Other payables                                          $4.3
Advances (deposits) from customers                      $5.9
Accrued expenses                            $2.0

Long-term liabilities
---------------------
Warranties liabilities                                             $6.0
Deferred tax                                           $16.5
Fair value of embedded derivatives                                 $4.2
Convertible debt                                                  $12.8

Long-term debt
--------------
Loans payable                              $14.7
Loans payable to New Land's
      previous shareholders                             $8.8
Loans from employees                                    $2.2

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

As part of our funding plan, on March 9, 2007, we entered into a Shares Transfer Agreement with the shareholders of Xi'an New Land Development Co., Ltd. (the "New Land"), pursuant to which we have acquired 32,000,000 shares of the New Land, constituting 100 percent equity ownership of the New Land.

The New Land is now in cooperation with the Baqiao District Government of Xi'an City in developing the Baqiao Science & Technology Industrial Park, a provincial development zone in Shaanxi Province. This acquisition has been completed, and the Company has the right to develop and sell 487 acres of property which has been targeted for new residential developments.

The majority of the Company's revenues and expenses were denominated primarily in Renminbi ("RMB"), the currency of the People's Republic of China. There is no assurance that exchange rates between the RMB and the U.S. Dollar will remain stable. The Company does not engage in currency hedging. Inflation has not had a material impact on the Company's business.

________________________________________________________________________________

Other Events

On January 1, 2008, Tsining Housing Development Company Inc., which is one of the Company's subsidiary companies, planned to adopt the percentage-of-completion method as its new revenue recognition method. Prior to January 1, 2008, the Company adopted the full accrued method as the Company's revenue recognition method. Under the new revenue recognition method, the total revenue and net income of 2007 will not be affected.

On January 28, 2008, the company raised $20 million through the issuance of senior secured convertible debt to institutional investors. As part of the private placement, the Company issued five-year senior secured convertible debt with an aggregate principal amount of $20 million that pays cash interest of 5 percent per annum. $9 million of the notes are convertible into common stock and carry an initial conversion price of $5.57 per share, which can be increased if certain stock price thresholds are met. Additionally, forced conversion can also occur at the Company's discretion if certain stock price thresholds are met. The notes are secured by certain real estate assets and additionally through a pledge of common shares owned by Mr. Pingji Lu, the Company's Chairman and CEO. Additionally, investors in the private placement were granted 1,437,467 five-year warrants with a strike price of $6.07 per common share, which are callable if certain stock price thresholds are met. Approximately 215,620 of the warrants are available as a management incentive if certain milestones are met. As of March 31, 2008, there were $171,683 accretion expense on convertible debt, $284,511 change in fair value of embedded derivatives, and $ 243,756 change in fair value of warrants through this financing as of March 31, 2008.

Beginning in mid-September 2007, the Company started the first round to offer selected `club members' the opportunity for an initial cash payment of 100,000 RMB or approximately $13,300 USD to secure a purchase right for a unit in the highly sought after Tsining Junjing II development. And, in mid-April 2008, the Company started the second round to offer selected `club members' the opportunity to secure a purchase right for a unit in the highly sought-after Tsining Junjing II development. As of May 10, 2008, more than 488,860 square footage were pre-sold, covering $24.68 million of revenue. In the first round of offering, there were 406 units pre-sold of more than 440,478 square footage, covering $ 21.38 million of revenue and the average price was over $48.55 per square footage. In the second round, there were 51 units pre-sold of more than 53,930 square footage, covering $ 3.30 million of revenue, and the average price was over $61.70 per square footage. So far, we have received over $8 million in cash deposits. The Company will use these proceeds for working capital. Once the units are complete and the title is officially transferred to the new owner, which is anticipated to occur late next year, these initial transactions will be recognized as revenue and subsequent profit. The buyers will be responsible for approximately a balance of $40,000 for each unit at the time of closing and officially consummate the purchase of the unit. There are risks that certain pre-sale units may not reach final closings, and if the transactions cannot close in 2008, a portion of the deposits may be returned to customers. Pre-sales are customary in China and enable developers to have visibility into sell-through rates, while providing access to capital to complete projects that augments overall internal rate of return.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to the following market risks, including but not limit to:

General Real Estate Risk

There is a risk that the Company's property values could go down due to general economic conditions, a weak market for real estate generally, or changing supply and demand. The Company's property held for sale value of approximately $13 million at the end of December, 2007, may change due to market fluctuations. Currently, it is valued at our cost which is significantly below the market value.

Risk Relating to Property Sales

The Company may not be able to sell a property at a particular time for our full value, particularly in a poor market.

Foreign Currency Exchange Rate Risk

The Company is doing all our business in P.R. China. All the revenue and profit is denominated in RMB. When RMB depreciates, it may adversely affect the company's financial performance. Specifically, since the Company's recent $20 million senior convertible note interest payment is denominated in US dollars, the depreciation of RMB may incur additional cost to our financial cost.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2008, there have been no changes in the Company's internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.


Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

________________________________________________________________________________

Item 6. Exhibits

(a) Exhibits

Exhibit
Number         Description of Exhibit
-------------------------------------------------------------------------------
18.1           Letter from MSCM LLP

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

                                        China Housing & Land Development, Inc.


May 14, 2008                            By:     /s/ LU PINGJI
                                                -------------
                                                Lu Pingji
                                                Chief Executive Officer
                                                (Principal Executive Officer)




May 14, 2008                            By:     /s/ William Xin
                                                ---------------
                                                William Xin
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)