Form 10-Q
period 2008-06-30
China Housing & Land Development, Inc.
filed 2008-08-14
CIK 1303330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

|_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

                                    000-51429
                            (Commission file number)

                     CHINA HOUSING & LAND DEVELOPMENT, INC.
                     --------------------------------------
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

                     CHINA HOUSING & LAND DEVELOPMENT, INC.
                                      Index

                                                                           Page
                                                                          Number
--------------------------------------------------------------------------------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 2008 (unaudited)
            and December 31, 2007                                            2

          Consolidated Statements of Income and Other Comprehensive
            Income for the three and six months ended June 30, 2008
            and 2007 (unaudited)                                             3

          Consolidated Statements of Cash Flows for six months ended
            June 30, 2008 and 2007 (unaudited)                               4

          Notes to Consolidated Financial Statements (unaudited)             6

Item 2.   Management's Discussion and Analysis or Plan of Operations         22

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         32

Item 4T.  Controls and Procedures                                            33


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  33

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        33

Item 3.   Defaults Upon Senior Securities                                    33

Item 4.   Submission of Matters to a Vote of Security Holders                33

Item 5.   Other Information                                                  33

Item 6.   Exhibits                                                           33

SIGNATURES                                                                   34

EX-31.1 (Certifications required under Section 302 of the Sarbanes-Oxley Act of
2002)

EX-31.2 (Certifications required under Section 302 of the Sarbanes-Oxley Act of
2002)

EX-32.1 (Certifications required under Section 906 of the Sarbanes-Oxley Act of
2002)

EX-32.2 (Certifications required under Section 906 of the Sarbanes-Oxley Act of
2002)

PART I. FINANCIAL INFORMATION

                      China Housing & Land Development Inc.
                           Consolidated Balance Sheets
                    As of June 30, 2008 and December 31, 2007
                                   (unaudited)
                                                                    June 30,    December 31,
                                                                      2008         2007
                                                                 ------------   ------------
U.S.Dollars
                                     ASSETS
Cash                                                             $ 22,765,615   $  2,351,015
Cash - restricted                                                   2,616,271        101,351
Accounts receivable, net of allowance for doubtful
  accounts of $100,515 and $95,515, respectively                   14,803,669     12,107,882
Other receivables, prepaid expenses, and other assets                 695,326        567,308
Notes receivable, net                                               3,902,925        947,918
Real estate
  Finished projects                                                14,800,499     16,130,130
  Construction in progress                                         43,264,042     24,856,801
                                                                 ------------   ------------
    Total real estate held for development or sale                 58,064,541     40,986,931

Advances to suppliers                                               1,848,771      2,071,549
Property and equipment, net                                         5,373,441      5,707,012
Deposits on land use rights                                        33,133,574     29,694,103
Assets held for sale                                               13,730,140     12,910,428
Deferred tax asset                                                    517,854             --
Deferred financing costs                                              703,356         55,451
Intangible assets, net                                             51,266,387     48,205,697
                                                                 ------------   ------------
    Total assets                                                 $209,421,870   $155,706,645
                                                                 ============   ============

                                  LIABILITIES
Accounts payable                                                 $ 15,713,607   $  9,311,995
Advances from customers                                             9,534,514      5,258,351
Accrued expenses                                                    2,850,233      1,903,451
Loans from New land's original shareholders                         8,560,152     11,413,229
Income and other taxes payable                                     25,241,322     22,711,981
Other payables                                                      4,865,949      3,881,137
Loans from employees                                                1,861,795      2,388,862
Loans payable                                                      29,595,720     14,120,034
                                                                 ------------   ------------
Deferred taxes liability                                           16,917,908     15,907,880
Warrants liability                                                  5,094,052      2,631,991
Fair value of embedded derivatives                                  3,472,887             --
Convertible debt                                                   13,078,213             --
                                                                 ------------   ------------
    Total liabilities                                             136,786,352     89,528,911
                                                                 ------------   ------------

SHAREHOLDERS' EQUITY
Common stock: $.001 par value, authorized 100,000,000 shares
issued and outstanding 30,143,757 and 30,141,887, respectively         30,144         30,142
Additional paid-in capital                                         28,391,500     28,381,534
Statutory reserves                                                  2,885,279      2,885,279
Retained earnings                                                  31,548,720     30,365,156
Accumulated other comprehensive income                              9,779,875      4,515,623
                                                                 ------------   ------------
    Total shareholders' equity                                     72,635,518     66,177,734
                                                                 ------------   ------------

    Total liabilities and shareholders' equity                   $209,421,870   $155,706,645
                                                                 ============   ============

              The accompanying notes are an integral part of these
                        consolidated financial statements


                      China Housing & Land Development Inc.
        Consolidated Statements of Income and Other Comprehensive Income
            For the three and six months ended June 30, 2008 and 2007
                                   (unaudited)

                                            Three months ended             Six months ended
                                                June 30,                       June 30,
                                      ----------------------------   ----------------------------
                                          2008             2007           2008           2007
                                      ------------    ------------   ------------    ------------
REVENUES
  Sale of properties                  $ 13,055,230    $ 11,135,812   $ 17,579,175    $ 19,181,388
  Other income                             189,260         882,778        411,952       1,033,399
                                      ------------    ------------   ------------    ------------
    Total revenues                      13,244,490      12,018,590     17,991,127      20,214,787
                                      ------------    ------------   ------------    ------------

COSTS AND EXPENSES
    Cost of properties and land         11,252,721       8,315,189     13,619,833      14,566,647
  Selling, general and
  administrative expenses                1,418,750         622,867      2,567,351       1,120,946
  Other expense                                 --           3,060         15,910          35,679
  Interest expense                         658,443         307,651      1,098,116         515,527
  Accretion expense on convertible
  debt                                     253,558              --        425,241              --
  Change in fair value of embedded
  derivatives                             (738,999)             --       (454,488)             --
  Change in fair value of warrants        (946,563)         11,204       (956,052)         11,204
  Foreign exchange loss                    103,344              --        103,344              --
                                      ------------    ------------   ------------    ------------
        Total costs and expenses        12,001,254       9,259,971     16,419,255      16,250,003
                                      ------------    ------------   ------------    ------------

Income before provision for income
taxes                                    1,243,236       2,758,619      1,571,872       3,964,784
Provision for income taxes                 107,357         927,739        388,308       1,341,402
                                      ------------    ------------   ------------    ------------

Net income                               1,135,879       1,830,880      1,183,564       2,623,382
Gain (loss) on foreign exchange          1,735,766         678,248      5,264,252         959,113
                                      ------------    ------------   ------------    ------------

Comprehensive income                  $  2,871,645    $  2,509,128   $  6,447,816    $  3,582,495
                                      ============    ============   ============    ============
Weighted average shares outstanding
    Basic                               30,143,757      26,312,014     30,143,161      23,453,110
                                      ============    ============   ============    ============
    Diluted                             30,311,201      26,386,036     30,304,679      23,527,132
                                      ============    ============   ============    ============

Earnings per share
    Basic                             $       0.04    $       0.07   $       0.04    $       0.11
                                      ============    ============   ============    ============
    Diluted                           $       0.03    $       0.07   $       0.02    $       0.11
                                      ============    ============   ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                      China Housing & Land Development Inc.
                      Consolidated Statements of Cash Flow
                 For the six months ended June 30, 2008 and 2007
                                   (unaudited)
                                                                                    Six months ended
                                                                                        June 30,
                                                                                  2008            2007
                                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $  1,183,564    $  2,623,382
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
    Depreciation                                                                   183,657         176,107
    Exchange loss (gains)                                                          103,344         133,465
    Gain on disposal of fixed assets and inventory                                  14,844         702,314)
        Amortization of stock issued for investor relations fees                    67,367          66,370
    Change in fair value of warrants                                              (956,052)         11,204
        Change in fair value of embedded derivatives related to convertible
    debt                                                                          (454,488)             --
    Accretion expense convertible debt                                             425,241              --
    Non-cash proceeds from sales                                                (2,923,177)             --
(Increase) decrease in assets:
    Accounts receivable                                                         (1,871,161)        944,207
    Real estate                                                                (14,440,226)        525,434
    Advance to suppliers                                                           375,487        (222,916)
    Deposit on land use rights                                                  (1,594,144)             --
    Other receivables and deferred charges                                         233,934      (1,234,706)
Increase (decrease) in liabilities:
    Accounts payable                                                             5,654,551       1,617,561
    Advances from customers                                                      3,869,507      (1,306,372)
    Accrued expenses                                                               902,519      (1,536,651)
    Other payables                                                                 694,784       1,913,614
    Income and other taxes payable                                                 553,396       1,446,096
                                                                              ------------    ------------
Net cash provided by (used in) operating activities                           $ (7,977,053)   $  4,454,481
                                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in restricted cash                                                      (2,437,759)       (102,776)
Purchase of buildings, equipment, and automobiles                                 (123,516)        256,904
Notes receivable collected                                                          71,614       1,095,005
Proceeds from sales of fixed assets                                                858,755              --
Cash from acquisition                                                                               50,701
                                                                              ------------    ------------
Net cash provided by (used in) investing activities                           $ (1,630,906)   $  1,299,834
                                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of convertible debt                                  19,230,370              --
Loans from banks                                                                14,168,119              --
Payments on loans                                                                              (11,426,243)
Payments to original shareholders                                                              (11,409,312)
Loans from employees                                                              (659,605)      1,446,255
Repayment of Loans from New Land previous shareholders                                          (3,476,856)
Proceeds from issuance of common stock and warrants                                  8,415      23,036,138
                                                                              ------------    ------------
Net cash provided by financing activities                                     $ 29,270,443    $  1,646,838
                                                                              ------------    ------------

INCREASE IN CASH                                                                19,662,484       7,401,153

EFFECTS ON FOREIGN CURRENCY EXCHANGE                                               752,116          55,138

CASH, beginning of period                                                        2,351,015         379,633
CASH, end of period                                                           $ 22,765,615    $  7,835,924
                                                                              ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements


                      China Housing & Land Development Inc.
                 Consolidated Statements of Shareholders' equity
                     For the six months ended June 30, 2008

                                   (Unaudited)




                                     Common Stock      Additional
                               ----------------------    paid in     Statutory
                                 Shares     Par Value    capital      reserves
                               ----------  ----------  -----------  -----------

Balance, December 31, 2007     30,141,887  $   30,142  $28,381,534  $ 2,885,279

 Common Stock issued
  from warrants conversion          1,870           2        9,966
 Net Income
 Foreign currency translation
    adjustment
                               ----------  ---------- ------------  -----------
Balance, June 30, 2008         30,143,757  $   30,144 $ 28,391,500  $ 2,885,279
                               ==========  ========== ============  ===========




                                                         Accumulated
                                            Capital        other
                                Retained   contribution comprehensive
                                earnings    receivable     income            Totals
                               ----------- ------------  ------------     ------------

Balance, December 31, 2007     $30,365,156 $       --    $  4,515,623     $ 66,177,734

 Common Stock issued
  from warrants conversion                                                       9,968
 Net Income                      1,183,564                                   1,183,564
 Foreign currency translation
    adjustment                                              5,264,252        5,264,252
                               ------------ -----------  ------------     ------------
Balance, June 30, 2008         $ 31,548,720 $       --   $  9,779,875     $ 72,635,519
                               ============ ===========  ============     ============


              The accompanying notes are an integral part of these
                       consolidated financial statements

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

The consolidated financial statements do not include certain footnote disclosures and financial information normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and, therefore, should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007 ("2007 Annual Report").

Note 2 -- Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Xi'an Tsining Housing Development Company Inc. ("XTHDC"), Xi'an New Land Development Co. ("New Land") and Xi'an Hao Tai Housing Development Company Inc. ("Hao Tai") (collectively, the "Subsidiaries"). All inter-company accounts and transactions have been eliminated on consolidation. The accompanying consolidated financial statements have been prepared in conformity with GAAP.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reporting Currency and Foreign Currency Translation

As of June 30, 2008, the accounts of the Company's Subsidiaries are maintained in their functional currency, the Chinese Yuan Renminbi ("RMB") and the accounts of the Company are maintained in the United States Dollars ("USD"). The reporting currency for the consolidated financial statements is the United States Dollars (USD) which is in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the RMB as the functional currency. According to SFAS No. 52, all assets and liabilities of the Subsidiaries are translated at the exchange rate on the balance sheet date, shareholders' equity is translated at the historical rates and the statements of operations and cash flows are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." All monetary assets and liabilities of the Company dominated in foreign currency are translated at the exchange rate on the balance sheet date and all other items dominated in foreign currency are translated at the historical rates. The resulting translation adjustments are reported under foreign exchange gain or loss.

Revenue Recognition

Effective January 1, 2008, the Company changed its revenue recognition policy for sales of development properties to the percentage of completion method. Previously, the full accrual method was used. The percentage of completion method will be based on estimated costs incurred. The change is preferable because it has been made to more accurately reflect the business activity in the Company and match revenues with the costs incurred in the pursuit of such revenue. SFAS No. 154, "Accounting Changes and Error Corrections," requires that a change in accounting principle be reflected through retrospective application of the new accounting policy to all prior periods, unless it is impracticable to do so. The Company has determined that retrospective application to periods prior to January 1, 2008 is not practical as the necessary information needed to restate prior periods is not available. Therefore, the Company began to apply the percentage completion method beginning January 1, 2008.

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

Our significant judgments and estimates related to applying the percentage of completion method include our estimates of the time necessary to complete the project, the total expected revenue and the total expected costs. Fluctuations in sales prices and variances in costs from budgets could change the percentages of completion and affect the amount of revenue and costs recognized. Changes in total estimated project costs or losses, if any, are recognized in the period in which they are determined. Revenue recognized to date in excess of amounts received from customers is classified as unbilled revenue. Amounts received from customers in excess of revenue recognized to date are classified as current liabilities under advances from customers.

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

For the reimbursement on infrastructure costs, the Company recognizes the income, which is at the fair market value agreed between the Company and the government of the People's Republic of China ("PRC"), when they enter into a binding agreement with the government agreeing on the reimbursement.

Real Estate Capitalization and Cost Allocation

Real estate held for development or sale consists of residential and commercial units under construction and units completed. Construction in progress includes costs associated in development and construction of the Baqiao project, the Junjing II project and land use right paid on Tang Du project.

The Company leases the land for the residential and commercial unit sites under land use rights with various terms from the government of the PRC.

Real estate held for development or sale are stated at cost or estimated net realizable value, whichever is lower. Costs include land and land improvements, direct construction costs and development costs, including predevelopment costs, engineering costs, interest on indebtedness, real estate taxes, wages, insurance, construction overhead and indirect project costs. All costs are accumulated by specific projects and allocated to residential and commercial units within the respective projects. Selling and advertising costs are expensed as incurred. Total estimated costs of multi-unit developments are allocated to individual units based upon specific identification methods.

Land and land improvement costs include cost of land use rights, land improvements, and real estate taxes. Appropriate costs are allocated to projects on the basis of acreage, dwelling units and relative sales value.

Land and land improvements applicable to apartments and retail space are transferred to construction in progress when construction commences.

If the real estate is determined to be impaired, it will be written down to its fair market value. The Company evaluates the carrying value for impairment based on the undiscounted future cash flows of the assets. Write-downs of inventory deemed impaired would be recorded as adjustments to the cost basis. No impairment loss was incurred or recorded for the three months and the six months ended June 30, 2008 (June 30, 2007-- $Nil).

No depreciation is provided for construction in progress.

Capitalization of Interest

In accordance with SFAS 34, interest incurred during construction is capitalized to construction in progress. All other interest is expensed as incurred.

For the three months ended June 30, 2008, interest incurred by the Company was $930,717 (June 30, 2007 - $980,092) and capitalized interest for the same period was $393,310 (June 30, 2007 - $672,441). For the six months ended June 30, 2008, interest incurred was $1,733,748 (June 30, 2007 - $1,511,195) and capitalized interest for the same period was $764,285 (June 30, 2007 --$995,668).

Concentration of Risks

The Company sells residential and commercial units to residents and small business owners and the Company sells land to the local real estate developers. There was no major customer that accounted for more than 5% of the sales for the three months ended June 30, 2008 and one major customer accounted for 79% of the sales for the three months ended June 30, 2007. The Company had one major customer that accounted for approximately 23% of the Company's sales for the six months ended June, 2008 (June 30, 2007 - 47%) and one customer accounted for 74% of notes receivable as at June 30, 2008.

The Company is dependent on third-party sub-contractors, manufacturers, and distributors for all of construction services and supply of construction materials. Construction services or products purchased from the Company's five largest subcontractors/suppliers accounted for 28% of total services and supplies for the three months ended June 30, 2008 (June 30, 2007 - 55%) and 27% for the six months ended June 30, 2008 (June 30, 2007 - 54%).

Accounts payables to these subcontractors/suppliers amounted to $1,481,274 at June 30, 2008 (June 30, 2007 - $3,623,038).

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the People's Republic of China and by the general state of the People's Republic of China's economy. The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Cash and Concentration of Risk

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. Total cash in state-owned banks at June 30, 2008 amounted to $21,887,431 (December 31, 2007 - $2,351,015) of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts.

Restricted Cash

The bank grants mortgage loans to home purchasers and will transfer these amounts to the Company's bank account once title passes. If the houses are not completed and the new home owners have no ownership documents to secure the loan, the bank will deduct 10% of the home owner's loan from the Company's bank account and transfer that amount to a designated bank account classified on the balance sheet as restricted cash. Interest earned on the restricted cash is credited to the Company's normal bank account. The bank will release the restricted cash after home purchasers have obtained the ownership documents to secure the mortgage loan. Total restricted cash amounted to $2,616,271 as of June 30, 2008 (December 31, 2007 - $101,351).

Accounts Receivable

Accounts receivable consists of balances due from customers for the sale of residential and commercial units in the PRC. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimated uncollectible amounts are based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $100,515 at June 30, 2008 (December 31, 2007 - $94,514).

Other Receivables

Other receivables consist of various cash advances to unrelated companies and individuals with which management of the Company has business relationships. These amounts are not related to operations of the Company, are unsecured, non-interest bearing and generally short term in nature. The balance of other receivables was $748,065(December 31, 2007 - $749,890) as of June 30, 2008.
Other receivables are reviewed annually as to whether their carrying value has become impaired. As of June 30, 2008, the Company has established an allowance for doubtful accounts of $202,459 (December 31, 2007 - $190,372).

Notes Receivable

The Company finances sales to certain new homeowners. Financing agreements are signed and the loans are due in 1 to 3 years. The loans are non-interest bearing, therefore the Company has discounted the carrying amount of notes receivable at the market mortgage rate. Notes receivable are presented net of allowance for doubtful accounts.

                                                    2008                 2007

Notes receivable                                $ 4,193,794         $ 1,036,775
Less: unamortized interest                         (290,869)            (88,857)

Notes receivable, net                           $ 3,902,925         $   947,918
                                                ===========         ===========

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the three months ended June 30, 2008 and 2007 amounted to $89,839 and $6,246, respectively. Depreciation expense for the six months ended June 30, 2008 and 2007 amounted to $183,657 and $176,107, respectively. Estimated useful lives of the assets are as follows:

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

Asset Held for Sale

The Company intends to sell one of its fixed assets which consist of 14,478 square meters of retail units with net book value of $13,730,140 as of June 30, 2008 (December 31, 2007 - $12,910,428).

Advances to Suppliers

Advances to suppliers consist of amounts paid in advance to contractors and vendors for services and materials. Advances amounted to $1,848,771 as of June 30, 2008 (December 31, 2007 - $2,071,549).

Deposits on Land Use Rights

Deposits on land use rights consist of deposits held by the government to purchase land use rights in Baqiao Park. Deposits amounted to $33,133,574 as of June 30, 2008 (December 31, 2007 - $29,694,103).

Deferred financing cost

Debt issuance costs are capitalized as deferred financing cost and amortized on a straight line basis over the term of the debt. The amortization expense for three months ended June 30, 2008 was $38,909 (June 30, 2007 - $Nil). The amortization expense for six months ended June 30, 2008 was $67,367 (June 30, 2007 - $Nil). This amortization expense was included in the general administrative expense.

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

As of June 30, 2008, the amount recorded for its intangible asset was $51,266,387 (December 31, 2007 - $48,205,697). The Company evaluates its intangible asset for impairment issues and whenever events or changes in circumstances indicate that the carrying value of its intangible may not be recoverable from its estimated future cash flows it records a write-down for this impairment. For both the three months and the six months ended June 30, 2008 and 2007, the Company recorded no amortization on the intangible asset.

Long-lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes there were no impairments of its long-lived assets as of June 30, 2008 and 2007.

Fair Value of Financial Instruments

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

Assets and liabilities measured at fair value on a recurring basis include the following as of June 30, 2008:

                                            Fair Value Measurements Using                Assets/Liabilities
                                        Level 1         Level 2         Level 3            At Fair Value
        Warrants liabilities               -          $5,094,052           -                 $5,094,052
       Derivative liabilities              -          $3,472,887           -                 $3,472,887
-------------------------------------- ----------- ------------------ ------------ -------------------------------
                Total                      -          $8,566,939           -                 $8,566,939

Accounts Payable

Accounts payable consists of balances due to subcontractors and suppliers for the purchase of construction services and the Baqiao government for land use right. Accounts payable amounted to $15,713,607 at June 30, 2008 (December 31, 2007 --$9,311,995).

Advances from Customers

Advances from customers represent prepayments by customers for home purchases. The Company records such prepayment as advances from customers when the payments are received. Advances from customers amounted to $9,534,514 at June 30, 2008 (December 31, 2007 --$5,258,351).

Other Payables

Other payables consist of various cash advances from unrelated companies and individuals which management of the Company has business relationships. These amounts are not related to operations of the Company, are unsecured, non-interest bearing and short term in nature. Other payables amounted to $4,865,949 as of June 30, 2008 (December 31, 2007 -- $3,881,137).

Advertising Costs

Advertising and sales promotion costs are expensed as incurred. Advertising expense totaled $352,773 and $61,125 for the three months ended June 30, 2008 and 2007, respectively. Advertising expense totaled $634,671 and $124,016 for the six months ended June 30, 2008 and 2007, respectively.

Warranty Costs

Generally, the Company provides all of its customers with a limited (half a year to 5 years) warranty period for defective workmanship. The Company accrues the estimated warranty costs into the cost of its homes as a liability after each project is closed based on the Company's historical experience, which normally is less than 0.2% of total costs of the project. Any excess amounts are expensed in the period when they occur. Any significant material defects are generally under warranty with the Company's suppliers. Currently, the Company retains 5% of the total construction contract from the construction contractors for a period of one year after the completion of the construction. Such retention amounts will be used to pay for any repair expense incurred due to defects in the construction. The Company has not historically incurred any significant litigation requiring additional specific reserves for its product offerings. As of June 30, 2008 and December 31, 2007, the Company accrued $0 as warranty costs.

Income Taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At June 30, 2008 the significant book to tax difference was related to the intangible asset which has no tax value and the cost of sales adjustment related to the Tsining JunJing II project. There was no significant book to tax differences for 2007.

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

Local PRC Income Tax

The subsidiaries of the Company are governed by the Income Tax Laws of the PRC concerning Chinese registered limited liability companies. Under the Income Tax Laws of the PRC, Chinese enterprises are generally subject to an income tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region for which more favorable effective tax rates are applicable. New Land and Hao Tai are entitled to a refund of 6% of taxes otherwise payable.


The provision for income taxes for the three months and the six months ended June 30, 2008 and 2007 consisted of the following:

                                                 Three months                Six months
                                              2008           2007        2008          2007
                                           ----------    ----------   ----------    ----------
Provision for China income and local tax   $  617,911    $  927,739   $  898,862    $1,341,042
Recovery of deferred taxes                 $ (501,554)           --   $ (501,554)           --
                                           ----------    ----------   ----------    ----------
Total provision for income taxes           $  107,357    $  927,739   $  388,308    $1,341,042
                                           ==========    ==========   ==========    ==========

The following table reconciles the U.S. statutory rates to the Company's effective tax rate at June 30, 2008 and 2007:

                                                      Six months
                                                   2008       2007
U.S. statutory rates                                34%        34%
Non taxable income                                 -19%         -
Foreign income not recognized in USA               -15%       -34%
Statutory income taxes in China                     25%        33%
                                                    25%        33%
Represented by:
PRC income taxes payable                            57%        33%
Deferred taxes provision                           -32%          -
Provision for income taxes                          25%        33%

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

Comprehensive Income

Comprehensive income consists of net income and foreign currency translation gains and losses affecting shareholders' equity that, under GAAP, are excluded from net income. Gain on foreign exchange translation totaled $1,735,766 and $678,248 for the three months ended June 30, 2008 and June 30, 2007 respectively. Gain on foreign exchange translation totaled $5,264,252 and $959,113 for the six months ended June 30, 2008 and 2007, respectively.

Statement of Cash Flows

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)") which revised SFAS No. 141, "Business Combinations". SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquirer and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. As the provisions of SFAS No. 141(R) are applied prospectively, the impact of this standard cannot be determined until the transactions occur.

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

In April 2008, the FASB issued FSP SFAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142's entity-specific factors. FSP 142-3 is effective for us beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of FSP 142-3.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company is currently evaluating the potential impact of the adoption of SFAS No. 162.

In May 2008, the FASB issued FASB FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)". FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. Such separate accounting also requires accretion of the resulting discount on the liability component of the debt to result in interest expense equal to an issuer`s nonconvertible debt borrowing rate. In addition, the FSP provides for certain changes related to the measurement and accounting related to derecognition, modification or exchange. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company is currently evaluating the potential impact of the adoption of FSP APB 14-1.

In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing income per share under the two-class method pursuant to SFAS No. 128, "Earnings per Share." This guidance establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Furthermore, all prior period earnings per share data presented shall be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1. The Company is currently evaluating the potential impact of the adoption of FSP EITF 03-6-1.

Note 3 -- Supplemental Disclosure of Cash Flow Information

Income taxes paid amounted to $225,964 for the six months ended June 30, 2008 (June 30, 2007 - $Nil). Interest paid for the six months ended June, 2008 and 2007 amounted to $825,479 and $632,857, respectively.

Note 4 -- Accounts Receivable

Accounts receivable consist of the following at June 30, 2008 and December 31, 2007:

                                                   June 30,         December 31,
                                                     2008               2007
                                                ------------       ------------
Accounts receivable                             $ 14,904,814       $ 12,202,396
Allowance for doubtful accounts                     (100,515)           (94,514)
                                                ------------       ------------

Accounts receivable, net                        $ 14,803,669       $ 12,107,882
                                                ============       ============

Note 5 - Other Receivables, Prepaid Expenses and Other Assets

Other receivables, prepaid expenses and other assets consist of the following at June 30, 2008 and December 31, 2007:

                                                 June 30,       December 31,
                                                   2008             2007
                                                ---------        ---------
Other receivables                               $ 748,065        $ 749,890
Allowance for bad debts                          (202,459)        (190,372)
Prepaid expenses                                   22,425            7,790
Other asset                                       127,295
                                                ---------        ---------

Other receivables, prepaid expense
other assets                                    $ 695,326        $ 567,308
                                                =========        =========

Note 6 -- Property and Equipment, Net

Property and equipment consist of the following at June 30, 2008 and December 31, 2007:

                                                    June 30,       December 31,
                                                      2008            2007
                                                  ------------     ------------
Head office buildings and improvements            $  1,083,160     $  1,018,494
Income producing properties                         18,951,037       18,469,840
Electronic equipment                                   214,257          195,244
Vehicles                                                70,760           87,740
Office furniture                                       127,583          119,960
Computer software                                       84,593           48,180
                                                  ------------     ------------
Totals                                              20,531,750       19,939,470

Accumulated depreciation                            (1,428,169)      (1,322,030)
Net book value of building held for sale           (13,730,140)     (12,910,428)

Property and equipment, net                       $  5,373,440     $  5,707,012
                                                  ============     ============

Note 7 - Intangible asset

Intangible asset consists of the following at June 30, 2008 and December 31, 2007:

                                                 June 30,           December 31,
                                                   2008                 2007
                                               ------------         ------------
Intangible acquired                            $ 52,550,182         $ 49,412,847
Accumulated depreciation                         (1,283,795)           1,207,150
                                               ------------         ------------

Intangible asset, net                          $ 51,266,387         $ 48,205,697
                                               ============         ============

Note 8 - Loans Payable to New Land's Previous Shareholders

The Company has loans payable to previous shareholders of New Land that totaled to $8,560,152 at June 30, 2008 (December 31, 2007 -- $11,413,229). The remaining balance pertains to additional loans made by these shareholders and is due in June 2008. The loans bear interest at 10% per annum.

Note 9 -- Loans from Employees

The Company has borrowed monies from certain employees to fund the Company's construction projects. The loans bear interest ranging between 7% and 12% and the principal matures in 2009. At June 30, 2008, loans from employees amounted to 1,861,795(December 31, 2007 -- $2,388,862).

Note 10 -- Loans Payable

Loans payable represent amounts due to various banks and are due on demand or within one year. These loans generally can be renewed with the banks when they expire. Loans payable at June 30, 2008 and December 31, 2007 consisted of the following:

                                                                    June 30,   December 31,
                                                                      2008         2007
                                                                  ----------   ------------
Commercial Bank Weilai Branch
    originally due August 29, 2008 and renewed to August 29,
    2008, annual interest rate is at percent, 11.34 percent
    secured by the Company's Xin Xing Gangwan, Xin Xing Xing
    Gang Wan Xin Xing Tower and Ming Yuan Yuan projects           $5,540,085    $5,209,333

Commercial Bank Weilai Branch
    originally due December 31, 2008 and renewed to
    December 31, 2008, annual interest is at 9.79
    percent, secured by the Company's 24G projects                 5,831,669     5,483,508

Xi'an Rural Credit union Zao Yuan Rd. Branch,
    Due June 14, 2009, annual interest is at 9.527 percent,
    secured by the Company's Jun Jing Yuan I, Yuan I, Han Yuan
    and Xin Xing Tower projects                                    3,644,793     3,427,193

China  Construction Bank, Xi'an Branch, Due July 14, 2008,
    annual interest is at 9% Percent, secured by the
    Company's Jun Jing Yuan II                                    14,579,173             -

                          Total                                  $29,595,720   $14,120,034

All loans were borrowed for construction projects. All interest paid was capitalized and allocated to various construction projects. The loan due to China Construction Bank of $14,579,173 was paid in full on July 14, 2008.

On June 28, 2008, the Company signed a strategic partnership agreement with the China Construction Bank Shaanxi Branch that establishes a RMB 1 billion credit line for construction loans to support the construction work of the Company and its subsidiaries. The Company had not utilized the credit line as of June 30, 2008.

Note 11 - Convertible debt

On January 28, 2008, the Company issued Senior Secured Convertible Notes due in 2013 (the "Convertible debt") and warrants to subscribe for common shares for an aggregate purchase price of US$20 million. The Convertible debt bears 5% per annum (computed based on the actual days elapsed in a period of 360 days) of the RMB notional principle amount, payable quarterly in arrears in U.S. Dollars on the first business day of each calendar quarter and on the maturity date. In addition, 1,437,467 five-year warrants were granted with a strike price of $6.07 per common share, which are callable if certain stock price thresholds are met. Approximately 215,620 warrants are also available as a management incentive if certain milestones are met.


The holders have the right to convert up to 45% ($9 million) of the principal amount of the Convertible debt into common shares at an initial conversion price of $5.57, subject to upward adjustment. The Company, at its discretion, may redeem the remaining $11 million of Convertible debt at 100% of the principle amount, plus any accrued and unpaid interest. The warrants associated with the Convertible debt grant the holders the right to acquire shares of common stock at $6.07 per share, subject to customary anti-dilution adjustments. The warrants may be exercised to purchase common stock at any time up to and including February 28, 2013.

The convertible debt is secured by a first priority, perfected security interest in certain shares of common stock of Lu Pingji, the president of the Company. The convertible debt is subject to events of default customary for convertible securities and for a secured financing.

Both warrant and embedded derivative associated with convertible debt meet the definition of a derivative instrument according to FASB No. 133 and should be recorded as a derivative instrument liabilities and periodically marked-to-market. The fair value of warrants and embedded derivative on inception were determined to be $3,419,653 and $3,927,375, respectively, using the Cox-Rubinstein-Ross Binomial Lattice Model with the following assumption: expected life 5 years, expected volatility - 75%, risk free interest rate - 2.46% and dividend rate - 0%. The fair value of the warrants and embedded derivative at June 30, 2008 were determined to be of $3,010,665 and $3,472,887, respectively, using the Cox-Rubinstein-Ross Binomial Lattice Model with the following assumption: expected life 4.58 years, expected volatility - 75%, risk free interest rate - 3.22% and dividend rate - 0%. For the three months ended June 30, 2008, the Company recorded a change in fair value for warrants and embedded derivative of $652,744 and $738,999, respectively in the consolidated statement of income. For the six months ended June 30, 2008, the Company recorded a change in fair value for warrants and embedded derivative of $408,988 and $454,488, respectively.

After allocating the gross proceeds to the fair value of the warrants and the embedded derivative instrument, the remaining proceeds were allocated as the initial carrying value of the Convertible debt. It is accreted to its face amount at maturity using the effective interest method. The effective interest rate was determined to be 15.42%. The carrying value of Convertible debt at June 30, 2008 was $13,078,213. Related interest expense and accretion expense for the three months ended June 30, 2008 were $257,827 and 253,558, respectively. Related interest expense and accretion expense for the six months ended June 30, 2008 were $435,603 and $425,241, respectively.

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

Pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in, a Company's Own Stock," the warrants issued contain a provision permitting the holder to demand payment based on a Black Scholes valuation in certain circumstances. Therefore, under EITF 00-19 and SFAS No. 133, the Company recorded the warrants as a liability at their fair value on the date of grant and then marked them to $5,094,052 at June 30, 2008 using the CRR Binomial Lattice Model with the following assumptions: expected life -1 year; expected volatility - 75%, risk fee interest rate - 2.36% and dividend rate - 0%. The change in fair value of warrants totaled for the three months ended June 30, 2008 was $293,819 (June 30, 2007 - $11,204) and that for the six months ended June 30, 2008 was $547,064 (June 30, 2007 - $11,204).

1,870 warrants having an exercise price of $4.50 were exercised in Feb 2008 on a cash basis, resulting in the issuance of 1,870 shares of common stock with proceeds of $8,415.

Warrants

Following is a summary of the warrant activity:


                          Warrants            Warrants        Weighted Average
                        Outstanding          Exercisable       Exercise Price

December 31, 2007         2,946,383            2,946,383           $4.41

Granted                   1,437,467            1,437,467           $6.07
Exercised                   (1,870)              (1,870)           $4.50

------------------------------------ -------------------- --------------------
June 30, 2008             4,381,980            4,381,980           $4.95
------------------------------------ -------------------- --------------------

Following is a summary of the status of warrants outstanding at June 30, 2008:

   Outstanding Warrants                           Exercisable Warrants
    Exercise     Number     Average Remaining    Average       Exercise
     Price                  Contractual Life      Price         Number

     $3.31       213,131       1.03 years         $3.31        213,131
     $4.50     2,731,382       3.84 years         $4.50      2,731,382
     $6.07     1,437,467       4.58 years         $6.07      1,437,467

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

Statutory surplus reserves are to be utilized to offset prior years' losses, or to increase its share capital. When a limited liability company converts its surplus reserves to capital in accordance with a shareholders' resolution, the Company will either distribute new shares in proportion to the number of shares held by each shareholder, or increase the par value of each share. Except for the reduction of losses incurred, any other usage should not result in this reserve balance falling below 25% of the registered capital. Registered capital at June 30, 2008 is approximately $34.5 million (December 31, 2007 - $23.6 million)

Pursuant to the board of directors' resolution, XTHDC transferred 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company's registered capital.

The transfer to this reserve must be made before distributions of any dividends to shareholders. For the three months ended June 30, 2008, the Company appropriated $0 (June 30, 2007 - $238,334) to this surplus reserve.
For the six months ended June 30, 2008, the Company appropriated $0 (June 30, 2007 - $322,320) to this surplus reserve.

Note 13 -- Employee Welfare Plan

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The Company established a retirement pension insurance, unemployment insurance, health insurance and house accumulation fund for the employees during the term they are employed. For the three months ended June 30, 2008 and 2007, the Company made contributions in the amount of $25,528 and $5,384, respectively. For the six months ended June 30, 2008 and 2007, the Company made contributions in the amount of $32,109 and $11,602, respectively.

Note 14 -- Earnings Per Share

Earnings per share for the three months and the six months ended June 30, 2008 and 2007 were determined by dividing net income for the years by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding. The net income for diluted Earnings per share was adjusted.

                                                       Three Months                    Six Months
                                                   2008            2007            2008          2007
                                              ------------    ------------   ------------    ------------
Net income for basic earnings per share       $  1,135,879    $  1,830,880   $  1,183,564    $  2,623,382
Change in fair value on dilutive warrants:        (288,510)             --       (547,064)             --

Net (loss) income for diluted earnings per         847,369       1,830,880        636,500       2,623,382
share

Weighted average shares outstanding - basic     30,143,757      26,312,014     30,143,161      23,453,110
Effect of diluted securities and warrants:         167,444          74,022        161,519          74,022

Weighted average shares outstanding -           30,311,201      26,386,036     30,304,679      23,527,132
diluted

Earnings per share
   - Basic                                    $       0.04    $       0.07   $       0.04    $       0.11
   - diluted                                          0.03            0.07           0.02            0.11

The convertible debt and warrants issued along with the debt have an anti-dilutive effect on the earnings per share and are therefore excluded from the determination of diluted earnings per share calculation.

Note 15 -- Commitments and Contingencies

The Company leases part of its office space under long-term, non-cancelable operating lease agreements. The leases expire on December 31, 2008. The future minimum rental payments required under the operating lease agreements are $49,608.

As of June 30, 2008, the Company was in a contract to acquire one land use right with an unpaid balance of approximately $2.6 million. The balance is not due until the vendor removes the existing building on the land and changes the zoning status on the land use right certificate.

Note 16 -- Subsequent Events

On July 2, 2008, the directors of the board of the Company approved that 750,000 shares of the common stock be granted to the members of the management based on the Company's financial performance of fiscal year 2007. The number of shares granted to each individual is calculated in accordance with the Company's Detailed Implementation Rule for Restrictive Stock Incentive Plan of 2007-2008. A stock-based compensation expense of approximately $3 million will be recorded by the Company in July 2008.

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

CONSOLIDATED OPERATING RESULTS

Three Months Ended June 30, 2008 Compared With Three Months Ended June 30, 2007

Revenues

Total revenues for the three months ended June 30, 2008 increased 10.2 percent to $13,244,490 from $12,018,590 for the three months ended June 30, 2007. The increase was due primarily to the revenues from the Tsining JunJing II project that was reported using the percentage of completion method of accounting and included all pre-sales that had been completed since September 2007.

Revenues by our major projects

Effective January 1, 2008, the company adopted the percentage of completion method of accounting for revenue recognition for all construction projects in progress, which currently includes Project Tsining JunJing II.

Project Tsining JunJing II revenues for the second quarter 2008 were $12,041,821 compared with no revenue for the second quarter 2007. Progress during the quarter permitted all cash received from the pre-sales of housing units to be recognized as revenues during the second quarter of 2008. The pre-sales of units began in September 2007 and the first revenue recognition for this project occurred in the second quarter 2008.

Project Tsining-24G revenues for the second quarter 2008 were $173,919 compared with $9,720,990 for the second quarter 2007. Sales for most of 24G project were completed in the second quarter 2007. The revenues in the second quarter 2008 resulted from the sales of a few of the remaining available retail spaces.

Project Tsining JunJing I revenues for the second quarter 2008 decreased 64.4 percent to $414,220 from $1,163,950 for the second quarter 2007 because most of the available units in this project were sold in March 2008, so only a few remaining units were sold during the second quarter 2008.

The Baqiao infrastructure construction project generated revenues of $358,716 for the second quarter 2008 compared with no revenue for the second quarter 2007. The company acquired the infrastructure construction project in March 2007, and the first revenues occurred in the fourth quarter of 2007. The revenues in the second quarter of 2008 consisted of the government's allowance for interest income on the company's investments required to support the infrastructure construction project, support continued river management, and support suburban planning for the entire Baqiao high-technology industrial park.

Revenues by project:                  3 months ended         3 months ended
(US$ in millions)                      June 30, 2008          June 30, 2007

Projects
Tsining JunJing II                              12.1                      -
Tsining 24G                                      0.2                    9.7
Tsining JunJing I                                0.4                    1.2
Additional projects                              0.0                    0.2
Baqiao infrastructure construction               0.4
Total Sales of properties                       13.1                   11.1

Other income

Other income for the second quarter 2008 decreased 78.6 percent to $189,260 from $882,778 for the second quarter 2007 primarily due to the absence of a property clean-up project performed in second quarter of 2007. The revenues in the second quarter 2008 consisted primarily of sales of excess assets.

Cost of revenues

The cost of revenues for the second quarter 2008 increased 35.3 percent to $11,252,721 from $8,315,189 for the second quarter 2007. The higher cost of revenues for the second quarter 2008 was primarily due to the costs of revenues recognized using the percentage of completion method of accounting for the Tsining JunJing II project in the second quarter 2008. The second quarter 2007 included the cost of revenues using the full accrual method of accounting.

Gross profit and gross profit margin

Gross profit for the second quarter 2008 was $1,991,769, down 46.2 percent from $3,703,401 for the second quarter 2007. The gross profit margin for the second quarter 2008 was 15.40 percent compared to 30.81 percent for the second quarter 2007. The declines were due primarily to the incentive discounts given to the first buyers in the new Tsining JunJing II to promote market interest and encourage future sales for the project.

Selling, general, and administrative expenses

Selling, general, and administrative expenses for the second quarter 2008 increased 127.8 percent to $1,418,750 from $622,867 for the second quarter 2007 due primarily to the selling expenses for the new Tsining JunJing II project.

Other expenses

Other expenses for the three months ended June 30, 2008 decreased to no expenses compared with $3,060 for the three months ended June 30, 2007. The second quarter 2008 decrease was primarily due to the 2008 absence of the expenses incurred in the second quarter 2007 associated with the normal added finishing in the Tsining JunJing I and Tsining 24G projects desired by the customers to reach final satisfaction.

Operating profit and operating profit margin

Operating profit for the second quarter 2008 decreased 81.4 percent to $573,019 from $3,077,474 for the second quarter 2007. The operating profit margin decreased to 4.33 percent for the second quarter 2008 from 25.61 percent for the second quarter 2007. The declines were due primarily to the incentive discounts given to the first buyers in the new Tsining JunJing II to promote market interest and encourage future sales for the project and to higher selling expenses also for Tsining JunJing II.

Interest expense

Interest expense for the three months ended June 30, 2008 increased 114.0 percent to $658,443 from $307,651 for the three months ended June 30, 2007. The increase for the three months ended June 30, 2008 was due primarily to the 2008 debt financing associated with the purchase in March 2007 of Xi'an New Land Development Co., Ltd. (the "New Land") that owned the exclusive rights to develop the Baqiao project and perform the related infrastructure construction. The financings in 2007 and 2008 included the issuance of interest-bearing convertible debt with warrants in January 2008 and the issuance of common stock and warrants in the December 2007.

Change in fair value of warrants

In 2006, 2007, and 2008 the company issued warrants in conjunction with the issuance of common shares or convertible debt. In the second quarter 2008, shareholders did not exercise warrants to buy common shares. For the second quarter 2008, the company was required to estimate the fair value of its remaining warrants outstanding and adjust the value as needed, and it chose to use the Cox-Ross-Rubinstein Binomial Lattice valuation model to estimate their fair value.

The Change in fair value of warrants of $(946,563) in the second quarter 2008 consisted of (a) the cost to the company of the warrants issued in 2008, (b) a result of the exercise of warrants during the quarter, of which there were none exercised, and (c) the periodic adjustment to the estimated cost to the company to provide the common shares, assuming that all the warrants will be exercised sometime in the future. The basis for estimating the cost to provide those common shares was provided by the valuation model.

Provision for income taxes

The effective tax rates for the second quarters of 2008 and 2007 were 8.64 percent and 33.63 percent, respectively.

Net income

Net income for the second quarter 2008 decreased 38.0 percent to $1,135,879 from $1,830,880 for the second quarter 2007. The decrease in net income was due primarily to two reasons. The first reason was the new Tsining JunJing II project's higher selling expenses and the incentive discounts given to the project's first buyers to promote market interest and encourage future sales. The second reason was higher interest expense due to convertible debt issued in March 2008 to help finance the 2007 acquisition of the company owning the exclusive rights for the Baqiao project land and related infrastructure construction project.

Six Months Ended June 30, 2008 Compared With Six Months Ended June 30, 2007

Revenues

Total revenues for the six months ended June 30, 2008 decreased 11.0 percent to $17,991,127 from $20,214,787 for the six months ended June 30, 2007.

Effective January 1, 2008, the company adopted the percentage of completion method of accounting for revenue recognition for all construction projects in progress, which currently includes Project Tsining JunJing II.

Revenues by our major projects

Project Tsining JunJing II revenues for the six months ended June 30, 2008 were $12,041,821 compared with no revenues for the six months ended June 30, 2007. During the second quarter of 2008, Project Tsining JunJing II began above-ground construction, which permitted all cash received from the pre-sales of housing units to be recognized as revenues during the second quarter of 2008, consistent with the percentage of completion method of accounting for revenue recognition. The pre-sales of units began in September 2007 and the first revenue recognition for this project occurred in the second quarter 2008.

Project Tsining-24G revenues for the six months ended June 30, 2008 decreased
99.9 percent to $18,555 compared with $16,849,377 for the six months ended June 30, 2007. The decrease was due to the absence of sale of the 24G project that was completed in the second quarter 2007. The sale of the service apartments portion of the building and most retail spaces were recognized in second quarter 2007 revenues. The revenues in the first half of 2008 resulted from the sales of a few of the remaining available retail spaces. The decrease was due to the 24G project being completed and most units were sold during 2007.

Project Tsining JunJing I revenues for the six months ended June 30, 2008 increased 170.9 percent to $4,621,178 from $1,705,767 for the six months ended March 31, 2007 because we sold multiple floors in one building for a service apartment business from the project in March 2008.

Revenues for the six months ended June 30, 2008 for Additional projects decreased 80.1 percent to $121,122 compared with $626,245 for the six months ended June 30, 2007. Additional projects primarily included small projects. The decrease in Additional projects revenues was primarily due to the absence of the second quarter 2007 sale of an previously occupied residential-commercial building and the second quarter 2007 sale of several residential units in the company's completed projects. The revenues recorded in the second quarter 2008 resulted from the sale of a few retail units from previously completed projects.

The Baqiao infrastructure construction project generated revenues of $686,897 for the six months ended June 30, 2008 compared with no revenue for the six months ended June 30, 2007. The company acquired the infrastructure construction project in March 2007, and the first revenues occurred in the fourth quarter of 2007. The revenues in the first half of 2008 consisted of the government's allowance for interest income on the company's investments required to support the infrastructure construction project, support continued river management, and support suburban planning for the entire Baqiao high-technology industrial park.

Revenues by project:                     6 months ended      6 months ended
(US$ in millions)                             30-Jun-08           30-Jun-07

Projects
Tsining JunJing II                                 12.1
Tsining 24G                                                            16.8
Tsining JunJing I                                   4.6                 1.7
Additional projects                                 0.1                 0.6
Baqiao infrastructure construction                  0.7
Total Sales of properties                          17.5                19.1

Other income

Other income for the six months ended June 30, 2008 decreased 60.14 percent to $411,952 from $1,033,399 for the six months ended June 30, 2007 primarily due to the absence of a property clean-up project performed in second quarter of 2007. The revenues in the first half 2008 consisted primarily of a property clean-up project performed in the first quarter 2008 and sales of excess assets in the second quarter 2008.

Cost of revenues

The cost of revenues for the six months ended June 30, 2008 decreased 6.5 percent to $13,619,833 compared with $14,566,647 for the six months ended June 30, 2007.

The lower cost of sales for the six months ended June 30, 2008 was primarily due to the absence of the Tsining-24G project's cost of revenues that were recognized using the full accrual method of accounting when the project was sold in the first quarter 2007. In the first quarter 2008, Tsining JunJing I revenues and cost of revenues were recognized due to the sale of multiple floors in one building for a hotel business. In the second quarter of 2008, revenues and the cost of revenues for Tsining JunJing II were recognized using the percentage of completion method of accounting. The total of the cost of revenues from Tsining JunJing I and II in the first half of 2008 was less that the cost of revenues for Tsining-24G recorded in the first half of 2007 primarily because Tsining-24G was a much larger project than the portions of Tsining JunJing I and II recorded in the first half of 2008.

Gross profit and gross profit margin

Gross profit for the six months ended June 30, 2008 was 4,371,294, down 22.6 percent from $5,648,140 for the six months ended June 30, 2007. The gross profit margin for the six months ended June 30, 2008 was 24.30 percent compared to
27.94 percent for the six months ended June 30, 2007.

The decreases in gross profit and gross profit margin were primarily due to the first half of 2008 sales of residential units that had lower profit margins than the premium-priced retail and residential units sold in the first half of 2007. Most buildings sold in the second quarter of 2008 were in the Tsining JunJing II residential project, which included the first units in the project that were negotiated in 2007 at attractive prices to create buyer and market interest and encourage future sales.

Selling, general, and administrative expenses

Selling, general, and administrative expenses for the six months ended June 30, 2008 increased 129.0 percent to $2,567,351 from $1,120,946 for the six months ended June 30, 2007. The higher selling, general, and administrative expenses in the second quarter 2008 were due primarily to the selling expenses for the new Tsining JunJing II project.

Other expenses

Other expenses for the six months ended June 30, 2008 decreased to $15,910 compared with $35,679 for the six months ended June 30, 2007. The decrease was primarily due to the 2008 absence of the expenses incurred in 2007 associated with the normal added finishing in the Tsining JunJing I and Tsining-24G projects desired by the customers to reach final satisfaction.

Operating profit and operating profit margin

Operating profit for the six months ended June 30, 2008 decreased 60.2 percent to $1,788,033 from $4,491,515 for the six months ended June 30, 2007 due primarily to lower gross profit on the residential Tsining JunJing II project, the absence of profits from the Tsining-24G sold in the first quarter of 2007, and higher selling expenses in the second quarter 2008 for Tsining JunJing II that were absent in the second quarter 2007.

The operating profit margin decreased to 9.94 percent for the six months ended June 30, 2008, compared with 22.22 percent for the six months ended June 30, 2007, primarily due to the first half 2008 absence of the operating profit margin on the premium-priced Tsining-24G project and the attractive operating profit margins on the retail and residential units also sold in the first quarter of 2007, as well as the first half 2008 operating profit margins in the Tsining JunJing II project that were moderate due to attractive prices used to create buyer and market interest in the project and the higher selling expenses for Tsining JunJing II that were absence in the first half of 2007.

Interest expense

Interest expense for the six months ended June 30, 2008 increased 113.0 percent to $1,098,116 from $515,527 for the six months ended June 30, 2007. The increase for the six months ended June 30, 2008 was due primarily to the 2008 debt financing associated with the purchase in March 2007 of New Land that owned the exclusive rights to develop the Baqiao project and perform the related infrastructure construction. The financings in 2007 and 2008 included the issuance of interest-bearing convertible debt with warrants in January 2008 and the issuance of common stock and warrants in the December 2007.

Change in fair value of warrants

In 2007, and 2008 the company issued warrants in conjunction with the issuance of common shares or convertible debt. The warrants permit the shareholders to buy additional common shares at the prices specified in the warrant agreements. In the six months ended June 30, 2008, shareholders exercised a total of 1,870 warrants to buy a total of 1,870 common shares. When a shareholder exercises a warrant to buy common shares, typically only when the stock price is higher than the warrant exercise price, the shareholder covers the exercise price and Company covers the balance of the value to provide the common shares. In addition, for the six months ended June 30, 2008, the Company was required to estimate the fair value of its remaining warrants outstanding and adjust the value as needed, and it chose to use the Cox-Ross-Rubinstein Binomial Lattice valuation model to estimate their fair value.

The change in fair value of warrants of $(956,052) in the six months ended June 30, 2008 consisted of (a) the cost to the Company of the warrants issued in 2008, (b) a result of the exercise of warrants in February 2008, and (c) the periodic adjustment to the estimated cost to the Company to provide the common shares, assuming that all the warrants will be exercised sometime in the future. The basis for estimating the cost to provide those common shares was provided by the valuation model.

Provision for income taxes

The effective tax rates for the six months ended June 30, 2008 and 2007 were
24.70 percent and 33.83 percent, respectively.

The effective tax rate was lower compared with last year somewhat in the first half of 2008 because Changes in the fair value of embedded derivatives and warrants are not taxable.

Net income

Net income for the six months ended June 30, 2008 decreased 54.9 percent to $1,183,564 from $2,623,382 for the six months ended June 30, 2007. The decrease in net income was due primarily to four reasons.

The first reason was that most units sold in the first half of 2008 were residential units with lower net profit margins than the retail and residential units sold in the first half of 2007.

The second reason was selling expenses in the first half of 2008 for the Tsining JunJing II project, which were absent in the first half of 2007.

The third reason was interest expense on convertible debt issued in March 2008 to help finance the 2007 acquisition of the company owning the exclusive rights for the Baqiao project land and related infrastructure construction project.

The fourth reason is the first half 2008 absence of other income from a major property clean-up project in the first half of 2007.

These four reasons that reduced net income were partly offset by the effect on net income from the changes in fair value of warrants and the lower effective income tax rate in the first half of 2008.

Basic and diluted earnings per share

Basic earnings per share were $0.04 for the six months ended June 30, 2008, down
63.6 percent from $0.11 for the six months ended June 30, 2007. Diluted earnings per share were $0.02 for the six months ended June 30, 2008, down 81.8 percent from $0.11 for the six months ended June 30, 2007.

Common shares used to calculate EPS

The weighted average shares outstanding used to calculate the basic earnings per share were 30,143,161 shares for the six months ended June 30, 2008 and 23,453,110 shares for the six months ended June 30, 2007.

The weighted average shares outstanding used to calculate the diluted earnings per share were 30,304,679 shares for the six months ended June 30, 2008 and 23,527,132 shares for the six months ended June 30, 2007.

The increases in the weighted average shares outstanding used to calculate basic and diluted earnings per shares for six months ended June 30, 2008 compared with six months ended June 30, 2007 were due to the common shares and warrants issued in December 2007 and the convertible debt and warrants issued in January 2008.

Gain on foreign exchange

The company's subsidiaries operate in China and account for their operations using the Chinese Renminbi("RMB"). The company translates the results of its subsidiaries into U.S. dollars based on the exchange rates of the two currencies and reports its financial results in dollars. During the first half of 2008, the renminbi appreciated in value against the dollar, which when translating the operating results and financial positions of the subsidiaries at different exchange rates created the accrued gain on foreign exchange.

Cash flow discussion

Net cash from operating activities provided $(7,997,053) in the first half of 2008 compared with $4,454,481 provided in the first half of 2007 primarily due the increase in the costs for the new Tsining JunJing II construction in 2008.

Net cash from investing activities provided $(1,630,906) in the first half of 2008 compared with $1,299,834 provided in the first half of 2007 primarily due to the decrease of the restricted cash in 2008.
Net cash from financing activities provided $29,270,443 in the first half of 2008 compared with $1,646,838 provided in the first half of 2007 primarily due to the issuance of convertible debt and warrants and construction loans from banks, partly offset by payments on loans payable to New Land's previous shareholders in the first half of 2008.

As a result of the above net cash changes from operating, investing, and financing activities, the increase in cash for the first half of 2008 was $19,662,484 compared with $7,401,153 for the first half of 2007.

Debt leverage

Total debt outstanding as of June 30, 2008 was $53,095,880 compared with $27,922,125 as of December 31, 2007. Net debt outstanding (total debt less cash) as of June 30, 2008 was $27,713,994 compared with $25,469,759 as of December 31, 2007. The company's net debt as a percent of total capital (net debt plus shareholders' equity) was 27.60 percent on June 30, 2008 and 27.79 percent on December 31, 2007. The increase in net debt as a percent of total capital was primarily due to the issuance of convertible debt and warrants in January 2008 and the construction loans proceeds in June, 2008.

Total debt consists of the sum of the balance sheet lines titled, "loans payable to New Land's previous shareholders", "loans from employees", "loans payable and convertible debt".

Liquidity and Capital Resources

Our principal demands for liquidity are for development of new properties, property acquisitions, and general corporate operation purposes.

As of June 30, 2008, we had cash and cash equivalents in the amount of $25,381,886, an increase of $22,929,520 compared to $2,452,366 of cash and cash equivalents on hand as of December 31, 2007.

Financial obligations

As of June 30, 2008, we had total bank loans of $29,595,720 with a weighted average interest rate of 9.66 percent. Future scheduled maturities of loans payable are as follows:


           29-Aug-08          -   $5,540,085
           31-Dec-08          -   $5,831,669
           14-Jun-09          -   $3,644,793
           14-Jul-08          -   $14,579,173

The loans are secured by the assets of the Company.

Loans payable

Loans payable represents amounts due to various banks and are due on demand or normally due within one year. These loans generally can be renewed with the banks when the loans mature.

Most of the obligations of the company are tied to specific projects. The terms of the loans are typically 1 to 1.5 years. Loan extensions are determined by mutual agreement when the current term expires and both parties will consider the remaining time needed to complete the project. Most of these loans are payable when the project has been completed and the residents or businesses take possession.

The following table summarizes the Company's loans payable that were outstanding as of June 30, 2008:

(Millions of dollars)       Balance       Interest rate           Due date

Commercial Bank Weilai      $5.50                11.34%           29-Aug-08
Commercial Bank Weilai      $5.80                 9.79%           31-Dec-08
Xi'an Rural Credit Union    $3.60                 9.53%           14-Jun-09
China Construction Bank     $14.60                9.00%           14-Aug-08

The annual interest requirement on these loans totals about $1.4 million.

The following table summarizes the amounts and types of the Company's obligations and provides the estimated period of maturity for the financial obligations by class as of June 30, 2008:

Obligations Due by Period                   1 yr        1-3 yrs         4-5 yrs
(Millions of dollars)

Current liabilities

Accounts payable                           $15.70
Income and other taxes payable                          $25.20
Other payables                                           $4.90
Advances (deposits) from customers                       $9.50
Accrued expenses                            $2.90

Long-term liabilities

Warranties liabilities                                                  $5.10
Deferred tax                                            $16.40
Fair value of embedded derivatives                                      $3.50
Convertible debt                                                       $13.10

Long-term debt

Loans payable                              $29.60
Loans payable to New Land's
previous shareholders                                    $8.60
Loans from employees                                     $1.90
Liquidity expectation

The Company believes that the combination of present capital resources, internally generated funds and unused financing sources are adequate to meet cash requirements for the year 2008.

We intend to meet our liquidity requirements, including capital expenditures related to the purchase of land for the development of our future projects, through cash flow provided by operations and additional funds raised by future financings. Upon acquisition of land for future development, we intend to raise funds to develop our projects by obtaining mortgage financing from local banking institutions with which we have done business in the past. We believe that our relationships with these banks are in good standing and that our real estate will secure the loans needed. We believe that adequate cash flow will be available to fund our operations.

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

Other Events

Beginning in mid-September 2007, the Company started the first round to offer selected `club members' the opportunity for an initial cash payment of 100,000 RMB or approximately $13,300 USD to secure a purchase right for a unit in the highly sought after Tsining Junjing II development. And, in mid-April 2008, the Company started the second round to offer selected `club members' the opportunity to secure a purchase right for a unit in the highly sought-after Tsining Junjing II development. As of August 10, 2008, more than 522,345 square footage were pre-sold, constituting $27.63 million of revenue. In the first round of offering, there were 406 units of more than 440,478 square footage pre-sold, constituting $ 21.38 million of revenue and the average price was over $48.55 per square footage. In the second round, there were 55 units of more than 81,867 square footage pre-sold, constituting $ 6.25 million of revenue, and the average price was over $76.34 per square footage. So far, we have received over $23.78 million in cash deposits. The Company will use these proceeds as working capital. Once the units are complete and the titles are officially transferred to the new owners, which is anticipated to occur late next year, the buyers will be responsible for a balance of approximately $40,000 for each unit at the time of closing and officially consummate the purchase of the unit. There are risks that certain pre-sale units may not reach final closings, and if the transactions cannot close in 2008, a portion of the deposits may be returned to customers. Pre-sales are customary in China, which enable developers to have visibility of the sell-through rates, while providing capital to complete projects that augments overall internal rate of return.

On July 7, 2008, the company signed a strategic partnership agreement with the China Construction Bank Shaanxi Branch that establishes a 1 billion RMB credit line for construction loans to support the construction work of China Housing and its subsidiaries. The new strategic partnership is the first and only one of its kind for both the Company and China Construction Bank Shaanxi Branch. The agreement also establishes the Company's status as a VIP client for the bank.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to the following market risks, including but not limit to:

General Real Estate Risk

There is a risk that the Company's property values could go down due to general economic conditions, a weak market for real estate generally, or changing supply and demand. The Company's property held for sale is of a value of approximately $13.7 million as of June 30, 2008, which may change due to market price fluctuations. Currently, it is valued significantly below the normal market value. The Company may not be able to sell a property at a particular time for its full value, particularly in a poor market.

Foreign Currency Exchange Rate Risk

The Company is doing all its business in P.R. China. All the revenue and profit are denominated in RMB. When RMB depreciates, it may adversely affect the company's financial performance. Since the Company's recent $20 million senior convertible note interest payment is denominated in US dollars, the depreciation of RMB may incur additional cost to our financial cost.

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

During the fiscal quarter ended June 30, 2008, there have been no changes in the Company's internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.


Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

(a) Exhibits

Exhibit
Number         Description of Exhibit
-------------------------------------------------------------------------------

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

                                China Housing & Land Development, Inc.


August 14, 2008                 By:     /s/ LU PINGJI
                                     -----------------
                                     Lu Pingji
                                     Chief Executive Officer
                                     (Principal Executive Officer)




August 14, 2008                 By:     /s/ William Xin
                                     -------------------
                                     William Xin
                                     Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)