Form 10-Q
period 2008-09-30
China Housing & Land Development, Inc.
filed 2008-11-13
CIK 1303330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-51429
(Commission file number)

CHINA HOUSING & LAND DEVELOPMENT, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-1334845
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6 Youyi Dong Lu, Han Yuan 4 Lou
Xi'An, Shaanxi Province
China 710054
(Address of principal executive offices)

86-029-8258-2632
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 13, 2008, 30,893,757 shares of common stock.

CHINA HOUSING & LAND DEVELOPMENT, INC.

Index

		Page Number

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	2

	Consolidated Statements of Income and Other Comprehensive Income for the three and nine months ended September 30, 2008 and 2007 (unaudited)	3

	Consolidated Statements of Cash Flows for nine months ended September 30, 2008 and 2007 (unaudited)	4

	Consolidated Statements of Shareholders' Equity for the nine months ended September 30, 2008 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis or Plan of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4T.	Controls and Procedures	34

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	42

Item 4.	Submission of Matters to a Vote of Security Holders	42

Item 5.	Other Information	42

Item 6.	Exhibits	42

SIGNATURES		43

EX-31.1	(Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-31.2	(Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-32.1	(Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

EX-32.2	(Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

PART I. FINANCIAL INFORMATION

CHINA HOUSING & LAND DEVELOPMENT, INC.

Consolidated Balance Sheets
As of September 30, 2008 and December 31, 2007
(Unaudited)

	September 30, 2008	December 31, 2007

ASSETS
Cash	$14,384,044	$2,351,015
Cash - restricted	885,920	101,351
Accounts receivable, net of allowance for doubtful
accounts of $101,539 and $94,514, respectively	14,495,310	12,107,882
Other receivables, prepaid expenses and other assets	647,200	567,308
Notes receivable, net	3,822,631	947,918
Real estate
Finished projects	13,168,394	16,130,130
Construction in progress	45,785,532	24,856,801
Total real estate held for development or sale	58,953,926	40,986,931
Property and equipment, net	7,812,838	5,707,012
Assets held for sale	13,929,462	12,910,428
Advance to suppliers	1,773,605	2,071,549
Deposits on land use rights	36,326,465	29,694,103
Intangible asset, net	51,788,874	48,205,697
Deferred financing costs	662,737	55,451

Total assets	$205,483,012	$155,706,645

LIABILITIES
Accounts payable	$12,928,038	$9,311,995
Advances from customers	11,762,061	5,258,351
Accrued expenses	2,593,777	1,903,451
Payable to original shareholders	8,499,819	11,413,229
Income and other taxes payable	24,272,724	22,711,981
Other payables	4,235,239	3,881,137
Loans from employees	1,547,951	2,388,862
Loans payable	27,688,184	14,120,034
Deferred tax liability	17,090,328	15,907,880
Warrants liability	2,154,489	2,631,991
Fair value of embedded derivatives	1,371,062	—
Convertible debt	13,344,754	—

Total liabilities	127,488,426	89,528,911

SHAREHOLDERS' EQUITY
Common stock: $.001 par value, authorized 100,000,000 shares
issued and outstanding 30,893,757 and 30,141,887, respectively	30,894	30,142
Additional paid in capital	31,390,750	28,381,534
Statutory reserves	2,885,279	2,885,279
Retained earnings	32,995,792	30,365,156
Accumulated other comprehensive income	10,691,871	4,515,623

Total shareholders' equity	77,994,586	66,177,734

Total liabilities and shareholders' equity	$205,483,012	$155,706,645

The accompanying notes are an integral part of these consolidated financial statements

CHINA HOUSING & LAND DEVELOPMENT, INC.

Consolidated Statements of Income and Comprehensive Income
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUES
Sale of properties	$7,475,692	$5,700,596	$25,054,867	$24,881,984
Other income	70,070	336,333	482,022	1,369,732

Total revenues	7,545,762	6,036,929	25,536,889	26,251,716

COSTS AND EXPENSES
Cost of properties and land	6,071,599	3,019,240	19,691,432	17,585,887
Selling, general, and administrative
expenses	1,594,514	886,405	4,161,865	2,007,351
Stock-based compensation	3,000,000	—	3,000,000	—
Other	60,848	20,153	76,758	190,404
Interest	638,228	1,120,150	1,736,344	1,501,105
Accretion on convertible debt	266,541	—	691,782	—
Change in fair value of embedded derivatives	(2,101,825)	—	(2,556,313)	—
Change in fair value of warrants	(2,939,563)	408,261	(3,895,615)	419,465
Foreign exchange loss	(103,344)	—	—	—

Total costs and expense	6,486,998	5,454,209	22,906,253	21,704,212

Income before provision for income taxes	1,058,764	582,720	2,630,636	4,547,504

(Recovery) Provision for income taxes	(388,308)	653,957	—	1,995,359

Net income	1,447,072	(71,237)	2,630,636	2,552,145

Gain (Loss) on foreign currency exchange	911,996	786,813	6,176,248	1,745,926

Comprehensive income	$2,359,068	$715,576	$8,806,884	$4,298,071

Weighted average shares outstanding
Basic	30,877,453	30,090,699	30,389,712	25,723,046

Diluted	30,882,483	30,257,923	30,436,461	25,838,126

Earnings per share
Basic	$0.05	$(0.00)	$0.09	$0.10

Diluted	$0.04	$(0.00)	$0.07	$0.10

The accompanying notes are an integral part of these consolidated financial statements

CHINA HOUSING & LAND DEVELOPMENT, INC.

Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,630,636	$2,552,145
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Allowance for bad debt	—	20,661
Depreciation	233,915	365,560
Exchange (gain) loss	(103,344)	134,197
Gain on disposal of fixed assets and inventory	15,088	(707,451)
Amortization of stock issued for investor
relations fees	107,987	98,500
Accrued interest on loan to shareholders	—	905,770
Stock-based compensation	3,000,000	—
Change in fair value of warrants	(3,895,615)	419,465
Change in fair value of embedded derivatives	(2,556,313)	—
Accretion expense on convertible debt	691,782	—
Non-cash proceeds from sales	(2,904,172)	—
(Increase) decrease in assets:
Accounts receivable	(1,444,437)	(91,148)
Real estate	(16,437,686)	(1,545,058)
Advance to suppliers	486,434	(7,831,904)
Deposit on land use rights	(4,386,535)	—
Other receivable and deferred charges	24,339	1,302,366
Deferred Financing Costs	162,269	—
Increase (decrease) in liabilities:	—
Accounts payable	2,852,863	(2,291,251)
Advances from customers	5,981,215	915,265
Accrued expense	740,465	(1,539,723)
Other payable	40,646	(486,759)
Income and other taxes payable	(123,908)	2,449,306

Net cash provided by (used in) operating	(14,884,371)	(5,330,059)
activities

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(755,376)	199,275
Purchase of property and equipment	(868,817)	(194,423)
Notes receivable collected	139,327	2,037,505
Proceed from sale of property and equipment	867,806	—
Cash from acquisition	—	51,433

Net cash provided by (used in) investing	(617,060)	2,093,790
activities

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from issuance of convertible debt	19,230,370	—
Loan from bank	32,213,727	3,919,200
Payments on loans	(20,044,097)	(13,179,053)
Payments to original shareholders	(3,656,905)	(8,099,680)
(Payments) loans to / from employees	(990,087)	782,733
Proceeds from issuance of common stock and warrants	8,415	23,036,138

Net cash provided by financing activities	26,761,423	6,459,338

INCREASE IN CASH	11,259,992	3,223,069

EFFECTS ON FOREIGN CURRENCY EXCHANGE	773,037	143,168

CASH, beginning of period	2,351,015	379,633

CASH, end of period	$14,384,044	$3,745,870

The accompanying notes are an integral part of these consolidated financial statements

China Housing & Land Development, Inc.

Consolidated Statements of Shareholders' Equity
For the nine months ended September 30, 2008
(unaudited)

	Common Stock		Additional paid in	Statutory	Retained	Accumulated other comprehensive
	Shares	Par Value	capital	reserves	earnings	income	Totals
Balance, December 31, 2007	30,141,887	$30,142	$28,381,534	$2,885,279	$30,365,156	$4,515,623	$66,177,734

Common stock issued from warrants conversion	1,870	2	9,966	—	—	—	9,968

Stock-based compensation	750,000	750	2,999,250	—	—	—	3,000,000

Net Income	—	—	—	—	2,630,636	—	2,630,636

Foreign currency translation adjustment	—	—	—	—	—	6,176,248	6,176,248

Balance, September 30, 2008	30,893,757	$30,894	$31,390,750	$2,885,279	$32,995,792	$10,691,871	$77,994,586

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 — Organization and Basis of Presentation

China Housing & Land Development, Inc. (the “Company”) is a Nevada corporation, incorporated on July 6, 2004 under the name Pacific Northwest Productions Inc. (“Pacific”). On May 6, 2006, the Company changed its name to China Housing & Land Development, Inc.

The accompanying unaudited interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Xi’an Tsining Housing Development Company Inc. (“XTHDC”), Xi’an New Land Development Co. (“New Land”), and Xi’an Hao Tai Housing Development Company Inc. (“Hao Tai”) (collectively, the “Subsidiaries”). All inter-company accounts and transactions have been eliminated on consolidation. The accompanying unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments necessary for a fair statement of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year.

The unaudited interim consolidated financial statements do not include certain footnote disclosures and financial information normally included in annual consolidated financial statements prepared in accordance with GAAP and, therefore, should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Annual Report”).

Note 2 — Summary of Significant Accounting Policies

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

Reporting Currency and Foreign Currency Translation

As of September 30, 2008, the accounts of the Company and its Subsidiaries are maintained in their functional currency, the Chinese renminbi (“RMB”). The reporting currency for the consolidated financial statements is the United States dollars (USD) which is in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the RMB as the functional currency. According to SFAS No. 52, all assets and liabilities of the Subsidiaries are translated at the exchange rate on the balance sheet date, shareholders’ equity is translated at the historical rates and the statements of income and cash flows are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” All monetary assets and liabilities of the Company dominated in foreign currency are translated at the exchange rate on the balance sheet date and all other items dominated in foreign currency are translated at the historical rates. The resulting translation adjustments are reported under foreign exchange gain or loss.

        Foreign exchange rates used:

	September 30, 2008	December 31, 2007	September 30, 2007

Period end RMB/U.S. Dollar exchange rate	6.7899	7.2946	7.4963

Average quarter RMB/U.S. Dollar exchange rate	6.8375	7.6058	7.6547

Revenue Recognition

Effective January 1, 2008, the Company changed its revenue recognition policy for sales of development properties to the percentage of completion method. Previously, the full accrual method was used. The percentage of completion method is based on estimated costs incurred. The change is preferable as it accurately reflects the business activity of the Company and matches revenues with the costs incurred in the pursuit of such revenue. SFAS No. 154, “Accounting Changes and Error Corrections,” requires that a change in accounting policy be reflected through retrospective application of the new accounting policy to all prior periods, unless it is impracticable to do so. The Company has determined that retrospective application to periods prior to January 1, 2008 is not practical as the necessary information needed to restate prior periods is not available. Therefore, the Company began to apply the percentage completion method on a prospective basis beginning January 1, 2008.

Real estate sales are reported in accordance with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate.” Profit from the sales of real estate properties, less 5% business tax, is recognized by the percentage of completion method on the sale of individual units when all the following criteria are met:

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

Significant judgments and estimates related to applying the percentage of completion method include our estimates of the time necessary to complete the project, the total expected revenue and the total expected costs. Fluctuations in sale prices and variances in costs from budgets could change the percentages of completion and affect the amount of revenue and costs recognized. Changes in total estimated project costs or losses, if any, are recognized in the period in which they are determined. Revenue recognized to date in excess of amounts received from customers is classified as unbilled revenue. Amounts received from customers in excess of revenue recognized to date are classified as current liabilities under advances from customers.

For Company’s financed sales, the Company recognizes sales based on the full accrual method provided that the buyer’s initial and continuing investment is adequate according to SFAS No. 66, “Accounting For Sales of Real Estate.” The initial investment is the buyer’s down-payment less the loan amount provided by the Company. Interests on these loans are amortized over the term of the loans.

For land sales, the Company recognizes revenue when title of the land development right is transferred and collectability is assured.

For the reimbursement on infrastructure costs, the Company recognizes income, which is at a value agreed to by the Company and the government of the People’s Republic of China (“PRC”), when they enter into a binding agreement.

Real Estate Capitalization and Cost Allocation

Real estate held for development or sale consists of residential and commercial units under construction and units completed. Construction in progress includes costs associated with development and construction of the Baqiao project, the Junjing II project and land use right paid on the Tang Du project.

The Company leases land for the residential and commercial unit sites under land use rights with various terms from the government of the PRC.

Real estate held for development or sale is stated at cost or estimated net realizable value, whichever is lower. Costs include land and land improvements, direct construction costs and development costs, including predevelopment costs, engineering costs, interest on indebtedness, real estate taxes, wages, insurance, construction overhead and indirect project costs. All costs are accumulated by specific projects and allocated to residential and commercial units within the respective projects. Selling and advertising costs are expensed as incurred. Total estimated costs of multi-unit developments are allocated to individual units based upon specific identification methods.

Land and land improvement costs include cost of land use rights, land improvements, and real estate taxes. Appropriate costs are allocated to projects on the basis of acreage, dwelling units and relative sales value.

Land and land improvements applicable to apartments and retail space are transferred to construction in progress when construction commences.

When real estate costs are determined to be impaired, they are written down to its estimated net realizable value. The Company evaluates the carrying value for impairment based on the undiscounted future cash flows of the assets. Write-downs of real estate costs deemed impaired would be recorded as adjustments to the cost basis. No impairment loss was incurred or recorded for the three months and the nine months ended September 30, 2008 (September 30, 2007 — $Nil).

No depreciation is provided for construction in progress.

Capitalization of Interest

In accordance with SFAS No.34,“Capitalization of Interest Cost”, interest incurred during construction is capitalized to construction in progress. All other interest is expensed as incurred.

For the three months ended September 30, 2008, interest incurred by the Company was $1,767,105 (September 30, 2007 — $996,840) and capitalized interest for the same period was $1,130,929 (September 30, 2007 — $76,517). For the nine months ended September 30, 2008, interest incurred was $3,500,853 (September 30, 2007 — $ 2,508,035) and capitalized interest for the same period was $1,895,214 (September 30, 2007 — $1,072,185).

Concentration of Risks

The Company sells residential and commercial units to residents and small business owners and the Company sells land to the local real estate developers. There was no major customer that accounted for more than 5% of the sales for the three months ended September 30, 2008 (one major customer accounted for 83% of the sales for the three months ended September 30, 2007). The Company had one major customer that accounted for approximately 18% of the Company’s sales for the nine months ended September, 2008 (two major customers accounted for approximately 57% of sales for the same period 2007). One customer accounted for 73% of notes receivable as of September 30, 2008.

The Company is dependent on third-party sub-contractors, manufacturers, and distributors for all of construction services and supply of construction materials. Construction services or products purchased from the Company’s five largest subcontractors/suppliers accounted for 70% of total services and supplies for the three months ended September 30, 2008 and 37% for the nine months ended September 30, 2008 (September 30, 2007 — 50%).

Accounts payables to these subcontractors/suppliers amounted to $1,712,988 as of September 30, 2008 (September 30, 2007 — $2,890,602).

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC and by the general state of the PRC’s economy. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Cash and Concentration of Risk

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC. Total cash in state-owned banks as of September 30, 2008 amounted to $14,120,868 (December 31, 2007 — $2,351,015) of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts.

Restricted Cash

The bank grants mortgage loans to home purchasers and will transfer these amounts to the Company’s bank account once title passes. If the homes are not completed and the new home owners have no ownership documents to secure the loan, the bank will deduct 10% of the home owner’s loan from the Company’s bank account and transfer that amount to a designated bank account classified on the balance sheet as restricted cash. Interest earned on the restricted cash is credited to the Company’s normal bank account. The bank will release the restricted cash after home purchasers have obtained the ownership documents to secure the mortgage loan. Total restricted cash amounted to $885,920 as of September 30, 2008 (December 31, 2007 — $101,351).

Accounts Receivable

Accounts receivable consists of balances due from customers for the sale of residential and commercial units in the PRC. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimated uncollectible amounts are based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $101,540 as of September 30, 2008 (December 31, 2007 — $94,514).

Other Receivables

Other receivables consist of various cash advances to unrelated companies and individuals. These amounts are not related to operations of the Company, are unsecured, non-interest bearing, and generally short term in nature. The balance of other receivables was $778,941 (December 31, 2007 — $749,890) as of September 30, 2008. Other receivables are reviewed annually as to whether their carrying value has become impaired. As of September 30, 2008, the Company has established an allowance for doubtful accounts of $204,522 (December 31, 2007 — $190,372).

Notes Receivable

The Company finances sales to certain new homeowners with terms of one to three years. These loans are non-interest bearing, therefore the Company has discounted the carrying amount of notes receivable at the market mortgage rate. Notes receivable are presented net of allowance for doubtful accounts.

	September 30, 2008	December 31, 2007

Notes receivable	$4,058,346	$1,036,775
Less: unamortized interest	(235,715)	(88,857)
Less: allowance for doubtful accounts	—	—

Notes receivable, net	$3,822,631	$947,918

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the nine months ended September 30, 2008 and 2007 amounted to $233,915 and $365,560, respectively. This depreciation expense was included in the selling, general, and administrative expenses and other income. Estimated useful lives of the assets are as follows:

Estimated Useful Life

Head office buildings and improvements	30 years
Income producing properties	30 years
Vehicles	6 years
Electronic equipment	5 years
Office furniture	5 years
Computer software	3 years

Maintenance, repairs, and minor renewals are charged directly to expenses as incurred. Major additions and betterment to property and equipment are capitalized and depreciated over the remaining useful life of the assets.

Asset Held for Sale

The Company intends to sell one of its fixed assets which consist of 14,478 square meters of retail units with net book value of $13,929,462 as of September 30, 2008 (December 31, 2007 — $12,910,428).

Advances to Suppliers

Advances to suppliers consist of amounts paid in advance to contractors and vendors for services and materials. Advances amounted to $1,773,605 as of September 30, 2008 (December 31, 2007 — $2,071,549).

Deposits on Land Use Rights

Deposits on land use rights consist of deposits held by the PRC government to purchase land use rights in Baqiao Park. Deposits amounted to $36,326,465 as of September 30, 2008 (December 31, 2007 — $29,694,103).

Deferred financing cost

Debt issuance costs are capitalized as deferred financing cost and amortized on a straight line basis over the term of the debt. The amortization expense for three months ended September 30, 2008 was $40,620 (2007 — Nil). The amortization expense for nine months ended Sep 30, 2008 was 107,987 (2007 — Nil). This amortization expense was included in the general administrative expense.

Intangible Asset

Intangible asset relates to the development right for the 487 acres of land in Baqiao Park. The intangible asset has a definite life. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the intangible asset is subject to amortization over its useful life. The method of amortization selected reflects the pattern in which the economic benefit of the intangible asset is realized. The amortization is based on the acreage of land sold or developed and weighted-average expected profit margins. This method is intended to match the pattern of amortization with the income-generating capacity of the assets.

As of September 30, 2008, the amount recorded for its intangible asset was $51,788,874 (December 31, 2007 — $48,205,697). The Company evaluates its intangible asset for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Based on estimated future cash flows, the Company records a write-down for impairments, if appropriate. For both the three months and the nine months ended September 30, 2008 and 2007, the Company did not record amortization on intangible asset.

Long-lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS No. 144, “Accounting For Impairment on Disposal of Long-Lived Assets” which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes there were no impairments of its long-lived assets as of September 30, 2008 and 2007.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” (as impacted by FSP No. 157-1 and 157-2), which provides a framework for measuring fair value under GAAP. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that the Company believes market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable.

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

Level 1	Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, listed equities and U.S. government treasury securities.

Level 2	Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as over the counter forwards, options, and repurchase agreements.

Level 3	Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value from the perspective of a market participant. Level 3 instruments include those that may be more structured or otherwise tailored to customers' needs. At each balance sheet date, the Company performs an analysis of all instruments subject to SFAS No. 157 and includes in Level 3 all of those whose fair value is based on significant unobservable inputs.

Assets and liabilities measured at fair value on a recurring basis include the following as of September 30, 2008:

Fair Value Measurements Using	Assets/Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Warrants liabilities	—	$2,154,489	—	$2,154,489
Derivative liabilities	—	$1,371,062	—	$1,371,062

Total	—	$3,525,551	—	$3,525,551

Accounts Payable

Accounts payable consists of balances due to subcontractors and suppliers for the purchase of construction services and the Baqiao government for land use right. Accounts payable amounted to $12,928,038 as of September 30, 2008 (December 31, 2007 — $9,311,995).

Advances from Customers

Advances from customers represent prepayments by customers for home purchases. The Company records such prepayment as advances from customers when the payments are received. Advances from customers amounted to $11,762,061 as of September 30, 2008 (December 31, 2007 — $5,258,351).

Other Payables

Other Payables consist of balances for non-construction costs with unrelated companies and individuals. These amounts are unsecured, non-interest bearing and short term in nature. Other payables amounted to $4,235,239 as of September 30, 2008 (December 31, 2007 — $3,881,137).

Advertising Costs

Advertising and sales promotion costs are expensed as incurred. Advertising expense totaled $200,890 and $274,760 for the three months ended September 30, 2008 and 2007, respectively. Advertising expense totaled $889,928 and $398,776 for the nine months ended September 30, 2008 and 2007, respectively.

Warranty Costs

Generally, the Company provides all of its customers with a limited (half a year to 5 years) warranty period for defective workmanship. The Company accrues the estimated warranty costs into the cost of its homes as a liability after each project is closed based on the Company’s historical experience, which normally is less than 0.2% of total costs of the project. Any excess amounts are expensed in the period when they occur. Any significant material defects are generally under warranty with the Company’s suppliers. Currently, the Company retains 5% of the total construction contract from the construction contractors for a period of one year after the completion of the construction. Such retention amounts will be used to pay for any repair expense incurred due to defects in the construction. The Company has not historically incurred any significant litigation requiring additional specific reserves for its product offerings. As of September 30, 2008 and December 31, 2007, the Company did not accrue any warranty costs.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2008 and at December 31, 2007, the significant book to tax difference was related to intangible asset which have no tax value.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109", (“FIN 48”), on January 1, 2007. The Company did not have any material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48.

The Company files income tax returns in PRC jurisdictions. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of general and administrative expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax rate differences from the federal statutory rate primarily due to non-deductible expenses, temporary differences, and preferential tax treatment. No assessments on the income taxes for the 2006, 2007, and 2008 have been received by the Company.

Local PRC Income Tax

The subsidiaries of the Company are governed by the Income Tax Laws of the PRC concerning Chinese registered limited liability companies. Under the Income Tax Laws of the PRC, Chinese enterprises are generally subject to an income tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region for which more favorable effective tax rates are applicable. New Land and Hao Tai are entitled to a refund of 6% of taxes otherwise payable if they meet certain annual earning criteria.

The provision for income taxes for the three months and the nine months ended September 30, 2008 and 2007 consisted of the following:

	Three months		Nine months
	2008	2007	2008	2007
(Recovery) provision for China income and local tax	$(898,862)	$653,957	—	$1,995,359
Provision of deferred taxes	510,554	—	—	—

Total (recovery) provision for income taxes	$(388,308)	$653,957	—	$1,995,359

	Nine months
	2008	2007
U.S. statutory rates	34%	34%
Non taxable income	-74%	—
Foreign income not recognized in USA	15%	-34%
Statutory income taxes in China	25%	33%

	—%	33%

Represented by:
PRC income taxes payable	—%	33%
Deferred taxes provision	—%	—

Provision for income taxes	—%	33%

Deferred tax

The tax effects of temporary differences that give rise to the Company’s deferred tax liability as of September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007

Deferred tax liability
Temporary difference related to intangible asset	$17,090,328	$15,907,880

Total deferred tax liability	$17,090,328	$15,907,880

Basic and Diluted Earnings Per Share

Earning per share is calculated in accordance with the SFAS No. 128, “Earnings per share.” Basic net earnings per share are based upon the weighted average number of common shares outstanding. Diluted net earnings per share are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method.

Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Share-based Compensation

The Company records stock-based compensation pursuant to Statement of Financial Accounting Standard No. 123(revised 2004), “Share-Based Payments,” (“FAS123R”), which established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement requires companies to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period of services rendered.

Comprehensive Income

Comprehensive income consists of net income and foreign currency translation gains and losses affecting shareholders’ equity that, under GAAP, are excluded from net income. The gain on foreign exchange translations totaled $911,996 and $786,813 for the three months ended September 30, 2008 and September 30, 2007, respectively. The gain on foreign exchange translation totaled $6,176,248 and $1,745,926 for the nine months ended September 30, 2008 and 2007, respectively.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Accounting Principles Recently Adopted

SFAS No. 159, “The Fair Value Option for Financial Assets and Financials Liabilities — Including an Amendment of FASB Statement No.115” issued by FASB in February 2007, permits measurement of certain financial assets and financial liabilities at fair value. If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date. Generally, the fair value option may be elected on an instrument by instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 requires prospective application and certain additional presentation and disclosure requirements. The adoption on January 1, 2008 of this statement did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”) which revised SFAS No. 141, “Business Combinations”. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquirer, and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. As the provisions of SFAS No. 141(R) are applied prospectively, the impact of this standard cannot be determined until the transactions occur.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning after December 15, 2008. The impact of this standard cannot be determined until the transactions occur.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of FASB Statement 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) to require qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements. The Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. The Company is currently evaluating the impact of the adoption of SFAS No. 161.

In April 2008, the FASB issued FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142‘s entity-specific factors. FSP 142-3 is effective for us beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of FSP 142-3.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact of the adoption of SFAS No. 162.

In May 2008, the FASB issued FASB FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Such separate accounting also requires accretion of the resulting discount on the liability component of the debt to result in interest expense equal to an issuer’s nonconvertible debt borrowing rate. In addition, the FSP provides for certain changes related to the measurement and accounting related to derecognition, modification or exchange. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company is currently evaluating the potential impact of the adoption of FSP APB 14-1.

In September 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing income per share under the two-class method pursuant to SFAS No. 128, “Earnings per Share.” This guidance establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Furthermore, all prior period earnings per share data presented shall be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1. The Company is currently evaluating the potential impact of the adoption of FSP EITF 03-6-1.

Note 3 — Supplemental Disclosure of Cash Flows Information

Income taxes paid amounted to $225,964 for the nine months ended September 30, 2008 (September 30, 2007 — $Nil). Interest paid for the nine months ended September, 2008 and 2007 amounted to $2,858,168 and $857,315 respectively.

Note 4 — Accounts Receivable

Accounts receivable consist of the following as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007

Accounts receivable	$14,596,849	$12,202,396
Allowance for doubtful accounts	(101,539)	(94,514)

Accounts receivable, net	$14,495,310	$12,107,882

Included in accounts receivable is $89,295 for advances to a potential joint venture partner.

Note 5 — Other Receivables, Prepaid Expenses, and Other Assets

Other receivables, prepaid expenses, and other assets consist of the following as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007

Other receivables	$778,941	$749,890
Allowance for bad debts	(204,522)	(190,372)
Prepaid expenses	72,781	7,790

Other receivables, prepaid expenses, and other assets	$647,200	$567,308

Note 6 — Property and Equipment, Net

Property and equipment consist of the following as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007

Head office buildings and improvements	$1,094,199	$1,018,494
Income producing properties	21,621,001	18,469,840
Electronic equipment	228,359	195,244
Vehicles	71,481	87,740
Office furniture	128,884	119,960
Computer software	91,710	48,180
Totals	23,235,634	19,939,470

Accumulated depreciation	(1,493,334)	(1,322,030)
Net book value of building held for sale	(13,929,462)	(12,910,428)

Property and equipment, net	$7,812,838	$5,707,012

Note 7 — Intangible Asset

Intangible asset consist of the following as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007

Intangible acquired	$53,085,752	$49,412,847
Accumulated amortization	(1,296,878)	(1,207,150)

Intangible asset, net	$51,788,874	$48,205,697

Note 8 — Payable to Original Shareholders

The Company has loans payable to previous shareholders of New Land totaling to $8,499,819 as of September 30, 2008 (December 31, 2007 — $11,413,229) bearing interest at 10% per annum and due in December 2009.

Note 9 — Loans from Employees

The Company has borrowed monies from certain employees to fund the Company’s construction projects. The loans bear interest ranging between 7% and 12% and the principal matures in 2009. As of September 30, 2008, loans from employees amounted to $1,547,951(December 31, 2007 — $2,388,862).

Note 10 — Loans Payable

Loans payable represent amounts due to various banks and are due on demand or within one year. These loans generally can be renewed with the banks when they expire. Loans payable as of September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	September 30, 2007

Commercial Bank Weilai Branch
Due August 29, 2008, annual interest rate is at 11.34
percent, secured by the Company's Xin Xing Gangwan,
Xin Xing Tower, and Ming Yuan Yuan projects	$—	$5,209,333

Commercial Bank Weilai Branch
Due December 31, 2008, annual interest is at 9.79
percent, secured by the Company's 24G projects	5,891,103	5,483,508

Commercial Bank Weilai Branch
Due August 29, 2010, annual interest is at 10.21
percent, guaranteed by Tsining and secured by the
Company's Tsining building and partial of JunJing II
properties	5,154,715	—

Xi'an Rural Credit union Zao Yuan Rd. Branch
Due September 14, 2009, annual interest is at 9.527
percent, secured by the Company's Jun Jing Yuan I,
Yuan I, Han Yuan and Xin Xing Tower projects	3,387,384	3,427,193

China Construction Bank, Xi'an Branch
Due August 27, 2011, annual interest is at floating
interest rate, secured by the Company's JunJing II
	13,254,982	—

Total	$27,688,184	$14,120,034

All loans were borrowed for construction projects. All interest paid was capitalized and allocated to various construction projects.

On June 28, 2008, the Company signed a strategic partnership Memorandum Of Understanding (“MOU”) with China Construction Bank Shaanxi Branch that established a RMB 1 billion credit line for real estate development of the Company and its subsidiaries. Under the MOU, the Company is required to meet certain bank covenants. On August 28, 2008, the Company entered a loan agreement with China Construction Bank Shaanxi Branch for a RMB 150 million loans maturing on August 27, 2011. $13,524,982 (RMB 90 million) was received by the Company as of September 30, 2008.

Note 11 — Convertible Debt

On January 28, 2008, the Company issued Senior Secured Convertible Notes due in 2013 (the “Convertible debt”) and warrants to subscribe for common shares for an aggregate purchase price of US$20 million. The Convertible debt bears 5% per annum (computed based on the actual days elapsed in a period of 360 days) of the RMB notional principle amount, payable quarterly in arrears in U.S. Dollars on the first business day of each calendar quarter and on the maturity date. In addition, 1,437,467 five-year warrants were granted with a strike price of $6.07 per common share, which are callable if certain stock price thresholds are met. Approximately 215,620 warrants are also available as a management incentive if certain milestones are met.

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

The Convertible debt is secured by a first priority, perfected security interest in certain shares of common stock of Lu Pingji, the Chairman and Chief Executive Officer of the Company. The Convertible debt is subject to events of default customary for convertible securities and for a secured financing.

Both warrants and embedded derivative associated with Convertible debt meet the definition of a derivative instrument according to FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities” and are recorded as a derivative instrument liabilities and periodically marked-to-market. The fair value of warrants and embedded derivative on inception were determined to be $3,419,653 and $3,927,375, respectively, using the Cox-Rubinstein-Ross (“CRR”) Binomial Lattice Model with the following assumption: expected life 4.32 years, expected volatility — 75%, risk free interest rate — 2.46% and dividend rate — 0%. The fair value of the warrants and embedded derivative as of September 30, 2008 were determined to be of $1,182,842 and $1,371,062, respectively, using the Cox-Rubinstein-Ross Binomial Lattice Model with the following assumption: expected life 4.32 years, expected volatility — 75%, risk free interest rate — 2.79% and dividend rate — 0%. For the three months ended September 30, 2008, the Company recorded a change in fair value for warrants and embedded derivative of $1,827,824 and $2,101,825, respectively in the unaudited interim consolidated statement of income. For the nine months ended September 30, 2008, the Company recorded a change in fair value for warrants and embedded derivative of $2,236,811 and $2,556,313, respectively.

After allocating the gross proceeds to the fair value of the warrants and the embedded derivative instrument, the remaining proceeds were allocated as the initial carrying value of the Convertible debt. It is accreted to its face amount at maturity using the effective interest method. The effective interest rate was determined to be 15.42%. The carrying value of Convertible debt as of September 30, 2008 was $13,344,754. Related interest expense and accretion expense for the three months ended September 30, 2008 were $259,707 and 266,541, respectively. Related interest expense and accretion expense for the nine months ended September 30, 2008 were $695,402 and $691,782, respectively.

Note 12 — Shareholders’ Equity

Common stock

Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in, a Company’s Own Stock,” the warrants issued contain a provision permitting the holder to demand payment based on a Black Scholes valuation in certain circumstances. Therefore, under EITF 00-19 and SFAS No. 133, the Company recorded the warrants as a liability at their fair value on the date of grant and then marked them to $2,154,489 as of September 30, 2008 using the CRR Binomial Lattice Model with the following assumptions: expected life ranges from 0.78 to 4.32 years; expected volatility — 75%, risk fee interest rate ranges from 1.69% to 2.79% and dividend rate — 0%. The change in fair value of warrants totaled for the three months ended September 30, 2008 was $(2,939,563) (September 30, 2007 — $408,261) and that for the nine months ended September 30, 2008 was $(3,895,615) (September 30, 2007 — $419,465).

1,870 warrants having an exercise price of $4.50 were exercised in February 2008 on a cash basis, resulting in the issuance of 1,870 shares of common stock with proceeds of $8,415.

On July 2, 2008, the Company granted 750,000 shares of common stocks to members of the management and vested immediately. The number of shares granted to each individual is calculated in accordance with the Company’s Detail Implementation Rule for Restrict Stock Incentive Plan of 2007-2008. The Company recognized $3,000,000 stock-based compensation expense for the both three months and nine months ended September 30, 2008 (2007 – Nil).

Warrants

Following is a summary of the warrant activity:

	Number of Warrants Outstanding	Weighted Average Exercise Price

December 31, 2007	2,946,383	$4.41
Granted	1,437,467	$6.07
Exercised	(1,870)	$4.50

September 30, 2008	4,381,980	$4.95

Following is a summary of the status of warrants outstanding as of September 30, 2008:

	Outstanding Warrants
Exercise Price	Number	Average Remaining Contractual Life

$3.31	213,131	0.78 years
$4.50	2,731,382	3.59 years
$6.07	1,437,467	4.32 years

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

Statutory surplus reserves are to be utilized to offset prior years’ losses, or to increase its share capital. When a limited liability company converts its surplus reserves to capital in accordance with a shareholders’ resolution, the Company will either distribute new shares in proportion to the number of shares held by each shareholder, or increase the par value of each share. Except for the reduction of losses incurred, any other usage should not result in this reserve balance falling below 25% of the registered capital. Registered capital as of September 30, 2008 is approximately $34.9 million (December 31, 2007 — $23.6 million)

Pursuant to the board of directors’ resolution, XTHDC transferred 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

The transfer to this reserve must be made before distributions of any dividends to shareholders. For the three months ended September 30, 2008, the Company appropriated $0 (September 30, 2007 — $91,338) to this surplus reserve. For the nine months ended September 30, 2008, the Company appropriated $0 (September 30, 2007 — $413,658) to this surplus reserve.

Note 13 — Employee Welfare Plan

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The Company established a retirement pension insurance, unemployment insurance, health insurance and house accumulation fund for the employees during the term they are employed. For the three months ended September 30, 2008 and 2007, the Company made contributions in the amount of $16,706 and $17,691, respectively. For the nine months ended September 30, 2008 and 2007, the Company made contributions in the amount of $48,815 and $29,293, respectively.

Note 14 — Commitments and Contingencies

The Company leases part of its office space under non-cancelable operating lease agreements. The leases expire on December 31, 2008. The future minimum rental payments required under the operating lease agreements are $21,068. The leases are expected to be renewed on annual basis.

The Company entered into a contract with Xian local government to construct a third rubber dam. The Company is committed to expend approximately $1,031,000 for this project.

As of September 30, 2008, the Company entered into a contract to acquire one land use right. The Company is committed for paying an additional $2,600,000 once the vendor removes the existing building on the land and changes the zoning status on the land use right certificate.

Note 15 – Subsequent Event

On November 5, 2008, the Company and Prax Capital China Real Estate Fund I, Inc. (“Prax Capital”) entered into a conditional joint agreement to develop 79 acres within China Housing’s Baqiao project located in Xi’an. Prax Capital will invest US$ 30 million for a 25% interest in the joint venture.

ITEM 2. Management’s Discussion and Analysis

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements which can be identified by the use of terminology such as estimates, projects, plans, believes, expects, anticipates, intends, or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties, and other factors affecting our operations, market growth, services, products, and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events and conditions that may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation: our ability to attract and retain management, and to integrate and maintain technical information and management information systems; our ability to raise capital when needed and on acceptable terms and conditions; the intensity of competition; and general economic conditions.

All written and oral forward-looking statements made in connection with this Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

CONSOLIDATED OPERATING RESULTS

Three Months Ended September 30, 2008 Compared With Three Months Ended September 30, 2007

Revenues

We generated total revenues of $7,545,762 for the three months ended September 30, 2008, an increase of 25.0% from $6,036,929 for the three months ended September 30, 2007.

The increase was primarily due to the revenues from the Tsining JunJing II project currently under construction and in the pre-sale stage. The revenues were reported using the percentage of completion method of accounting and only recognized a portion of the pre-sales, since revenues are calculated based on our progress for each building project. As of September 30, 2008, we had about $12 million in advance payments from buyers who have signed pre-sales agreements, and we expect to recognize additional portions of those funds as revenues in the coming quarters.

Effective January 1, 2008, the company adopted the percentage of completion method of accounting for revenue recognition for all building construction projects in progress, which currently includes Project Tsining JunJing II.

Revenues by major projects

Project Tsining JunJing II’s revenues for the three months ended September 30, 2008 were $6,901,354 compared with no revenue for the three months ended September 30, 2007. In the second quarter of 2008, Project Tsining JunJing II began above-ground construction and currently has a total of 16 middle-rise and high-rise residential buildings and one kindergarten under construction simultaneously.

JunJing II phase one consists of those 16 residential buildings, with a gross floor area of about 1,409,690 square feet. The estimated total revenues from phase one are about $100 million. The company expects to complete the construction of phase one in the first half of 2009. The company has pre-sold about 68% of all available units within phase one.

Phase two of JunJing II consists of 12 middle-rise and high-rise buildings and is expected to start construction during the second half year of 2009 and should begin contributing revenue from fourth quarter of 2009 or the first quarter of 2010. The total revenues from phase two are expected to be about $94 million.

Revenues from Project Tsining-24G during the three months ended September 30, 2008 decreased 98.5 percent to $63,476 from $4,201,050 in the third quarter 2007, due to the project being completed in the second quarter 2007, when most of the revenues were recognized using the full accrual method of accounting. The revenues in the third quarter 2008 resulted from the sales of a few of the remaining retail and parking spaces in the project.

Revenues for the three months ended September 30, 2008 for Other projects decreased 95.9 percent to $64,720 from $1,572,265 in the third quarter 2007, mainly due to the completion and sale of Project Tsining JunJing I in the third quarter of 2007. All remaining units from the company’s previous projects that are not listed above are included in Other projects.

The Baqiao infrastructure construction project generated revenues of $357,866 for the three months ended September 30, 2008 compared with $263,814 for the three months ended September 30, 2007. The revenues in the third quarter 2008 consisted of the government’s allowance for interest on the company’s investments required to support the infrastructure construction, continued river management, and suburban planning for the entire Baqiao high-technology industrial park.

Revenues by project: (US$ in millions)	Three months ended September 30, 2008	Three months ended September 30, 2007

Tsining JunJing II	6.9	—
Tsining-24G	0.0	4.2
Other projects	0.1	1.5
Baqiao infrastructure construction	0.4	—

Sales of properties	7.5	5.7

Other income

Other income for the three months ended September 30, 2008 decreased 79.2 percent to $70,070 from $336,333 for the third quarter 2007, primarily due to lower rental income as the company continued to encourage the conversion from rentals to sales for older commercial properties not yet sold.

Cost of revenues

The cost of revenues for the three months ended September 30, 2008 increased 101.1 percent to $6,071,599 from $3,019,240 for the three months ended September 30, 2007.

The higher cost of revenues was primarily due to the costs recognized using the percentage of completion method of accounting for Tsining JunJing II project in the third quarter of 2008. The third quarter of 2007 included the cost of revenues using the full accrual method of accounting.

Gross profit and gross profit margin

Gross profit for the three months ended September 30, 2008 was $1,474,163, down 51.1 percent from $3,017,689 for the third quarter 2007. The gross profit margin in the third quarter 2008 was 19.5 percent compared with 50.0 percent for the third quarter 2007. The lower gross profit and gross profit margin were primarily due to the sale of residential buildings in the third quarter 2008 that had lower gross profit margins than the premium-priced retail and residential buildings sold in the third quarter of 2007. Most units sold in the third quarter 2008 were in the Tsining JunJing II residential project, which included the first units in the project that were negotiated in 2007 at attractive prices to create buyer and market interest and encourage future sales.

Gross profit is defined as Total revenues minus Cost of revenues.

Selling, general, and administrative expenses

Selling, general, and administrative expenses for the three months ended September 30, 2008 increased 79.9 percent to $1,594,514 from $886,405 for the three months ended September 30, 2007. The higher selling, general, and administrative expenses were mainly due to higher selling and professional expenses. The higher selling expenses resulted from the company’s aggressive marketing campaign during the third quarter 2008 for Tsining JunJing II, which included showrooms where potential buyers could see possible layouts and decorative effects. These showrooms have attracted hundreds of potential buyers and continue to create buyer interest and result in additional pre-sales purchase agreements.

Higher professional expenses resulted from the company’s upgrade to NASDAQ where its common shares began trading in May 2008. The company believes its listing on NASDAQ will provide more liquidity and transparency for shareholders and additional financing flexibility for the company.

Stock-based compensation

The company recorded a $3 million noncash expense for restricted common shares during the third quarter of 2008, which was approved by board of directors on July 2, 2008 and related to the company’s incentive program for the performance achieved in 2007.

Other expenses

Other expenses for the three months ended September 30, 2008 increased to $60,848 compared with $20,153 for the third quarter 2007. The increase was primarily due to customer service on completed units.

Operating profit and operating profit margin

Operating profit for the three months ended September 30, 2008 decreased to $(3,181,199) from $2,111,131 for the three months ended September 30, 2007 due primarily to lower gross profit on the residential portion of Tsining JunJing II, higher selling expenses in the third quarter 2008 associated with Tsining JunJing II, higher professional expenses associated with the listing on the NASDAQ stock market, and the stock-based incentive compensation. As a result, the operating profit margin was (42.2)% in the third quarter 2008 compared with 35.0% in the third quarter 2007.

Operating profit is defined as Total revenues, minus Costs of revenues, minus Selling, general, and administrative expenses, minus Stock-based compensation, and minus Other expenses.

Interest expense

Interest expense for the three months ended September 30, 2008 decreased 43.0 percent to $638,228 from $1,120,150 for the third quarter 2007. The decrease was primarily due to repayments on the 2007 debt financing associated with the purchase of New Land that owned the exclusive rights to develop the Baqiao project and perform the related infrastructure construction. As of September 30, 2008, the balance outstanding on the short-term debt to the original shareholders had decreased to about $8.5 million compared with $22.8 million as of September 30, 2007.

Change in fair value of embedded derivative

The embedded derivative is related to the company’s $20 million convertible debt offering completed in January 2008. This was a periodic adjustment to the estimated cost to the company and was provided by the valuation model.

Change in fair value of warrants

In 2006, 2007, and 2008 the company issued warrants in conjunction with the issuance of common shares and convertible debt. The warrants permit the shareholders to buy additional common shares at the prices specified in the warrant agreements.

In the three months ended September 30, 2008, shareholders did not exercise any warrants to buy common shares. When a shareholder exercises a warrant to buy common shares, typically only when the stock price is higher than the warrant exercise price, the shareholder covers the exercise price and company covers the balance of the value to provide the common shares.

In addition, for the three months ended September 30, 2008, the company also was required to estimate the fair value of its remaining warrants outstanding and adjust the value as needed, and it chose to use the Cox-Ross-Rubinstein Binomial Lattice valuation model to estimate their fair value. The change in fair value of warrants of $(2,939,563) in the three months ended September 30, 2008 consisted of (a) the cost to the company of the warrants issued in 2008, (b) a result of the exercise of warrants during the quarter, of which there were none exercised, and (c) the periodic adjustment to the estimated cost to the company to provide the common shares, assuming that all the warrants will be exercised sometime in the future. The basis for estimating the cost to provide those common shares was provided by the valuation model.

Provision for income taxes

During the third quarter 2008, the company recomputed its provision for income taxes based on the tax paid in the first half of the year and its tax base in third quarter 2008. As a result, the company adjusted its provision for income taxes in the third quarter by $(388,308) compared with the $653,957 provision recorded in the third quarter 2007.

Net income

Net income for the three months ended September 30, 2008 increased to $1,447,072 from $(71,237) in the third quarter 2007.

As explained above, the increase in net income was primarily due to higher revenues, the changes in the fair values of the warrants and the embedded derivative, lower interest expense, and a lower effective tax rate, all partly offset by higher cost of revenues, higher selling expenses, higher professional expenses, and the noncash incentive compensation.

Basic and diluted earnings per share

Basic earnings per share were $0.05 for the three months ended September 30, 2008, up from $0.00 for the three months ended September 30, 2007. Diluted earnings per share were $0.04 for the three months ended September 30, 2008, up from $0.00 for the three months ended September 30, 2007.

Common shares used to calculate EPS

The weighted average shares outstanding used to calculate basic earnings per share were 30,877,453 shares for the three months ended September 30, 2008 and 30,090,699 shares for the three months ended September 30, 2007.

The weighted average shares outstanding used to calculate diluted earnings per share were 30,882,483 shares for the three months ended September 30, 2008 and 30,257,923 shares for the three months ended September 30, 2007.

The increases in the weighted average shares outstanding for three months ended September 30, 2008 compared with three months ended September 30, 2007 were due to the convertible debt and related warrants issued in the first quarter 2008 and to the restricted common shares issued in the third quarter 2008 as incentive compensation for the year 2007 performance.

Gain on foreign exchange

The company operates in China and accounts for its operations using the Chinese renminbi. The company translates its operations results into U.S. dollars based on the exchange rates of the two currencies and reports its financial results in dollars. During the three months ended September 30, 2008, the renminbi appreciated in value against the dollar, which created the accrued gain on foreign exchange when translating the operating results and financial positions of the company and subsidiaries at different exchange rates.

Nine Months Ended September 30, 2008 Compared With Nine Months Ended September 30, 2007

Revenues

Total revenues for the nine months ended September 30, 2008 slightly decreased 2.7 percent to $ 25,536,889 from $26,251,716 for the nine months ended September 30, 2007.

The decrease was primarily due to the completion of Tsining-24G project in 2007, partly offset by the 2008 revenues from the Tsining JunJing II project that were recognized using percentage of completion method of accounting.

Effective January 1, 2008, the company adopted the percentage of completion method of accounting for revenue recognition for all building construction projects in progress, which currently includes Project Tsining JunJing II.

Revenues by our major projects

Project Tsining JunJing II is the major project during the nine months period ended September 30, 2008 and contributed $18,943,175 in revenue compared with no revenues for the nine months ended September 30, 2007.

In the second quarter of 2008, Project Tsining JunJing II began above-ground construction and currently has a total of 16 middle-rise and high-rise residential buildings and one kindergarten under construction simultaneously. JunJing II phase one consists of those 16 residential buildings, with a gross floor area of about 1,409,690 square feet. The estimated total revenues from phase one are about $100 million. The company expects to complete the construction of phase one in the first half of 2009 and has already pre-sold about 68% of all available units in phase one.

Phase two of JunJing II consists of 12 middle-rise and high-rise buildings and is expected to start construction during the second half of 2009 and should begin contributing revenue from fourth quarter of 2009 or the first quarter of 2010. The total revenues from phase two are expected to be about $94 million.

Project Tsining-24G’s revenues for the nine months ended September 30, 2008 decreased 99.6 percent to $82,031 compared with $21,816,495 for the nine months ended September 30, 2007, due to the project being completed in the second quarter 2007, when most of the revenues were recognized using the full accrual method of accounting. The sale of the hotel portion of the building and most retail spaces in Tsining-24G were recognized in second quarter 2007 revenues. The revenues in the first nine months of 2008 resulted from the sales of few remaining retail and parking spaces.

Project Tsining JunJing I’s revenues for the nine months ended September 30, 2008 increased 58.4 percent to $4,622,864 from $2,918,081 for the nine months ended September 31, 2007 because we sold multiple floors in one building of the project for a hotel business in March 2008.

Revenues for the nine months ended September 30, 2008 for Other projects decreased 81.8 percent to $184,157 compared with $1,219,392 for the nine months ended September 30, 2007. All remaining units from the company’s previous projects that are not listed above are included in Other projects. The decrease in revenues was primarily due the 2008 absence of the sales in the first nine months of 2007 of an occupied residential-commercial building and several residential units in the company’s previously completed projects.

The Baqiao infrastructure construction project generated revenues of $1,044,763 for the nine months ended September 30, 2008 compared with $263,814 for the nine months ended September 30, 2007. The company acquired the infrastructure construction project in 2007. The revenues in the first nine months of 2008 consisted of the government’s allowance for interest on the company’s investments required to support the infrastructure construction, continued river management, and suburban planning for the entire Baqiao high-technology industrial park.

Revenues by project: (US$ in millions)	Nine months ended September 30, 2008	Nine months ended September 30, 2007

Tsining JunJing II	19.0	—
Tsining-24G	0.0	21.8
Tsining JunJing I	4.6	2.9
Other projects	0.2	1.2
Baqiao infrastructure construction	1.1	0.2

Sales of properties	25.0	26.1

Other income

Other income for the nine months ended September 30, 2008 decreased 64.8 percent to $482,022 from $1,369,732 for the nine months ended September 30, 2007 primarily due to lower rental income as the company continued to encourage the conversion from rentals to sales for older commercial properties not yet sold, as well as the absence of a property clean-up project performed in second quarter of 2007. The revenues in the first nine months of 2008 consisted primarily of a property clean-up project performed in the first quarter 2008 and sales of excess assets in the second and third quarters of 2008.

Cost of revenues

The cost of revenues for the nine months ended September 30, 2008 increased 12.0 percent to $19,691,432 compared with $17,585,887 for the nine months ended September 30, 2007. The higher cost of revenues for the nine months ended September 30, 2008 was primarily due to the change in accounting method from full accrual to the percentage of completion for housing construction projects.

Revenues and the cost of revenues from Project Tsining-JunJing II began to be recognized in the second quarter 2008 and are being recognized using the percentage of completion method of accounting. The revenues and cost of revenues for Tsining-24G, most of which was sold in the first quarter 2007, were recognized using the full accrual method of accounting.

Gross profit and gross profit margin

Gross profit for the nine months ended September 30, 2008 was $5,845,457, down 32.6 percent from $8,665,829 for the nine months ended September 30, 2007. The gross profit margin for the nine months ended September 30, 2008 was 22.9 percent compared to 33.0 percent for the nine months ended September 30, 2007. Gross profit is defined as Total revenues minus Cost of revenues.

The lower gross profit and gross profit margin were primarily due to the sales of residential units in the first nine months of 2008 that had lower profit margins than the premium-priced retail and residential units sold in first nine months of 2007. Most buildings sold in first nine months of 2008 were in the Tsining JunJing II residential project, which included the first units in the project that were negotiated in 2007 at attractive prices to stimulate the market interests and encourage future sales.

Selling, general, and administrative expenses

Selling, general, and administrative expenses for the nine months ended September 30, 2008 increased 107.3 percent to $4,161,865 from $2,007,351 for the nine months ended September 30, 2007. The higher selling, general, and administrative expenses in first nine months of 2008 were due primarily to the following reasons.

The higher selling, general, and administrative expenses were mainly due to higher selling and professional expenses. The higher selling expenses resulted from the company’s aggressive marketing campaign during the first nine months of 2008 for Tsining JunJing II, which included showrooms where potential buyers could see possible layouts and decorative effects. These showrooms have attracted hundreds of potential buyers and continue to create buyer interest and result in additional pre-sales purchase agreements.

Higher professional expenses resulted from the company’s upgrade to NASDAQ where its common shares began trading in July 2008. The company believes its listing on NASDAQ will provide more liquidity and transparency for shareholders and additional financing flexibility for the company.

Stock-based compensation

The company recorded a $3 million noncash expense for restricted common shares during the third quarter of 2008, which was related the company’s incentive program for performance achieved in 2007.

Other expenses

Other expenses for the nine months ended September 30, 2008 decreased to $76,758 compared with $190,404 for the nine months ended September 30, 2007. The decline was primarily due to the 2008 absence of the expenses in the first nine months of 2007 associated with the normal added finishing in the Tsining JunJing I and Tsining-24G projects desired by the customers to reach final satisfaction.

Operating profit and operating profit margin

Operating profit for the nine months ended September 30, 2008 was $(1,393,166) compared with $6,468,074 from the nine months ended September 30, 2007, primarily due to lower gross profit on the residential portion of Tsining JunJing II, the absence of high operating profit from the Tsining-24G commercial spaces sold in the first quarter of 2007, and higher selling, general, and administrative expenses in the 2008 that included higher professional expenses associated with the listing on the NASDAQ stock market and the stock-based incentive compensation in 2008. As a result, the operating profit margin was (5.5)% for the first nine months of 2008 compared with 24.6 percent for the first nine months of 2007.

Operating profit is defined as Total revenues, minus Cost of revenues, minus Selling, general, and administrative expenses, minus Stock-based compensation, and minus Other expenses.

Interest expense

Interest expense for the nine months ended September 30, 2008 increased 15.7 percent to $1,736,344 from $1,501,105 for the nine months ended September 30, 2007. The increase was due primarily to the interest on the $20 million convertible notes issued in January 2008 at an annual interest rate of 5%.

In mid-2008, the company signed a RMB 1 billion (about $147 million) construction credit line agreement with China Construction Bank and during the third quarter 2008 drew down about $13 million in the credit line, which increased interest expense in the third quarter 2008. The loan from China Construction Bank has an interest rate that floats at 110 percent of the People’s Bank of China reference rate.

Change in fair value of embedded derivative

The embedded derivative is related to the company’s $20 million convertible debt offering completed in January 2008. This was a periodic adjustment to the estimated cost to the company and was provided by the valuation model.

Change in fair value of warrants

In 2006, 2007, and 2008 the company issued warrants in conjunction with the issuance of common shares or convertible debt. The warrants permit the shareholders to buy additional common shares at the prices specified in the warrant agreements.

In the nine months ended September 30, 2008, shareholders exercised a total of 1,870 warrants to buy a total of 1,870 common shares. When a shareholder exercises a warrant to buy common shares, typically only when the stock price is higher than the warrant exercise price, the shareholder covers the exercise price and company covers the balance of the value to provide the common shares.

In addition, for the nine months ended September 30, 2008, the company was required to estimate the fair value of its remaining warrants outstanding and adjust the value as needed, and it chose to use the Cox-Ross-Rubinstein Binomial Lattice valuation model to estimate their fair value.

The change in fair value of warrants of $(3,895,615) in the nine months ended September 30, 2008 consisted of (a) the cost to the company of the warrants issued in 2008, (b) a result of the exercise of warrants in February 2008, and (c) the periodic adjustment to the estimated cost to the company to provide the common shares, assuming that all the warrants will be exercised sometime in the future. The basis for estimating the cost to provide those common shares was provided by the valuation model.

Provision for income taxes

The effective tax rate for the nine months of 2008 was 0.0 percent compared with the 43.88 percent effective tax rate during the first nine months of 2007.

During the third quarter 2008, the company recomputed its provision for income taxes based on the tax paid in the first half of the year and its tax base in third quarter 2008. As a result, the company adjusted its provision for income taxes in the third quarter by $(388,308) compared with the $653,957 provision recorded in the third quarter 2007. Therefore, the effective tax rate was decreased for the first nine months of 2008 compared with the first nine months of 2007 because changes in the fair value of embedded derivatives and warrants are not taxable.

Net income

Net income for the nine months ended September 30, 2008 increased 3.0 percent to $ 2,630,636 from $2,552,145 for the nine months ended September 30, 2007.

As explained above, the increase in net income was due primarily to the changes in the fair values of warrants and the embedded derivative and to a lower provision for income taxes, partly offset by lower gross profit on slightly lower revenues, lower other income, higher selling, general, and administrative expenses, the restricted common stock issued as incentive compensation for the year 2007, higher interest expense on higher borrowings, and the accretion on convertible debt.

Basic and diluted earnings per share

Basic earnings per share were $0.09 for the nine months ended September 30, 2008, down 10.0% from $0.10 for the nine months ended September 30, 2007. Diluted earnings per share were $0.07 for the nine months ended September 30, 2008, down 30.0% from $0.10 for the nine months ended September 30, 2007.

Common shares used to calculate EPS

The weighted average shares outstanding used to calculate basic earnings per share were 30,389,712 shares for the nine months ended September 30, 2008 and 25,723,046 shares for the nine months ended September 30, 2007.

The weighted average shares outstanding used to calculate diluted earnings per share were 30,436,461 shares for the nine months ended September 30, 2008 and 25,838,126 shares for the nine months ended September 30, 2007.

The increases in the weighted average shares outstanding for the nine months ended September 30, 2008 compared with the nine months ended September 30, 2007 were due to the convertible debt and the related warrants issued in first quarter of 2008 and the restricted common shares issued in the third quarter 2008 as incentive compensation for the year 2007 performance.

Gain on foreign exchange

The company operates in China and accounts for its operations using the Chinese renminbi. The company translates its operations results into U.S. dollars based on the exchange rates of the two currencies and reports its financial results in dollars. During the nine months ended September 30, 2008, the renminbi appreciated in value against the dollar, which created the accrued gain on foreign exchange when translating the operating results and financial positions of the subsidiaries at different exchange rates.

Cash flow discussion

Cash flow from operating activities for the nine months ended September 30, 2008 decreased 179.3 percent to $(14,884,371) from the nine months ended September 30, 2007, primarily due to the absence of projects completed in 2007 and the operating cash outflow associated with the development of Tsining JunJing II in the first nine months of 2008.

The use of cash in investing activities in 2008 was $(617,060), which was 129.5 percent less than in the nine months ended September 30, 2007, primarily due to the decrease of the restricted cash in the first nine months of 2008. The decrease was due to the strategic partnership agreement completed in July with the China Construction Bank Shaanxi Branch that reduced the restricted cash required to be held by the bank until the housing units have been completed and the titles transferred to the owners.

Cash flow from financing activities in the nine months ended September 30, 2008 provided $26,761,423, up 314.3 percent from the nine months ended September 30, 2007, primarily due to $19.2 million net proceeds from the issuance of convertible debt and warrants in the first quarter of 2008 and loans from banks totaling $32.2 million, partly offset by payments on loans totaling $23.7 million.

As a result of the above cash flow changes from operating, investing, and financing activities, the increase in cash for the nine months ended September 30, 2008 was $11,259,992 compared with an increase $3,223,069 for the nine months ended September 30, 2007.

Debt leverage

Total debt outstanding as of September 30, 2008 was $51,080,708 compared with $27,922,125 on December 31, 2007. Net debt outstanding (total debt less cash) as of September 30, 2008 was $35,810,744 compared with $25,469,759 on December 31, 2007. The company’s net debt as a percent of total capital (net debt plus shareholders’ equity) was 31.5 percent on September 30, 2008 and 27.8 percent on December 31, 2007. The increase in net debt as a percent of total capital was primarily due to the issuance of convertible debt and warrants and the increase in bank loans in the first nine months of 2008.

Total debt consists of the sum of the balance sheet lines titled Payable to original shareholders, Loans from employees, Loans payable, and Convertible debt.

Liquidity and Capital Resources

Our principal demands for liquidity are for development of new properties, property acquisitions, and general corporate purposes.

As of September 30, 2008, we had $15,269,964 of cash and cash equivalents on hand, an increase of $12,817,598 compared to $2,452,366 of cash and cash equivalents on hand as of December 31, 2007.

Financial obligations

As of September 30, 2008, we had total bank loans of $27,688,184 with a weighted average interest rate of 8.83 percent. Future scheduled maturities of loans payable were as follows:

31-Dec-2008	$5,891,103
14-Sep-2009	$3,387,384
29-Aug-2010	$5,154,715
27-Aug-2011	$13,524,982

The mortgage debt (total bank loans) is secured by the assets of the company.

Loans payable

Loans payable represent amounts due to various banks and are due on demand or normally due within one year. These loans generally can be renewed with the banks when the loans mature.

Most of the obligations of the company are tied to specific projects. The terms of the loans typically are 1 to 3 years. Loan extensions are determined by mutual agreement when the current term expires and both parties will consider the remaining time needed to complete the project. Most of these loans are payable when the project has been completed and the residents or businesses take possession.

The following table summarizes the company’s loans payable that were outstanding as of September 30, 2008:

(Millions of dollars)	Balance	Interest rate	Due date

Commercial Bank Weilai	$5.89	9.79%	31-Dec-2008
Xi'an Rural Credit Union	$3.39	9.53%	14-Sep-2009
Commercial Bank Weilai	$5.15	10.21%	29-Aug-2010
China Construction Bank	$13.25	7.72%	28-Aug-2011

The currently indicated annual interest requirement on these loans totals about $2.5 million. The loan from China Construction Bank has an interest rate that floats at 110 percent of the People’s Bank of China reference rate.

The following table summarizes the amounts and types of the company’s obligations and provides the estimated period of maturity for the financial obligations by class as of September 30, 2008:

Obligations Due by Period (Millions of dollars)	‹ 1 yr	1-3 yrs	4-5 yrs
Current liabilities
Accounts payable	$12.93
Income and other taxes payable		$24.27
Other payables		$4.24
Advances (deposits) from customers		$11.76
Accrued expenses	$2.59

Long-term liabilities
Warranties liabilities			$2.15
Deferred tax		$17.09
Fair value of embedded derivatives			$1.37
Convertible debt			$13.34

Long-term debt
Loans payable	$9.28	$18.4
Payable to original shareholders		$8.50
Loans from employees		$1.55

Liquidity expectation

The company believes that the combination of present capital resources, internally generated funds, and unused financing sources are more than adequate to meet cash requirements for the year 2008.

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

As part of our funding plan, on March 9, 2007, we entered into a Shares Transfer Agreement with the shareholders of Xi’an New Land Development Co., Ltd. (“New Land”), pursuant to which we acquired 32,000,000 shares of the New Land, constituting 100 percent equity ownership of the New Land.

The New Land is now in cooperation with the Baqiao District Government of Xi’an City in developing the Baqiao Science & Technology Industrial Park, a provincial development zone in Shaanxi Province. This acquisition has been completed, and the company has the right to develop and sell 487 acres of property which has been targeted for new residential developments.

The majority of the company’s revenues and expenses were denominated primarily in renminbi (“RMB”), the currency of the People’s Republic of China. There is no assurance that exchange rates between the RMB and the U.S. dollar will remain stable. The company does not engage in currency hedging. Inflation has not had a material impact on the company’s business.

Other Events

On July 7, 2008, the company signed a strategic partnership agreement with the China Construction Bank Shaanxi Branch that establishes a RMB 1 billion construction credit line to support the construction work of China Housing and its subsidiaries. The new strategic partnership is the first and only one of its kind for both China Housing & Land Development and China Construction Bank Shaanxi Branch. The agreement also establishes China Housing as a VIP client for the bank.

On October 13, 2008, the company announced that it recently began constructing its third dam on the Ba river, adjacent to the company’s 487-acre Baqiao housing project. The dam is expected to be completed in the second quarter of 2009. The company expects to record $3.7 million in revenue and about $0.6 million in net income when the dam is finished. The company already secured an infrastructure construction loan of about RMB 35 million with the Xi’an Commercial Bank to finance this project. The dam will create a large lake about three meters deep on the Ba river that will increase the attractiveness and value of the company’s Baqiao housing project.

On November 5, 2008, China Housing and Prax Capital China Real Estate Fund I, Inc. (“Prax Capital”) entered into a conditional joint agreement to develop 79 acres within China Housing’s Baqiao project located in Xi’an. Prax Capital will invest US$ 30 million for a 25% interest in the joint venture. China Housing expects to fund the construction through cash from pre-sales and from the RMB 1 billion construction credit line it secured from China Construction Bank earlier this year. Construction is expected to start as early as the second quarter of 2009, with pre-sales expected to kick-off as early as the fourth quarter of 2009. This 79-acre project is expected to very profitable, to have a strong positive cash flow, will enhance our balance sheet, and increase our net asset value significantly.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to the following market risks, including but not limit to:

General Real Estate Risk — There is a risk that the company’s property values could go down due to general economic conditions, a weak market for real estate generally, or changing supply and demand. The company’s property held for sale value of approximately $13.9 million as of September 30, 2008, may change due to market fluctuations. Currently, it is valued at our cost which is significantly below the market value.

Risk Relating to Property Sales — The company may not be able to sell a property at a particular time for our full value, particularly in a poor market.

Foreign Currency Exchange Rate Risk — The company is doing all its business in P.R. China. All the revenue and profit is denominated in RMB. When RMB depreciates, it may adversely affect the company’s financial performance. Specifically, since the company’s recent $20 million senior convertible note interest payment is denominated in US dollars, the depreciation of RMB may incur additional cost to our financial cost.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2008, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None for the period covered by this report.

Item 1A. Risk Factors.

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

Risks Related to Our Common Stock

Our common stock is currently traded on the NASDAQ Capital Market. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other steel makers, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None for the period covered by this report.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

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

China Housing & Land Development, Inc.
November 13, 2008	By:	/s/ LU PINGJI
Lu Pingji Chief Executive Officer (Principal Executive Officer)

November 13, 2008	By:	/s/ William Xin
William Xin Chief Financial Officer (Principal Financial and Accounting Officer)