Form 10-K
period 2008-12-31
China Housing & Land Development, Inc.
filed 2009-03-25
CIK 1303330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Title of each class	Name of each exchange on which registered
Common Stock, $ .001 par value per share	NASDAQ

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
Large accelerated filer [_]		Accelerated filer [_]
Non-accelerated filer [_]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [_]   No [X]

The number of shares outstanding of our common stock as of June 30, 2008, was 30,143,757 shares. The aggregate market value of the common stock held by non-affiliates (12,702,110 shares), based on the closing market price ($3.99 per share) of the common stock as of June 30, 2008 was $50,681,419.

As of March 25, 2009 the number of shares of the registrant’s classes of common stock outstanding was 30,948,340, though they mean the same.

Class	Outstanding at March 25, 2009
Common Stock, $ .001 par value per share	30,948,340 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
None	Not applicable

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding our future financial position, business strategy and plans and objectives of management for future operations. When used in this filing, the words believe, may, will, estimate, continue, anticipate, intend, expect, and similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the risks discussed under the heading “Risk Factors”. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements.

In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this annual report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I

ITEM 1. BUSINESS

China Housing & Land Development, Inc., is a leading developer of residential and commercial properties in northwest China. The Company is based in Xi’an, the capital city of China’s Shaanxi province. Since 1992, China Housing has been engaged in the acquisition, development, management, and sales of residential and commercial real estate properties and land through its subsidiaries in China.

China Housing & Land Development is the first and only Chinese real estate development company traded on NASDAQ.

By leveraging its strong background and capability, China Housing & Land Development has been able to capitalize on the supply of available land and develop residential and commercial properties, further increase China Housing's brand recognition, and outperform its competitors in the development of medium size residential and commercial real estate projects in greater Xi'an.

China Housing & Land Development is the number one non-government middle-and-upper income residential real estate development company in Xi'an.

Company History

China Housing & Land Development, Inc. (China Housing, we, our, us, or the Company) was incorporated in the state of Nevada on July 6, 2004, as Pacific Northwest Productions Inc., (Pacific). On April 21, 2006, Pacific entered into and completed a share purchase agreement with Xi’an Tsining Housing Development Co., Ltd., (Tsining), a corporation formed under the laws of the People’s Republic of China on September 7, 1999. Pursuant to the purchase agreement, Pacific acquired all of the issued and outstanding capital stock of Tsining in exchange for 16,000,000 (post-split) shares of Pacific’s common stock.

Concurrent with the completion of the purchase agreement and as a condition thereof, Pacific entered into an agreement with Deljit Bains and Davinder Bains, the then executive officers, pursuant to which they each returned 4,000,000 (post-split) shares (8,000,000 shares in total) of Pacific’s common stock to the company for cancellation. They were not compensated in any way for the cancellation of their shares of the Pacific common stock. Upon completion of the foregoing transactions, Pacific had an aggregate of 20,000,000 shares of common stock issued and outstanding.

As a result of the merger, Tsining’s stockholders owned approximately 80 percent of the combined company and the directors and executive officers of Tsining became the directors and executive officers of Pacific. Accordingly, the transaction has been accounted for as a reverse acquisition of Pacific by Tsining, resulting in a recapitalization of Tsining rather than as a business combination. Tsining is deemed to be the purchaser and surviving company for accounting purposes.

Accordingly, our assets and liabilities are included in the balance sheet at their historical book values and the results of operations of Tsining have been presented for the comparative prior period. The historical cost of the net liabilities of Pacific that were acquired was $432. Pro forma information is not presented since the financial statements of Pacific are insignificant.

On May 5, 2006, Pacific Northwest Productions Inc., changed its name to China Housing & Land Development, Inc., and the stockholders approved a stock dividend of seven shares for each share held, which was accounted for as an eight-to-one forward stock split. All shares and per share data have been restated retrospectively.

In March 2007, China Housing acquired 100 percent of the equity of Xi’an New Land Development Co., Ltd, (New Land). The total purchase price for the acquisition is RMB 270 million, approximately $35 million. New Land was originally incorporated in September 2003 in Xi’an, Shaanxi province, China. In 2006, New Land entered into an agreement with Baqiao District Government of Xi’an to develop Baqiao Science & Technology Industrial Park, a provincial development zone in Shaanxi Province, under which New Land has the exclusive right to purchase and develop approximately 487 acres in Baqiao Park.

In November 2008, China Housing agreed to form a joint venture with Prax Capital Real Estate Holding Ltd., to finance the development of the first 79 acres within the Baqiao project. As planned, the joint venture was subsequently formed in late December and announced in January 2009 after all documentation and permits had been approved.

In January, 2009, the Company completed the acquisition of Xi’an Xinxing Property Management Co., Ltd. (“Xinxing”). Xinxing was privately owned and provides property management services to most of China Housing’s past residential and commercial projects, as well as to other prominent customers like the Xi’an branch office building of the People’s Bank of China, China Xi’an Electric Group headquarters, Shaanxi Bureau of State Taxation offices, and the Xi’an University of International Studies, to name a few. Xinxing’s current service area totals 1.67 million square meters in 43 facilities that include residential, commercial, and school buildings and parks. Xinxing’s revenues in 2008 were RMB 15.42 million, net income was RMB 1.82 million, and assets at yearend 2008 totaled RMB 11.29 million. Total consideration for the acquisition will be RMB 12 million.

China Housing, through subsidiaries, is engaged in the development, construction, and sale of residential and commercial real estate units, as well as land development in the People’s Republic of China (“China”). Tsining has completed a number of significant real estate development and construction projects in Xi’an, and is considered as the leading private developer of middle and upper income housing in Xi’an. Tsining intends to continue investing in Xi’an, in the Shaanxi province, and potentially in other developing urban markets in western China. New Land improves and develops land and performs infrastructure projects for local governments, frequently in conjunction with China Housing’s planned housing projects. The infrastructure work can include engineering and installation of water systems, roads, sewer systems, waterway damns and bridges, and public park facilities. As compensation for the infrastructure work, New Land often receives the prime land in the development from local government, on which China Housing usually constructs and sells residential and or commercial facilities.

We maintain our statutory registered agent's office at 711 S. Carson Street, Suite 4, Carson City, Nevada 89701.

Our corporate offices are located at 6 Youyi Lu, Han Yuan 4th Floor, Xi’an, China. Our telephone number at that location is +86-29-8258-2632.

Notable Company Events in 2008

Notable company events or activities affecting China Housing’s 2008 consolidated financial results include the following:

▪
On January 1, China Housing adopted the percentage of completion method of accounting for building construction projects. Infrastructure construction work and sales of land continue to be reported only at the completion of each project, using the full accrual method of accounting.

▪	In January, the company issued $20 million in senior secured convertible notes.

▪	In May, China Housing became the first and only Chinese real estate development company to trade on NASDAQ. Ticker symbol is CHLN.

▪
In July, the company received a RMB 1 billion construction line of credit with the China Construction Bank Shaanxi Branch. In September, China Housing also received a RMB 35 million infrastructure construction line of credit with the Xi'an Commercial Bank.

▪
In October, the company selected the world- renowned U.S. architecture and engineering firm of Leo A Daly to provide site planning and detailed architectural designs for the first 79 acres within the Baqiao project.

▪
In November, China Housing agreed to form a joint venture with Prax Capital Real Estate Holding Ltd., to finance the development of the first 79 acres within the Baqiao project. As planned, the joint venture was formed in late December, subject to certain conditions and approvals, which were subsequently satisfied; the completion of the joint venture’s formation was announced in January 2009.

Industry Overview

China’s economic growth

China has experienced rapid economic growth in the last 20 years. According to China’s Department of Commercial Affairs, China’s gross domestic product (GDP) achieved an annual growth rate of 17.1 percent from 2004 to 2008. According to the National Statistics Bureau of China, the GDP of China in 2008 was RMB 30.1 billion, up 9.0 percent over 2007. Despite the current global economic crisis, China is expected to achieve relatively good economic growth in the next several years, compared to many other major economies in the world.

Sources: World Economic Outlook database, IMF.

Xi’an: economic growth higher than China

Xi’an served as the capital of China during 13 dynasties (from West Zhou in 1066 BC to Tang in 907 AD) and is well known for its Terracotta Army and other famous historic landmarks. It is now the largest metropolis in northwestern China, and one of the ten largest nationwide. A new wave of economic growth is occurring in tier two cities, and Xi’an has benefitted from the government’s “Go West” policy, which plans to develop Xi’an into a regional economic center.

With this rich heritage as a foundation, today the city’s economic leadership is based on its high-technology, pharmaceutical, military, aerospace, tourism, and advanced education industries. Xi’an recorded a CAGR of 16.0 percent for GDP and a CAGR of 12.3 percent for GDP per capita between 2001 and 2007.

Source: Xi’an Municipal Bureau of Statistics.

Driven by the government’s “Go West” policy and the city’s highly productive workforce, Xi’an has experienced a relatively stronger growth compared with other second-tier cities in 2008. Xi’an’s gross domestic product grew 15.6 percent in 2008, compared with 9.0 percent in 2008 for all of China. Similar to other tier two cities, the historically significant city of Xi’an in northwestern China is experiencing an economic renaissance. Compared to tier one cities, we believe Xi’an will continue its growth momentum in the next few years, and we also expect that its strong economic fundamentals, compared to other tier two cities, will provide a solid foundation for growth in the real estate sector.

Source: The Municipal Bureau of Statistics for the cities shown above.

China Real Estate Industry Factors

Structural long-term growth

China’s real estate sector is in the early stage of a long-term growth cycle, supported by growth in its gross domestic product (GDP), rising demand for housing, and substantial structural changes similar to those of Japan in the early 1970s and Hong Kong of early 1980s. Hong Kong’s property market, for example, increased in value by 8 times between 1980 and 1997, or a compound annual growth rate of about 15 percent, while Japan’s property boom ran for more than 20 years from early 1970s to the early 1990s. There are many fundamental similarities among the growth paths of these three economies.

China’s real estate bull market began more than six years ago. Despite the moderations in growth caused by the global economic weakness, we believe the fundamental structural forces in China support continued growing demand for real estate in China during the next 10 years. The two key industry drivers for this long-term real estate demand in China are the dramatic migration of people from rural to urban areas and the rising disposable income per capita in the cities.

China is continuing its rapid urbanization process. In 2006, there were more than 577 million Chinese living in urban areas, accounting for about 44 percent of total population of about 1.31 billion. According to the National Bureau of Statistics of China, by the end of 2008, China’s urban population had reached 600 million. The State Council of China estimated in 2007 that China’s urban population in 2020 would comprise about 870 million people or about 60 percent of the total population of 1.45 billion.

Another source, the United Nations’ State of World Population 2007, reports that about 18 million people in China are expected to migrate from rural to urban areas each year, and that the urban population would reach about 877 million in the next 10 years.

Sources: The World Bank’s World Development Indicators and National Bureau of Statistics.

Regardless of which projection you prefer, it is reasonable to expect that the migration into urban areas is likely to continue, both because of the potential for higher income and greater wealth accumulation, and because of the evolution of China’s farming toward larger-scale and more efficient methods that require fewer people to do the agricultural work.

With the substantial housing demand created by the structural shift of the migration, the urban real estate market has been thriving, and that long-term trend is expected to continue.

Higher disposable incomes encourage home ownership

Rural dwellers are drawn to cities primarily by the potential of higher incomes and greater wealth, because urban jobs generally pay higher wages and salaries.

The data below from the National Bureau of Statistics of China shows that both disposable income and wealth accumulation are higher for urban dwellers and confirms the economic attractiveness of the migration from rural to urban areas.

Annual per capita disposable income and expenses (RMB)	2002	2003	2004	2005	2006	2007
Urban per capita
Disposable income of urban households	7703.00	8472.00	9422.00	10493.00	11759.45	13786.00
Consumption expenditures of urban households	6030.00	6511.00	7182.00	7943.00	8696.55	9997.50
Net increase in wealth, urban	1673.00	1961.00	2240.00	2550.00	3062.90	3788.50

Rural per capita
Net income of rural households	2476.00	2622.00	2936.00	3255	3587.0	4140.36
Living expenditures of rural households	1834.00	1943.00	2185.00	2555.00	2829	3223.85
Net increase in wealth, rural	642.00	679.00	751.00	700.00	758.00	916.51

Source: The National Bureau of Statistics of China.

China real estate: Quite warm but still comparatively undervalued

Despite the significant appreciation of property prices in China in recent years, comparative analysis of fundamental factors indicate that prices are still reasonable.

Studies have shown that a key underlying driver for property market growth is per capita GDP. Recent International Monetary Fund studies report that China’s recent property appreciation is supported by strong personal economic growth. When compared using “price per capita GDP” in the U.S. and India, China’s property market appears undervalued. For example, although Shanghai represents the most expensive property market in China, India’s Mumbai (Bombay) has seen real estate prices grow to more than twice those of Shanghai, even though China has higher economic growth.

Growth in second-tier and third-tier markets

Just as the rapid economic growth in eastern China’s large cities has created a healthy demand in the east coast real estate property market in recent years, the economic multiplier effect of economic growth moving from the first-tier cities to the second- and third-tier cities is likely to create increases in growth for the real estate markets in those cities.

In search of lower costs, an educated talent pool, and new markets, multinational corporations have been expanding out of mega cities, like Beijing, Shanghai, and Shenzhen, into neighboring and inland cities.

Intel, for example, has opened a development center in Chengdu, while the Liberty Mutual Group, the U.S. insurance giant, has chosen Chongqing for its Chinese headquarters. Unilever has relocated its Chinese headquarters from Shanghai to the neighboring province of Hefei due to the lower labor and land costs and its strategic location.

The wealth gap is expected to narrow between the first-tier and second-tier cities.

Rising disposable income in the second-tier cities has lured top luxury goods manufacturers, including LVMH Group, to expand aggressively into key second-tier cities. The Chinese government has also been instrumental in stimulating regional growth by designating certain second-tier regions as priority zones. These actions are benefitting Xi’an, the Company’s primary market. Xi’an’s urban disposable income grew 20.1 percent in 2008.

Source: The Municipal Bureau of Statistics for the cities shown above.

Xi’an Real Estate Market Factors

City of Xi’an: first class in the second tier

As the ripple effect of economic growth continues to permeate second-tier cities and create a healthy environment for real estate development, leading indicators are signaling continuing moderate growth in local property markets.

Source: Xi’an Municipal Bureau of Statistics.

Growth factors include the transition of certain industries to higher value-added business, especially high-technology and services, rising GDP per capita (shown above), increasing foreign investments, and expanding foreign retailing and hotel operations. In addition, concerted efforts by the local governments to create clear strategies, institute attractive policies, and invest in the necessary infrastructure are all focused on creating favorable investment environments in their cities.

The city of Xi’an has demonstrated all of these characteristics.

Transformation and urbanization

Xi’an served as the capital of China during 13 dynasties (from West Zhou in 1066 BC to Tang in 907 AD) and is well known for its Terracotta Army and other famous historic landmarks. With that rich heritage as a foundation, today the city’s economic leadership is based on its high-technology, pharmaceutical, military, aerospace, tourism, and advanced education industries.

Xi’an also is being transformed into a high-tech international city that offers a large and educated work force. The city has China’s third largest university-educated workforce, making it a hotbed for research & development, high-technology manufacturing, and information technology solutions.

Xi’an has begun to attract well-known high-tech companies, including IBM, Applied Materials, Micron Technology, and Infineon. Applied Materials, for example, selected Xi’an for its $255 million phase one R&D center that will design and develop equipment for semiconductor chip manufacturing. In addition, Micron Technology has invested $250 million in Xi’an for packaging and testing of semiconductor chips.

China has announced its intention to become a world-class center for information technology research and development, production, outsourcing, and services to rival and perhaps surpass the success of India’s IT industry. Xi’an plays an important role in that effort, having been designated by the government as one of five China Outsourcing Bases. Similar to Bangalore and Hyderabad, the Xi’an government is carving out a niche in IT outsourcing by creating the 400,000 square-meter Xi’an Software Park. The park has already attracted top software and technology companies, including IBM, which is the government’s joint venture partner in creating the software park. Sybase, SPSS, Nortel, Fujouru, and NEC are already operating in the park. The Xi’an government anticipates that the city’s IT outsourcing workforce will grow to 200,000 by 2010.

The Xi’an government has a clear master plan through the year 2020 to foster economic transformation and urbanization. For example, Xi’an is now limiting development in the city’s famous historical Gated Wall City (or Inner Ring), which will be revamped primarily for tourism. The city plans to relocate about 450,000 residents from the Inner Ring to the second, third, and fourth rings of the city and beyond.

One of the most ambitious plans is the development of a new satellite city in the Baqiao district, about 8 kilometers from Xi’an’s center. The Xi’an government is developing the Baqiao district into the “First Water City of the West”, complete with high-end residential properties and hotels, international convention centers, and a high-technology industry center. The new urban area will be home for 900,000 middle-to-upper income residents and for firms in industries that include R&D, services, and high-technology, plus the potential headquarters for the Chinese operations of multinational corporations.

Emerging as an international city

Xi’an’s government has been proactive in enhancing the city’s international image by hosting world class events like the Euro-Asia Economic Forum every second year and the Formula One Powerboat World Championship. In November 2007, Xi’an hosted the Euro-Asia Economic Forum in the Baqiao district, where high level delegates held discussions on economic issues related to energy, finance, tourism, and other cooperative industries. Baqiao is the permanent venue for the Euro-Asia Economic Forum. On October 5, 2007, Xi’an hosted the Formula One Powerboat World Championship on the Ba River near China Housing’s development site.

To attract international tourists, Xi’an is leveraging its famous historical and cultural significance. Xi’an has revamped its tourism infrastructure in numerous ways, including the redevelopment of the famous Terracotta theme park. It also has selected China’s largest construction company to build a RMB 20 billion ($2.5 billion) theme park and a residential and commercial redevelopment project on the grounds of the famous Da Ming Gong Palace that was built 1,300 years ago during the Tang Dynasty.

The city has also revamped its tourism infrastructure to attract international travelers and is drawing large foreign retailers. The big box retailers have entered Xi’an, including Wal-mart, Carrefour of France, and Metro of Germany. Xi’an’s historic mystique and economic potential has also lured top luxury brands, including Louis Vuitton, Gucci, Prada, and Versace to Xi’an.

Attracting world-class investors

Property markets in nearly all of China’s major cities have benefitted from capital investments by major international developers, especially those from Hong Kong. Xi’an is no exception.

Top Hong Kong developer Henderson Land has signed agreements to develop two residential projects in Xi’an. Partnering with Surbana, a unit of Singapore’s Temasek, Henderson plans to develop a 30,000 unit residential project with a GFA of 1.5 million square meters and a budgeted cost of RMB 5 billion. Henderson will develop 1,200 units for its second project with an estimated cost of RMB 1.3 billion. The projects give Baqiao a major vote of confidence because Henderson Land and Temasek are two of the leading property developers and investors in Asia. With developments adjacent to China Housing’s site, Henderson & Temasek’s second project should benefit China Housing’s JunJing II residential project. Because China Housing’s land was acquired at a substantially lower cost, China Housing expects healthy margins from the JunJing II project when the construction is finished.

Prices catching up to fundamentals

Good demographic and economic factors, including emerging high-tech industries and increasing foreign capital inflow, bode well for Xi’an’s future growth.

In 2007, the average urban living area per person was 23.4 square meters  in Xi’an, slightly higher than China’s urban average of 22.6 square meters per person in the same year. Xi’an has announced plans to increase the average living area per person to 31.1 square meters by 2020, which will require an additional 130 million square meters of new development by 2020. That growth target is already creating significant opportunity for property developers.

Despite the solid economic growth and rising housing demand, real estate prices in Xi’an are still less than half of those in the mega cities such as  Shanghai, Beijing, and Shenzhen. As shown below, land appreciation since 2001 is lower than the national average and the gap of property appreciation between Xi’an and tier-one cities has widened since 2002.

Sources: National Bureau of Statistics and E-House China Real Estate Research Institute, Xi’an Branch.

Xi’an: Growing, leading, and still affordable

The central government’s “Go West” policy has designated Xi’an as the regional economic center of western China. To further encourage western China’s development, the central government has planned to establish the Central Shanxi Plain Economic region that will help enable the free flow of people, skills, capital, and trade among the western provinces. Xi’an, as the economic center of the west, will play a unique leadership role among the western tier-two cities.

Despite its role as the economic center of the west, compared with other tier-two cities, shown below, Xi’an’s new-property price appreciation since 2002 is relatively modest, making Xi’an still a very affordable city.

Sources: E-House China Real Estate Research Institute.

2008 and Early 2009 Xi’an market update

In 2007, China experienced the highest rise in residential property prices in the world. The first half of 2008, however, saw a marked slowdown. The housing price index for 70 major cities rose 7 percent in July 2008 from July 2007, the smallest increase yet in 2008, following by a decline in those 70 cities in the fourth quarter of 2008.

The real estate sector in Xi’an was influenced by that broader market decline, with both prices and volume in Xi’an falling in the fourth quarter 2008. Given the global economic uncertainty, we believe many consumers chose to delay their new housing decisions until the falling prices stabilized.

The Xi’an real estate market warmed in January and February 2009, with consumers apparently sensing that it was time to buy. Both sales volume and prices were up as illustrated below.

Residential pre-sales volume, measured by per square meter sold in the January-February 2009 period, increased 5.9 percent from the same two-month period of 2007, perhaps indicating that the outlook for the Xi’an housing market may be improving.

Residential pre-sales average price per square meter increased by 4.5 percent in January and by 7.0 percent in February 2009 compared with January and February of 2008.

China Housing’s pre-sales volume and prices in January and February 2009 were up over the same periods of 2007, as well.

While the volume and price increases in January and February are good news, it is still too early to determine if the increases were caused by a temporary release of pent up demand or by a sustainable upturn in the Xi’an housing market.

Sources: E-House China Real Estate Research Institute, Xi’an Branch.
February 2007 and January 2008 reflect the holiday Lunar

New Year and Spring Festival periods in China.

Sources: E-House China Real Estate Research Institute, Xi’an Branch.

Economic and Industry Stimulus Programs of 2008 and early 2009

Xi’an’s real estate stimulation in 2008

To stimulate its housing market, in August 2008, the Xi’an municipal government announced a series of favorable new policies to encourage the growth of its housing market by making homes more available and more affordable for Xi’an citizens and by providing support and improvements for real estate developers.

The Xi’an municipal government’s new policy consists of three broad actions, which will be in effect through the end of 2009. First, the Xi’an government is providing subsidy discounts to consumers for housing purchases that will vary primarily by the size of the home. Buyers will receive subsidized discounts on their home purchase prices, with a 1.5 percent subsidy on apartments less than 90 square meters, a 1.0 percent on medium-sized homes, and a 0.5 percent for apartments larger than 144 square meters.

Second, the Xi’an city government is relaxing qualifications for residential housing loans, increasing the total RMB available for each loan, and reducing the interest rates on the loans.

And third, real estate developers will be able to receive subsidies and supports on loans and land rights purchases, plus reductions in fees and taxes, and will also benefit from streamlined project planning, approval, and oversight processes by the city.

China’s 4 trillion RMB stimulation package of 2008

In response to the global financial crisis, the People’s Republic of China announced a 4 trillion RMB stimulation program on November 27, 2008. Subsequently, on March 6, 2009, the National Development and Reform Commission Director, Mr. Zhang Ping, announced a reshaping of that economic stimulus package that retained the investment total of 4 trillion RMB but adjusted its focus. Within the 4 trillion RMB package, about 400 billion RMB will go toward civil works, including low-income housing and renovation. Two additional categories (technology advances & industry restructuring for 370 billion RMB and infrastructure for 1.5 trillion RMB) are also expected to benefit Xi’an’s industries, and therefore further support demand in the city’s real estate market.

Source: Zhang Ping, National Development and Reform Commission, press conference, March 6, 2009.

China’s 10-industry stimulation of 2009

On February 26, 2009, China’s State Council reinforced China’s 2008 stimulation package by further measures to stimulate specific industries in 2009. The industries include automobile, iron and steel, textiles, equipment manufacturing, shipbuilding, electronics and information technology, petrochemicals, light industries, nonferrous metals, and logistics.

Cautionary disclaimer

Although the individuals and governments around the world hope that government stimulation efforts will have the desired effects, the global economy and global financial markets have not yet stabilized, so the true effects of these and perhaps additional stimulation efforts by local, provincial, and national governments in China, as well as by other countries, remain unknowable at the moment.

Our Goal

Our goal is to become the leading residential property developer in Xi’an and in other urban markets in western China, measured by the combination of high customer satisfaction, high quality design and construction, the gross floor area created each year, total assets, and return on investment (IRR).

Our Strategies

1.	Focus on continuing to serve the greater Xi’an market and on expanding our real estate development business into the leading urban markets in western China, because western China --

▪	accounts for about half the geographic area of China in total and a growing share of the country’s population,

▪	has substantial natural resources that are being mined and that are creating jobs and higher incomes per capita,

▪	has high potential GDP growth, creating higher disposable incomes,

▪	has high population growth due to --

▪	China’s Go West policy that encourages people to move from the tier 1 cities to smaller cities in the west,

▪	China’s rural to urban migration, and

▪	the emerging economies based on resource exploitation and plans for industry diversification, and

▪	is a market that is just emerging, so the development cost will be relatively inexpensive but the potential price appreciation should be attractive.

2.	Serve the rapidly growing middle and upper income families.

Our target market customers appreciate our high quality and can afford our attractive cost-effective apartments.

3.	Maintain modern cost control systems to ensure cost-effective and efficient operations.

We have established modern processes and systems to analyze and manage all functions in our company, including operating and construction schedules and associated costs, land rights acquisition costs, cash, working capital, assets, liabilities, bidding and selection processes, and capital expenditures.

4.      Leverage our strong brand.

With more than 16 years in the Xi’an real estate market, China Housing has built a widely recognized brand, using the Tsining name, that is known for high quality at reasonable prices. Each of our seven completed projects has strengthened our reputation, and we believe our current projects will do the same.

Our acquisition of the Xi’an Xinxing property management company in early 2009 will further strengthen our high-quality brand by providing outstanding property management services to customers long after they have purchased their apartments. The buildings and grounds will be better maintained, and the value of the apartments should be better retained.

Our strong brand gives us a competitive advantage in acquiring property rights, attracting customers, negotiating prices, achieving target internal rates of return, and expanding into other markets.

5.	Use our access in the global capital markets to expand our organic growth and increase our prudent acquisitions and expansions.

Because we have an unblemished record as a borrower, we have good access to capital, both in China, and in the global capital markets. Our listing on NASDAQ in 2008 broadened investors’ and bankers’ awareness, recognition, and interest in our Company, which has already made our access to capital easier and at relatively lower costs.

Our Strengths

1.	We are effectively positioned in greater Xi’an and expect to be similarly positioned in our targeted locations.

2.
We understand and serve our chosen target market segments (middle and middle-upper income families) well and have a proven ability to provide large-scale high-quality housing that our customers desire and will cherish for many years to come.

3.
We have extensive core competencies, supplemented by training and development programs. Our core competencies, listed below, are woven into every phase of our real estate development business. Our staff works as one integrated team on each phase. China Housing's core competencies include:

▪	Land analysis and acquisition,

▪	Site planning and development,

▪	Design, architecture, engineering, and construction,

▪	Environmental awareness and actions,

▪	Project management,

▪	Finance,

▪	Marketing and sales,

▪	Joint ventures and co-developments,

▪	Government relations,

▪	Property management,

▪	Demolition and recycling, and

▪	Acquisition integration.

4.      Our experienced management team has a proven track record of high-quality performance and high investment returns.

In every position, we have effective and efficient people who focus on extending our track record of successful operating and financial performance.

Our top five leaders have a total of more than 85 years of relevant experience.

5.      Our access to the global capital markets.

We believe our good record with our banks and investors, plus the greater awareness and recognition created by our listing on NASDAQ and our investor relations program, will give us continuing access to adequate capital.

6.      Our local market knowledge and familiarity with the real estate market and participants in northwest China.

We know the real estate market, the players, and the parcels. Usually, we have the best relationships in the industry, which give us a substantial competitive advantage -- to acquire development rights and land rights, to select the best subcontractors and suppliers, to have the most effective marketing and sales programs, to attract the best leaders and staff, to support the government in implementing its desired housing policies, and to achieve our target rates of return on investment.

Our Property Projects

We provide three fundamental types of real estate development products:

▪	High-rise apartment buildings, typically 12 to 28 stories high, usually of steel-reinforced concrete, that are completed within about 24 months after securing all required permits.

▪	Mid-rise apartment buildings, typically 7 to 11 stories high, usually of steel-reinforced concrete, that are completed within 12 to 18 months after securing all required permits.

▪	Low-rise apartment buildings and villas, typically 2 to 6 stories high, often of steel-reinforced concrete, that are completed within about 12 months after securing all required permits.

Our projects can be classified into one of four stages of development:

▪	Projects under construction, where the building construction has started but has not yet been completed;

▪
Projects in process, which include developments where typically we have secured the development and land use rights, and where the site planning, architecture, engineering, and infrastructure work is progressing;

▪
Projects in planning, where we have purchased the development and or land use rights for parcels of land as part of our project development pipeline. The completion of projects on these sites is subject to adequate financing, permits, licensing, and certain market conditions; and

▪	Completed projects, where the construction has been finished and most of the units in the buildings have been sold, leased, or rented.

Project under construction

Project name	Type of Projects	Actual or Estimated Construction Period	Actual or Estimated Pre-sale Commencement Date	Total Site Area (m2)	Total GFA (m2)	Sold GFA by Dec. 31/2008 (m2)
JunJing II phase one	Multi-Family residential & Commercial	Q3/ 2007 - Q3/2009	Q2/2008	39,524	136,012	57,098
JunJing II phase two	Multi-Family residential & Commercial	Q2/2009 - Q2/2011	Q3/2009	29,800	112,556	-

Project name	Total Number of Units	Number of Units sold	Estimated Revenue (million)	Contracted Revenue by Dec.31/2008 (million)	Recognized Revenue by Dec.31 2008 (million)
JunJing II phase one	1,182	559	95.6	33.6	23.8
JunJing II phase two	1,015	-	94.1	-	-

JunJing II: JunJing II is located at 38 East Hujiamiao, Xi’an with total GFA about 248,568 square meters. It’s the first Canadian style residential community with “green and energy-saving” characteristics, and won “National Energy Saving Project”. The project is divided into 2 phases, namely JunJing II phase one and JunJing II phase two. We started the construction of JunJing II phase one in the third quarter of 2007 and started the presale campaign in the second quarter of 2007.

As of December 31, 2008, our customers have signed pre-sales purchase agreements for apartments with purchase prices totaling $33.6 million, of which we have recognized $23.8 million in our revenues in 2008, based on the percentage of completion method of accounting. About $9.2 million of those pre-sales payments were booked as advances from customers and will be recognized as revenues as the construction advances.

We will start the construction work for phase two in the second quarter 2009 and will begin accepting pre-sales purchase agreements during the third quarter 2009. Revenue from those pre-sales in phase two will begin to be recognized when the construction starts above the ground level.

Projects under planning and in process

Project name	Type of Projects	Estimated Construction Period	Estimated Pre-sale Commencement Date	Total Site Area (m2)	Total GFA (m2)	Total Number of Units
Baqiao New Development Zone	Land Development	2009 - 2020	N/A	N/A	N/A	N/A
Puhua	Multi-Family residential & Commercial	Q3/2009 - Q3/2014	Q4/2009	192,582	610,000	5,000
JunJing III	Multi-Family residential & Commercial	Q3/2009 - Q3/2011	Q3/2009	8,094	51,470	570

Baqiao New Development Zone:  On March 9, 2007, we entered into a Shares Transfer Agreement with the shareholders of Xi’an New Land Development Co., Ltd. (New Land), under which the Company acquired 32,000,000 shares of New Land, constituting 100 percent equity ownership of New Land. This acquisition gave the Company the exclusive right to develop and sell 487 acres of land in a newly designated satellite city of Xi’an. We believe this represents a major growth opportunity for the Company.

Xi’an has designated the Baqiao District as a major resettlement zone where the city expects 900,000 middle to upper income people to settle. The Xi’an government intends to generate a success similar to that created by Pudong for Shanghai, which has resulted in new economic opportunities and provided housing for Shanghai’s growing population.

The Xi’an municipal government plans to invest 50 billion RMB (over $6 billion) in infrastructure in the Baqiao New Development Zone. The construction of a large-scale public wetland park is well underway; it will embellish the natural environment adjacent to China Housing’s Baqiao project.

Through its New Land subsidiary, China Housing sold 18.4 acres to another developer in 2007 and generated about $24.41 million in revenue.

In 2008, we established a joint venture with Prax Capital Real Estate Holdings Limited (Prax Capital) to develop 79 acres within the Baqiao project, which will be the first phase of the Baqiao project’s development. Prax Capital invested $29.3 million cash in the joint venture. The project is further described in Puhua section below.

After selling 18.4 acres and placing 79 acres in the joint venture, about 390 acres remain available for the Company to develop in the Baqiao project.

Puhua:   The Puhua project, the Company’s 79 acre joint venture located in Baqiao project, has a total land area of 192,582 square meters and an expected gross floor area of about 610,000 square meters. In November 2008, the Company entered into an agreement with Prax Capital China Real Estate Fund I, Ltd., to form the joint venture. The joint venture was formed in late 2008, subject to certain conditions and approvals, which were satisfied, Prax Capital Real Estate Holdings Limited invested US$29.3 million cash in the joint venture, the joint venture acquired the land use rights early in the first quarter 2009, and the joint venture is proceeding with the project.

JunJing III: JunJing III is near our JunJing II project and the city expressway. It will have an expected total gross floor area of about 66,890 square meters. The project will consist of 3 high rise buildings, each 28 to 30 stories high. The project is targeting middle to high income customers who require a high quality living environment and convenient transportation to the city center. We plan to start construction during the third quarter 2009 and the pre-sales during the same quarter. The total estimated revenue from this project is about $46.0 million.

Completed Projects

Project name	Type of Projects	Completion Date	Total Site Area (m2)	Total GFA (m2)	Total Number of Units	Number of Units sold by Dec. 31/2008
Tsining Mingyuan	Multi-Family residential & Commercial	Q2/2000	17,526	53,055	303	303
Lidu Mingyuan	Multi-Family residential & Commercial	Q4/2001	5,289	8,284	56	56
Tsining Hanyuan	Multi-Family residential & Commercial	Q4/2003	3,026	32,229	238	238
Tsining Home IN	Multi-Family residential & Commercial	Q4/2003	8,483	30,072	215	213
Tsining Gangwan	Multi-Family residential & Commercial	Q4/2004	12,184	41,803	466	464
Tsining-24G	Hotel, Commercial	Q2/2006	8,227	43,563	773	672
JunJing I	Multi-Family residential & Commercial	Q3/2006	55,588	167,931	1,671	1,566

Tsining Mingyuan: 8 East Youyi Road, Xi’an. The construction area was 53,055 square meters. Mingyuan is a residential complex consisting of 303 apartments ranging from two to four bedrooms. Construction commenced in March 1998 and was completed in April 2000. In total, the project generated total sales of US$19.98 million.

Lidu Mingyuan: 25 East Mutoushi, Xi’an. Located in the prime commercial area near Xi’an historic Bell Tower. The project covers 1.3 acres, a building area of 8,284 square meters, and has 56 apartments ranging from two to four bedrooms. The project began in October 2000 and was completed in November 2001. Total sales were US$4.32 million.

Tsining Hanyuan: 6 East Youyi Road, Xi’an. Located in the south of Xi’an, the area is noted for its schools and universities. The project was started in February 2002 and completed in December 2003. It is comprised of 238 two and three bedroom apartments and covering a total construction area of 32,229 square meters. The project generated total sales of US$14.05 million.

Tsining Home IN: 88 North Xingqing Road, Xi’an. Located near the city center, the Home IN project consists of 215 two and three bedroom western-style apartments. Total construction area is 30,072 square meters. The project, completed in December 2003, generated sales of US$12.77 million in total sales.

Tsining GangWan: 123 Laodong Road, Xi’an. Less than one mile from the western hi-tech industrial zone, GangWan spans three acres and is comprised of eight buildings with a total construction area of 41,803 square meters. The project began in April 2003 and was completed in December 2004. GangWan has 466 apartments ranging from one to three bedrooms. Total sales were US$ 18.28 million.

Tsining 24G: 133 Changle Road, Xi’an. 24G is an redevelopment of an existing 26 floor building, located in the center of the most matured and developed commercial belt of the city. This upscale development will include secured parking, cable TV, hot water, air conditioning, natural gas access, internet connection, and exercise facilities. This project was awarded “The Most Investment Potential Award in Xi’an city ” in 2006, Its target Customer: White collar workers, small business owners and traders, entrepreneurs. Total area available for residential use was 43,563 square meters, covering 372 one to three bedroom serviced apartments. The project started construction in June 2005 and was completed in June 2006 with sales totaled $38.22 million.

Tsining JunJing Garden I: 369 North Jinhua Road, Xi’an. It’s the first German style Residential & Commercial Community in Xi’an, designed by the world-famous WSP architect design house. Its target Customer is local middle income families. The project has 15 residential apartment buildings consisting of 1,230 one to five bedroom apartments. The Garden will feature secured parking, cable TV, hot water, heating systems, and access to natural gas. Total GFA available was 167,931 square meters. JunJing Garden I was also a commercial venture that will house small businesses serving the needs of JunJing Garden I residents and surrounding residential communities. The project was completed in September 2006 and generated total revenue $48.88 million.

Customers

Middle income families comprise the Company’s primary residential customer group and represent the fastest growing segment in Xi’an as well as China in general. The annual income for the middle-income family targeted by the Company ranges between RMB100,000 and RMB200,000. Xi’an’s per capita GDP has grown at a 12.5 percent CAGR during the most recently available five years (2002-2007) with continued growth anticipated over the next five years with the strengthening of Xi’an’s economic and cultural significance in the central and western part of China. The middle-market niche segment partially insulates the company from direct competition with the international and national developers in Xi’an that are targeting primarily the high-end market due to their high cost structure and brand recognition.

Marketing

The Company currently has seven sales managers and more than 30 primarily commission driven direct sales employees who are on site to service prospective clients. Its marketing campaigns typically include television, radio, billboard, and the internet. The company also has membership program (gold and silver members) where existing and potential customers can pay for “points” at a discount that can be redeemed for the purchase of property units later. The program has been very popular and provides good a indication of future project sales and creates better cash liquidity for the Company. The Company has been focusing on building brand equity and has hired a third-party evaluation company to survey both existing and potential customers about the company’s services, recognition of our “Tsining” brand, and so on. Every year the China Housing has achieved customer satisfaction ratings between 80-85 percent, which is very high.

Advertising and sales promotion costs are expensed as incurred. Advertising expense totaled $1,261,495 in 2008 and $781,998 in 2007. The company conducted an aggressive marketing campaign during 2008 for Tsining JunJing II, which included advertising and fully furnished showrooms where potential buyers could see possible layouts and decorative effects. These showrooms have attracted hundreds of potential buyers and continue to create buyer interest and result in additional pre-sales purchase agreements.

Suppliers

The supply of land is controlled by the government. There are generally three ways in which we acquire land.

▪	Purchase by auction held by the Land Consolidation and Rehabilitation Center;

▪	Purchase by auction held by court under bankruptcy proceedings;

▪	Merger with or acquisition of a state-owned enterprise that controls developable land.

All such purchases of land are required to be reported to and authorized by the Xi’an Bureau of Land and Natural Resources.

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

“Level 1 Qualification Certificate for Real Estate Development” authorized by the Shaanxi Construction Bureau, effective from December 20, 2006 to December 20, 2009. License number JianKaiQi (2006) 603. The housing & land development process is regulated by the Ministry of Construction and authorized by the local offices of the Ministry. Each development project must obtain the following licenses:

“License for Construction Area Planning" and "License for Construction Project Planning", authorized by Xi’an Bureau of Municipal Design;

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

Competition

The real estate industry in China tier two cities is fragmented and highly competitive. We compete primarily with local and regional property developers and an increasing number of large national property developers have also started to enter these markets.

There are developers of various sizes targeting the Xi’an real estate market, including pure developers, subsidiaries of traditional industries, and municipal government real estate development companies. We have divided them into three categories: local, national, and international. The national and international developers tend to limit themselves to the high end residential markets in Xi’an, targeting annual family income above RMB300,000, whereas China Housing focuses on the middle tier with annual income between RMB 100,000 and RMB 200,000.

Typically, the housing and land development industry is a regional business with mostly local players competing with us for small to medium size projects.

Local competition

The local Xi’an development market is fragmented with close to 350 listed developers, most of which are of small scale and scope and currently do not have active development projects. Tsining is one of the four Level I rated developers in Xi’an. The other three major local companies are government related and one is publicly listed in Shanghai Stock Exchange.

Tande Co. (Tiandiyuan) is considered the largest developer in Xi’an. It is a government affiliated company that has been targeting primarily the High-tech Development Zone. China Housing has not seen any direct competition with Tande since China Housing focuses mainly on the eastern and southern part of Xi’an. Tande targets primarily the southwestern Xi’an.

Xi’an Jingfa Real Estate Co., Ltd., (Jingfa) is also a state owned enterprise. So far, Jingfa has only engaged in one project in northern Xi’an. The Company has not seen direct competition with Jingfa.

Shaanxi International Trust & Investment Corp., was acquired by China Minsheng Banking Corp., Ltd., in March 2008, and is no longer in real estate development business.

With the new stringent government policy striving to enhance buyers’ services and reduce property development speculation, many smaller local developers are finding it harder and harder to survive when faced with increased regulatory oversight, weakened ability to borrow, and enhanced international competition. This presents an attractive opportunity for well financed and managed companies like China Housing to acquire developers with attractive parcels of land.

National or regional competition

The larger scale national developers have increased their presence in Xi’an, including Vanke, Greenland, Guangzhou R&F, Gemdale, and China Overseas & Land. Most of these national players target the higher end markets due to their higher cost base and better name recognition. Their projects are located in Qujiang and the high-tech zone of Xi’an. The average price of Gemdale’s projects in these areas is RMB 10,438 per square meter. China Overseas & Land’s project is priced at about RMB 6,587 per square meters. Since China Housing targets different income levels and geographic regions than they do, we have not seen any significant direct competition with these national players.

International competition

There are a number of top international developers starting to focus on Xi’an, including Hutchinson Whampoa, Henderson Land, Surbana, Mapletree Group, GIC Group, and so on.

Hong Kong’s Henderson Land and Singapore’s Temasek are working on a 30,000 unit joint project in the Baqiao district. Known as La Botanica, the project covers about 323 acres, with a GFA about 3 million square meters, in which residences account for about 85 percent of the GFA, with commercial spaces occupying the remainder. Facilities will include restaurants, a shopping mall, entertainment, one-stop education from kindergarten to high school, a hospital, and a giant club covering 12,000 square meters. Although these brand name Asian developers may present competition for the acquisition of land, over the long run, we believe they help to bring a higher standard of living and higher real estate valuations to Xi’an’s and China Housing’s market.

Qualification levels

The real estate development business in China is organized into four levels under the structure of the “Qualification Certificate for Real Estate Development Enterprise.” The starting level is Level 4 (see table below). Dependent upon the registered capital, the number of years of industry experience, the area of land it has developed and its safety record, a company may climb the scale to participate in larger projects. However, only one level may be ascended per year.

	Registered Capital (million)	Experience (years)	Developed Area (square meters)	Other	Time for license to be authorized
Level 1	US$6.250	5	300,119	No
Level 2	US$2.500	3	150,059	Severe	20 Days
Level 3	US$1.000	2	50,020	Accident
Level 4	US$0.125	1	N/A

On the national level, there are numerous Level 1 companies that have real estate projects across China (to develop in multiple regions, a Level 1 status is required). There are 79 housing and land development companies listed on the Shanghai, Shenzhen, and Hong Kong stock exchanges. However, such companies usually undertake large scale projects and are unlikely to compete with us for business, since we target small to medium size projects.

We had gained Level 1 status under the China Ministry of Construction licensing policy in December 2006.

Employees

As of December 31, 2008, we had 77 employees in the following capacities: 11 management, 4 administrative, 11 finance, 4 planning, 3 research and development, and 44 employees in subsidiaries, including 30 in Tsining, 9 in New Land, and 5 in the Puhua.

We believe we have a good working relationship with our employees. We are not a party to any collective bargaining agreements. At present, no significant change in our staffing is expected over the next 12 months, except for our acquisition of the property management company we acquired in January 2009. All employees are eligible for performance-based compensation.

ITEM 1A. RISK FACTORS

The investment in our company has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and the other information in this filing. If any of the following risks actually occur, our business, operating results, and financial condition could be harmed and the value of our stock could go down. This means you could lose all or a part of your investment.

Risks Related to Our Business

Our home sales and operating revenues could decline due to macro-economic and other factors outside of our control, such as changes in consumer confidence and declines in employment levels.

Changes in national and regional economic conditions, as well as local economic conditions where the Company conducts its operations and where prospective purchasers of our homes live, may result in more caution on the part of home buyers and consequently may make fewer home purchases. These economic uncertainties involve, among other things, conditions of supply and demand in local markets and changes in consumer confidence and income, employment levels, and government regulations. These risks and uncertainties could periodically have an adverse effect on consumer demand for and the pricing of our homes, which could cause our operating revenues to decline. In addition, builders are subject to various risks, many of them outside the control of the homebuilder including competitive overbuilding, availability and cost of building lots, materials and labor, adverse weather conditions which can cause delays in construction schedules, cost overruns, changes in government regulations, and increases in real estate taxes and other local government fees. A reduction in our revenues could, in turn, negatively affect the market price of our securities.

An increase in mortgage interest rates or unavailability of mortgage financing may reduce consumer demand for the Company’s homes. Virtually all purchasers of our homes finance their acquisitions through lenders providing mortgage financing. A substantial increase in mortgage interest rates or unavailability of mortgage financing would adversely affect the ability of prospective home buyers to obtain the financing they would need in order to purchase our homes, as well as adversely affect the ability of prospective move-up home buyers to sell their current homes. For example, if mortgage financing became less available, demand for our homes could decline. A reduction in demand could also have an adverse effect on the pricing of our homes because we and our competitors may reduce prices in an effort to better compete for home buyers. A reduction in pricing could result in a decline in revenues and in our margins.

We could experience a reduction in home sales and revenues or reduced cash flows if we are unable to obtain reasonably priced financing to support our home building and land development activities.

The real estate development industry is capital intensive, and development requires significant up-front expenditures to acquire land and begin development. Accordingly, we incur substantial indebtedness to finance our home building and land development activities. Although we believe that internally generated funds and current borrowing capacity will be sufficient to fund our capital and other expenditures (including land acquisition, development, and construction activities), the amounts available from such sources may not be adequate to meet our needs. If such sources are not sufficient, we would seek additional capital in the form of debt or equity financing from a variety of potential sources, including bank financing and or securities offerings. The availability of borrowed funds, to be used for land acquisition, development, and construction, may be greatly reduced, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with new loans. The failure to obtain sufficient capital to fund our planned capital and other expenditures could have a material adverse effect on our business.

We are subject to extensive government regulation which could cause the Company to incur significant liabilities or restrict its business activities. Regulatory requirements also could cause us to incur significant liabilities and operating expenses and could restrict our business activities. We are subject to statutes and rules regulating, among other things, certain developmental matters, building and site design, and matters concerning the protection of health and the environment. Our operating expenses may be increased by governmental regulations such as building permit allocation ordinances and other fees and taxes, which may be imposed to defray the cost of providing certain governmental services and improvements. Any delay or refusal from government agencies to grant us necessary licenses, permits, and approvals could have an adverse effect on our operations.

We may require additional capital in the future, which may not be available on favorable terms or at all.

Our future capital requirements will depend on many factors, including industry and market conditions, our ability to successfully implement our new branding and marketing initiative, and expansion of our production capabilities. We anticipate that we may need to raise additional funds in order to grow our business and implement our business strategy. We anticipate that any such additional funds would be raised through equity or debt financings. In addition, we may enter into a revolving credit facility or a term loan facility with one or more syndicates of lenders. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. Even if we are able to raise capital through equity or debt financings, as to which there can be no assurance, the interest of existing shareholders in our company may be diluted, and the securities we issue may have rights, preferences, and privileges that are senior to those of our common stock or may otherwise materially and adversely affect the holdings or rights of our existing shareholders. If we cannot obtain adequate capital, we may not be able to fully implement our business strategy, and our business, results of operations, and financial condition would be adversely affected. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.” In addition, we have and will continue to raise additional capital through private placements or registered offerings, in which broker-dealers will be engaged. The activities of such broker-dealers are highly regulated, and we cannot assure that the activities of such broker-dealers will not violate relevant regulations and generate liabilities despite our expectation otherwise.

We depend on the availability of additional human resources for future growth.

We are currently experiencing a period of significant growth in our sales volume. We believe that continued expansion is essential for us to remain competitive and to capitalize on the growth potential of our business. Such expansion may place a significant strain on our management and operations and financial resources. As our operations continue to grow, we will have to continually improve our management, operational and financial systems, procedures and controls, and other resources infrastructure, and expand our workforce. There can be no assurance that our existing or future management, operating and financial systems, procedures, and controls will be adequate to support our operations, or that we will be able to recruit, retain, and motivate employees. Further, there can be no assurance that we will be able to establish, develop, or maintain the business relationships beneficial to our operations, or to do so or to implement any of the above activities in a timely manner. Failure to manage our growth effectively could have a material adverse effect on our business and the results of our operations and financial condition.

We may be adversely affected by the fluctuation in raw material prices and selling prices of our products.

Our projects and the raw materials we use have experienced significant price fluctuations in the past. There is no assurance that they will not be subject to future price fluctuations or pricing control. The land and raw materials we use may experience price volatility caused by events such as market fluctuations or changes in governmental programs. The market price of land and raw materials may also experience significant upward adjustment, if, for instance, there is a material under-supply or over-demand in the market. These price changes may ultimately result in increases in the selling prices of our products, and may, in turn, adversely affect our sales volume, revenue, and operating profit.

We could be adversely affected by the occurrence of natural disasters.

From time to time, our developed sites may experience strong winds, storms, floods, and earthquakes. Natural disasters could impede operations and or damage infrastructure necessary to our constructions and operations. The occurrence of natural disasters could adversely affect our business, the results of our operations, prospects, and financial condition, even though we currently have insurance against damages caused by natural disasters, including typhoons, accidents, or similar events.

Intense competition from existing and new entities may adversely affect our revenues and profitability.

In general, the property development industry is intensely competitive and highly fragmented. We compete with various companies. Many of our competitors are more established than we are and have significantly greater financial, technical, marketing, and other resources than we presently possess. Some of our competitors have greater name recognition and a larger customer base. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. We intend to create greater awareness for our brand name so that we can successfully compete with our competitors. We cannot assure you that we will be able to compete effectively or successfully with current or future competitors or that the competitive pressures we face will not harm our business.

Our operating subsidiaries must comply with environmental protection laws that could adversely affect our profitability.

We are required to comply with the environmental protection laws and regulations promulgated by the national and local governments of the People’s Republic of China (“PRC” or “China”). Some of these regulations govern the level of fees payable to government entities providing environmental protection services and the prescribed standards relating to the constructions. Although our construction technologies allow us to efficiently control the level of pollution resulting from our construction process, due to the nature of our business, waste are unavoidably generated in the processes. If we fail to comply with any of these environmental laws and regulations in the PRC, depending on the types and seriousness of the violation, we may be subject to, among other things, warning from relevant authorities, imposition of fines, specific performance and or criminal liability, forfeiture of profits made, being ordered to close down our business operations, and suspension of relevant permits.

Our success depends on our management team and other key personnel, the loss of any of whom could disrupt our business operations.

Our future success will depend in substantial part on the continued service of our senior management, including Mr. Lu Pingji, our Chairman of the Board of Directors, Mr. Feng Xiaohong, our Chief Executive Officer, and Ms. Lu Jing, our Chief Operating Officer. The loss of the services of one or more of our key people could impede implementation of our business plan and result in reduced profitability. We do not carry key person life or other insurance in respect of any of our officers or employees. Our future success will also depend on the continued ability to attract, retain, and motivate highly qualified technical, sales and marketing, customer support, and other employees. Because of the rapid growth of the economy in the People’s Republic of China, competition for qualified people is intense. We cannot guarantee that we will be able to retain our key people or that we will be able to attract, assimilate, or retain qualified people in the future.

Risk Relating to the Residential Property Industry in China

We are heavily dependent on the performance of the residential property market in China, which is at a relatively early development stage.

The residential property industry in the PRC is still in a relatively early stage of development. Although demand for residential property in the PRC has been growing rapidly in recent years, such growth is often coupled with volatility in market conditions and fluctuation in property prices. It is extremely difficult to predict how much and when demand will develop, as many social, political, economic, legal, and other factors, most of which are beyond our control, may affect the development of the market. The level of uncertainty is increased by the limited availability of accurate financial and market information, as well as the overall low level of transparency in the PRC, especially in tier two cities, which have lagged in progress in these aspects when compared to tier one cities. The lack of a liquid secondary market for residential property may discourage investors from acquiring new properties. The limited amount of property mortgage financing available to PRC individuals may further inhibit demand for residential developments.

We face intense competition from other real estate developers.

The property industry in the PRC is highly competitive. In the tier two cities on which we focus, local and regional property developers are our major competitors, and an increasing number of large state-owned and private national property developers have started entering these markets. Many of our competitors, especially the state-owned and private national property developers, are well capitalized and have greater financial, marketing, and other resources than we have. Some also have larger land banks, greater economies of scale, broader name recognition, a longer track record, and more established relationships in certain markets. In addition, the PRC government’s recent measures designed to reduce land supply further increased competition for land among property developers.

Competition among property developers may result in increased costs for the acquisition of land for development, increased costs for raw materials, shortages of skilled contractors, oversupply of properties, decrease in property prices in certain parts of the PRC, a slowdown in the rate at which new property developments will be approved and or reviewed by the relevant government authorities, and an increase in administrative costs for hiring or retaining qualified personnel, any of which may adversely affect our business and financial condition. Furthermore, property developers that are better capitalized than we are may be more competitive in acquiring land through the auction process. If we cannot respond to changes in market conditions as promptly and effectively as our competitors, or effectively compete for land acquisition through the auction systems and acquire other factors of production, our business and financial condition will be adversely affected.

In addition, risk of property over-supply is increasing in parts of China, where property investment, trading, and speculation have become overly active. We are exposed to the risk that in the event of actual or perceived over-supply, property prices may fall drastically, and our revenue and profitability will be adversely affected.

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

In May 2006, the Ministry of Construction, National Development and Reform Commission (NDRC), the People’s Bank of China (PBOC), and other relevant PRC government authorities jointly issued the Opinions on Adjusting the Housing Supply Structure and Stabilizing the Property Prices, which introduced measures to limit resources allocated to the luxury residential market. For instance, the new measures require that at least 70 percent of a residential project must consist of units with a GFA of less than 90 square meters per unit, and the minimum amount of down payment was increased from 20 percent to 30 percent of the purchase price of the underlying property if it has a unit GFA of 90 square meters or more. In September 2007, PBOC and China Banking Regulatory Commission issued the Circular on Strengthening the Management of Commercial Real Estate Credit Facilities, which increased the minimum down payment for any purchase of second or subsequent residential property to 40 percent of the purchase price if the purchaser had obtained a bank loan to finance the purchase of his or her first property.

In July 2006, the Ministry of Construction, the Ministry of Commerce, NDRC, PBOC, the State Administration for Industry and Commerce, and the State Administration for Foreign Exchange issued Opinions on Regulating the Entry and Administration of Foreign Investment in Real Property Market, which impose significant requirements on foreign investment in the PRC real estate sector. For instance, these opinions set forth requirements of registered capital of a foreign invested real property enterprise as well as thresholds for a foreign invested real property enterprise to borrow domestic or overseas loans. In addition, since June 2007, a foreign invested real property enterprise approved by local authorities is required to register such approvals with the Ministry of Commerce.

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

Substantially all purchasers of our residential properties rely on mortgages to fund their purchases. An increase in interest rates may significantly increase the cost of mortgage financing, thus affecting the affordability of residential properties. In 2008, PBOC changed the lending rates five times. The benchmark lending rate for loans with a term of over five years, which affects mortgage rates, has been increased to 5.94 percent on December 31, 2008. The PRC government and commercial banks may also increase the down payment requirement, impose other conditions or otherwise change the regulatory framework in a manner that would make mortgage financing unavailable or unattractive to potential property purchasers. Under current PRC laws and regulations, purchasers of residential properties generally must pay at least 20 percent of the purchase price of the properties before they can finance their purchases through mortgages. In May 2006, the PRC government increased the minimum amount of down payment to 30 percent of the purchase price of the underlying property if such property has a unit GFA of 90 square meters or more. In September 2007, the minimum down payment for any purchase of second or subsequent residential property was increased to 40 percent of the purchase price if the purchaser had obtained a bank loan to finance the purchase of his or her first property. Moreover, the interest rate for bank loans of such purchase shall not be less than 110 percent of the PBOC benchmark rate of the same term and category. For further purchases of properties, there would be upward adjustments on the minimum down payment and interest rate for any bank loan. In addition, mortgagee banks may not lend to any individual borrower if the monthly repayment of the anticipated mortgage loan would exceed 50 percent of the individual borrower’s monthly income or if the total debt service of the individual borrower would exceed 55 percent of such individual’s monthly income. If the availability or attractiveness of mortgage financing is reduced or limited, many of our prospective customers may not be able to purchase our properties and, as a result, our business, liquidity and results of operations could be adversely affected.

In line with industry practice, we provide guarantees to PRC banks with respect to loans procured by the purchasers of our properties for the total amount of mortgage loans. Such guarantees expire upon the completion of the registration of the mortgage with the relevant mortgage registration authorities. If there are changes in laws, regulations, policies, and practices that would prohibit property developers from providing guarantees to banks in respect of mortgages offered to property purchasers and as a result, banks would not accept any alternative guarantees by third parties, or if no third party is available or willing in the market to provide such guarantees, it may become more difficult for property purchasers to obtain mortgages from banks and other financial institutions during sales and pre-sales of our properties. Such difficulties in financing could result in a substantially lower rate of sale and pre-sale of our properties, which would adversely affect our cash flow, financial condition, and results of operations. We are not aware of any impending changes in laws, regulations, policies, or practices that will prohibit such practice in China. However, there can be no assurance that such changes in laws, regulations, policies, or practices will not occur in China in the future.

Risks Related to China

China’s economic policies could affect our business.

Substantially all of our assets are located in China and substantially all of our revenue is derived from our operations in China. Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political, and legal developments in China. While China’s economy has experienced significant growth in the past 20 years, such growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but they may also have a negative effect on us. For example, operating results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations.

The economy of China has been changing from a planned economy to a more market-oriented economy. In recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in China are still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over China’s economic growth through the allocation of resources, the control of payment of foreign currency- denominated obligations, the setting of monetary policy, and the provision of preferential treatment to particular industries or companies.

Capital outflow policies in China may hamper our ability to remit income to the United States.

China has adopted currency and capital transfer regulations. These regulations may require us to comply with complex regulations for the movement of capital. Although our directors believe that it is currently in compliance with these regulations, should these regulations or the interpretation of them by courts or regulatory agencies change; we may not be able to remit all income earned and proceeds received in connection with our operations or from the sale of our operating subsidiaries to our stockholders.

In addition, there can be no assurance that we will be able to obtain sufficient foreign exchange to pay dividends or satisfy other foreign exchange requirements in the future.

It may be difficult to effect service of process and enforcement of legal judgments upon our company and our officers and directors because some of them reside outside the United States.

As our operations are presently based in China and some of our key directors and officers reside outside the United States, service of process on our key directors and officers may be difficult to effect within the United States. Also, substantially all of our assets are located outside the United States and any judgment obtained in the United States against us may not be enforceable outside the United States. We have appointed Lu Pingji, our Chairman of the Board of Directors, as our agent to receive service of process in any action against our company in the United States. If relations between the United States and China worsen, our stock price may decrease, and we may have difficulty accessing the U.S. capital markets.

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

Foreign companies conducting operations in China face significant political, economic, and legal risks. The political system in China, including a cumbersome bureaucracy, may hinder Western investment. We may have difficulty establishing adequate management, legal, and financial controls in China. China historically has not adopted a Western style of management and financial reporting concepts and practices, modern banking, computer, or other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in China. As a result of these factors, we may experience difficulty in establishing management, legal, and financial controls, collecting financial data and preparing financial statements, books of account and corporate records, and instituting business practices that meet Western standards.

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors, and assets based in China. Because the Company’s executive officers and directors, including, the chairman of its board of directors, are Chinese citizens, it may be difficult, if not impossible, to acquire jurisdiction over these persons in the event a lawsuit is initiated against us and or our officers and directors by a stockholder or group of stockholders in the United States. Also, because the majority of our assets are located in China, it would also be extremely difficult to access those assets to satisfy an award entered against it in a United States court.

We may face judicial corruption in the People’s Republic of China.

Another obstacle to foreign investment in the People’s Republic of China is corruption. There is no assurance that we will be able to obtain recourse, if desired, through the People’s Republic of China’s poorly developed and sometimes corrupt judicial systems.

Risks Related to Our Common Stock

Our common stock is currently traded on the NASDAQ Capital Market. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of competitors, trading volume in our common stock, changes in general conditions in the economy, and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Our principal stockholders and current executive officers and directors own a significant percentage of our company and will be able to exercise significant influence over our company. Our executive officers and directors and principal stockholders together will beneficially own a majority of the total voting power of our outstanding voting capital stock. These stockholders will be able to determine the composition of our Board of Directors, will retain the voting power to approve all matters requiring stockholder approval, and will continue to have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the market price of the common stock or prevent our stockholders from realizing a premium over the market prices for their shares of common stock. See “Principal Stockholders” for information about the ownership of common by our executive officers, directors, and principal stockholders.

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

Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.” Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience, and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience, and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of our restricted stock in the public marketplace could reduce the price of our common stock.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (Rule 144), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1 percent of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company that has satisfied a two-year holding period. Any substantial sale of common stock pursuant to Rule 144 or pursuant to any resale prospectus may have an adverse effect on the market price of our securities.

ITEM 2.  PROPERTIES

Our principal executive offices are located at 6 Youyi Dong Lu, Han Yuan 4 Lou, Xi’an, Shaanxi Province, China 710054. This office consists of approximately 2,608.06 square meters which we own.

Our properties are located in Xi’an, Shaanxi province in China.

Name of project	Geographic location	Subsistence area (square meter)
Tsining JunJing I	North Jinhua Road Xi'an City	29,929
Tsining-24G	East Erhuan of Xi'an City	8,999
Tsining JunJing II Phase one	Dongzhan Road of Xi'an City	136,012
Tsining JunJing II Phase two	Dongzhan Road of Xi'an City	112,556
Yijing Yuan (Land)	South Erhuan of Xi'an City	60,666
Other Projects		4,218
Total		352,380

(1)
The Company started the JunJing II phase one in the third quarter of 2007 and expects to complete it in the third quarter 2009. Total GFA will be 136,012 square meters. As of December 31, 2008, we have sold 57,098 square meters, with 78,914 square meters remaining to be sold.

(2)	The Company is planning to start the JunJing II phase two in the second quarter of 2009 and expects to complete it in the second quarter of 2010 with total GFA of 112,556 square meters.

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

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on NASDAQ under the symbol CHLN. The following table shows, for the periods indicated, the high and low trading prices for our common stock as reported by the National Quotation Bureau, Inc., from the second quarter of 2006 through May 15, 2008 when our stock traded on the OTC Bulletin Board, and as reported by NASDAQ from May 16, 2008 onward.

High & Low Stock Price	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2008
High	6.10	5.65	4.25	2.33
Low	3.30	3.80	1.85	0.75
2007
High	3.85	5.20	5.00	8.20
Low	2.00	3.15	3.20	4.25
2006
High	N/A	4.25	3.75	3.10
Low	N/A	3.50	1.70	1.55

On March 23, 2009, the closing price of our common stock was $1.29.

As of December 31, 2008, there were approximately 154 shareholders of record of our common stock, excluding shareholders who have their shares held in street name (by their stock brokerage firms).

RECENT SALES OF UNREGISTERED SECURITIES.

Private Placement on January 28, 2008

On January 28, 2008, China Housing & Land Development, Inc., (Company) entered into a Securities Purchase Agreement (Purchase Agreement) with certain investors (Investors). Pursuant to the Agreement, the Company agreed to sell to Investors 5.0% Senior Secured Convertible Notes, which are convertible into shares of the Company’s Common Stock, for an aggregate purchase price of US$ 20,000,000 and to receive, in consideration for such purchase, Warrants to acquire additional shares of Common Stock.

The 5% Senior Secured Convertible Notes (Convertible Notes) shall bear interest at a rate of 5% per annum (computed based on the actual days elapsed in a period of 360 days) of the RMB Notional Principal Amount, payable quarterly in arrears in lawful money of the United States (U.S. Dollars) on the first business day of each calendar quarter and on the Maturity Date, in each case in an amount equal to the amount of such interest as expressed in RMB multiplied by the US$-RMB Exchange Rate as of the applicable Interest Exchange Rate Determination Date. The Notes are secured by a first priority, perfected security interest in certain shares of Common Stock of Lu Pingji, as evidenced by the pledge agreement. The Notes are subject to events of default customary for convertible securities and for a secured financing.

The Company’s 5.0% Senior Secured Convertible Notes were purchased by the following investors: Whitebox Intermarket Partners, LP, Whitebox Convertible Arbitrage Partners, LP, Whitebox Hedged High Yield Partners, LP, Whitebox Special Opportunities Fund Series B Partners, LP, Pope Investments II, LLC, Berlin Income, L.P., Berlin Capital growth, L.P., Thomas G. Berlin, and Eastern Management & Financial, LLC. The shares of Common Stock covered by warrants were 1,437,467 in total. The securities were being offered and sold in reliance upon the exemptions from securities registration afforded by Section 4(2) of the Securities Act and Rule 506 under Regulation D. All securities were sold to accredited investors and the Company did not use general solicitation or advertising to market the securities. Capitalized terms used herein and not otherwise defined have the meanings set forth in the Purchase Agreement.

The Warrants grant the Investors the right to acquire shares of Common Stock at $6.07 per share of Common Stock, subject to customary anti-dilution adjustments. The Warrants may be exercised to purchase Common Stock at any time after January 28, 2008 to and including February 28, 2013, the expiration date of the Warrants.

In connection with this transaction, the Company and the Investors entered into a Registration Rights Agreement (Registration Rights Agreement). Pursuant to the terms and conditions of the Registration Rights Agreement, the Company has agreed to register within 60 calendar days after closing shares of Common Stock issuable to the Investors for resale on a Form S-3 Registration Statement to be effective by 90 calendar days or 120 days if the registration statement is subject to a full review by the U.S. Securities and Exchange Commission. The Company shall register an amount of Common Stock for resale that equals at least 120% of the sum of shares issuable upon conversion of the Notes, the exercise of the Warrants and the payment of interest accrued on the Notes. The registration rights granted under the Registration Rights Agreement are subject to customary exceptions and qualifications and compliance with certain registration procedures.

SUBSEQUENT DEVELOPMENTS

On January 21, 2009, the Company completed the acquisition of Xi’an Xinxing Property Management Co., Ltd., (“Xinxing”). Xinxing was privately owned and provides property management services to most of China Housing’s past residential and commercial projects, as well as to other prominent customers like the Xi’an branch office building of the People’s Bank of China, China Xi’an Electric Group headquarters, Shaanxi Bureau of State Taxation offices, and the Xi’an University of International Studies, to name a few. Xinxing’s current service area totals 1.67 million square meters in 43 facilities that include residential, commercial, and school buildings and parks. Xinxing’s revenues in 2008 were RMB 15.42 million, net income was RMB 1.82 million, and assets at yearend 2008 totaled RMB 11.29 million. Total consideration for the acquisition will be 12 million RMB.

ITEM 6. SELECTED FINANCIAL DATA

Summary of operations (US$ in thousands, except per share amounts)
	As of December 31
	2008	2007	2006
Total revenue	$26,466	$73,913	$54,099
Cost of sales	21,473	43,222	36,750
Selling, general, and administrative expenses	8,498	2,919	3,197
Stock-based compensation	3,079	-	-
Income from operations	(6,662)	27,771	13,851
Net income	$9,556	$16,686	$9,051
Net income per common share - Basic	0.31	0.62	0.45
Net income per common share - Diluted	0.30	0.62	0.45

Financial data (in thousands)
	As of December 31
	2008	2007
Total assets	$222,355	$155,707
Total shareholders’ equity	84,626	66,178
Basic weighted average shares outstanding	30,516	26,817
Diluted weighted average shares	30,527	26,817

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

GENERAL

China Housing & Land Development, Inc., is a leading developer of residential and commercial properties in northwest China. The Company is based in Xi’an, the capital city of China’s Shaanxi province. Since 1992, China Housing has been engaged in the acquisition, development, management, and sales of residential and commercial real estate properties and land through its subsidiaries in China. China Housing & Land Development is the first and only Chinese real estate development company traded on NASDAQ.

CONSOLIDATED OPERATING RESULTS

Comparison of years 2008, 2007, and 2006

Revenues

Our revenues from sales of properties are mainly derived from the sale of residential and commercial units and buildings, infrastructure work we perform for the local government, and land development projects in the Baqiao area.

In 2008, most of our revenues came from Tsining JunJing II phase one, which consists of 13 residential buildings and 3 auxiliary buildings, including one kindergarten, with a gross floor area of about 136,012 square meters. This project is currently under construction and collecting funds under pre-sales agreements.

Effective January 1, 2008, the company adopted the percentage of completion method of accounting for revenue recognition for all building construction projects in progress, which currently includes project Tsining JunJing II. The full accrual method was used before that date for all our residential, commercial, and infrastructure projects. Infrastructure projects continue to be accounted for using the full accrual method of accounting.

Revenues by project:	2008	2007	2006
US$

Project Under Construction
Tsining JunJing II Phase one	$23,776,789	$-	$-

Projects Completed
Tsining JunJing I	264,066	8,964,783	39,670,186
Tsining-24G	27,243	25,198,128	13,000,694
Tsining Gangwan	58,427	2,368,602	318,338
Tsining Hanyuan	13,894	3,100	161,274
Tsining Home In	121,076	323,751	-
Tsining Mingyuan	44,567	247,298	352,199
Lidu Mingyuan	-	303,124	144,483

Infrastructure Project
Baqiao infrastructure construction	-	10,790,610	-

Project In Process
Baqiao	-	24,405,717	-

Revenues from the sales of properties	$24,306,062	$73,579,325	$53,647,174

The revenues from the sale of properties in the 2008 decreased 67.0% to $24,306,062 from $73,579,325 in 2007. The decrease was primarily due to the absence of a land sale in 2007, and the completion of several projects in 2007. Revenues in 2007 increased 37.2% from 2006.

The revenue from our project under construction and completed projects totaled $24,306,062 in 2008 compared with $38,382,998 in 2007. The 36.7% decrease was due mainly to the absence of 2007 revenues from Tsining-24G and JunJing I because both projects had come to completion and most of the revenues for those two projects were recognized at one moment using the full accrual method of accounting, partly offset in 2008 by revenues we recognized from Tsining JunJing II phase one using the percentage of completion method of accounting and by the 2008 sales of some units in completed projects.

Our infrastructure project in the Baqiao area generated $1,433,837 in revenues and was booked under other revenue in 2008, which consisted of the government’s allowance for the equivalent cost of interest on the company’s investments required to support the infrastructure construction, plus continued river management and suburban planning for the entire Baqiao high-technology industrial park. In 2007 we acquired the Baqiao infrastructure project and constructed and delivered a river dam to the local government during the year, for which we recognized $10,790,610 in revenues in 2007. In 2008, we were awarded another dam project on the same river but have not recognized revenues from it under full accrual method of accounting because the project is still in progress. We expect to finish the river dam in second quarter 2009 and recognize the revenues when the project is delivered to the local government.

Our project in process is the Baqiao project where we have the exclusive right to develop 487 acres. We acquired the development rights in 2007 and recognized $24,405,717 in revenue in 2007 as a result of a land 18.4 acre land sale to an unrelated developer, we established a joint venture with Prax Capital Real Estate Holdings Limited (Prax Capital) to co-develop 79 acres within the Baqiao project. Prax Capital invested $29.3 million cash in the joint venture. Under Generally Accepted Accounting Principles, we did not recognize any revenue from the creation of this development project in 2008. About 390 acres remain available for development in the Baqiao project.

Revenues from projects under construction

Tsining JunJing II Phase one

Tsining JunJing II Phase one was our major revenue generating construction project in 2008, contributing $23,776,789 in revenues. We began construction in 2007 however; as a result of utilizing the percentage of completion method of accounting, we did not begin to realize revenues from our pre-sales until we met certain construction milestones in the second quarter of 2008. By the end of 2008, we had pre-sold about 564 units in the project.

JunJing II phase one consists of 13 middle-rise and high-rise residential buildings and 3 auxiliary buildings, including a kindergarten, with a gross floor area of about 136,012 square meters. Estimated total revenues from phase one are about $101.6 million. The company expects to complete the construction of phase one in the third quarter of 2009.

Phase two of JunJing II consists of 12 middle-rise and high-rise buildings and is expected to start construction during the second quarter of 2009 and should begin contributing revenue from third quarter of 2009 or the first quarter of 2010. The total revenues from phase two are expected to be about $94.1 million.

Revenues from projects completed

Tsining JunJing I

Project Tsining JunJing I’s revenues for the year 2008 decreased 97.1percent to $264,066 from $8,964,783 in 2007 because the project was completed and most units were delivered in 2006 and the sale of additional residential and retail units occurred in 2007. The revenues in 2008 came from the sales of a few remaining retail units and parking spaces.

Tsining JunJing I revenues in 2007 declined 77.4 percent to $8,964,783 from $39,670,186 in 2006 due to the fact that the project was completed and most units were delivered in 2006. The 2007 revenues came from the sale of additional residential and commercial units in the project.

Tsining-24G

Project Tsining-24G’s revenues for the year 2008 decreased 99.9 percent to $27,243 compared with $25,198,128 for the year 2007, due to the completion of the residential, hotel, and retail project in the second quarter 2007, when most of the revenues were recognized using the full accrual method of accounting. The sale of the hotel portion of the building and most retail spaces in Tsining-24G were recognized in second quarter 2007 revenues. The revenues in 2008 resulted from the sales of a few remaining retail and parking spaces.

Project Tsining-24G revenues in 2007 grew 93.9 percent to $25,198,128 compared with $13,000,694 in 2006. The increase was due to the block sale of the hotel portion of one building in 2007.

Other Projects

Revenues in 2008 for other projects decreased 92.7 percent to $237,964 compared with $3,245,875 in 2007. All remaining units from the company’s projects completed that are not listed above are included in other projects. The decrease in revenues in 2008 was primarily due to the absence of the sales of a residential-commercial building, which was rented out before the sales and several residential units in the company's previously completed projects in 2007.

Revenues in 2007 for other projects were $3,245,875, up 231.6 percent compared with $976,294 in 2006. The increase in 2007 was primarily due to the sale of an occupied residential-commercial building and the sale of several units in the company’s older projects.

Other income

Other income includes rental income, revenues from disposal of fixed assets as well as government’s allowance for the equivalent cost of interest on the company’s investments required to support infrastructure construction, plus continued river management and suburban planning for the entire Baqiao high-technology industrial park. We recognized $2,159,784  as other income in 2008 compared with $333,525 in 2007. Also in 2008, we generated a minor amount of revenue from leasing commercial units, parking spaces, and ancillary facilities in our completed projects. Other income in 2007 decreased 26.3 percent to $333,525 from $452,312 in 2006 primarily due to the absence in 2007 of a property clean-up project performed in 2006.

Cost of properties and land

2008 – The cost of properties and land in 2008 decreased 50.3 percent to $21,473,426 compared with $43,221,757 in 2007. The decrease was primarily as a result of the lower number of projects sold. In 2008, we had one project recognize a portion of pre-sales using the percentage of completion method of accounting, compared with sales of two projects in 2007 using the full accrual method of accounting.

Revenues and the cost of revenues from Project Tsining JunJing II phase one began to be recognized in the second quarter 2008 and are being recognized using the percentage of completion method of accounting. The revenues and cost of revenues for Tsining-24G, most of which was sold in the first quarter 2007, were recognized using the full accrual method of accounting.

2007 – The cost of sales in 2007 increased 17.6 percent to $43,221,757 compared with $36,749,683 in 2006. The primary sources of the higher cost were the Baqiao infrastructure construction and land development projects that were new in 2007.

Gross profit and profit margin

2008 – Gross profit for 2008 was $4,992,420, down 83.7 percent from $30,691,093 in 2007. The gross profit margin for 2008 was 18.9 percent compared with 41.5 percent in 2007. The decrease in the gross profit was due to the smaller number of projects on sale in 2008 and the sales of residential units in 2008 had lower profit margins than the premium-priced retail and residential units sold in 2007 and the sale of land in 2007 had a better margin. Most buildings sold in 2008 were in the Tsining JunJing II residential project, which included the first units in the project that were negotiated in 2007 at attractive prices to stimulate the market interest and encourage future sales.

2007 – Gross profit for 2007 was $30,691,093, up 76.9 percent from $17,349,803 in 2006. The gross profit margin for 2007 was 41.5 percent compared with 32.1 percent in 2006. The increases in gross profit and gross profit margin were primarily due to the Baqiao land development and infrastructure construction projects in 2007 that were not part of the company in 2006.

Selling, general, and administrative expenses

2008 – Selling, general, and administrative expenses for 2008 increased 191.1 percent to $8,497,562 from $2,919,360 in 2007. The increase in selling, general, and administrative expenses was due primarily to the following reasons:

1.  Higher advertising, marketing, and selling expenses totaled $1,261,495 in 2008 compared with $781,998 in 2007. Advertising and sales promotion costs are expensed as incurred. The higher advertising, marketing, and selling expenses resulted from the company’s aggressive marketing campaign during 2008 for Tsining JunJing II phase one project, which included advertising and fully furnished showrooms where potential buyers could see possible layouts and decorative effects. These showrooms have attracted hundreds of potential buyers and continue to create buyer interest and result in additional pre-sales purchase agreements.

2.  During the fourth quarter of 2008, we completed the formation of the Puhua with Prax Capital. Start-up costs totaling $637,522 were expensed in 2008. We had no similar start-up costs in 2007.

3.  An increase in allowance for bad debts. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimated uncollectible amounts are based on historical collection experience and a review of the current status of trade accounts receivable. We booked an allowance for doubtful accounts of $1,278,516 in 2008 compared with $94,514 in 2007.

4.  Higher professional expenses that resulted from the company’s upgrade to NASDAQ where its common shares began trading in May 2008. The company believes its listing on NASDAQ will provide more liquidity and transparency for shareholders and additional financing flexibility for the company. Audit, legal, and other professional costs totaled $780,032 in 2008 compared with 392,251 in 2007.

5.  Higher stamp tax and land use tax paid in 2008 due to changes in local regulations that caused us to recognize $429,593 for those taxes in 2008 compared with $6,964 in 2007.

6.  Debt issuance costs are capitalized as deferred financing cost and amortized on a straight line basis over the term of the debt. The amortization of debt issuance costs for 2008 was $148,606 and no such costs were incurred in 2007.

2007 – Selling, general, and administrative expenses for 2007 decreased 8.7 percent to $2,919,360 from $3,197,310 in 2006. The decrease in selling, general, and administrative expenses was due primarily to the benefits from the Enterprise Resources Planning system adopted by the company in 2007 to control expenses.

Stock-based compensation

2008 – The company recorded a $3 million noncash expense for restricted common shares during the third quarter of 2008, which was related the company’s incentive program for performance achieved in 2007. The company also recorded a $78,600 noncash expense as we issued shares to certain directors and officer as part of their 2008 salary.

2007 and 2006– The company did not incur any stock-based compensation cost in 2007 or 2006.

Other expenses

Other expenses mainly consist of the losses (gains) related to the cleanup of fixed assets, donations to charitable organizations, late delivery settlements, and maintenance costs.

2008 – Other expenses in 2008 increased 414.8 percent to $295,595 compared with $57,416 in 2007. The other expenses in 2008 include $146,412 (RMB 1,000,000) in donations to earthquake relief funds in China.

2007 – Other expenses in 2007 decreased 80.9 percent to $57,416 compared with $301,158 in 2006. The 2007 decline was primarily due to the 2007 absence of the expenses in 2006 associated with the normal added fixtures and finishing in the Tsining JunJing I and Tsining-24G projects desired by the customers to reach final satisfaction.

Operating profit and operating profit margin

Operating profit is defined as gross profit minus selling, general, and administrative expenses, stock-based compensation, and Other expenses.

2008 – Operating loss in 2008 was $(6,879,337) compared with income of $27,714,317 in 2007, down 124.8 percent, primarily due to lower gross profit on the residential portion of Tsining JunJing II, the absence of high operating profit from the Tsining-24G commercial spaces sold in the first quarter of 2007 and the higher profit from the land sale in 2007, and higher selling, general, and administrative expenses in the 2008 that included higher professional expenses associated with the listing on the NASDAQ stock market and the non-cash stock-based incentive compensation in 2008. As a result, the operating profit margin was (26.0)% for the 2008 compared with 37.5% for 2007.

2007 – Operating profit in 2007 increased 100.1 percent to $27,714,317 from $13,851,335 in 2006, due primarily to higher revenues in 2007 from the Baqiao infrastructure construction and from land development sales at attractive profit margins. The profit margin increased to 37.5 percent in 2007, compared with 25.6 percent in 2006, primarily due to the attractive pricing and low costs associated with the two Baqiao projects listed above.

Interest expense

2008 – Interest expense in 2008 decreased 18.5 percent to $1,346,183 from $1,652,349 in 2007. The decrease was primarily due to the capitalization of interest directly related to the construction. We capitalized $4.7 million in year ended December 31, 2008 compare to $3.5 million during the same period of 2007. In mid-2008, the company signed a RMB 1 billion (about $147 million) construction credit line agreement with China Construction Bank. During 2008, we drew down about $22 million in the credit line. The loan from China Construction Bank has an interest rate that floats at 110 percent of the People’s Bank of China reference rate.

2007 – Interest expense in 2007 increased 471.6 percent to $1,652,349 from $289,083 in 2006. The increase in 2007 was due primarily to the financing associated with the purchase of the company that owned the exclusive right to develop the Baqiao project and to perform the related infrastructure construction.

Change in fair value of embedded derivatives

The embedded derivatives are related to the company’s $20 million convertible debt offering completed in January 2008. The change in the fair value of embedded derivatives was a periodic adjustment to the estimated cost to the company, which was provided by a valuation model. The company booked $(3,166,977) in 2008 as the decrease in the fair value of embedded derivatives compared with no such costs in 2007 and 2006, since the convertible debt did not exist in those years.

Change in fair value of warrants

In 2006, 2007, and 2008 the company issued warrants in conjunction with the issuance of common shares or convertible debt. The warrants permit the shareholders to buy additional common shares at the prices specified in the warrant agreements.

In 2008, shareholders exercised a total of 1,870 warrants to buy a total of 1,870 common shares. A shareholder typically only exercises a warrant to buy common shares when the stock price is higher than the warrant exercise price, the shareholder pays the exercise price and the company covers the difference between the warrant exercise price and the share price at the time of conversion.

The company was required to estimate the fair value of its remaining warrants outstanding and adjust the value as needed, and it chose to use the Cox-Ross-Rubinstein Binomial Lattice valuation model to estimate their fair value.

The change in fair value of warrants of $(4,932,961) in 2008 consisted of the periodic adjustment to the estimated cost to the company to provide the common shares, assuming that all the warrants will be exercised sometime in the future. The basis for estimating the cost to provide those common shares was provided by the valuation model.

Provision for income taxes

During the fourth quarter of 2008, the local tax authority conducted a tax examination and reached a tax settlement with us regarding our income tax liability; we realized a gain of $12,712,153, which is included in the provision for income taxes. Local tax authority examined the Company’s tax records and issued an income tax settlement report. As a result, the company adjusted its provision for income taxes to $(10,490,833) compared with the $8,743,556 provision recorded in 2007.

The effective tax rate was 34.4 percent for 2007 and 33.3 for 2006. The slightly higher effective rate is due primarily to one of the company’s operations whose required structure entails owning two subsidiaries that create costs that cannot be used to reduce the company’s tax obligation.

Minority Interest

We recorded $(159,564) minority interest attributable to the minority shareholder of Puhua and Success Hill, which is relate to the formation of Puhua in the fourth quarter of 2008. We did not have any minority interest in 2007.

Net income

2008 – Net income in 2008 decreased 42.7 percent to $9,555,853 from $16,686,116 in 2007.

As explained above, the decrease in net income was due primarily to the absence of a land sale, fewer projects in the sales cycle, lower gross profit, higher selling, general, and administrative expenses, the restricted common stock issued in 2008 as incentive compensation for the year 2007, and accretion on convertible debt, partly offset by the change in the fair value of warrants and embedded derivatives and the tax settlement in fourth quarter of 2008.

2007 – Net income for the year 2007 increased 84.4 percent to $16,686,116 from $9,050,810 for the year 2006. The increase was primarily due to the 2007 revenue from the land sale and infrastructure project related to the Baqiao project, partly offset by the absence of the 2006 sales of the Tsining JunJing I and Tsining-24G projects, the 2007 change in the fair value of the warrants, and the higher interest expense associated with borrowings to acquire the Baqiao project in 2007.

Basic and diluted earnings per share

2008 – Basic earnings per share were $0.31 in 2008, down 50.0 percent from $0.62 in 2007. Diluted earnings per share were $0.30 in 2008, down 51.6 percent from $0.62 in 2007. The increases in the weighted average shares outstanding in 2008 compared with 2007 were due to the restricted common shares issued in the third quarter 2008 as incentive compensation for the year 2007 performance.

2007 – Basic and diluted earnings per share were $0.62 in 2007, up 37.8 percent from $0.45 in 2006. The basic and diluted earnings per share were both $0.62 in 2007 because the warrants were anti-dilutive. Likewise, the basic and diluted earnings per share were both $0.45 in 2006 for the same reason.

Common shares used to calculate basic and diluted EPS

2008 -- The weighted average shares outstanding used to calculate the basic earnings per share were 30,516,411 shares in 2008 and 26,871,388 shares in 2007. The weighted average shares outstanding used to calculate the diluted earnings per share were 30,527,203 shares in 2008 and 26,871,388 shares in 2007. The increase was primarily due to the incentive shares we issued to certain managements for their 2007 performance.

2007 -- Basic and diluted earnings per share were based on weighted average shares outstanding of 26,817,388 for 2007 and 20,277,615 for 2006. The 32.3 percent increase in the weighted average shares outstanding was due to the common shares with warrants issued in 2007, as well as the common stock with warrants that were issued in 2006.

Gain on foreign exchange

The company operates in China and accounts in the Chinese renminbi but reports its financial results in U.S. dollars, based on the exchange rates of the two currencies. During 2006, 2007, and 2008, the renminbi appreciated in value against the U.S. dollar, which, when translating the operating results and financial positions at different exchange rates, created the accrued gain on foreign exchange.

Cash flow discussion

2008 – The increase in cash for the year 2008 was $34,413,512 compared with $2,007,132 in 2007.

Cash flow from operating activities in 2008 decreased 436.9 percent to $(29,076,621) from $8,611,383 in 2007, primarily due to the operating cash outflow associated with the development of Tsining JunJing II phase one.

The use of cash in investing activities in 2008 was $(510,713), which was 98.0 percent less than 2007, primarily due to the increase of the restricted cash and the absence of the subsidiary acquisition. We acquired 100 percent equity of New Land in March 2007.

Cash flow from financing activities in 2008 provided $63,933,479, up 247.2 percent from 2007, primarily due to $29,268,913 net proceeds from the creation of the joint venture with Prax Capita, the $19,230,370 proceeds from the convertible notes offering in January 2008 and funds from construction loans with banks that totaled $46,054,762, partly offset by payments on loans totaling $25,905,804.

In mid-2008, the company signed a RMB 1 billion (about $147 million) construction credit line agreement with China Construction Bank to support the company’s development projects. The company has been granted a total RMB 22 million loan for the JunJing II phase one project and expects another 22 million loan once the JunJing II phase two project begins.

2007 – The increase in cash for the year 2007 was $2,007,132 compared with $358,864 in 2006.

Cash flow from operating activities in 2007 increased 35.75 percent to $8,611,383 from 2006, this was primarily due to higher net income from the sale of real estate and profit from the sale of a land use right.

Cash flow from investing activities in 2007 consumed $25,020,248, up 70.4 percent from 2006, primarily due to higher expenditures to acquire a company that held the right to develop the Baqiao project, and the absence of the 2006 purchases of buildings, equipment, and automobiles.

Cash flow from financing activities in 2007 provided $18,415,997, up 111.8 percent from $8,696,388 in 2006, primarily due to the issuance of common stock and warrants, which was partly offset by payments on loans.

Debt leverage

Total debt consists of the sum of the balance sheet lines titled Payable to New Land’s previous shareholders, Loans from employees, Loans payable, and Convertible debt.

2008 – Total debt outstanding as of December 31, 2008 was $59,186,304 compared with $27,922,125 on December 31, 2007.

Net debt outstanding (total debt less cash) as of December 31, 2008 was $20,955,952 compared with $25,469,759 on December 31, 2007. The company's net debt as a percent of total capital (net debt plus shareholders' equity) was 19.8 percent on December 31, 2008 and 27.8 percent on December 31, 2007. The decrease in net debt as a percent of total capital was primarily due to the increase of cash. In the fourth quarter of 2008, we completed the formation of a joint venture and received $29.3 million in cash from Prax Capital for their share of the participation.

2007 – Total debt outstanding at year end 2007 was $27,922,125 compared with $29,707,492 at yearend 2006. Net debt outstanding (total debt less cash) at yearend 2007 was $25,469,759 compared with $28,219,588 at yearend 2006. The company’s net debt as a percent of total capital (net debt plus shareholders’ equity) was 27.79 percent at yearend 2007 and 59.49 percent at yearend 2006. The reduction in net debt leverage was primarily due to the issuance of common stock and warrants and the net reduction in loans.

Liquidity and capital resources

Our principal demands for liquidity are for the development of new properties, property acquisitions, and general corporate purposes.

As of December 31, 2008, we had $38,230,352 of cash and cash equivalents, an increase of $35,777,986 compared with $2,452,366 of cash and cash equivalents as of December 31, 2007.

Financial obligations

As of December 31, 2008, we had total bank loans of $35,617,442 with a weighted average interest rate of 10.65 percent. Future scheduled maturities of loans payable were as follows:

Due Date	Outstanding Amount
2009-09-14	$3,371,198
2009-12-25	$5,130,084
2010-08-29	$5,130,084
2011-08-27	$21,986,076

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

The following table summarizes the company's loans payable that were outstanding as of December 31, 2008:

(Millions of dollars)	Balance	Interest rate	Due date

Xi'an Rural Credit Union	$3.37	9.53%	14-Sep-2009
Commercial Bank Weilai	$5.13	9.47%	25-Dec-2009
Commercial Bank Weilai	$5.13	10.21%	29-Aug-2010
China Construction Bank	$22.00	6.14%	28-Aug-2011

The currently indicated annual interest requirement on these loans totals about $3.8 million. The loan from China Construction Bank has an interest rate that floats at 110 percent of the People’s Bank of China reference rate.

The following table summarizes the amounts and types of the company's obligations and provides the estimated period of maturity for the financial obligations by class as of December 31, 2008:

Obligations Due by Period	1 year	1-3 years	3-5 years
(Millions of dollars)

Current liabilities:
Accounts payable	$10.53
Income and other taxes payable		$7.53
Other payables		$5.18
Advances (deposits) from customers		$9.26
Accrued expenses	$3.54

Long-term liabilities:
Warranties liabilities			$1.12
Deferred tax		$11.50
Fair value of embedded derivatives			$0.76
Convertible debt			$13.62

Long-term debt:
Loans payable	$8.50	$27.13
Payable to New Land’s previous shareholders	$8.43
Loans from employees		$1.52

Liquidity expectation

The company believes that the combination of present capital resources, internally generated funds, and unused financing sources are more than adequate to meet cash requirements for the year 2009.

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

As part of our funding plan, on March 9, 2007, we entered into a Shares Transfer Agreement with the shareholders of  New Land, pursuant to which we have acquired 32,000,000 shares of the New Land, constituting 100 percent equity ownership of New Land.

New Land is now in cooperation with the Baqiao District Government of Xi'an City in developing the Baqiao Science & Technology Industrial Park, a provincial development zone in Shaanxi Province. This acquisition has been completed, and the Company has the right to develop and sell 487 acres of property that has been targeted for new residential developments.

The majority of the company's revenues and expenses were denominated primarily in renminbi (RMB), the currency of the People's Republic of China. There is no assurance that exchange rates between the RMB and the U.S. dollar will remain stable. The company does not engage in currency hedging. Inflation has not had a material impact on the company's business.

Off-Balance Sheet Arrangements

Neither us, nor any of our subsidiaries has any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on their financial condition or results of operations.

Other events

On January 28, 2008, the company raised $20 million through the issuance of senior secured convertible notes to institutional investors. As part of the private placement, the company issued five-year senior secured convertible notes with an aggregate principal amount of $20 million that pays cash interest of 5 percent per annum. $9 million of the notes are convertible into common stock and carry an initial conversion price of $5.57 per share, which can be increased if certain stock price thresholds are met. Additionally, forced conversion can also occur at the Company’s discretion if certain stock price thresholds are met. The notes are secured by certain real estate assets and additionally through a pledge of common shares owned by Mr. Pingji Lu, the Company’s Chairman. Additionally, investors in the private placement were granted 1,437,467 five-year warrants with a strike price of $6.07 per common share, which are callable if certain stock price thresholds are met. Approximately 215,620 of the warrants are available as a management incentive if certain milestones are met.

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

On October 13, 2008, the company announced that it recently began constructing its third dam on the Ba River, adjacent to the company's 487-acre Baqiao housing project. The dam is expected to be completed in the second quarter of 2009. The company expects to record $3.7 million in revenue and about $0.6 million in net income when the dam is finished. The company already has secured an infrastructure construction loan of about RMB 35 million with the Xi'an Commercial Bank to finance this project. The dam will create a large lake about three meters deep on the Ba River that will increase the attractiveness and value of the Company's Baqiao housing project.

In early November 2008, China Housing and Prax Capital China Real Estate Fund I, Inc., entered into a joint agreement to develop 79 acres within China Housing’s Baqiao project. The joint venture was formed in late December 2008, subject to certain conditions and approvals, which were met. Prax Capital Real Estate Holdings Limited invested US$29.3 million cash in the joint venture, the joint venture acquired the land use rights early in the first quarter 2009 and the joint venture is proceeding with the project.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The company is subject to the following market risks, including but not limit to:

General Real Estate Risk

There is a risk that the company’s property values could go down due to general economic conditions, a weak market for real estate generally, or changing supply and demand. The company’s property held for sale value, approximately $14 million at the end of December, 2008, may change due to market fluctuations. Currently, it is valued at our cost which is significantly below the market value.

Risk Relating to Property Sales

The company may not be able to sell a property at a particular time for our full value, particularly in a poor market.

Foreign Currency Exchange Rate Risk

The company is doing all our business in the People’s Republic of China. All the revenue and profit is denominated in RMB. When RMB depreciates, it may adversely affect the company’s financial performance. Specifically, since the company’s recent $20 million senior convertible note interest payment is denominated in U.S. dollars; the depreciation of RMB may incur additional cost to our financial cost. However, the effect likely would be small.

ITEM 8. NOTES & CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of China Housing & Land Development, Inc.

We have audited the accompanying consolidated balance sheets of China Housing & Land Development, Inc., and subsidiaries (the “Company”) as at December 31, 2008 and 2007 and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We are not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2008, the Company changed its method of revenue recognition.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

Signed: “MSCM LLP” MSCM LLP Toronto, Canada March 25, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
China Housing & Land Development Inc.

We have audited the accompanying consolidated statements of income and other comprehensive income, shareholders’ equity and cash flows of China Housing & Land Development Inc. and subsidiaries (the "Company") for the year ended December 31, 2006. These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company was not required to have, nor were we engaged to perform, and audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluation the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated statements of income and comprehensive income, shareholders' equity and cash flows referred to above presents fairly, in all material respects, the results of the operations and its cash flows of China Housing & Land Development Inc for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California
March 26, 2007

CHINA HOUSING & LAND DEVELOPMENT, INC., AND SUBSIDIARIES

Consolidated Balance Sheets
As of December 31, 2008 and December 31, 2007

	December 31,	December 31,
	2008	2007
ASSETS
Cash	$37,425,340	$2,351,015
Cash - restricted	805,012	101,351
Accounts receivable, net of allowance for doubtful
accounts of $1,278,156 and $94,514, respectively	813,122	12,107,882
Other receivables, prepaid expenses and other assets	446,497	567,308
Notes receivable, net	811,695	947,918
Real estate held for development or sale	60,650,011	40,986,931
Property and equipment, net	12,391,501	5,707,012
Assets held for sale	14,308,691	12,910,428
Advance to suppliers	704,275	2,071,549
Deposits on land use rights	47,333,287	29,694,103
Intangible assets, net	46,043,660	48,205,697
Deferred financing costs	622,118	55,451
Total assets	222,355,209	155,706,645

LIABILITIES
Accounts payable	$10,525,158	$9,311,995
Advances from customers	9,264,385	5,258,351
Accrued expenses	3,539,842	1,903,451
Payable to New Land’s previous shareholders	8,429,889	11,413,229
Income and other taxes payable	7,532,730	22,711,981
Other payables	5,183,251	3,881,137
Loans from employees	1,517,039	2,388,862
Loans payable	35,617,442	14,120,034
Deferred tax liability	11,510,915	15,907,880
Warrants liability	1,117,143	2,631,991
Fair value of embedded derivatives	760,398	-
Convertible debt	13,621,934	-
Total liabilities	108,620,126	89,528,911

MINORITY INTEREST IN SUBSIDIARIES	29,109,350	-

SHAREHOLDERS' EQUITY
Common stock: $.001 par value, authorized 100,000,000 shares issued and outstanding 30,893,757 and 30,141,887, respectively	30,894	30,142
Additional paid in capital	31,390,750	28,381,534
Statutory reserves	3,541,226	2,885,279
Retained earnings	39,265,062	30,365,156
Accumulated other comprehensive income	10,397,801	4,515,623

Total shareholders' equity	84,625,733	66,177,734

Total liabilities and shareholders' equity	$222,355,209	$155,706,645

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC., AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income
For The Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
REVENUES
Sale of properties	$24,306,062	$73,579,325	$53,647,174
Other income	2,159,784	333,525	452,312

Total revenues	26,465,846	73,912,850	54,099,486

COSTS AND EXPENSES
Cost of properties and land	21,473,426	43,221,757	36,749,683
Selling, general, and administrative expenses	8,497,562	2,919,360	3,197,310
Stock-based compensation	3,078,600	-	-
Other expenses	295,595	57,416	301,158
Interest expense	1,346,183	1,652,349	289,083
Accretion expense on convertible debt	968,962	-	-
Change in fair value of embedded derivatives	(3,166,977)	-	-
Change in fair value of warrants	(4,932,961)	632,296	-
Total costs and expenses	27,560,390	48,483,178	40,537,234

(Loss) income before provision for income taxes and minority interest	(1,094,544)	25,429,672	13,562,252

(Recovery) provision for income taxes	(10,490,833)	8,743,556	4,511,442
Income before minority interest	9,396,289	16,686,116	9,050,810

Minority interest in net loss of subsidiaries, net of tax	159,564	-	-

NET INCOME	9,555,853	16,686,116	9,050,810

Gain on foreign exchange	5,882,178	3,617,405	655,435

COMPREHENSIVE INCOME	$15,438,031	$20,303,521	$9,706,245

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	30,516,411	26,871,388	20,277,615

Diluted	30,527,203	26,871,388	20,277,615
	9
EARNINGS PER SHARE
Basic	$0.31	$0.62	$0.45

Diluted	$0.30	$0.62	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT INC., AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For The Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,555,853	$16,686,116	$9,050,810
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Minority interest in subsidiaries	(159,564)	-	-
Bad debt expense	1,420,434	-	509,435
Depreciation	454,728	423,932	354,444
Gain on disposal of fixed assets	15,167	(48,347)	(149,830)
Gain on income tax settlement	(12,712,153)	-	-
Amortization of stock issued for investor relations fees	-	131,400	-
Amortization of deferred financing costs	148,606	-	-
Amortization of intangible assets	-	1,157,758	-
Stock-based compensation	3,078,600	-	-
Change in fair value of warrants	(4,932,961)	632,296	-
Change in fair value of embedded derivatives	(3,166,977)	-	-
Accretion expense on convertible debt	968,962	-	-
Non-cash proceeds from sales	(166,148)	(10,783,201)	-
(Increase) decrease in assets:
Accounts receivable	10,758,758	(8,463,433)	(431,805)
Real estate	(23,463,229)	13,696,294	3,640,231
Advances to suppliers	1,600,308	(1,480,596)	11,930,759
Deposit on land use rights	(15,387,541)	(17,695,934)	-
Other receivables and deferred charges	(114,638)	658,893	(1,118,155)
Deferred financing costs	202,888	-	-
Increase (decrease) in liabilities:
Accounts payable	570,250	2,556,717	2,716,495
Advances from customers	3,576,253	2,066,546	(28,428,381)
Accrued expense	1,607,634	42,522	1,625,843
Other payable	1,003,031	(1,016,610)	(266,309)
Income and other taxes payable	(3,934,882)	10,047,030	6,909,809
Net cash provided by (used in) operating activities	(29,076,621)	8,611,383	6,343,346

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(684,040)	1,039,410	591,312
Purchase of buildings, equipment and automobiles	(1,063,332)	(244,355)	(13,269,773)
Notes receivable collected	364,313	1,272,541	(2,246,025)
Proceed from sale of fixed assets	872,346	-	243,616
Acquisition of subsidiary	-	(27,087,844)	-
Net cash provided by (used in) investing activities	(510,713)	(25,020,248)	(14,680,870)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of convertible debt	19,230,370	-	-
Investment and advances from minority shareholder	29,268,914	-	-
Loans from bank	46,054,761	3,944,359	13,835,303

Payments on loans	(25,905,804)	(14,202,410)	(7,905,887)
Loans to or from employees, net	(1,018,357)	1,226,736	1,016,551
Repayment of loan from New Land previous shareholders	(3,704,820)	4,207,315	-
Proceeds from issuance of common stock and warrants	8,415	23,239,997	1,750,421
Net cash provided by financing activities	$63,933,479	$18,415,997	$8,696,388

INCREASE IN CASH	34,346,145	2,007,132	358,864

Effects on foreign current exchange	728,180	(35,750)	(9,976)

CASH, beginning of year	2,351,015	379,633	30,745

CASH, end of year	$37,425,340	$2,351,015	$379,633

CHINA HOUSING & LAND DEVELOPMENT, INC., AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity
For The Years Ended December 31, 2008, 2007 and 2006

			Additional			Capital	Other
	Common Stock		paid in	Statutory	Retained	contribution	comprehensive
	Shares	Par Value	capital	reserves	earnings	receivable	income	Totals
BALANCE, December 31, 2005	20,000,000	$20,000	$5,442,798	$1,234,178	$6,279,331	$-	$242,783	$13,219,090
Common stock issued for cash at $3.25	619,223	619	1,749,802	-	-	-	-	1,750,421
Net Income	-	-	-	-	9,050,810	-	-	9,050,810
Adjustment to statutory reserve	-	-	-	915,960	(915,960)	-	-	-
Capital contribution receivable	-	-	-	-	-	(5,462,798)	-	(5,462,798)
Foreign currency translation adjustment	-	-	-	-	-	-	655,435	655,435
BALANCE, December 31, 2006	20,619,223	$20,619	$7,192,600	$2,150,138	$14,414,181	$(5,462,798)	$898,218	$19,212,958
Common stock issued for consulting services	60,000	60	131,340	-	-	-	-	131,400
Common stock and warrants issued at $2.70	9,387,985	9,388	20,532,623	-	-	-	-	20,542,011
Common Stock issued from warrants conversion	74,679	75	524,971	-	-	-	-	525,046
Net Income	-	-	-	-	16,686,116	-	-	16,686,116
Adjustment to statutory reserve	-	-	-	735,141	(735,141)	-	-	-
Capital contribution receivable	-	-	-	-	-	5,462,798	-	5,462,798
Foreign currency translation adjustment		-	-	-	-	-	3,617,405	3,617,405
BALANCE, December 31, 2007	30,141,887	$30,142	$28,381,534	$2,885,279	$30,365,156	$-	$4,515,623	$66,177,734
Common Stock issued from warrants conversion	1,870	2	9,966	-	-	-	-	9,968
Stock based compensation	750,000	750	2,999,250	-	-	-	-	3,000,000
Net Income	-	-	-	-	9,555,853	-	-	9,555,853
Adjustment to statutory reserve	-	-	-	655,947	(655,947)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	5,882,178	5,882,178
BALANCE, December 31, 2008	30,893,757	$30,894	$31,390,750	$3,541,226	$39,265,062	$-	$10,397,801	$84,625,733

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 -- Organization and Basis of Presentation

China Housing & Land Development, Inc., (the Company) is a Nevada corporation, incorporated on July 6, 2004 under the name Pacific Northwest Productions Inc., (Pacific). On May 5, 2006, the Company changed its name to China Housing & Land Development, Inc. The Company, through its subsidiaries, is engaged in acquisition, development, management, and sale of commercial and residential real estate properties located primarily in Xi'an, Shaanxi Province, People’s Republic of China (PRC or China).

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Xi'an Tsining Housing Development Company Inc. (Tsining ), Xi'an New Land Development Co. (New Land), Xi'an Hao Tai Housing Development Company Inc. (Hao Tai), Manstate Assets Management Limited (Manstate), Puhua (Xi’an) Real Estate Development Co., Ltd (75% interest) (Puhua), Success Hill Investments Limited (60% interest) (Success Hill) (collectively, the Subsidiaries). All inter-company accounts and transactions have been eliminated on consolidation. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP).

Tsining was established during May 1992 as a state-owned enterprise, whose former name is Xi’an New Star Group Real Estate Development Co. Ltd, and was reorganized as a limited liability company with equity capital invested by management personnel in September 1999 with registered capital of approximately $3,140,000 (RMB 26,000,000). On March 28, 2002, the registered capital of Tsining was increased to approximately $6,050,000 (RMB 50,000,000). On May 21, 2007, the registered capital of Tsining was further increased to $17,000,000 (RMB 132,838,270).

On April 21, 2006, Tsining entered into and closed a share purchase agreement with Pacific, incorporated in the state of Nevada in the United States of America. Pursuant to the purchase agreement, Pacific acquired all of the issued and outstanding capital stock of Tsining in exchange for 16,000,000 (post-split) shares of Pacific’s common stock.

Concurrent with the closing of the purchase agreement and as a condition thereof, Pacific entered into an agreement with Deljit Bains and Davinder Bains, its then executive officers, pursuant to which they each returned 4,000,000 (post-split) shares (8,000,000 shares in total) of Pacific common stock to Pacific for cancellation. They were not compensated in any way for the cancellation of their shares of Pacific common stock. Upon completion of the foregoing transactions, Pacific had an aggregate of 20,000,000 shares of common stock issued and outstanding.

As a result of the transaction, Tsining’s stockholders owned approximately 80% of the combined company and the directors and executive officers of Tsining became the directors and executive officers of Pacific. Accordingly, the transaction has been accounted for as a reverse acquisition of Pacific by Tsining resulting in a recapitalization of Tsining. Tsining was deemed to be the purchaser and surviving company for accounting purposes.

On May 5, 2006, Pacific changed its name to China Housing & Land Development, Inc. and the stockholders approved a stock dividend of seven shares for each share held, which has been accounted for as an eight to one forward stock split. All shares and per share data have been restated retrospectively.

On March 9, 2007, the Company acquired 100% of the equity of New Land.

New Land was originally incorporated in September 2003 in Xi’an City in Shaanxi province, China. In 2006, New Land entered into an agreement with the Baqiao District Government of Xi’an City to develop Baqiao Science & Technology Industrial Park (“Baqiao Park”), a provincial development zone in Shaanxi Province, to establish a joint venture for New Land to develop and purchase approximately 487 acres in Baqiao Park. The agreement covers the period from July 2006 to June 2011. New Land is responsible for the installation and maintenance of all basic infrastructure, including water, electricity, and gas supply, along with telecommunication and sewer systems. In return, New Land has been given the exclusive right to obtain 487 acres of land use rights (“Baqiao Project”).

On June 19, 2007, New Land established Xi’an Hao Tai Housing Development Company Inc. (“Hao Tai”) for the purpose of obtaining, developing, and trading land use rights in China. Hao Tai is 100% owned by New Land and received its formal business license from the government in July 2007.

On November 10, 2008, the Company entered into a framework agreement with Prax Capital China Real Estate Fund I, Ltd., (“Prax Capital”) to develop 79 acres within the Company’s Baqiao Project site. Pursuant to the Agreement, as of December 31, 2008, Prax Capital Real Estate Holdings Limited has invested US$29,270,000 into Success Hill for an ultimate 25% interest in Puhua with various distribution rights. Prax Capital’s interest is recorded as minority interest in the consolidated financial statements. The Company holds the remaining 75% interest in Puhua directly and indirectly through Manstate and Success Hill.

Note 2 -- Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Tsining, New Land, Hao Tai and Manstate, its 75% interest in Puhua and 60% interest in Success Hill. All inter-company accounts and transactions have been eliminated on consolidation. The accompanying consolidated financial statements have been prepared in conformity with GAAP.

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

Reporting Currency and Foreign Currency Translation

As of December 31, 2008, the accounts of the Company and its Subsidiaries are maintained in their functional currency, the Chinese Yuan Renminbi ("RMB"). The consolidated financial statements of the Company have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No.52, “Foreign Currency Translation”. According to SFAS No. 52, all assets and liabilities of the Subsidiaries are translated at the exchange rate on the balance sheet date, shareholders' equity is translated at the historical rates and the statements of income and cash flows are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income."

Foreign exchange rates used:

	December 31, 2008	December 31, 2007	December 31, 2006
Period end RMB/U.S. Dollar exchange rate	6.8225	7.2946	7.8041
Average RMB/U.S. Dollar exchange rate	6.9483	7.6058	7.9723

Revenue Recognition

Effective January 1, 2008, the Company changed its revenue recognition policy for sales of development properties to the percentage of completion method. Previously, the full accrual method was used. The percentage of completion method is based on estimated costs incurred. The change is preferable as it accurately reflects the business activity of the Company and matches revenues with the costs incurred in the pursuit of such revenue. SFAS No. 154, "Accounting Changes and Error Corrections," requires that a change in accounting policy be reflected through retrospective application of the new accounting policy to all prior periods, unless it is impracticable to do so. The Company has determined that retrospective application to periods prior to January 1, 2008 is not practical as the necessary information needed to restate prior periods is not available. Therefore, the Company began to apply the percentage completion method on a prospective basis beginning January 1, 2008.

Real estate sales are reported in accordance with the provisions of SFAS No. 66, "Accounting for Sales of Real Estate". Profit from the sales of real estate properties, is recognized by the percentage of completion method on the sale of individual units when all the following criteria are met:

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

Significant judgments and estimates related to applying the percentage of completion method include the Company’s estimates of the time necessary to complete the project, the total expected revenue and the total expected costs. Fluctuations in sale prices and variances in costs from budgets could change the percentages of completion and affect the amount of revenue and costs recognized. Changes in total estimated project costs or losses, if any, are recognized in the period in which they are determined. Revenue recognized to date in excess of amounts received from customers is included in account receivable. As of December 31, 2008, the related account receivable balance was $299,745 ( 2007 and 2006 – $Nil). Amounts received from customers in excess of revenue recognized to date are classified as current liabilities under advances from customers. As of December 31, 2008 and 2007, the related advances from customers were $9,264,385 and $5,258,351, respectively.

For Company’s financed sales, the Company recognizes sales based on the full accrual method provided that the buyer's initial and continuing investment is adequate according to SFAS No. 66, “Accounting For Sales of Real Estate”. The initial investment is the buyer's down-payment less the loan amount provided by the Company. Interest on these loans is amortized over the term of the loans.

For land sales, the Company recognizes revenue when title of the land development right is transferred and collectability is assured.

Real estate rental income is recognized on the straight-line basis over the terms of the tenancy agreements.

For the reimbursement on infrastructure costs, the Company recognizes income, which is at a value agreed to by the Company and the government of the PRC, when they enter into a binding agreement.

Real Estate Capitalization and Cost Allocation

Real estate held for development or sale consists of residential and commercial units under construction and units completed. Construction in progress includes costs associated with development and construction of the Baqiao project, the JunJing II project and prepayment paid on the Tang Du project.

The Company leases land for the residential and commercial unit sites under land use rights from the government of the PRC.

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

When real estate costs are determined to be impaired, they are written down to their estimated net realizable value. The Company evaluates the carrying value for impairment based on the undiscounted future cash flows of the assets. Write-downs of real estate costs deemed impaired would be recorded as adjustments to the cost basis. No impairment loss was incurred or recorded for the year ended December 31, 2008 (December 31, 2007 - $Nil and 2006 - $79,665).

No depreciation is provided for construction in progress.

Capitalization of Interest

In accordance with SFAS No.34, “Capitalization of Interest Cost”, interest incurred during and directly related to construction is capitalized to construction in progress. All other interest is expensed as incurred.

For the year ended December 31, 2008, interest incurred by the Company was $4,659,778 (December 31, 2007 - $3,454,862 and 2006 - $2,245,021) and capitalized interest for the same period was $3,313,595 (December 31, 2007 - $1,904,096 and 2006-$1,975,588).

Concentration of Risks

The Company sells residential and commercial units to residents and small business owners and the Company sells land to other real estate developers. There was no major customer that accounted for more than 5% of the sales for the year ended December 31, 2008. One customer accounted for approximately 44% of accounts receivable as at December 31, 2008.  The Company had four major customers that accounted for approximately 62% of the Company’s sales for the year ended December 31, 2007. One of these customers accounted for 84% of accounts receivable as at December 31, 2007. The Company has no major customer that accounts for more than 5% of revenue for the year ended December 31, 2006.

The Company is dependent on third-party sub-contractors, manufacturers, and distributors for all of construction services and supply of construction materials. Construction services or products purchased from the Company's five largest subcontractors/suppliers accounted for 30% of total services and supplies for the year ended December 31, 2008 (December 31, 2007 - 56% and  December 31, 2006 – 41%).

Accounts payables to these subcontractors/suppliers amounted to $4,490,185 at December 31, 2008 (December 31, 2007 - $1,723,020).

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC and by the general state of the PRC’s economy. The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Cash and Concentration of Risk

Cash includes cash on hand and restricted cash in accounts maintained with state-owned banks within the PRC. Total cash in state-owned banks at December 31, 2008 amounted to $38,230,352 (December 31, 2007 - $2,452,366) of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts.

Restricted Cash

The bank grants mortgage loans to home purchasers and will transfer these amounts to the Company's bank account once title passes. If the homes are not completed and the new home owners have no ownership documents to secure the loan, the bank will deduct 10% of the home owner's loan from the Company's bank account and transfer that amount to a designated bank account classified on the balance sheet as restricted cash. Interest earned on the restricted cash is credited to the Company's normal bank account. The bank will release the restricted cash after home purchasers have obtained the ownership documents to secure the mortgage loan. Total restricted cash amounted to $805,012 as of December 31, 2008 (December 31, 2007 - $101,351).

Accounts Receivable

Accounts receivable consists of balances due from customers for the sale of residential and commercial units in the PRC. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimated uncollectible amounts are based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are $813,122 at December 31, 2008 (December 31, 2007-$12,107,882). And the accounts receivable are presented net of an allowance for doubtful accounts of $1,278,156 at December 31, 2008 (December 31, 2007 - $94,514).

Other Receivables

Other receivables consist of various cash advances to unrelated companies and individuals. These amounts are not related to operations of the Company, are unsecured, non-interest bearing and generally short term in nature. The balance of other receivables after deduction of an allowance for doubtful accounts, was $446,497 as of December 31, 2008 (December 31, 2007 - $567,308). Other receivables are reviewed annually as to whether their carrying value has become impaired. As of December 31, 2008, the Company has established an allowance for doubtful accounts of $473,058 (December 31, 2007 - $190,372).

Notes Receivable

The Company finances sales to certain new homeowners with terms of one to three years. These loans are non-interest bearing, therefore the Company has discounted the carrying amount of notes receivable at the market mortgage rate at 5.4% (2007 – 6.35%). Notes receivable are presented net of allowance for doubtful accounts.

	2008	2007

Notes receivable	$859,682	$1,036,75
Less: unamortized interest	(47,988)	(88,857)

Notes receivable, net	$811,695	$947,918

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the year ended December 31, 2008, 2007 and 2006 amounted to $454,728, $423,932 and $354,444 respectively. Depreciation expense was included in the selling, general and administrative expenses and other income. Estimated useful lives of the assets are as follows:

Estimated Useful Life

Head office buildings and improvements	30 years
Income producing properties	21 - 30 years
Vehicles	6 years
Electronic equipment	5 years
Office furniture	5years
Computer software	3 years

Maintenance and repairs are charged directly to expenses as incurred. Major additions and betterment to property and equipment are capitalized and depreciated over the remaining useful life of the assets.

Asset Held for Sale

The Company intends to sell one of its fixed assets which consist of 13,609 square meters of retail units with net book value of $14,308,691 as of December 31, 2008 (December 31, 2007 - $12,910,428) and the Company ceases depreciation of the asset.

Long-lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS No. 144, “Accounting For Impairment on Disposal of Long-Lived Assets” which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes there were no impairments of its long-lived assets as of December 31, 2008 and 2007.

Advances to Suppliers

Advances to suppliers consist of amounts paid in advance to contractors and vendors for services and materials. Advances amounted to $704,275 as of December 31, 2008 (December 31, 2007 - $2,071,549).

Deposits on Land Use Rights

Deposits on land use rights consist of deposits held by the PRC government to purchase land use rights in Baqiao and other projects under planning. Deposits amounted to $47,333,287 as of December 31, 2008 (December 31, 2007 - $29,694,103).

Intangible Assets

Intangible assets relate to the development right for the 487 acres of land in Baqiao Park obtained from the acquisition of New Land in fiscal 2007. The intangible assets have a definite life. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the intangible assets are subject to amortization over their useful life. The method of amortization selected reflects the pattern in which the economic benefit of the intangible assets are realized. The amortization is based on the acreage of land sold or developed and weighted-average expected profit margins. This method is intended to match the pattern of amortization with the income-generating capacity of the assets.

As of December 31, 2008, the amount recorded for its intangible assets were $46,043,660 (December 31, 2007 - $48,205,697). The Company evaluates its intangible assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Based on estimated future cash flows, the Company records a write-down for impairments, if appropriate. For the year ended December 31, 2008, the Company has recorded $0  (2007 - $1,157,758) of amortization on the intangible asset.

Deferred financing costs

Debt issuance costs are capitalized as deferred financing costs and amortized on a straight line basis over the term of the debt. The amortization expense for the year ended December 31, 2008 was $148,606 (2007 and 2006 -$0). This amortization expense was included in the general administrative expense.

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

Level 2
  Pricing inputsare other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as over the counter forwards, options and repurchase agreements.

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

Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2008:

Fair Value Measurements Using	Assets/Liabilities
	Level 1	Level 2	Level3	At Fair Value
Warrants liabilities	-	$1,117,143	-	$1,117,143
Derivative liabilities	-	760,398	-	760,398
Total	-	$1,877,541	-	$1,877,541

Accounts Payable

Accounts payable consists of balances due to subcontractors and suppliers for the purchase of construction services and the Baqiao government for land use rights. Accounts payable amounted to $10,525,158 at December 31, 2008 (December 31, 2007 - $9,311,995).

Advances from Customers

Advances from customers represent prepayments by customers for home purchases. The Company records such prepayments as advances from customers when the payments are received. The balance is reduced by the percentage of revenue recognized. Advances from customers amounted to $9,264,385 at December 31, 2008 (December 31, 2007 - $5,258,351).

Other Payables

Other Payables consist of balances for non-construction costs with unrelated companies and individuals. These amounts are unsecured, non-interest bearing and short term in nature. Other payables amounted to $5,183,251 as of December 31, 2008 (December 31, 2007 - $3,881,137) of which, $731,087 is payable for JV set up (2007 -$Nil).

Advertising Costs

Advertising and sales promotion costs are expensed as incurred. Advertising expense for the year totaled $1,261,495 (2007 - $781,998 and 2006 - $565,577)

Warranty Costs

Generally, the Company provides all of its customers with a limited (half a year to 5 years) warranty period for defective workmanship. The Company accrues the estimated warranty costs into the cost of its homes as a liability after each project is closed based on the Company's historical experience, which normally is less than 0.2% of total costs of the project. Any excess amounts are expensed in the period when they occur. Any significant material defects are generally under warranty with the Company's suppliers. Currently, the Company retains 5% of the total construction contract from the construction contractors for a period of one year after the completion of the construction. Such retention amounts will be used to pay for any repair expense incurred due to defects in the construction. The Company has not historically incurred any significant litigation requiring additional specific reserves for its product offerings. As of December 31, 2008 and 2007, the Company did not accrue for warranty costs.

Income Taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At December 31, 2008 and 2007 the significant accounting to tax difference was related to the intangible assets which have no tax value.

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109", ("FIN 48"), on January 1, 2007. The Company did not have any material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48. During fiscal 2008, the Company settled a prior year income tax liability with the PRC local tax authority resulting in a gain of $12,712,153 included in the provision for income taxes. The local tax authority examined the Company’s tax records and issued an income tax settlement report. Management believes there is only a remote possibility that the local tax authority or higher tax authority will reassess the tax settlement.

The Company files income tax returns in the PRC jurisdictions. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax liability as a component of general and administrative expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax rate differences from the federal statutory rate primarily due to non-deductible expenses, temporary differences and preferential tax treatment. No assessments of income taxes for the years ended December 31, 2008, 2007 and 2006 have been received by the Company, except for the income tax settlement report issued by local tax authority as previously described.

PRC and Local Income Tax

The subsidiaries of the Company are governed by the Income Tax Laws of the PRC concerning Chinese registered limited liability companies. Under the Income Tax Laws of the PRC, Chinese enterprises are generally subject to income tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region for which more favorable effective tax rates are applicable. New Land and Hao Tai are entitled to a refund of 6% of taxes otherwise payable if they meet certain annual earning criteria.

The provision for income taxes for the year ended December 31, 2008, 2007 and 2006 consisted of the following:

	2008	2007	2006
(Recovery) provision for China income and local tax	$(10,490,833)	$9,125,616	$4,511,442
Provision of deferred taxes	-	(382,060)	-

Total (recovery) provision for income taxes	$(10,490,833)	$8,743,556	$4,511,442

	2008	2007	2006
(Loss) income before provision for income taxes	$(1,094,544)	$25,429,672	$13,562,252
U.S. statutory rate of 34%	(372,145)	8,646,088	4,611,166
Foreign loss (income) not recognized in USA	2,092,057	(9,766,843)	(4,611,166)
Non-taxable income and non-deductible expense	(2,424,532)	819,055	-
Foreign (loss) income tax rate of 25% (2007 and 2006 -33%)	(1,538,277)	9,541,001	4,511,442
Favorable foreign income tax settlement	(12,712,153)	-	-
Tax on favorable foreign income tax settlement	3,170,407	-	-
Tax incentive on New Land and Hao Tai	-	(344,133)	-
Recovery of future income tax provision		(382,060)
Change in valuation allowance	1,293,810	230,448	-
(Recovery) provision for income taxes	(10,490,833)	8,743,556	4,511,442

Deferred tax

The tax effects of temporary differences that give rise to the Company’s deferred tax liability as of December 31, 2008 and December 31, 2007 are as follows:

	2008	2007

Deferred tax asset
Non-capital losses	1,530,488	236,678
Valuation allowance	(1,530,488)	(236,678)
Net deferred tax asset	-	-

Deferred tax liability
Temporary difference related to intangible asset	$15,907,880	$15,907,880
Foreign exchange rate change	(4,396,965)
Net deferred tax liability	$11,510,915	$15,907,880

As of December 31, 2008, the Company’s PRC subsidiaries have net operating loss carry forward of approximately $2,356,757which will begin to expire in 2013. The Company has U.S. net operating loss carry forward of approximately $2,768,525, which will begin to expire in 2026.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the SFAS No. 128, "Earnings per share". Basic net earnings per share are based upon the weighted average number of common shares outstanding. Diluted net earnings per share are based on the assumption that all dilutive convertible shares, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method.

Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the year.

Minority Interest

Minority interest is attributable to the minority shareholders of Puhua and Success Hill. Minority interests in net income and losses are generally subtracted from or added to arrive at consolidated net income.

Share based compensation

The Company records stock-based compensation pursuant to Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payments,” (“FAS123R”), which established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement requires companies to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period of services rendered.

Comprehensive Income

Comprehensive income consists of net income and foreign currency translation gains and losses affecting shareholders' equity that, under GAAP, are excluded from net income. The gain on foreign exchange translations totaled $5,882,178, $3,617,405 and $655,435 for the year ended December 31, 2008, 2007 and 2006, respectively.

Statement of Cash Flows

In accordance with SFAS No. 95, "Statement of Cash Flows," cash flows from the Company's operations are calculated based upon the local currencies translated at the weighted average exchange rate for the year. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Accounting Principles Recently Adopted

SFAS No. 159, "The Fair Value Option for Financial Assets and Financials Liabilities -- Including an Amendment of FASB Statement No.115" issued by FASB in February 2007, permits measurement of certain financial assets and financial liabilities at fair value. If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date. Generally, the fair value option may be elected on an instrument by instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 requires prospective application and certain additional presentation and disclosure requirements. The adoption on January 1, 2008 of this statement did not have a material impact on the Company's consolidated financial statements.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" which revised SFAS No. 141, "Business Combinations". SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquirer and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. As the provisions of SFAS No. 141(R) are applied prospectively, the impact of this standard cannot be determined until the transactions occur.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements". SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 160.

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

In April 2008, the FASB issued FSP SFAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142's entity-specific factors. FSP 142-3 is effective for for financial statements issued for fiscal years and interim periods beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of FSP 142-3.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 bacame effective on November 15, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS No. 162.

In May 2008, the FASB issued FASB FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)". FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. Such separate accounting also requires accretion of the resulting discount on the liability component of the debt to result in interest expense equal to an issuer`s nonconvertible debt borrowing rate. In addition, the FSP provides for certain changes related to the measurement and accounting related to derecognition, modification or exchange. FSP APB

14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The adoption of FASB FSP APB 14-1 is not expected to have a significant impact on the Company’s consolidated financial statements.

In September 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing income per share under the two-class method pursuant to SFAS No. 128, "Earnings per Share." This guidance establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Furthermore, all prior period earnings per share data presented shall be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1. The Company is currently evaluating the potential impact of the adoption of FSP EITF 03-6-1.

Note 3 — Acquisition

On March 9, 2007, the Company entered into a Share Transfer Agreement (the “Agreement”) to acquire RMB 32 million of registered and paid-in capital of New Land, representing 100% equity ownership of New Land. The acquisition was effective on May 31, 2007. The total purchase price for the acquisition was RMB 270 million, (approximately $35.2 million). The total purchase price included 1) an initial cash payment of RMB 5 million, (approximately $0.6 million), payable within 20 days after the signing of the Agreement, 2) an additional cash payment of RMB 57 million, approximately $7.4 million, within 30 days of the receipt of the due diligence report and 3) a promissory note of the aggregate amount of RMB 208 million, (approximately $27.2 million), bearing 10% interest with a maturity of January 30, 2009. As of December 31, 2008, the remaining balance of the above note payable under the Agreement amounted to $5,606,449 (2007 - $8,717,684) (see note 10) and New Land’s original shareholders have agreed to extend the loan to December 31, 2009.

The Company accounted for the business combination using the purchase method of accounting pursuant to SFAS No. 141, “Business Combinations”. The purchase price was allocated to the identifiable assets and liabilities assumed based on their estimated fair values.

Purchase Price	$35,286,737

Value assigned to assets and liabilities:
Assets:
Cash	$50,390
Other receivables	20,318
Equipment	102,577
Work in progress	6,448,748
Prepayment	224,597
Intangible assets	47,107,396

Liabilities:
Accounts payable	(963,233)
Other payables	(2,100,310)
Accrued expenses	(58,304)
Deferred tax	(15,545,441)
Total net assets	$35,286,637

The operations of New Land, starting from June 1, 2007, are included in the Company’s consolidated financial statements.

Note 4 -- Supplemental Disclosure of Cash Flow Information

Income taxes paid amounted to $225,964, $384,615 and $0 for the year ended December 31, 2008, 2007 and 2006, respectively. Interest paid for the year ended December 31, 2008, 2007 and 2006 amounted to $3,724,070, $1,975,917 and $2,147,800 respectively.

Note 5 – Real Estate

The following summarizes the components of real estate inventories as at December 31, 2008 and 2007:

	2008	2007

Finished projects	$10,181,827	$16,130,130
Construction in progress	50,468,184	24,856,801

Total real estate held for development or sale	$60,650,011	$40,986,931

Note 6 -- Accounts Receivable

Accounts receivable consist of the following as at December 31, 2008 and 2007:

	2008	2007

Accounts receivable	$2,691,278	$12,202,396
Allowance for doubtful accounts	(1,278,156)	(94,514)

Accounts receivable, net	$813,122	$12,107,882

Note 7 -- Other Receivables, Prepaid Expenses and Other Assets

Other receivables, prepaid expenses and other assets consist of the following as at December 31, 2008 and 2007:

	2008	2007

Other receivables	$916,886	$749,890
Allowance for bad debts	(473,058)	(190,372)
Prepaid expenses	2,669	7,790

Other receivables, prepaid expense other assets	$446,497	$567,308

Note 8 -- Property and Equipment, Net

Property and equipment consist of the following as at December 31, 2008 and December 31, 2007:

	2008	2007
Head office buildings and improvements	$3,234,628	$1,018,494
Income producing properties	24,588,347	18,469,852
Electronic equipment	238,422	195,244
Vehicles	71,140	87,740
Office furniture	183,939	119,960
Computer software	91,272	48,180

Totals	28,407,748	19,939,470

Accumulated depreciation	(1,707,556)	(1,322,030)
Net book value of assets held for sale	(14,308,691)	(12,910,428)

Property and equipment, net	$12,391,501	$5,707,012

During the years ended December 31, 2208 and 2007, no depreciation was recorded with respect to the assets held for sale.

Note 9 -- Intangible assets

Intangible asset consists of the following as at December 31, 2008 and 2007:

	2008	2007
Intangible acquired	$47,334,342	$49,412,847
Accumulated amortization	(1,290,682)	(1,207,150)

Intangible assets, net	$46,043,660	$48,205,697

Note 10 – Loans payable to New Land’s previous shareholders

The Company has loans payable to previous shareholders of New Land totaling to $8,429,889 at December 31, 2008 (December 31, 2007 - $11,413,229). $5,606,449 (2007 - $8,717,684) of the total relates to the acquisition of New Land (see note 3) and is due in December 2009. The remaining balance pertains to additional loans made by these shareholders and is due in December 2009. The loans bear interest at 10% per annum.

Note 11 -- Loans from Employees

The Company has borrowed monies from certain employees to fund the Company's construction projects. These loans bear interest at rates ranging between 7% and 12% and all principal amounts matures in 2009. At December 31, 2008, loans from employees amounted to $1,517,039 (December 31, 2007 - $2,388,862).

Note 12 -- Loans Payable

Loans payable represent amounts due to various banks and are due on demand or within three years. These loans generally can be renewed with the banks when they mature. Loans payable at December 31, 2008 and December 31, 2007 consisted of the following:

	2008	2007

Commercial Bank Weilai Branch
Due August 29, 2008, annual interest rate is at 11.34 percent, secured by the Company's Xin Xing Gangwan, Xin Xing Tower and Ming Yuan Yuan projects	$-	$5,209,333

Commercial Bank Weilai Branch
Due December 25, 2009, annual interest is at 9.47 percent, secured by the Company's 24G projects	5,130,084	5,483,508

Commercial Bank Weilai Branch
Due August 29, 2010, annual interest is at 10.21 percent, guaranteed by Tsining and secured by the Company's Xin Xing Tower and part of the JunJing II project	5,130,084	-

Xi'an Rural Credit union Zao Yuan Rd. Branch
Due September 14, 2009, annual interest is at 9.527 percent, secured by the Company's Jun Jing Yuan I, Han Yuan and Xin Xing Tower projects	3,371,198	3,427,193

China Construction Bank, Xi'an Branch
Due August 27, 2011, annual interest is at floating interest rate based on 110% of People’s Bank of China rate, secured by the Company's Jun Jing Yuan II project	21,986,076	-

Total	$35,617,442	$14,120,034

All loans were borrowed for construction projects. All interest paid was capitalized and allocated to JunJing II project.

On June 28, 2008, the Company signed a strategic partnership Memorandum Of Understanding (“MOU”) with China Construction Bank Xi’an Branch that established a RMB 1 billion credit line for real estate development by the Company and its subsidiaries. Under the MOU, the Company is required to meet certain bank covenants. On August 28, 2008, the Company entered a loan agreement with China Construction Bank Xi’an Branch for a RMB 150 million loans maturing on

August 27, 2011. $21,986,075 (RMB 150 million) was received by the Company at December 31, 2008; there are no specific bank covenants required on this loan.

Note 13 - Convertible debt

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

The convertible debt is secured by a first priority, perfected security interest in certain shares of common stock held by Lu Pingji, the chairman of the Company. The convertible debt is subject to events of default customary for convertible securities and for a secured financing.

Both the warrant and embedded derivative associated with convertible debt meet the definition of a derivative instrument according to FASB No. 133, ” Accounting for Derivative Instruments and Hedging Activities” and are recorded as a derivative instrument liabilities and periodically marked-to-market. The fair value of the warrants and embedded derivative on inception were determined to be $3,419,653 and $3,927,375, respectively, using the Cox-Rubinstein-Ross (“CRR”) Binomial Lattice Model with the following assumptions: expected life 4.32 years, expected volatility - 75%, risk free interest rate - 2.46% and dividend rate - 0%. The fair value of the warrants and embedded derivative at December 31, 2008 were determined to be of $658,682 and $760,398, respectively, using the CRR Binomial Lattice Model with the following assumption: expected life 4.08 - 4.16 years, expected volatility - 90%, risk free interest rate - 1.31-1.33% and dividend rate - 0%. For the year ended December 31, 2008, the Company recorded a change in fair value for the warrants and embedded derivative of $(2,760,971) and $(3,166,977), respectively in the consolidated statement of income.

After allocating the gross proceeds to the fair value of the warrants and the embedded derivative instrument, the remaining proceeds were allocated as the initial carrying value of the Convertible debt. The amount is accreted to its face amount at maturity using the effective interest method. The effective interest rate was determined to be 15.42%. The carrying value of Convertible debt at December 31, 2008 was $13,621,934. Related interest expense and accretion expense for the year ended December 31, 2008 were $964,897 and $968,962, respectively.

Note 14 -- Minority interest

Minority interest consists of the interest of minority shareholders in the subsidiaries of the Company. As of December 31, 2008 minority interest amounted to $29,109,350 (December 31, 2007 - $Nil)

On November 5, 2008, the Company and Prax Capital entered into a conditional joint agreement to develop 79 acres within China Housing’s Baqiao project located in Xi’an. Prax Capital invested US$ 29.3 million for a 25% interest in Puhua with various distribution rights by acquiring 1,000 Class A shares of Success Hill. Prax Capital’s Class A Shares in Success Hill are redeemable at the option of holder, provided that Prax gives advance notice, and with the Company’s approval. Prax has the first right of the distribution on profits, commencing with a cumulative annual return rate of 25% for their equity ownership, capped out at an additional 10% based on the success of the development and on the market conditions. At this time, the company believes that it is not probable that Prax Capital will exercise their redemption option.

Under FAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” the shares with the redeemable feature are not classified as a liability since they are not mandatorily redeemable.

Rule 5-02.28 of Regulation S-X (and ASR 268) specifically requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are contractually redeemable 1) at a fixed or determinable price on a fixed or determinable date or dates, 2) at the option of the holder, or 3) upon the occurrence of an event that is not solely within the control of the issuer.

As Prax’s put option provides them the right to sell the Preferred Shares back to the Company, the Preferred Shares meet 2) “at the option of the holder” above.  As such, the Class A shares in Success Hill should be classified as mezzanine equity.

On November 5, 2008, the Company entered into a Deed of Guarantee (the “Guarantee”), in favor of Prax Capital and Success Hill (Success Hill and together with Prax, the “Beneficiaries”) whereby the Company guarantees the performance of certain obligations relating to the agreements entered into with Prax Capital.

The Guarantee is a continuing Guarantee and shall remain effective until a termination event occurs as contemplated by the Guarantee. If the Company fails to timely and fully perform its obligations under the Guarantee then the Beneficiaries shall be afforded the appropriate remedy as contemplated by the Guarantee, including, but not limited to, the claim for damages and the reimbursement of expenses. Any amounts payable under the Guarantee by the Company shall include interest accrued at the rate of 10% from the due date of such payment.

As of December 31, 2008, the Company owned a 75% interest in Puhua. Given the Company’s majority ownership interest, the accounts of Puhua have been consolidated with the accounts of the Company, and a minority interest has been recorded for the minority investors’ interests in the net assets and operations of Puhua to the extent of the minority investor’s investments.

Minority interest
Minority interest at November 5, 2008	$29,268,914
Minority interests’ share of loss for the year	(159,564)
Distributions for the year	0
Minority Interest at December 31, 2008	$29,109,350

Note 15 -- Accrued Expenses

	2008	2007
Accrued expenses	$855,270	$362,854
Accrued Interest	$2,684,572	1,540,597
Total	$3,539,842	$1,903,451

In accrued expense, there is a $293,148 (RMB 2 million) finder fee payable to an unrelated party that assisted the Company in the formation of Puhua.

Note 16 -- Shareholders' Equity

Common stock

(1)
On June 28, 2006, the Company entered into securities purchase agreements with accredited investors and completed the issue of $1,075,000 of the Company’s common stock and common stock purchase warrants. The securities sold were an aggregate of 330,769 shares of common stock and 99,231 warrants. Each warrant is exercisable for three years with an initial exercise price of $3.60 per share. The exercise price was amended to $3.31 per share during 2007 with additional 8,770 warrants were issued.

Pursuant to the terms of the warrants, each investor has contractually agreed to restrict its ability to exercise the warrants to an amount which would not exceed the difference between the number of shares of common stock beneficially owned by the holder or issuable upon exercise of the warrant held by such holder and 9.9% of the outstanding shares of common stock of the Company.

In connection with the offering, the Company paid a placement fee of 10% of the proceeds in cash, together with other expenses in the amount of 3% of the proceeds, in cash. In addition, the placement agent was issued warrants to purchase 66,154 shares of common stock on the same terms and conditions as the investors. The fair value of these warrants was determined to be $118,340 on the date they were issued, and were exercised during 2007.

The fair value of each warrants at December 31, 2008 was determined to be $0.04 (2007 -$2.52) using the CRR Binomial Lattice Model with the following assumptions: expected life – 0.47 years (2007 – 1.47 years); expected volatility – 90% (2007 - 75%), risk free interest rate – 0.27% (2007 – 3.20%) and dividend rate – 0% (2007 – 0%).

(2)
Pursuant to securities purchase agreements with accredited investors dated July 7, 2006, the Company received $124,975 and issued 38,454 shares of common stock and 11,536 warrants. Each warrant is exercisable for three years at an initial exercise price of $3.60 per share. The exercise price was amended to $3.31 per share during 2007 with 1,020 warrants were issued.

In connection with the offering, the Company paid a placement fee of 10% of the proceeds in cash, together with other expenses in the amount of 3% of the proceeds, in cash. In addition, the placement agent was issued warrants to purchase 7,691 shares of common stock on the same terms and conditions as the investors. The fair value of these warrants was determined to be $13,727 on the date they were issued, and were exercised during 2007.

The fair value of each warrant at December 31, 2008 was determined to be $0.04 (2007 -$2.53) using the CRR Binomial Lattice Model with the following assumptions: expected life – 0.49 years (2007 – 1.49 years); expected volatility – 90% (2007 - 75%), risk free interest rate – 0.27% (2007 – 3.20%) and dividend rate – 0% (2007 – 0%).

(3)
Pursuant to securities purchase agreements with accredited investors dated August 21, 2006, the Company received $812,500 and issued 198,845 shares of common stock and 75,000 warrants. Each warrant is exercisable for three years at $3.60 per share. The exercise price was amended to $3.31 per share during 2007 with 17,574 warrants were issued.

In connection with the offering, the Company paid a placement fee of 10% of the proceeds in cash, together with other expenses in the amount of 3% of the proceeds, in cash. In addition, the placement agent was issued warrants to purchase 50,000 shares of common stock on the same terms and conditions as the investors. The fair value of these warrants was determined to be $94,646 on the date they were issued, and were exercised during 2007.

The fair value of each warrant at December 31, 2008 was determined to be $0.06 (2007 -$2.59) using the CRR Binomial Lattice Model with the following assumptions: expected life – 0.62 years (2007 – 1.62 years); expected volatility – 90% (2007 - 75%), risk free interest rate – 0.30% (2007 – 3.20%) and dividend rate – 0% (2007 – 0%).

The Company filed the registration statement registering the resale of shares of the Company’s common stock and those issuable upon exercise of the warrants on August 21, 2006 and the registration statement was effective on September 14, 2006.

(4)
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

(5)
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

The fair value of each warrant at December 31, 2008 was determined to be $0.16 (2007 -$0.76) using the CRR Binomial Lattice Model with the following assumptions: expected life – 3.34 years (2007 – 4.34 years); expected volatility – 90% (2007 - 75%), risk free interest rate – 1.09% (2007 – 3.35%) and dividend rate – 0% (2007 – 0%).

(6)
According to Section 4.8, Anti-Dilute of the Share Purchase Agreements dated June 28, 2006, July 7, 2006 and August 21, 2006, the Company issued 126,138 shares of common stock and 27,364 warrants during 2007; additionally, the Company reduced the exercise price of all related warrants from $3.60 to $3.31.

123,845 warrants having an exercise price of $3.31 were exercised in July 2007 on non-cash, basis resulting in the issuance of 29,377 shares of common stock.

The fair value of each additional warrant at December 31, 2008 was determined to be in the range from $0.04 to $0.06 (2007 – $2.54 to $2.60) using the CRR Binomial Lattice Model with the following assumptions: expected life ranges from 0.47 to 0.62 years (2007 – 1.47 to 1.62); expected volatility – 90% (2007 – 75%), risk fee interest rate ranges from 0.27% to 0.3% and dividend rate – 0% (2007 – 0%).

Pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in, a Company's Own Stock," the warrants issued contain a provision permitting the holder to demand payment based on a Black Scholes valuation in certain circumstances. Therefore, under EITF 00-19 and SFAS No. 133, the Company recorded all warrants as a liability at their fair value on the date of grant and then marked them to $458,461(2007 - $2,631,991) at December 31, 2008.  The change in fair value of related warrants for the year ended December 31, 2008 was $2,171,990 (2007 -$632,296 and 2006 -$Nil).

Including the fair value of warrants associated with convertible debenture (see note 13), the total warrant liability as at December 31, 2008 was $1,117,143 (2007 - $2,631,991).  The total change in fair value of warrants for the year ended December 31, 2008 was $4,932,961 (2007 - $632,296 and 2006- $Nil).

The Company filed the registration statement registering the resale of shares of the Company’s common stock on June 22, 2007 and the registration statement was effective on July 5, 2007.

On July 2, 2008, the Company granted 750,000 shares of common stock that vested immediately to members of management. The number of shares granted to each individual is calculated in accordance with the Company’s Detail Implementation Rule for Restricted Stock Incentive Plan of 2007-2008. The Company recognized a $3,000,000, based on the stock price on the grant date, stock based compensation expense for the year ended December 31, 2008 (2007 and 2006 – Nil).

As at December 31, 2008, the Company accrued as a liability $78,600 stock based compensation expense for 54,583 shares of common stocks to be granted by the Company to various directors and executive in 2009.

Warrants

Following is a summary of the warrant activity:

	Number of Warrants Outstanding	Weighted Average Exercise Price

December 31, 2005	-	$-
Granted	309,612	3.31
December 31, 2006	309,612	3.31
Granted	2,805,918	4.49
Exercised	(169,147)	3.63
December 31, 2007	2,946,383	$4.41
Granted	1,437,467	$6.07
Exercised	(1,870)	$4.50
December 31, 2008	4,381,980	$4.96

Following is a summary of the status of warrants outstanding at December 31, 2008:

	Outstanding Warrants
Exercise Price	Number	Average Remaining Contractual Life

$3.31	213,131	0.53 years
$4.50	2,731,382	3.34 years
$6.07	1,437,467	4.16 years

Note 17 -- Statutory Reserves

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

Statutory surplus reserves are to be utilized to offset prior years' losses, or to increase its share capital. When a limited liability company converts its surplus reserves to capital in accordance with a shareholders' resolution, the Company will either distribute new shares in proportion to the number of shares held by each shareholder, or increase the par value of each share. Except for the reduction of losses incurred, any other usage should not result in this reserve balance falling below 25% of the registered capital. Total registered capital of all the PRC subsidiaries at December 31, 2008 is approximately $81.8 million (December 31, 2007 - $23.6 million).

Pursuant to the board of directors' resolution, Tsining transferred 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the PRC subsidiaries’ registered capital.

The transfer to this reserve must be made before distributions of any dividends to shareholders. For the year ended December 31, 2008, the Company appropriated $665,947 (December 31, 2007 - $735,141 and 2006 - $915,960) to this surplus reserve.

Note 18 -- Employee Welfare Plan

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The Company established a retirement pension insurance, unemployment insurance, health insurance and house accumulation fund for the employees during the term they are employed. For the year ended December 31, 2008, 2007 and 2006, the Company made contributions in the amount of $71,705, $51,781 and $13,922, respectively.

Note 19 -- Earnings Per Share

Earnings per share for years ended December 31, 2008, 2007 and 2006 were determined by dividing net income for the years by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

	2008	2007	2006
Numerator
Income attributable to common shareholders - basic	$9,555,853	$16,686,115	$9,050,810
Effect of dilutive securities
Warrants	(536,480)	-	-
Income attributable to common shareholders - diluted	$9,019,373	$16,686,115	$9,050,810
Denominator
Weighted average shares outstanding - basic	30,516,411	26,871,388	20,277,615
Effect of dilutive securities
Warrants	10,792	-	-
Weighted average shares outstanding - diluted	30,527,203	26,871,388	20,277,615
Earnings per share
Basic earnings per share	$0.31	$0.62	$0.45
Diluted earnings per share	$0.30	$0.62	$0.45

Certain outstanding warrants have an anti-dilutive effect on the earnings per share and are therefore excluded from the determination of diluted earnings per share calculation.

Notes 20 -- Other Income

The Company rents certain portions of its residential and commercial units to individuals and businesses for 1 year terms, renewed annually.

Rental income and other income and expenses for the year ended December 31 consisted of the following:

	2008	2007	2006
Other interest income	$1,433,837	$42,380	$30,395
Other non-operating income	339,568	89,439	58,543
Rental income, net	369,798	153,359	213,544
Gain on disposal of fixed assets and inventory	16,581	48,347	149,830
Total	$2,159,784	$333,525	$452,312

Note 21 -- Segmented Information

The Company has one operating segment, being the real-estate sales and development. All revenue is from customers in the PRC and all of the Company’s assets are located in the PRC.

Note 22 -- Commitments and Contingencies

The Company leases part of its office space under non-cancelable operating lease agreements. The leases expired on December 31, 2008 and the Company is in the process of renewing the lease. The future minimum rental payments required under the operating lease agreements are $118,095. The leases are expected to be renewed on annual basis.

The Company entered into a contract with Xi’an Baqiao local government for a rubber dam construction project. The Company is committed to spend approximately $1,026,017 for this project.

As of December 31, 2008, the Company was committed to one land use right with an unpaid balance of approximately $2.6 million. The balance is not due until the vendor removes the existing building on the land and changes the zoning status on the land use right certificate.

On December 12, 2008, the Company entered into a contract to acquire a land use right for total consideration of $37.5 million. Approximately, $7.3 million was paid and is included in Deposits on land use rights.

Note 23 -- Subsequent event

On January 21, 2009, the Company completed the acquisition of Xi’an Xinxing Property Management Co., Ltd. (“Xinxing Property”). Xinxing Property was privately owned and provides property management services to most of the Company’s past residential and commercial projects. Xinxing Property’s current service area totals 1.67 million square meters in 43 facilities that include residential, commercial, and school buildings and parks. Total consideration for the acquisition is RMB 12 million.

Xinxing Property provided the property management services to the Company during the year ended December 31, 2008 totaled $144,384 (2007 - $35,793 and 2006 - $69,234) and Xinxing Property leased the offices from the Company for $303,988 during the same year (2007 - $85,219 and 2006 – $45,308) . The Company has a receivable balance of $1,901 (2007- $1,778) and a payable balance of $1,207,047 (2007 -$1,128,928) with Xinxing property as of December 31, 2008.

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

In connection with the audit of the Company’s consolidated financial statements for each of the fiscal years ended December 31, 2006 and through December 10, 2007, there were: (i) no disagreements between the Company and MSWFT on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of MSWFT, would have caused MSWFT to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such years, and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Effective as of  December 13, 2007, the engagement date, the Company engaged MSCM LLP (New Auditor) as the Company’s new independent registered public accounting firm. The decision to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on December 10, 2007.

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

(a)     Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures there were still room for improvement as of the end of the period covered by this report. The company has engaged Ernest & Young to help us comply with SOX 404.

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

Management’s Annual Report on Internal Control Over Financial Reporting

We performed an evaluation of the effectiveness of our internal control over financial reporting that is designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with Generally Accepted Accounting Principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008. Based on such evaluation, our management, including the CEO and CFO, has concluded that the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) as of December 31, 2008 still has room to improve. Notwithstanding the foregoing, there can be no assurance that the Company’s internal control over financial reporting will detect or uncover all failures of persons within the Company to comply with these procedures.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Starting February 2009, the Company has engaged Earnest Young to help the company perform SOX 404 evaluation and preparation work. Our management hopes that this course of action will further improve the effectiveness of company’s internal control and by the end of 2009 to achieve SOX 404 compliance.

Changes in Internal Control over Financial Reporting.

During the year ended December 31, 2008, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f)under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers and Directors

Below are the names and certain information regarding our executive officers and directors.

Name	Age	Title (1)
Mr. Pingji Lu	58	Chairman of the Board of Directors
Mr. Xiaohong Feng	44	Chief Executive Officer & Managing Director
Ms. Jing Lu	29	Chief Operating Officer & Board Secretary
Mr. GenXi’ang Xiao	46	Vice President & Managing Director
Mr. Michael Marks	37	Independent Director
Mr. Albert McLelland	50	Independent Director
Ms. Carolina Woo	69	Independent Director
Mr. Suiyin Gao	55	Independent Director
Mr. William Xin	42	Chief Financial Officer

Officers are elected annually by the Board of Directors, at the Company’s annual meeting, to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

Background of Executive Officers and Directors

Mr. Lu Pingji, Chairman of the Board of Directors

Mr. Lu has served as the Chairman of the Board of Directors since he joined the company in 1999. He also served as the company’s Chief Executive Officer from 1999 until January 2009, when his CEO duties were assumed by Mr. Xiaohong Feng. Mr. Lu has more than 40 years of experience in housing development, management, and construction. After graduating from the Xi’an Army College with a major in architectural engineering, Mr. Lu served 32 years in the Chinese Army in architecture and engineering and completed his military career with the rank of Senior Colonel. Mr. Lu was the founder of Lanbo Financial Investment Company Group Limited, where he was the Chairman of the Board and Chief Executive Officer from its formation in September 2003 until its merger with Lanbo Financial Group, Inc. Mr. Lu served as the Chairman of the Board and Chief Executive Officer of Lanbo Financial Group, Inc., until December 2005. Prior to that, Mr. Lu served as Chairman of the Board and Chief Executive Officer of Xi’an Newstar Real Estate Development Co., Ltd., from 1998 until December 2005. He previously served as its General Manager from 1992 to 2003. He is member of the Enterprise Credit Association of Shaanxi Province.

Mr. Feng Xiaohong, Chief Executive Officer & Managing Director

Mr. Feng was elected Chief Executive Officer in January 2009. He previously served as the company’s Chief Operating Officer from 2003 through 2008. He has been a member of the Board of Directors since he joined the company in 2003. With more than 20 years in the industry, Mr. Feng’s experience in architectural design and real estate development is leveraged as a member of the China Architecture Association, as Vice President of the Shaanxi Provincial Real Estate Association, and as Vice Director of Xi’an Decoration Association. From June 1996 to December 2002, Mr. Feng was General Manager and President of Xi'an Honghua Industry, Inc. He is a Registered Architect, and received his Master of Science degree in Architecture Science from Xi’an Architecture & Technology University.

Ms. Lu Jing, Chief Operating Officer & Board Secretary

Ms. Lu, was elected to her current position in January 2009. She previously served as Vice President of the company from 2004 through 2008. Ms. Lu continues to serve as Board Secretary, which she has done since 2004, and is the company's primary spokesperson with investors and security analysts. She received her Master's degree from King's College in London in September 2004. Ms. Lu is the daughter of Mr. Pingji Lu.

Mr. Xiao GenXi’ang, Vice President & Managing Director

Mr. Xiao GenXi’ang, the Chief Administrative Officer of the Company, joined the company and became CAO and Board Member in September 1999. In addition, Mr. Xiao was a director and Executive Vice President of Lanbo Financial Investment Company Group Limited from October 2003 until our merger with Lanbo Financial Group, Inc., when Mr. Xiao served as the Executive Vice President, Chief Operating Officer and a director of Lanbo Financial Group, Inc. until December 2005. Prior to that Mr. Xiao was a director and President of Xi’an Newstar Real Estate Development Co., Ltd. from 1999. Mr. Xiao received an M.B.A from Xi’an Jiaotong University in 2001.

Mr. William Xin, Chief Financial Officer

Mr. William Xin, has been Chief Financial Officer of the Company since joining in January 2008. Mr. Xin has over ten years of experience in finance and international executive management operating in a broad range of industries. Most recently he was managing partner of Golden Leaf Investment Group, where he provided financial consulting, strategic planning, market research and venture capital services for multiple Chinese companies. Since 2005, Mr. Xin has served as Managing Partner at Golden Leaf Investment Group in New York City where he has provided financial consulting, strategic planning, market research and venture capital services on a number of projects including a hydropower company, a nanotechnology company and two emerging telecommunications companies. From 2000 through 2005, Mr. Xin was co-founder, chairman and CEO of BChinaB, Inc., a vertically-integrated US-based outsourcing company, where he helped companies such as Henry Schein, Libbey Inc., Ametek, Inc. Champion Enterprises and Rheem Air Conditioners increase profitability by outsourcing their supply chains to China. Mr. Xin has been featured in the Wall Street Journal and Crain’s magazine as a China business expert and has spoken on many panels regarding China. Mr. Xin earned his Bachelor’s degree and Master of Business Administration degree from Yale University in New Haven, Connecticut.

Ms. Carolina Woo, Independent Directors

Ms. Carolina Woo, is currently the owner of CW Group, a consulting firm focused in real estate development, planning and design. Ms. Woo is also a member of the Board of Trustees of the Rhode Island School of Design. Previously, Ms. Woo worked at Skidmore, Owings & Merrill LLP (SOM) beginning in 1969, and retired as a partner of the international architecture-engineering office of SOM where she served as the President of SOM International Ltd. with overall responsibility for SOM’s work in China, Hong Kong, Taiwan, and the Asia-Pacific region. Ms. Woo received her Master’s Degree from Columbia University Graduate School of Business and her Bachelor’s Degree in Architecture from the Road Island School of Design.

Mr. Michael Marks, Independent Director

Mr. Michael Marks is currently president and director of Middle Kingdom Alliance Corp., a special purpose acquisition corporation listed on Over-the-Counter Bulletin Board. Mr. Marks is also an independent director of Genesis Pharmaceuticals Enterprises, Inc. (GNPH: OTCBB) and of Yanglin Soybean, Inc. (YSYB: OTCBB).  Previously, Mr. Marks served as a managing director and principal of Sonnenblick Goldman Asia Pacific Limited, a firm that provides advisory services in real estate investments, until December 2007. Mr. Marks also previously served as a director of Horwath Asia Pacific from January 2002 to December 2005 and was chief executive officer and director at B2Gglobe (Pty) Limited from May 2001 to December 2002. Mr. Marks received both Bachelor’s and Master’s Degrees in Commerce from the University of the Witwatersrand in Johannesburg, South Africa in 1994 and 1997, respectively, and also received a Bachelor’s Degree in Psychology from the University of South Africa in 1998. In 1997, Mr. Marks qualified as a Chartered Accountant in South Africa, and in 1999 as a Fellow of the Association of International Accountants in the United Kingdom.

Mr. Suiyin Gao, Independent Director

Mr. Suiyin Gao, has over 30 years experience in human resource and management consultant area. Mr. Gao is currently the head of the Shaanxi Senior Talent Office, which is affiliated with Shaanxi Provincial government and focused on corporation management, consultation and human resources services. Mr. Gao is the founder and chairman of Shanxi management Member Club, one of the largest manager clubs in Shanxi province. Mr. Gao is currently an independent director of six enterprises, and also acted as senior consultant for more than twenty enterprises. Previously, Mr. Gao worked)government since 1973. In 1998, Mr. Gao received his degree in Master of Business Administration from Northwest University in China.

Mr. Albert McLelland, Independent Director

Mr. Albert McLelland began serving as an independent director in February 2009. He also serves as the Chairman of the Board's Audit Committee. Mr. McLelland has been Senior Managing Director of AmPac Strategic Capital LLC since 2003. He is also a founder and Managing Director of AmPac-TDJ LLC. Prior to founding AmPac Strategic Capital, Mr. McLelland was responsible for the day to day cross-border transactions practice of PricewaterhouseCoopers’ Financial Advisory Services. Mr. McLelland has extensive investment and merchant banking experience, has built two Asian-based financial service firms, and has led the corporate finance department at CEF Taiwan Limited. He began his investment banking career in Public Finance at Shearson Lehman. He holds an M.B.A. degree from the University of Chicago and a Master of International Affairs degree from Columbia University. He completed his undergraduate studies at the University of South Florida and studied Mandarin at the National Normal University in Taiwan. Since September 2008, Mr. McLelland has served as an independent director and Chairman of the audit committee of the Board of Directors for China Fire & Security Group, Inc. On March 9, 2009, Mr. McLelland became an independent director and Chairman of the audit committee of the Board of Directors for Yanglin Soybean, Inc.

(1)
In early January 2009, executives in the Company changed positions. Mr. Pingji Lu continued as Chairman of the Board of Directors and his CEO responsibilities were assumed by Mr. Xiaohong Feng, who was previously Chief Operating Officer. Ms. Jing Lu, previously Vice President, was elected Chief Operating Officer.

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

Based solely on our review of the copies of such forms we have received, or written representations from certain reporting persons, we believe that, during the year ended December 31, 2008, all executive officers, directors and over 10 percent stockholders filed on a timely basis all reports required to be filed by them under Section 16(a) with respect to our common stock,

CODE OF ETHICS

On November 8, 2007, the Company’s Board of Directors adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of this Code of Ethics is available on the Company’s website, www.chldinc.com, in the section titled officers & directors, which can be found on our home page. The website and information contained on it or incorporated in it are not intended to be incorporated in this Annual Report on Form 10-K or other filings with the U.S. Securities and Exchange Commission.

AUDIT COMMITTEE

The members of the Audit Committee are Mr. Albert McLelland, Mr. Michael Marks, and Ms. Caroline Woo, with Mr. McLelland serving as chairman of the audit committee. All members of the Audit Committee are independent directors. The Company’s Board of Directors has determined that Mr. McLelland possesses accounting or related financial management expertise and that he qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The following table sets forth all compensation paid in respect of our Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year (collectively, the Named Executive Officers) for our last two completed fiscal years. The compensation is comprised of base salary and bonus. The Company’s compensation committee has not completed the 2008 annual review for our executive officers and all 2008 bonus numbers are preliminary and subject to change.

SUMMARY COMPENSATION TABLE

The following table sets forth all compensation paid in respect of our Chief Executive Officer, Chief Financial Officer and those individuals who received compensation in excess of $100,000 per year (collectively, the Named Executive Officers) for our last four completed fiscal years. The compensation is comprised of base salary and bonus. The Company’s compensation committee has not completed the 2008 annual review for our executive officers and all 2008 bonus numbers are preliminary and subject to change.

Name and		Base		Bonus (2)		Stock	Option	Non-Equity Incentive Plan	Nonqualified Deferred Compensation	All Other
Principal Position	Year	Salary ($) (1)		Cash ($)	Stock ($)	Awards ($) (3)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)

Pingji Lu (4)	2008		$3,868	30,066	N/A	N/A	N/A	0	0	0	33,934
Chairman of the Board of Directors	2007		$2,174	17,111	1,641,626	1,641,626	N/A	0	0	0	1,660,911
	2006		$1,769	15,015	N/A	N/A	N/A	0	0	0	16,784
	2005		$1,561	15,326	N/A	N/A	N/A	0	0	0	16,887

GenXi’ang Xiao	2008		$3,516	16,670	N/A	N/A	N/A	0	0	0	20,186
Vice President & Managing Director	2007		$2,174	9,729	348,730	348,730	N/A	0	0	0	360,633
	2006		$1,769	11,994	N/A	N/A	N/A	0	0	0	13,763
	2005		$1,561	12,286	N/A	N/A	N/A	0	0	0	13,847

Xiaohong Feng	2008		$3,516	21,928	N/A	N/A	N/A	0	0	0	25,444
Chief Executive Officer & Managing Director	2007		$2,174	16,647	427,006	427,006	N/A	0	0	0	445,827
	2006		$1,769	13,507	N/A	N/A	N/A	0	0	0	15,276
	2005		$1,561	13,809	N/A	N/A	N/A	0	0	0	15,370

Yulong Wan	2008	$	N/A	N/A	N/A	N/A	N/A	0	0	0	0
Former Chief Financial Officer	2007		$1,777	N/A	73,815	73,815	N/A	0	0	0	75,592
Notes: Working Period (Jan to Apr, 2007)	2006		$1,385	5,853	N/A	N/A	N/A	0	0	0	7,238
	2005		$1,190	6,093	N/A	N/A	N/A	0	0	0	7,283

Zhiyong Shi	2008		$3,516	12,756	N/A	N/A	N/A	0	0	0	16,272
Former Vice President, Chief Legal	2007		$725	757	N/A	N/A	N/A	0	0	0	1,482
Counsel, and Board Member	2006		$1,769	6,962	N/A	N/A	N/A	0	0	0	8,731
Notes: Working Period (Jan to Apr, 2007)	2005		$1,561	7,224	N/A	N/A	N/A	0	0	0	8,785

William Xin (5)	2008		$36,000	0	0	43,000	0	0	0	0	79,000
Chief Financial Officer	2007	$	N/A	N/A	N/A	N/A	N/A	0	0	0	0
	2006	$	N/A	N/A	N/A	N/A	N/A	0	0	0	0
	2005	$	N/A	N/A	N/A	N/A	N/A	0	0	0	0

Jing Lu	2008		$2,813	8,626	N/A	N/A	N/A	0	0	0	11,439
Chief Operating Officer & Board Secretary	2007		$6,957	6,957	312,082	312,082	N/A	0	0	0	325,996
	2006		$4,615	4,615	N/A	N/A	N/A	0	0	0	9,230
	2005	$	N/A	N/A	N/A	N/A	N/A	0	0	0	0

1.
The Company pays salaries in RMB to all executive officers every month. The RMB amount is translated into US$ when the Company files SEC documents. The exchange rates used were the average rates of 2008, 2007 and 2006. They were 0.1439, 0.1315 and 0.12557 respectively. The stock awards were valued based on the closing price of our common stock on the NASDAQ on July 2, 2008.

2.
The Company’s bonus has been mostly in cash. Whether the bonus can be issued in stock is discretionary with the Compensation Committee. Other than the stocks issued under the 2007 Stock Incentive Plan, we have not issued any stock bonus. The dollar value of stock is based on the stock price of $3.99 per share.

3.	The stock awards column shows all stocks paid to our executives, which includes the stocks paid in 2008 for their 2007 performance. The stock awards amount is based on the stock price of $3.99.

4.	Since June 1st, 2008, Chairman Mr. Lu’s salary increased to US$ 200,000, which was approved by compensation committee on June 1, 2008.

5.
William Xin’s compensation package includes base salary and a total of 100,000 shares of the Company’s common stock which will be vested equally over the three year employment period by 33.33% each year and are not based on the performance evaluation at the year end. For 2008, the stock amount he received as part of his compensation is based on the stock price of $1.29.

COMPENSATION OF NAMED EXECUTIVES

On June 1, 2008 the Company entered into a one-year employment agreement with Pingji Lu as President and Chief Executive Officer. The annual compensation is US$200,000. The agreement provides for a monthly base salary of RMB 2,200 (or US$ 301, determined based on the minimum base salary requirements by the Employment Law of the PRC), and a monthly bonus payment of RMB 22,000 (or US$3,010), which for 12 months, constitutes 20% to 40% of the annual compensation based on the Guidelines. The performance or bonus payment is given pursuant to the Guidelines in accordance with relevant laws. The Company has the right to adjust Mr. Lu’s salary according to his production operations, alteration of his post and distribution methods for labor remuneration established under the law. Mr. Lu is entitled to pension insurance, unemployment insurance, medical insurance, overall-planned medical care for serious illnesses, housing fund and other social insurance of the Company pursuant to relevant regulations of the province and Xi’an city. In the event the Company terminates Mr. Lu’s employment in violation of the agreement, the Company shall be required to pay Mr. Lu, in addition to paying the salaries for the remaining months of the term in full, economic compensation equal to 25% of the corresponding salaries. The Company has established annual personal performance targets for Mr. Pingji Lu. Mr. Lu’s monthly bonus is based on a percentage of his expected annual compensation and assumes his reasonable progress during the year against his annual performance targets established at the beginning of the year. The monthly bonus is based on his contribution to the Company and is reviewed and is subject to periodic adjustment within his total annual compensation by the Compensation Committee.

In 2008, Mr. Lu was paid 60,000 shares at a value of $239,400 as his performance bonus based on the Compensation Committee’s decision in view of the audited financial statements of 2007.

Our Human Resources department measured Mr. Lu’s performance scores in accordance with his annual targets agreement. Mr. Lu signed his annual targets agreement with the Company at the beginning of 2007. At the beginning of 2008, the Human Resources department reviewed the targets agreement to measure how many targets had been met by Mr. Lu and then set his targets achievement score accordingly. The result was then sent to our Compensation Committee for consideration and approval.

On January 2, 2008 the Company entered into a three-year employment agreement with William Xin as Chief Financial Officer. The agreement provides for an annualized base salary to Mr. Xin of $36,000 before tax. The base salary will be reviewed annually by the Board of Directors of the Company, provided, however, that the base salary shall not be decreased below the amount set forth in the first year. During Mr. Xin’s term of three year, totally 100,000 shares of the Company’s common stock should be granted to him. All of the shares of common stock shall be vested equally over the three year employment period by 33.33% each year with pro rata vesting if it is less than a full year. In the event the Company terminates Mr. Xin’s employment without cause, as defined in the agreement, or due to the change of control, the Company shall be required to pay Mr. Xin the lesser of (1) six months, or (2) the balance of the remaining three year contract all the salary and economic benefits including but not limited to all the unvested shares, health insurance and other infringe benefit.

On January 12, 2009, Mr. Xiaohong Feng was appointed as the new Chief Executive Officer of the Company. Mr. Feng's employment agreement is still in negotiation and the Company will file a Form 8-K to disclose the agreement as soon as the Compensation Committee approves it.

DIRECTOR COMPENSATION

The table below sets forth the salary our independent director received for the services performed in the last three years. Our directors’ salary comprises of both cash and stock. For 2008, the stock value is based on the stock price of $1.29. The cash salary is paid to all directors in US$ every quarter.

Name and		Salary			Option	Non-Equity Incentive Plan	Change in Pension Value and Nonqualified Deferred	All Other
Principal Position	Year	Cash ($)		Stock ($)	Awards ($)	Compensation ($)	Compensation Earnings ($)	Compensation ($)
Carolina Woo	2008		$20,000	9,675	0	0	0	0
Independent director of the Board	2007		$3,333	N/A	0	0	0	0
	2006	$	N/A	N/A	0	0	0	0

Edward Meng (1)	2008		$20,000	4,838	0	0	0	0
Independent director of the Board	2007		$3,333	N/A	0	0	0	0
	2006	$	N/A	N/A	0	0	0	0

Michael Marks	2008		$15,000	6,450	0	0	0	0
Independent director of the Board	2007		$2,500	N/A	0	0	0	0
	2006	$	N/A	N/A	0	0	0	0

Suiyin Gao	2008		$15,000	6,450	0	0	0	0
Independent director of the Board	2007		$2,500	N/A	0	0	0	0
	2006	$	N/A	N/A	0	0	0	0

 (1)  Edward Meng resigned as independent director on October 10, 2008.

 COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        We do not have any member of our compensation committee who is, or was an officer or employee, or had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K. We also do not have any executive officer who served as a member of the compensation committee of another entity or a director of another entity, whose executive officers served on our compensation committee or served as a director of our board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AN RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of March 24, 2009, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5 percent) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name	Title	Shares ownership	Percentage of Owned
Mr. Pingji Lu	Chairman	3,950,935	12.77%
Mr. Xiaohong Feng	CEO & Managing Director	707,019	2.28%
Mr. GenXi’ang Xiao	Vice President & Managing Director	552,401	1.78%
Mr. William Xin (3)	CFO	33,333	0.11%
Ms. Jing Lu	COO & Board Secretary	578,216	1.87%
Mr. Michael Marks(3)	Independent Director	5,000	0.02%
Ms. Carolina Woo(3)	Independent Director	7,500	0.02%
Mr. Suiyin Gao(3)	Independent Director	5,000	0.02%
Mr. Edward Meng (3)(4)	Independent Director	3,750	0.01%
Total		5,843,154	18.88%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Xi’an Tsining Housing Development CO., Ltd., 6 Youyi Dong Lu, Han Yuan 4 Lou, Xi’an, Shaanxi Province, China 710054.

(2)
Applicable percentage ownership is based on 30,948,340 shares of common stock outstanding as of March 24, 2009. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(3)	On Feb. 29, 2009, the Company issued shares to certain officer and independent directors according to their respective contract as part of their 2008 compensation.

(4)	Edward Meng resigned as independent director on October 10, 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

We have four directors that are independent under the independence standards of S-K Item 407(a)(1). They are: Mr. Michael Marks, Mr. Albert McLelland, Mr. Suiyin Gao, and Ms. Carolina Woo.
The Company has borrowed money from certain employees to fund the Company's construction projects. The loans bear interest ranging between 7% to 12% and the principal matures within one to three years. As of December 31, 2008, loan from employees amounted to $1,517,039. The following table sets forth the largest aggregate amount of principal outstanding during fiscal year 2007 and 2008:

	Fiscal year 2007		Fiscal year 2008
Item	RMB	USD	RMB	USD

The largest aggregate amount of principal outstanding	19,909,569	2,729,602	12,770,236	1,880,769

Principal paid	5,963,716	784,101	2,645,236	389,584

Interest Paid	768,786	101,079	215,350	31,716
Total Amount of Loans Outstanding	17,424,230	2,388,862	10,350,000	1,517,039

The Company does not allow borrowing by the employees from the Company. There are no buying/selling transactions between the employees and the Company. The employee loans were made at a time when the Company needed working capital to expand operation and the employees helped the Company by giving their loans. The loans were made at or below the then current market rate. Although we have the overall policy of not allowing related party transaction unless the Company benefits, we have no written policies and procedures for the review, approval, ratification of any related party transaction. All our directors and officers understand that they should not engage in any related party transactions and we have announced the rule to the employees of the Company a few times at different employee meetings. The Company will work with the audit committee to set up such written policies and procedures for the review, approval, ratification of any related party transaction.

        The following table sets forth all loans the Company and New Land, its subsidiary, have made with their employees during the period for which this report is provided.

Tsining (As of December 31, 2008)
First	Last		Ex rate: 6.8225
Name	Name	Amount (RMB)	Amount (USD)
Zhongbiao	Wang	200,000	29,315
Qiang	Tong	75,000	10,993
Zhiyong	Shi	160,000	23,452
Fang	Shen	140,000	20,520
Lijun	Lu	80,000	11,726
Fengrong	Jiao	330,000	48,369
Ming	Hui	70,000	10,260
Yan	Huang	30,000	4,397
Weiping	Fu	335,000	49,102
Enhu	Fan	100,000	14,657
LieXi’ang	Chen	500,000	73,287
Yongan	Chang	200,000	29,315
Yuewu	Bian	400,000	58,630
Zhongquan	Yang	370,000	54,232

Total		2,990,000	438,256

New Land (As of December 31, 2008)
First	Last		Ex rate: 6.8225
Name	Name	Amount (RMB)	Amount (USD)
Jiaqun	Zhou	100,000	14,657
Chenyang	Zhang	200,000	29,315
Ganming	Yi	200,000	29,315
Qian	Xue	150,000	21,986
Xiuqin	Wang	110,000	16,123
Shangyuan	Wan	320,000	46,904
Qiang	Tong	10,000	1,466
Xijing	Tao	300,000	43,972
Yan	Tao	130,000	19,055
Zhiyong	Shi	300,000	43,972
Fang	Shen	110,000	16,123
Junfeng	Qiao	100,000	14,657
Meng	Luo	200,000	29,315
Lijun	Lu	20,000	2,931
Runsheng	Lu	45,000	6,596
Pengfei	Liu	10,000	1,466
Wen	Liu	20,000	2,931
Jine	Li	210,000	30,781
Xuesong	Li	670,000	98,204
Lanqiu	Kang	400,000	58,630
Fengrong	Jiao	2,045,000	299,743
Yuan	Jiao	70,000	10,260
Aiguo	Fu	1,200,000	175,889
Delin	Chen	250,000	36,643
Yuewu	Bian	190,000	27,849

Total		7,360,000	1,078,783

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal 2007 and 2008 our principal independent auditor was MSCM, LLP. MSCM, LLP performed the audit for the year ended December 31, 2008. Moore Stephens Wurth Frazer and Torbet, LLP reviewed for the 9 months ended September 30, 2007 and reported on the company’s financial statements for the year ended December 31, 2006.

The audit of our annual financial statement for this 10-K for the period ended December 31, 2008, were performed by our current principal independent auditor MSCM, LLP. The following are the services provided and the amount billed:

(a)	AUDIT FEES

The aggregate fees billed or to be billed for professional services rendered by our principal accountants for the audit of our annual financial statements for the ended December 31, 2008, 2007 and 2006 were $190,000, $160,000 and $100,000, respectively. The reviews for the financial statements included in our quarterly reports on Form 10-QSB during the fiscal years ended December 31, 2008, 2007 and 2006 were $120,000, $75,000 and $75,000, respectively.

(b)	AUDIT-RELATED FEES

We incurred $86,070 fees for the fiscal years ended December 31, 2008 and none for 2007 for assurance and related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit fees above.

(c)	TAX FEES

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice, preparation and filing of tax returns and tax planning for the fiscal years ended December 31, 2008 and 2007 were $5,250 and $0.

(d)	ALL OTHER FEES

All other fees billed for the fiscal years ended December 31, 2008 and 2007 were $30,660 and $Nil.

Our audit committee consists of three independent directors.

ITEM 15. EXHIBITS AND REPORTS ON FORM 10-K.

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

3.1	Articles of Incorporation (incorporated by reference to the exhibits to Registrants Form SB-2 filed on October 27, 2004)
3.2	Registrant's By-Laws (incorporated by reference to the exhibits to Registrants Form SB-2 filed on October 27, 2004)
10.1	Securities Purchase Agreement (incorporated by reference to the exhibits to Registrant's Form 8-K filed on January 30, 2008).
10.2	Form of Convertible Note (incorporated by reference to the exhibits to Registrant's Form 8-K filed on January 30, 2008).
10.3	Form of Warrant (incorporated by reference to the exhibits to Registrant's Form 8-K filed on January 30, 2008).
10.4	Form of Pledge Agreement (incorporated by reference to the exhibits to Registrant's Form 8-K filed on January 30, 2008).
10.5	Form of Registration Rights Agreement (incorporated by reference to the exhibits to Registrant's Form 8-K filed on January 30, 2008).
10.6	Framework Agreement, dated November 5, 2009, by and between the Registrant and Prax Capital China Real Estate Fund I, Ltd.*
10.7
Deed of Guarantee, dated November 5, 2008, made by the Registrant in favor of Success Hill Investments Limited and Prax Capital Real Estate Holding Limited (incorporated by reference to the exhibit to Registrant's Form 8-K filed on January 28, 2009).

21.1	List of subsidiaries.*
23.1	Consent of Moore Stephens Wurth Frazer and Torbet, LLP. *
23.2	Consent of MSCM LLP*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.*
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*
32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

CHINA HOUSING AND LAND DEVELOPMENT, INC.

March 25, 2009	By:	/s/ Feng Xiaohong
Name: Feng Xiaohong Title: Chief Executive Officer

March 25, 2009	By:	/s/ William Xin
Name: William Xin Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Lu Pingji
Lu Pingji

/s/ Feng Xiaohong
Feng Xiaohong

/s/ Xiao GenXi’ang
 Xiao GenXi’ang

/s/ Mr. William Xin
Mr. William Xin

/s/ Albert S. McLelland
Mr. Albert S. McLelland

/s/ Mr. Michael Marks
Mr. Michael Marks

/s/ Mr. Carolina Woo
Mr. Carolina Woo

/s/ Mr. Gao Suiyi
 Mr. Gao Suiyi

Chairman of the Board

Chief Executive Officer & Managing Director

Vice President & Managing Director

Chief Financial Officer

Independent Director

Independent Director

Independent Director

Independent Director

March 25, 2009 March 25, 2009 March 25, 2009 March 25, 2009 March 25, 2009 March 25, 2009 March 25, 2009 March 25, 2009