Form 10-K/A
period 2008-12-31
China Housing & Land Development, Inc.
filed 2009-04-13
CIK 1303330

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ☐   No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to the Annual Report on Form 10-K for the year ended December 31, 2008 (the “Annual Report”) of China Housing & Land Development, Inc. (the “Company”) is being filed to update Exhibit 23.2, the Consent of Independent Registered Public Accounting Firm (the “Consent”), to include the auditor’s consent to include their audit of the financial statements of the Company and its subsidiaries as of December 31, 2007, and the reference to them under the heading “Experts.” The Consent in the Annual Report on Form 10-K filed on March 25, 2009 only contains the auditor’s consent for their audit of the financial statements of the Company and its subsidiaries as of December 31, 2008. Except as described above, no other changes have been made to the Annual Report, and this Amendment No. 1 does not amend or update any other information contained in the Annual Report.

Part IV

Item 15.                      Exhibits, Financial Statement Schedules.

The following exhibits are filed with, and as a part of, this Amendment No. 1 to Annual Report on Form 10-K/A.

List of Exhibits

The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized.

CHINA HOUSING AND LAND DEVELOPMENT, INC.

April 13, 2009	By:	/s/ Feng Xiaohong
Name: Feng Xiaohong
Title: Chief Executive Officer

April 13, 2009	By:	/s/ William Xin
Name: William Xin
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this Amendment No. 1 to the Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Lu Pingji	Chairman of the Board	April 13, 2009
Lu Pingji

/s/ Feng Xiaohong	Chief Executive Officer & Managing Director	April 13, 2009
Feng Xiaohong

/s/ Xiao GenXi’ang	Vice President & Managing Director	April 13, 2009
Xiao GenXi’ang

/s/ Mr William Xin	Chief Financial Officer	April 13, 2009
Mr William Xin

/s/ Albert S. McLelland	Independent Director	April 13, 2009
Mr. Albert S. McLelland

/s/ Mr. Michael Marks	Independent Director	April 13, 2009
Mr. Michael Marks

/s/ Mr. Carolina Woo	Independent Director	April 13, 2009
Mr. Carolina Woo

/s/ Mr. Gao Suiyi	Independent Director	April 13, 2009
Mr. Gao Suiyi

EXHIBIT INDEX

Exhibit Number	Description of Document

23.2	Consent of the Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended
31.2	Certification Pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Amended
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002