Form 10-Q
period 2009-03-31
China Housing & Land Development, Inc.
filed 2009-05-07
CIK 1303330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 7, 2009, 30,893,757 shares of common stock.

CHINA HOUSING & LAND DEVELOPMENT, INC.
Index

PART I. FINANCIAL INFORMATION

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
As of March 31, 2009 and December 31, 2008
（Unaudited）

	March 31,	December 31,
	2009	2008
ASSETS
Cash	$10,598,200	$37,425,340
Cash - restricted	750,761	805,012
Accounts receivable, net of allowance for doubtful accounts of $1,276,211 and $1,278,156, respectively	4,001,440	813,122
Other receivables and prepaid expenses, net	1,108,985	446,497
Notes receivable, net	714,515	811,695
Real estate held for development or sale	108,706,852	60,650,011
Property and equipment, net	12,717,369	12,391,501
Assets held for sale	14,286,913	14,308,691
Advances to suppliers	476,098	704,275
Deposits for land use rights	28,566,252	47,333,287
Intangible assets, net	41,613,577	46,043,660
Goodwill	815,633	-
Deferred financing costs	583,636	622,118
Total assets	224,940,231	222,355,209

LIABILITIES
Accounts payable	$9,627,775	$10,525,158
Advances from customers	10,561,379	9,264,385
Accrued expenses	3,869,126	3,539,842
Payables for acquisition of businesses	9,428,054	8,429,889
Income and other taxes payable	8,821,074	7,532,730
Other payables	4,208,434	5,183,251
Loans from employees	1,666,203	1,517,039
Loans payable	34,392,425	35,617,442
Deferred tax liability	11,493,395	11,510,915
Warrants liability	949,904	1,117,143
Fair value of embedded derivatives	636,360	760,398
Convertible debt	13,903,756	13,621,934
Total liabilities	109,557,885	108,620,126

SHAREHOLDERS' EQUITY
Common stock: $.001 par value, authorized 100,000,000 shares issued and outstanding 30,893,757 and 30,893,757, respectively	30,894	30,894
Additional paid-in capital	31,390,750	31,390,750
Statutory reserves	3,696,038	3,541,226
Retained earnings	41,167,781	39,265,062
Accumulated other comprehensive income	10,034,668	10,397,801
Non-controlling interest	29,062,215	29,109,350
Total shareholders' equity	115,382,346	113,735,083

Total liabilities and shareholders' equity	$224,940,231	$222,355,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Other Comprehensive Income
For The Three Months Ended March 31, 2009 and 2008
（Unaudited）

	3 Months,	3 Months,
	March 31,	March 31,
	2009	2008
REVENUES
Sale of properties	$12,925,869	$4,182,149
Other income	918,814	564,488

Total revenues	13,844,683	4,746,637

COSTS AND EXPENSES
Cost of properties and land	9,498,215	2,367,112
Selling, general, and administrative expenses	1,408,824	1,148,601
Other expenses	39,796	15,910
Interest expense	338,078	439,673
Accretion expense on convertible debt	281,822	171,683
Change in fair value of embedded derivatives	(124,038)	284,511
Change in fair value of warrants	(167,239)	(9,489)

Total costs and expenses	11,275,458	4,418,001

Income before provision for income taxes	2,569,225	328,636

Provision for income taxes	713,641	280,951
NET INCOME	1,855,584	47,685

Net loss in subsidiaries attributable to noncontrolling interest	47,135	-

Net income attributable to China Housing & Land Development, Inc.	1,902,719	47,685

(Loss) gain on foreign exchange	(363,133)	3,047,864

COMPREHENSIVE INCOME	$1,539,586	$3,095,549

NET INCOME (LOSS) PER SHARE
Basic	$0.06	$0.00

Diluted	$0.06	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	30,893,757	30,142,565

Diluted	30,922,261	30,298,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
For The Three Months Ended March 31, 2009 and 2008
(Unaudited)

	March 31,	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,855,584	$47,685
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	154,088	93,821
(Gain) loss on disposal of fixed assets and inventory	(16,945)	86
Amortization of deferred financing costs	38,482	28,458
Change in fair value of warrants	(167,239)	(9,489)
Change in fair value of embedded derivatives	(124,038)	284,511
Accretion expense on convertible debt	281,822	171,683
Non-cash proceeds from sale of properties	(15,835)	(2,851,908)
(Increase) decrease in assets:
Accounts receivable	(3,107,443)	(141,670)
Real estate held for development or sale	(36,452,495)	(670,715)
Advances to suppliers	227,051	(298,253)
Refund (deposit) for land use rights	11,372,462	(1,147,224)
Other receivables and prepaid expenses	643,186	(12,024)
Increase (decrease) in liabilities:
Accounts payable	(892,860)	(503,618)
Advances from customers	1,182,958	444,062
Accrued expenses	198,281	337,253
Other payables	(2,127,062)	239,699
Income and other taxes payable	1,148,392	459,799
Net cash used in operating activities	(25,801,611)	(3,527,844)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	53,002	(188)
Purchase of property and equipment	(63,224)	(313,056)
Notes receivable collected	111,737	67,613
Cash acquired in business combination	519,309	0
Proceed from sale of property and equipment	193,098	14
Net cash provided by (used in) investing activities	813,922	(245,617)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of convertible debt	-	19,230,370
Loans payable	(1,170,292)	-
Payments on loans payable	-	-
Loans to or repayments from employees, net	151,407	(316,093)
Repayment of payables for acquisition of businesses	(753,416)	(2,961,307)
Proceeds from issuance of common stock and warrants	-	8,415
Net cash (used in) provided by financing activities	(1,772,301)	15,961,385

(DECREASE)/INCREASE IN CASH	(26,759,990)	12,187,924

Effects on foreign currency exchange	(67,150)	394,163

CASH, beginning of period	37,425,340	2,351,015

CASH, end of period	$10,598,200	$14,933,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders' Equity
As of March 31, 2009 and December 31, 2008
(Unaudited)

						Accumulated
			Additional			other
	Common Stock		paid-in	Statutory	Retained	comprehensive	Noncontrolling
	Shares	Par Value	capital	reserves	earnings	income	Interest	Totals
BALANCE, December 31, 2008	30,893,757	$30,894	$31,390,750	$3,541,226	$39,265,062	$10,397,801	$29,109,350	$113,735,083
Net Income					1,902,719		(47,135)	1,855,584
Adjustment to statutory reserve				154,812	0			154,812
Foreign currency translation adjustment						(363,133)		(363,133)

BALANCE, March 31, 2009	30,893,757	$30,894	$31,390,750	$3,696,038	$41,167,781	$10,034,668	$29,062,215	$115,382,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

Note 1 — Organization and Basis of Presentation

China Housing & Land Development, Inc. (the “Company”) is a Nevada corporation, incorporated on July 6, 2004 under the name Pacific Northwest Productions Inc. (“Pacific”). On May 6, 2006, the Company changed its name to China Housing & Land Development, Inc.

The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Xi'an Tsining Housing Development Company Inc. ("XTHDC"), Xi'an New Land Development Co. ("New Land"), Xi'an Hao Tai Housing Development Company Inc. ("Hao Tai"), Manstate Assets Management Limited (“Manstate”), Xi’an Xinxing Property Management Co., Ltd. (“Xinxing Property”) (see Note 2), Puhua (Xi’an) Real Estate Development Co., Ltd (75% interest) (“Puhua”) and Success Hill Investments Limited (60% interest) (“Success Hill”) (collectively, the "Subsidiaries"). All inter-company accounts and transactions have been eliminated on consolidation. The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair statement of the Company's consolidated financial position as at March 31, 2009, results of operations and cash flows for the periods ended March 31, 2009 and 2008. These adjustments consist of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year.

The unaudited interim condensed consolidated financial statements are based on accounting principles that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Annual Report”); except as disclosed below and do not include certain footnote disclosures and financial information normally included in annual consolidated financial statements prepared in accordance with GAAP and, therefore, should be read in conjunction with the audited consolidated financial statements and notes included in the Company's 2008 Annual Report.

Accounting principles recently adopted

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)") which revised SFAS No. 141, "Business Combinations." SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquirer and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. The adoption on January 1, 2009 of this standard did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements." (“SFAS No.160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The adoption on January 1, 2009 of this standard resulted in changes to our presentation for noncontrolling interests and did not have a material impact on the Company’s results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 amends and expands the disclosure requirements of FASB Statement 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") to require qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements. The adoption on January 1, 2009 of this standard did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued SFAS No. 142-3 "Determination of the Useful Life of Intangible Assets" ("SFAS No. 142-3"). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142's entity-specific factors. The adoption on January 1, 2009 of this standard did not have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. The adoption on January 1, 2009 of this standard did not have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." (“FSP APB 14-1)”. FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. Such separate accounting also requires accretion of the resulting discount on the liability component of the debt to result in interest expense equal to an issuer’s nonconvertible debt borrowing rate. In addition, the FSP provides for certain changes related to the measurement and accounting related to derecognition, modification, or exchange. The adoption on January 1, 2009 of this standard did not have a material impact on the Company’s consolidated financial statements.

In September 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing income per share under the two-class method pursuant to SFAS No. 128, "Earnings per Share." This guidance establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption on January 1, 2009 of this standard did not have a material impact on the Company’s consolidated financial statements.

Recent accounting pronouncements

In April 2009, the FASB issued SFAS No. 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“SFAS No. 107-1and APB 28-1”). SFAS No. 107-1 and APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of SFAS No. 107, “Disclosures about the Fair Value of Financial Instruments.” (“SFAS No. 107”). Additionally, SFAS No. 107-1 and APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. SFAS No. 107-1 and APB 28-1 does not change the accounting treatment for these financial instruments and is effective for the Company beginning in the second quarter of the year 2009. The Company is currently evaluating the impact of the adoption of SFAS No. 107-1 and APB 28-1.

In April 2009, the FASB issued SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“SFAS No.152-2 and SFAS No.124-2”) which provides operational guidance for determining other-than-temporary impairments (“OTTI”) for debt securities. SFAS No.152-2 and SFAS No.124-2 are effective for interim and annual periods ending after June 15, 2009 and will be adopted by the Company beginning in the third quarter of 2009. The Company is currently evaluating the impact of the adoption of SFAS No.152-2 and SFAS No.124-2.

In April 2009, the FASB issued SFAS No. 157-4, “Determining Fair Value when Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“SFAS No. 157-4”). SFAS No. 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. SFAS No. 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, SFAS No. 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. SFAS No. 157-4 is effective for us beginning in the second quarter of the year 2009. The Company is currently evaluating the impact of the adoption of SFAS No. 157-4.

Foreign exchange rates used

	March 31, 2009	December 31, 2008	March 31, 2008
Period end RMB/U.S. Dollar exchange rate	6.8329	6.8225	7.1590
Average RMB/U.S. Dollar exchange rate	6.8359	6.9483	7.0120

New accounting policies related to acquisition

On January 1, 2009, the Company acquired Xinxing Property (See Note 2). Xinxing property provides property management services. The revenues of the property management services are recognized when the services are provided.

Depreciation of Xinxing Property’s income producing properties improvements is computed using the straight-line method over the estimated useful lives of 10 years.

Reclassification

Certain reclassifications have been made to the prior year’s financial statements to conform to the 2009 presentation. The effects of the reclassifications were not material to the Company’s consolidated financial statements.

Note 2 — Acquisition

On January 20, 2009, the Company signed equity purchase agreement with the shareholders of Xi’an Xinxing Property Management Co., Ltd. (“Xinxing Property”) and acquired 100% ownership of Xinxing Property for a purchase price of RMB 12 million (approximately $1.76 million). Xinxing Property provides property management services to residence and commercial projects. The acquisition strengthens the Company’s ability to improve the value to customers during the after-sale phase of real estate development business. The synergies and benefit gained are reflected in the value of goodwill recorded.

According to the purchase agreement, the operational control of Xinxing Property passed to the Company effective January 1, 2009, and, accordingly, the results of Xinxing Property’s operation have been included in the Company’s Consolidated Statement of Income and Other Comprehensive Income from that date. This acquisition is not considered material to the Company, and therefore, pro-forma information for the comparative period has not been presented.

The total purchase price included (1) an initial cash payment of RMB 2.0 million (approximately $0.3 million), payable upon signing of the purchase agreement, (2) cash payment of RMB 3.6 million,(approximately $0.5 million), on March 30, 2009, (3) an additional cash payment of RMB 3.6 million,(approximately $0.5 million), on June 30, 2009 and (4) a final cash payment of RMB 2.8 million,(approximately $0.4 million), on September 30, 2009. If the Company does not make payments after 45 days of signing the agreement, a 1% penalty per month will be calculated based on the payable amount. If the payment is delayed for more than 3 months, the original shareholders of Xinxing Property have the right to cancel the deal. As of March 31, 2009, the remaining balance under the agreement amounted to $1,756,209 (see note 9).

The acquisition was accounted for using the purchase method in accordance with SFAS No. 141(R). The purchase price was allocated to the identifiable assets and liabilities assumed based on their estimated fair values. The purchase price allocation is not considered final as of the date of this report as the Company is still reviewing all of the underlying assumptions and calculation used in the allocation. However, The Company believes the final purchase price allocation will not be materially different than presented below.

Purchase Price	$1,758,886
Value assigned to assets and liabilities:
Assets:
Cash	$519,309
Accounts receivable	81,769
Other Receivable/Prepaid expenses and other assets	1,313,754
Property and equipment, net	612,796
Liabilities:
Accounts payable	11,907
Advance from customers	2,381
Accrued expenses	120,188
Income tax and other taxes payable	151,143
Other payables	1,299,999
Total net assets	942,010
Goodwill as at January 1, 2009	$816,876
Foreign exchange translation adjustment	$(1,243)
Goodwill as at March 31, 2009	$815,633

Note 3 — Supplemental Disclosure of Cash Flow Information

Income taxes paid amounted to $0 for both three months ended March 31, 2009 and 2008. Interest paid for three months ended March 31, 2009 and 2008 amounted to $1,091,235 and $377,145 respectively.

Note 4 — Other Receivables and Prepaid Expenses

Other receivables and prepaid expenses of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

Other receivables	$1,323,875	$916,886
Allowance for bad debts	(328,416)	(473,058)
Prepaid expenses	113,526	2,669

Total	$1,108,985	$446,497

Note 5 – Real Estate Held for Development or Sale

The following summarizes the components of real estate inventories at March 31, 2009 and 2008:

	March 31, 2009	December 31, 2008

Finished projects	$9,199,897	$10,181,827
Construction in progress	99,506,955	50,468,184

Total	$108,706,852	$60,650,011

Interest on debt incurred by the Company for the three months ended March 31, 2009 was $1,197,857 (March 31, 2008 - $803,031). Of this interest, the Company capitalized $859,779 in construction in progress during the three months ended March 31, 2009 (2008 - $370,975).

Note 6 — Property and Equipment

Property and equipment consisted of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Head office buildings and improvements	$3,229,705	$3,234,628
Income producing properties and
improvements	10,543,012	10,055,310
Electronic equipment	406,122	228,422
Vehicles	72,173	71,140
Office furniture	284,176	183,399
Computer software	120,988	91,272
Total	14,656,176	13,874,711
Accumulated depreciation	(1,938,807)	(1,483,210)
Property and equipment, net	$12,717,369	$12,391,501

Depreciation expense for the three months ended March 31, 2009 and 2008 amounted to $154,088 and $93,821. The depreciation expense was included in the selling, general, and administrative expenses and other income.

Note 7 — Intangible Asset

Intangible asset consists of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

Intangible asset held	$47,262,297	$47,334,342
Accumulated amortization	(5,648,720)	(1,290,682)

Intangible asset held, net	$41,613,577	$46,043,660

Amortization for the three months ended March 31, 2009 and 2008 amounted to $4, 360,003 and $0, respectively. Amortization was capitalized in the real estate construction in progress.

Note 8 — Accrued Expenses

	March 31, 2009	December 31, 2008
Accrued expenses	$964,654	$855,270
Accrued interest	2,904,472	2,684,572
Total	$3,869,126	$3,539,842

Note 9 – Payables for Acquisition of Businesses

		March 31, 2009	December 31, 2008
Payable to original shareholders of New Land	(i)	$7,671,845	$8,429,889
Payable to original shareholders of Xinxing Property	(ii)	1,756,209	-
Total		$9,428,054	$8,429,889

(i)
The payable to the original shareholders of New Land bears10% interest had an original maturity of January 30, 2009. New Land’s original shareholders have agreed to extend the loan to December 31, 2009.

(ii)
On January 20, 2009, the Company completed the acquisition of Xinxing Property (See Note 2). The total purchase price for the acquisition was RMB 12 million,(approximately $1.76 million). The total purchase price included 1) an initial cash payment of RMB 2.0 million,(approximately $0.3 million), payable upon signing of the purchase agreement, 2) an additional cash payment of RMB 3.6 million (approximately $0.5 million), on March 30, 2009, 3) an additional cash payment of RMB 3.6 million (approximately $0.5 million), on June 30, 2009, and 4) a final cash payment of RMB 2.8 million (approximately $0.4 million), on September 30, 2009. If the Company does not make payments after 45 days of signing the agreement, a 1% penalty per month will be calculated based on the payable amount. If the payment is delayed for more than 3 months, the original shareholders of Xinxing Property have the right to cancel the deal. As of March 31, 2009, the remaining balance under the agreement amounted to $1,756,209.

Note 10 — Loans Payable

Loans payable represent amounts due to various banks and are due on demand or within two years. These loans can generally be renewed with the banks when they expire. Loans payable as of March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008
Commercial Bank Weilai Branch
Due December 25, 2009, annual interest is at 7.5%, secured by the Company's 24G project	$4,390,522	$5,130,084

Commercial Bank Weilai Branch
Due August 29, 2010, annual interest is at 10.21%, guaranteed by Tsining and secured by the Company's Tsining building and partial of the Junjing II properties	5,122,276	5,130,084

Xi'an Rural Credit Union Zao Yuan Rd. Branch
Due September 14, 2009, annual interest is at 11.8%, secured by the Company's JunJing Yuan I, Yuan I, Han Yuan, and Xin Xing Tower projects	3,366,067	3,371,198

China Construction Bank, Xi'an Branch
Due August 27, 2011, annual interest is at floating interest rate based on 110% of People’s Bank of China rate, secured by the Company's JunJing Yuan II	21,513,560	21,986,076

Total	$34,392,425	$35,617,442

All loans were borrowed for construction projects. All interest paid was capitalized and allocated to various construction projects.

On June 28, 2008, the Company signed a strategic partnership Memorandum Of Understanding (“MOU”) with China Construction Bank Xi’an Branch that established a RMB 1 billion credit line for real estate development of the Company and its subsidiaries. Under the MOU, the Company is required to meet certain bank covenants. On August 28, 2008, the Company entered a loan agreement with China Construction Bank Xian Branch for a RMB 150 million loan maturing on August 27, 2011. $21,513,559 (RMB 150 million) was the balance of this loan at March 31, 2009.

Note 11 – Fair Value of Financial Instruments

On January 1, 2008 the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), for financial assets and liabilities. This statement provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, which for the first quarter of the year 2009 is March 31, 2009.

The fair-value hierarchy established in SFAS No. 157 prioritizes the inputs used in valuation techniques into three levels as follows:

Level-1 –	Observable inputs – quoted prices in active markets for identical assets and liabilities;

Level-2 –
Observable inputs other than the quoted prices in active markets for identical assets and liabilities – such as quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, or other inputs that are observable or can be corroborated by observable market data;

Level-3 –	Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable and require the Company to develop relevant assumptions.

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of the measurement date, March 31, 2009, and the basis for that measurement, by level within the fair value hierarchy:

Fair Value Measurements Using	Assets/Liabilities
	Level 1	Level 2	Level3	At Fair Value
Warrants liabilities	-	$949,904	-	$949,904
Derivative liabilities	-	$636,360	-	$636,360
Total	-	$1,586,264	-	$1,586,264

Note 12 - Convertible Debt

On January 28, 2008, the Company issued Senior Secured Convertible Notes due in 2013 (the "Convertible debt") and warrants to subscribe for common shares for an aggregate purchase price of US$20 million. The Convertible debt bears interest at 5% per annum (computed based on the actual days elapsed in a period of 360 days) of the RMB notional principle amount, payable quarterly in arrears in U.S. Dollars on the first business day of each calendar quarter and on the maturity date. In addition, 1,437,467 five-year warrants were granted with a strike price of $6.07 per common share, which are callable if certain stock price thresholds are met. Approximately 215,620 warrants are also available as a management incentive if certain milestones are met.

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

The convertible debt is secured by a first priority, perfected security interest in certain shares of common stock of Lu Pingji, the chairman of the Company. The convertible debt is subject to events of default customary for convertible securities and for a secured financing.

Both the warrants and the conversion feature embedded derivative associated with the convertible debt meet the definition of a derivative instrument according to FASB No. 133, ” Accounting for Derivative Instruments and Hedging Activities” and are recorded as derivative instrument liabilities and periodically marked to market. The fair value of the warrants and the conversion feature embedded derivative on inception were determined to be $3,419,653 and $3,927,375, respectively, using the Cox-Rubinstein-Ross (“CRR”) Binomial Lattice Model with the following assumptions: expected life 4.32 years, expected volatility - 75%, risk free interest rate 2.46% and dividend rate 0%. The fair value of the warrants and embedded derivative at March 31, 2009 were determined to be $553,941 (2008 - $658,682) and $636,360 (2008 – 760,398) respectively, using the Cox-Rubinstein-Ross Binomial Lattice Model with the following assumption: expected life 3.83 - 3.91 years, expected volatility 90%, risk free interest rate 1.37-1.39% and dividend rate - 0%. For three months ended March 31, 2009 and 2008, the Company recorded a change in fair value for warrants and embedded derivative of $(104,740) (2008 - $243,756) and $(124,038) (2008 - $248,511) respectively in the consolidated statements of income.

After allocating the gross proceeds to the fair value of the warrants and the embedded derivative instrument, the remaining proceeds were allocated as the initial carrying value of the Convertible debt. It is accreted to its face amount at maturity using the effective interest method. The effective interest rate was determined to be 15.30%. The carrying value of Convertible debt at March 31, 2009 was $13,903,756 (2008 - $13,621,934). Related interest expense and accretion expense for the three months ended March 31, 2009 were $263,363 (2008 - $177,777) and $281,822 (2008 - $171,683) respectively.

Note 13 — Noncontrolling Interest

Noncontrolling interest consists of the interest of noncontrolling shareholders in the subsidiaries of the Company. As of March 31, 2009 noncontrolling interest amounted to $29,062,215 (December 31, 2008 - $29,109,350).

On November 5, 2008, the Company and Prax Capital entered into a conditional joint agreement to develop 79 acres within China Housing’s Baqiao project located in Xi’an. Prax Capital invested $29.3 million for a 25% interest in Puhua with various distribution rights. Prax Capital’s shares are redeemable at the option of the holder, provided that Prax gives advance notice, and with the Company’s approval. Prax has the first right of distribution and there is a maximum amount that Prax can receive. At this time, the Company believes that it is not probable that Prax Capital will exercise their redemption option.

On November 5, 2008, New Land entered into a Deed of Guarantee (the “Guarantee”), in favor of Prax Capital and Success Hill (Success Hill and together with Prax, the “Beneficiaries”) whereby the Company guaranteed the performance of certain obligations of New Land and Manstate pursuant to the terms and conditions of various agreements entered into by and between Prax Capital, Success Hill, and New Land, among others, in connection with Framework Agreement entered into on November 5, 2008, (“Framework Agreement”) by and between New Land, the Company, and Prax Capital. Prax Capital and New Land, through the Framework Agreement and the other related agreements, intend to participate jointly in the bidding of land use rights with respect to a parcel of land and shall cause that land to be developed, operated and sold.

The Guarantee is a continuing guarantee and shall remain effective until a termination event occurs as contemplated by the Guarantee. If the Company fails to timely and fully perform its obligations under the Guarantee, then the Beneficiaries shall be afforded the appropriate remedy as contemplated by the Guarantee, including but not limited to, the claim for damages and the reimbursement of expenses. Any amounts payable under the Guarantee by the Company shall include interest accrued at the rate of 10% from the due date of such payment.

During the first quarter of 2009, the Company owns a 75% interest in Puhua (Xi’an) Real Estate Development Co., Ltd. (“Puhua”), a real estate development company. Given the Company’s controlling ownership interest, the accounts of Puhua have been consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for the noncontrolling investors’ interests in the net assets and operations of Puhua to the extent of the noncontrolling investor’s investments.

Noncontrolling interest
Noncontrolling Interest at December 31, 2008	29,109,350
Noncontrolling interests’ share of loss for the three months ended March 31, 2009	(47,135)
Noncontrolling Interest at March 31, 2009	$29,062,215

Note 14 — Shareholders' Equity

Pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in, a Company's Own Stock," the warrants issued contain a provision permitting the holder to demand payment based on a Black Scholes valuation in certain circumstances. Therefore, under EITF 00-19 and SFAS No. 133, the Company recorded the warrants as a liability at their fair value on the date of grant and then marked them to $395,963 at March 31, 2009 (2008 - $458,461) using the CRR Binomial Lattice Model with the following assumptions: expected life ranges from 0.22 to 3.09 years, expected volatility 90%, risk fee interest rate ranges from 0.21% to 1.18%, and dividend rate - 0%. The change in fair value of warrants for the three months ended March 31, 2009 was $(62,499) (2008 - $(253,245)).

Including the fair value of warrants associated with the convertible debenture (See Note 12), the total warrant liability as at March 31, 2009 was $949,904 (2008 - $1,117,143). The total change in fair value of warrants for the period ended March 31, 2009 was $(167,239) (2008 - $(9,489)).

As of December 31, 2008, the Company accrued as a liability $78,600 in stock-based compensation expense for 54,583 shares of common stock granted by the Company to various directors and executive in 2009. As of March 31, 2009, none of the above shares were issued.

Warrants

Following is a summary of the warrant activity:

	Number of Warrants Outstanding	Weighted Average Exercise Price

December 31, 2008	4,381,980	$4.96
Granted	0	0
Exercised	0	0
March 31, 2009	4,381,980	$4.96

Following is a summary of the status of warrants outstanding at March 31, 2009:

	Outstanding Warrants
Exercise Price	Number	Average Remaining Contractual Life

$3.31	213,131	0.29 years
$4.50	2,731,382	3.09 years
$6.07	1,437,467	3.91 years

Note 15 — Statutory Reserves

In accordance with the laws and regulations of the People’s Republic of China, the income of a wholly-owned Foreign Invested Enterprises, after the payment of the PRC income taxes, shall be allocated to the statutory surplus reserves. The proportion of allocation for reserve funds is no less than 10 percent of the profit after tax until the accumulated amount of allocation for statutory surplus reserve funds reaches 50 percent of the registered capital. Statutory reserves represent restricted retained earnings.

Statutory surplus reserves are to be utilized to offset prior years' losses, or to increase its share capital. When a limited liability company converts its surplus reserves to capital in accordance with a shareholders' resolution, the Company will either distribute new shares in proportion to the number of shares held by each shareholder, or increase the par value of each share. Except for the reduction of losses incurred, any other usage should not result in this reserve balance falling below 25% of the registered capital. Registered capital at March 31, 2009 is approximately $82.6 million (December 31, 2008 - $81.8 million).

Pursuant to the board of directors' resolution, Tsining transferred 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund, and will do so until such reserve balance reaches 50% of the Company's registered capital.

The transfer to this reserve must be made before any distributions of any dividends are distribution to shareholders. For the three months ended March 31, 2009, the Company appropriated $0 (March 31, 2008 - $0) to this surplus reserve. In connection with the Xinxing Property acquisition, the statutory reserve increased by $154,812.

Note 16 — Earnings Per Share

Earnings per share for three months ended March 31, 2009 and 2008 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

	March 31, 2009	March 31, 2008
Numerator
Income attributable to common shareholders - basic	$1,902,719	$47,685
Effect of dilutive securities
Warrants	0	(253,245)
Income attributable to common shareholders - diluted	$1,902,719	$(205,560)
Denominator
Weighted average shares outstanding - basic	30,893,757	30,142,565
Effect of dilutive securities
Warrants	0	155,525
Shares to be issued to directors	28,504	0
Weighted average shares outstanding - diluted	30,922,261	30,298,090
Net Income / (Loss) per share
Basic	$0.06	$0.00
Diluted	$0.06	$(0.01)

The outstanding warrants have an anti-dilutive effect on the earnings per share and are therefore excluded from the determination of diluted earnings per share calculation.

Note 17 — Commitments and Contingencies

The Company leases part of its office and hotel space under operating lease agreements. The future minimum rental payments required under the operating lease agreements are summarized below.

The Company entered into a contract with Xi’an Baqiao local government for a rubber river dam construction project. The Company is committed to expend approximately $1,024,455 for this project.

As of March 31, 2009, the Company had one land use right with an unpaid balance of approximately $2.6 million. The balance is not due until the vendor removes the existing building on the land and changes the zoning status on the land use right certificate.

	Payment due by period
Commitments and Contingencies	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years

Rental lease	$420,907	$152,012	$58,140	$52,754	$158,001
Rubber dam construction	1,024,455	1,024,455	-	-	-
Land use right	2,590,408	-	2,590,408	-	-
Total	$4,035,770	$1,176,467	$2,648,548	$52,754	$158,001

ITEM 2. Management's Discussion and Analysis

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are forward-looking statements, which can be identified by the use of terminology such as estimates, projects, plans, believes, expects, anticipates, intends, or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties, and other factors affecting our operations, market growth, services, products, and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events and conditions that may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation: our ability to attract and retain management, and to integrate and maintain technical information and management information systems; our ability to raise capital when needed and on acceptable terms and conditions; the intensity of competition; and general economic conditions.

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

By leveraging its strong background and capabilities, China Housing & Land Development has been able to capitalize on the supply of available land and develop residential and commercial properties, further increase China Housing's brand recognition, and outperform its competitors in the development of medium size residential and commercial real estate projects in greater Xi'an.

China Housing & Land Development is the leading non-government middle-and-upper income residential real estate development company in Xi'an.

Our Property Projects

We provide three fundamental types of real estate development products:

▪	High-rise apartment buildings, typically 12 to 28 stories high, usually of steel-reinforced concrete, that are completed within approximately 24 months of securing all required permits.

▪	Mid-rise apartment buildings, typically 7 to 11 stories high, usually of steel-reinforced concrete, that are completed within 12 to 18 months of securing all required permits.

▪	Low-rise apartment buildings and villas, typically 2 to 6 stories high, often of steel-reinforced concrete, that are completed within about 12 months of securing all required permits.

Our projects can be classified into one of four stages of development:

▪	Projects under construction, where the building construction has started but has not yet been completed;

▪
Projects in process, which include developments where we have typically secured the development and land use rights, and where the site planning, architecture, engineering, and infrastructure work is progressing;

▪
Projects in planning, where we have purchased the development and or land use rights for parcels of land as part of our project development pipeline. The completion of projects on these sites is subject to adequate financing, permits, licensing, and certain market conditions; and

▪	Completed projects, where the construction has been finished and most of the units in the buildings have been sold, leased, or rented.

Projects under construction

Project name	Type of Projects	Actual or Estimated Construction Period	Actual or Estimated Pre-sale Commencement Date	Total Site Area (m2)	Total GFA (m2)	Sold GFA by March 31, 2009 (m2)
JunJing II Phase One	Multi-Family residential & Commercial	Q3/2007 - Q3/2009	Q2/2008	39,524	136,012	76,295

JunJing II Phase Two	Multi-Family residential & Commercial	Q2/2009 - Q2/2011	Q3/2009	29,800	112,556	-

Project name	Total Number of Units	Number of Units sold	Estimated Revenue ($ millions)	Contracted Revenue by March 31, 2009 ($ millions)	Recognized Revenue by March 31, 2009 ($ millions))
JunJing II Phase One	1,182	745	95.6	45.6	34.3

JunJing II Phase Two	1,015	-	94.1	-	-

JunJing II: JunJing II is located at 38 East Hujiamiao, Xi’an, with total GFA about 248,568 square meters. It is the first Canadian style residential community with “green and energy-saving” characteristics, and won the “National Energy Saving Project.” The project is divided into 2 phases, namely JunJing II Phase One and JunJing II Phase Two. We started the construction of JunJing II Phase One in the third quarter of 2007 and started the presale campaign in the second quarter of 2007.

As of March 31, 2009, our customers have signed pre-sales purchase agreements for apartments with purchase prices totaling $45.6 million, of which we have recognized $34.3 million in revenues, based on the percentage of completion method of accounting. About $10.4 million of those pre-sales payments were booked as advances from customers and will be recognized as revenues as construction advances.

We will start the construction work for Phase Two in the second quarter 2009 and will begin accepting pre-sale purchase agreements during the third quarter 2009. Revenue from pre-sales in Phase Two will begin to be recognized when the construction starts above the ground level.

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

Baqiao New Development Zone:  On March 9, 2007, we entered into a Share Transfer Agreement with the shareholders of Xi’an New Land Development Co., Ltd. (New Land), under which the Company acquired 32,000,000 shares of New Land, constituting 100 percent equity ownership of New Land. This acquisition gave the Company the exclusive right to develop and sell 487 acres of land in a newly designated satellite city of Xi’an. We believe this represents a major growth opportunity for the Company.

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

After selling 18.4 acres and placing 79 acres in the joint venture, about 390 acres remained available for the Company to develop in the Baqiao project.

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

JunJing III: JunJing III is near our JunJing II project and the city expressway. It has an expected total gross floor area of about 51,470 square meters. The project will consist of 3 high rise buildings, each 28 to 30 stories high. The project is targeting middle to high income customers who require a high quality living environment and convenient transportation to the city center. We plan to start construction during the third quarter 2009 and the pre-sales during the same quarter. The total estimated revenue from this project is about $46.0 million.

Completed Projects

Project name	Type of Projects	Completion Date	Total Site Area (m2)	Total GFA (m2)	Total Number of Units	Number of Units sold by March 31, 2009
Tsining Mingyuan	Multi-Family residential & Commercial	Q2/2000	17,526	53,055	303	303
Lidu Mingyuan	Multi-Family residential & Commercial	Q4/2001	5,289	8,284	56	56
Tsining Hanyuan	Multi-Family residential & Commercial	Q4/2003	3,026	32,229	238	238
Tsining Home IN	Multi-Family residential & Commercial	Q4/2003	8,483	30,072	215	213
Tsining Gangwan	Multi-Family residential & Commercial	Q4/2004	12,184	41,803	466	466
Tsining-24G	Hotel, Commercial	Q2/2006	8,227	43,563	773	685
JunJing I	Multi-Family residential & Commercial	Q3/2006	55,588	167,931	1,671	1,567

Tsining Mingyuan: 8 East Youyi Road, Xi’an. The construction area was 53,055 square meters. Mingyuan is a residential complex consisting of 303 apartments ranging from two to four bedrooms. Construction commenced in March 1998 and was completed in April 2000. In total, the project generated total sales of $19.98 million.

Lidu Mingyuan: 25 East Mutoushi, Xi’an. Located in the prime area near Xi’an historic Bell Tower, the project covers 1.3 acres with a building area of 8,284 square meters, and has 56 apartments ranging from two to four bedrooms. The project began in October 2000 and was completed in November 2001. Total sales were $4.32 million.

Tsining Hanyuan: 6 East Youyi Road, Xi’an. Located in the south of Xi’an, the area is noted for its schools and universities. The project was started in February 2002 and completed in December 2003. It is comprised of 238 two and three bedroom apartments and covering a total construction area of 32,229 square meters. The project generated total sales of $14.05 million.

Tsining Home IN: 88 North Xingqing Road, Xi’an. Located near the city center, the Home IN project consists of 215 two and three bedroom western-style apartments. Total construction area is 30,072 square meters. The project, completed in December 2003, generated total sales of $12.79 million.

Tsining GangWan: 123 Laodong Road, Xi’an. Less than one mile from the western hi-tech industrial zone, GangWan spans three acres and is comprised of eight buildings with a total construction area of 41,803 square meters. The project began in April 2003 and was completed in December 2004. GangWan has 466 apartments ranging from one to three bedrooms. Total sales were US$ 18.44 million.

Tsining-24G: 133 Changle Road, Xi’an. 24G is a redevelopment of an existing 26 floor building, located in the center of the most mature and developed commercial belt of the city. This upscale development includes secured parking, cable TV, hot water, air conditioning, natural gas access, internet connection, and exercise facilities. This project was awarded “The Most Investment Potential Award in Xi’an city” in 2006. Target Customers were white-collar workers, small business owners and traders as well as entrepreneurs. Total area available for residential use was 43,563 square meters, covering 372 one to three bedroom serviced apartments. The project started construction in June 2005 and was completed in June 2006 with total sales of $39.08 million.

Tsining JunJing Garden I: 369 North Jinhua Road, Xi’an. JunJing Garden I was the first German style residential & commercial community in Xi’an, designed by the world-famous WSP architectural design house. Its target Customer is local middle income families. The project has 15 residential apartment buildings consisting of 1,230 one to five bedroom apartments. The Garden features secured parking, cable TV, hot water, heating systems, and access to natural gas. Total GFA available was 167,931 square meters. JunJing Garden I was also a commercial venture that houses small businesses serving the needs of JunJing Garden I residents and surrounding residential communities. The project was completed in September 2006 and generated total revenue of $50.46 million.

CONSOLIDATED OPERATING RESULTS

Three Months Ended March 31, 2009 Compared With Three Months Ended March 31, 2008

Revenues

Our revenues are mainly derived from the sale of residential and commercial units and buildings, infrastructure work we perform for the local government, and land development projects in the Baqiao area.

In the first quarter of 2009, most of our revenues came from Tsining JunJing II phase one, which consists of 13 residential buildings and 3 auxiliary buildings, including one kindergarten, with a gross floor area of about 136,012 square meters. This project is currently under construction and collecting funds under pre-sale agreements.

Effective January 1, 2008, the company adopted the percentage of completion method of accounting for revenue recognition for all building construction projects in progress, which currently includes the Tsining JunJing II. The full accrual method was used before that date for all our residential, commercial, and infrastructure projects. Infrastructure projects continue to be accounted for using the full accrual method of accounting.

	3 months	3 months
	ended	ended
Revenues by project:	March 31, 2009	March 31, 2008
US dollars

Project Under Construction
Tsining JunJing II Phase One	$10,305,262	$-

Projects Completed
Tsining JunJing I	1,580,565	4,347,648
Tsining-24G	862,593	-286,622
Tsining Gangwan	158,724	23,336
Tsining Hanyuan	-	-
Tsining Home In	18,725	53,220
Tsining Mingyuan	-	44,567
Lidu Mingyuan	-	-

Infrastructure Project
Baqiao infrastructure construction	-	-

Project In Process
Baqiao	-	-

Revenues from the sales of properties	$12,925,869	$4,182,149

The revenues from the sale of properties in the three months ended March 31, 2009 increased 209% to $12,925,869 from $4,182,149 in the same period 2008. The increase was primarily due to the increased revenue from Tsining JunJing II Phase One, our current project under construction.

The revenue from completed projects totaled $2,620,607 in the three months ended March 31, 2009 compared with $4,182,149 in the same period of 2008. The 37.3% decrease was due mainly to the absence of revenues from Tsining-24G and JunJing I as both projects had been completed.

As a result of the utilization of the full accrual method of accounting for infrastructure projects, we have not recognized revenues from the infrastructure project in the Baqiao area. We expect to finish the river dam in second quarter 2009 and recognize the revenues when the project is delivered to the local government.

Our Project in Process is the Baqiao project where we have the exclusive right to develop 487 acres. In 2007, we acquired the development rights and recognized $24,405,717 in revenue as a result of a 18.4 acre land sale to an unrelated developer. Near the end of 2008, we established a joint venture with Prax Capital Real Estate Holdings Limited (Prax Capital) to co-develop 79 acres within the Baqiao project. Prax Capital invested $29.3 million cash in the joint venture. About 390 acres remain available for development in the Baqiao project.

Revenues from projects under construction

Tsining JunJing II Phase One

Tsining JunJing II Phase One was our major revenue generating construction project in the three months ended March 31, 2009, contributing $10,305,262 in revenues. By March 31, 2009, we had pre-sold about 745 units in the project, totaling approximately 76,295 square meters.

JunJing II Phase One consists of 13 middle-rise and high-rise residential buildings and 3 auxiliary buildings, including a kindergarten, with a gross floor area of about 136,012 square meters. Estimated total revenues for  Phase One are approximately $95.6 million. The company expects to complete the construction of Phase One in the third quarter of 2009.

Phase Two of JunJing II consists of 12 middle-rise and high-rise buildings and is expected to start during the second quarter of 2009 and should begin contributing revenue from third quarter of 2009 or the first quarter of 2010. The total revenues from Phase Two are expected to be about $94.1 million.

Revenues from projects completed

Revenues in three months ended March 31, 2009 for completed projects decreased 37.3 percent to $2,620,607 compared with $4,182,149 in the same period 2008. The decrease in revenues for the three months ended March 31, 2009 was primarily due to the absence of revenue from Tsining -24G and JunJing I because both projects had been completed.

Other income

Other income includes property management fees, rental income, revenues from disposal of fixed assets as well as government’s allowance for the equivalent cost of interest on the company’s investments required to support infrastructure construction, continued river management, and suburban planning for the entire Baqiao high-technology industrial park. We recognized $918,814 in other income in the three months ended March 31, 2009 compared with $564,488 in the same period of 2008. The 62.8% increase is mainly due to the acquisition of Xinxing Property Management during the first quarter of 2009, which contributed approximately $548,945 to our consolidated revenues.

Cost of properties and land

The cost of properties and land in the three months ended March 31, 2009 increased 310.3% percent to $9,498,215 compared with $2,367,112 in the same period of 2008. The increase was primarily as a result of the increase sales volume in our JunJing II Phase One project.

The percentage of completion method of accounting is based on estimated costs incurred, and is preferable as it accurately reflects the business activity of the company and matches revenues with the costs incurred in the pursuit of such revenue. The company has determined that retrospective application to periods prior to January 1, 2008 is not practical as the necessary information needed to restate prior periods is not available. Therefore, the company began to apply the percentage completion method on a prospective basis beginning January 1, 2008.

Gross profit and profit margin

Gross profit for the three months ended March 31, 2009 was $4,346,468, up 82.66 percent from $2,379,525 in the same period of 2008. The gross profit margin for the three months ended March 31, 2009 was 31.39 percent compared with 50.13 percent in the same period of 2008. The decrease in the gross profit margin was mainly due to the different product mix. The residential units we sold during the three months ended March 31, 2009 generally had lower profit margins than the premium-priced retail units sold in the same period of 2008.

Selling, general, and administrative expenses

Selling, general, and administrative expenses for the three months ended March 31, 2009 increased 22.66 percent to $1,408,824 from $1,148,601 in the same period of 2008. The increase in selling, general, and administrative expenses was due primarily to the marketing expenses associated with Tsining JunJing II Phase One project and the administrative expenses related to the Puhua formation.

Stock-based compensation

We did not incur stock-based compensation expenses in the three months ended March 31, 2009 or during the same period of 2008.

Other expenses

Other expenses mainly consist of late delivery settlements and maintenance costs.

Other expenses in the three months ended March 31, 2009 increased 150.1 percent to $39,795 compared with $15,910 in the same period of 2008.

Operating profit and operating profit margin

Operating profit is defined as gross profit minus selling, general, and administrative expenses, stock-based compensation, and other expenses.

Operating profit in the three months ended March 31, 2009 was $2,897,848 compared with $1,215,014 in the same period of 2008, up 139.0 percent, primarily due to the higher revenue generated by Tsining JunJing II Phase One and, partially offset by higher selling, general, and administrative expenses in the first quarter of 2009. As a result, the operating profit margin was 20.9 percent for the first quarter of 2009 compared with 25.6 percent for the same period of 2008.

Interest expense

Interest expense in the three months ended March 31, 2009 decreased 23.1 percent to $338,078 from $439,673 in the same period of 2008, due primarily to capitalization and repayment of an 8 million RMB bank loan in Xi’an Tsining Housing Development Co., Ltd. In mid-2008, the company signed a RMB 1 billion (about $147 million) construction credit line agreement with China Construction Bank. During 2008, we drew down about $22 million of the credit line, of which the company repaid $0.44 million during three months ended March 31, 2009. The loan from China Construction Bank has an interest rate that floats at 110 percent of the People’s Bank of China reference rate.

Change in fair value of embedded derivative

The embedded derivative is related to the company’s $20 million convertible debt offering completed in January 2008. The change in the fair value of embedded derivatives was a periodic adjustment to the estimated cost to the company, which was provided by the Cox-Ross-Rubinstein Binomial Lattice valuation model. The company booked $(124,038) in the three months ended March 31, 2009 compared with $284,511 increase in the fair value of embedded derivative in the same period of 2008.

Change in fair value of warrants

In 2006, 2007, and 2008 the company issued warrants in conjunction with the issuance of common shares or convertible debt. The warrants permit the shareholders to buy additional common shares at the prices specified in the warrant agreements.

In the three months ended March 31, 2008, shareholders exercised a total of 1,870 warrants to buy a total of 1,870 common shares. A shareholder typically only exercises a warrant to buy common shares when the stock price is higher than the warrant exercise price. The shareholder pays the exercise price and the company covers the difference between the warrant exercise price and the share price at the time of conversion.

In addition, the company was required to estimate the fair value of its remaining warrants outstanding and adjust the value as appropriate, and it chose to use the Cox-Ross-Rubinstein Binomial Lattice valuation model to estimate their fair value.

The change in fair value of warrants was $(167,239) in the three months ended March 31, 2009, compared to $(9,489) during the same period of 2008, which consisted of the periodic adjustment to the estimated cost to the company to provide the common shares, assuming that all the warrants will be exercised sometime in the future. The basis for estimating the cost to provide those common shares was provided by the valuation model.

Provision for income taxes

The company booked a provision for income tax of $713,641 compared with the $280,951 recorded in the same period of 2008.

The effective tax rate was 27.3 percent for 2009 and 85.5 for 2008. The primary reason for the high effective tax rates in 2008 was that the change in fair value of embedded derivative and warrants could not be deducted from the income before taxes.

Noncontrolling Interest

We recorded $(47,135) loss attributable to noncontrolling shareholder of Puhua and Success Hill, which is related to the formation of Puhua in the first quarter of 2009. We did not have any loss attributable to noncontrolling shareholder in the same period of 2008.

Net income

Net income in the three months ended March 31, 2009 increased 3,791.3 percent to $1,855,584 from $47,685 in the same period of 2008.

As explained above, the increase in net income was due primarily to the improvement of market sentiment, higher sales revenues from our current construction project, and a higher average sales price for the units sold,  partly offset by the higher selling, general, and administrative expenses and the change in the fair value of warrants and the embedded derivative in the first quarter of 2009.

Basic and diluted earnings per share

Basic earnings per share was $0.06 in the three months ended March 31, 2009, compared to $0.00 in the same period of 2008. Diluted earnings per share was $0.06 in the three months ended March 31, 2009, compared to $(0.01) in the same period of 2008.

Common shares used to calculate basic and diluted EPS

The weighted average shares outstanding used to calculate the basic earnings per share was 30,893,757 shares in the three months ended March 31, 2009 and 30,142,565 shares in the same period of 2008. The weighted average shares outstanding used to calculate the diluted earnings per share was 30,922,261 shares in the three months ended March 31, 2009 and 30,298,090 shares in the same period of 2008.

Foreign exchange

The company operates in China and accounts in the Chinese renminbi(RMB) but reports its financial results in U.S. dollars, based on the exchange rates of the two currencies. The fluctuation of exchange rates during the three months ended March 31, 2009 and the same period of 2008, when translating the operating results and financial positions at different exchange rates, created the accrued gain (loss) on foreign exchange.

Cash flow discussion

The decrease in cash for the three months ended March 31, 2009 was $(26,759,990) compared with $12,187,924 increase in cash in the same period of 2008.

Cash flow from operating activities in the three months ended March 31, 2009 decreased 631.4 percent to $(25,801,611) from $(3,527,844) in the same period of 2008, primarily due to the operating cash outflow associated with the development of Tsining JunJing II Phase One.

The cash from investing activities in the three months ended March 31, 2009 was $813,922, compared with $(245,617) use of cash in the same period of 2008, primarily due to the cash acquired from Xinxing Property Management Co. Ltd. and the proceeds from sale of fixed assets.

Cash flow from financing activities in the three months ended March 31, 2009 used $(1,772,301) compared with $15,961,385 in 2008, since the company issued the $20 million convertible debt and warrants in the first quarter of 2008.

In mid-2008, the company signed a RMB 1 billion (about $147 million) construction credit line agreement with China Construction Bank to support the company’s development projects. The company has been granted a RMB 22 million loan for the JunJing II Phase One project and expects another 22 million loan once the JunJing II Phase Two project begins.

Debt leverage

Total debt consists of the sum of the balance sheet lines titled Payables for acquisition of businesses, Loans from employees, Loans payable and Convertible debt.

Total debt outstanding as of March 31, 2009 was $59,390,438 compared with $59,186,304 on December 31, 2008.

Net debt outstanding (total debt less cash) as of March 31, 2009 was $48,041,477 compared with $20,955,952 on December 31, 2008. The company's net debt as a percent of total capital (net debt plus shareholders' equity) was 29.4 percent on March 31, 2009 and 15.6 percent on December 31, 2008. The increase in net debt as a percent of total capital was primarily due to the payment of land use right in the first quarter of 2009, which decreased our cash to $10.6 million at March 31, 2009 from $37.4 million on December 31, 2008.

Liquidity and capital resources

Our principal demands for liquidity are for the development of new properties, property acquisitions, and general corporate purposes.

As of March 31, 2009, we had $10,598,200 of cash and cash equivalents, a decrease of $26,827,140,  compared with $37,425,340 of cash and cash equivalents as of December 31, 2008.

Financial obligations

As of March 31, 2009, we had total bank loans of $34,392,425 with a weighted average interest rate of 9.22 percent. Future scheduled maturities of loans payable were as follows:

Due Date	Outstanding Amount
2009-09-14	$3,366,067
2009-12-25	$4,390,522
2010-08-29	$5,122,276
2011-08-27	$21,513,560

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

The following table summarizes the company's loans payable that were outstanding as of March 31, 2009:

(Millions of dollars)	Balance	Interest rate	Due date

Xi'an Rural Credit Union	$3.37	11.8%	14-Sep-2009
Commercial Bank Weilai	$4.39	7.5%	25-Dec-2009
Commercial Bank Weilai	$5.12	10.21%	29-Aug-2010
China Construction Bank	$21.51	8.94%	28-Aug-2011

The currently indicated annual interest requirement on these loans totals about $3.2 million. The loan from China Construction Bank has an interest rate that floats at 110 percent of the People’s Bank of China reference rate.

The following table summarizes the amounts and types of the company's obligations and provides the estimated period of maturity for the financial obligations by class as of March 31, 2009:

Obligations Due by Period	1 year	1-3 years	3-5 years
(Millions of dollars)

Current liabilities:
Accounts payable	$9.63
Income and other taxes payable		$8.82
Other payables		$4.21
Advances (deposits) from customers		$10.56
Accrued expenses	$3.87

Long-term liabilities:
Warranties liabilities			$0.95
Deferred tax		$11.47
Fair value of embedded derivatives			$0.64
Convertible debt			$13.90

Long-term debt:
Loans payable	$7.76	$26.63
Payable for acquisition of businesses	$9.43
Loans from employees		$1.67

Liquidity expectation

The company believes that the combination of present capital resources, internally generated funds, and unused financing sources are more than adequate to meet cash requirements for the year 2009.

We intend to meet our liquidity requirements, including capital expenditures related to the purchase of land for the development of our future projects, through cash flow provided by operations and additional funds raised by future financings. Upon acquiring land for future development, we intend to raise funds to develop our projects by obtaining mortgage financing mainly from local banking institutions with which we have done business in the past. We believe that our relationships with these banks are in good standing and that our real estate will secure the loans needed. We believe that adequate cash flow will be available to fund our operations.

As part of our funding plan, on March 9, 2007, we entered into a Share Transfer Agreement with the shareholders of New Land, under which we have acquired 32,000,000 shares of the New Land, constituting 100 percent equity ownership of New Land.

New Land is now in cooperation with the Baqiao District Government of Xi'an City to develop the Baqiao Science & Technology Industrial Park, a provincial development zone in Shaanxi Province. With this acquisition, the company gained the right to develop and sell 487 acres of property that has been targeted for new residential developments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to the following market risks, including but not limit to:

General Real Estate Risk -- There is a risk that the Company's property values could go down due to general economic conditions, a weak market for real estate generally, or changing supply and demand. The Company's property held for sale value of approximately $14.3 million as of March 31, 2009, may change due to market fluctuations. Currently, it is valued at our cost which is significantly below the market value.

Risk Relating to Property Sales -- The Company may not be able to sell a property at a particular time for its  full value, particularly in a poor market.

Foreign Currency Exchange Rate Risk -- The Company does all its business in the People’s Republic of China. All the revenue and profit is denominated in RMB. When RMB depreciates, it may adversely affect the Company's financial performance. Specifically, since the Company's recent $20 million senior convertible note interest payment is denominated in US dollars, the depreciation of RMB may incur additional financing cost.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) during the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer

Changes in Internal Control over Financial Reporting

During the the quarter ended March 31, 2009, there have been no changes in the Company's internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None for the period covered by this report.

Item 1A. Risk Factors.

An investment in our company has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and the other information in this 10Q. If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could go down. This means you could lose all or a part of your investment.

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

We may be adversely affected by fluctuation in raw material prices and selling prices of our products.

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

From time to time, our development sites may experience strong winds, storms, flooding and earth quakes. Natural disasters could impede operations, damage infrastructure necessary to our constructions and operations. The occurrence of natural disasters could adversely affect our business, the results of our operations, prospects and financial condition, even though we currently have insurance against damage caused by natural disasters, including typhoons, accidents or similar events.

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

We are required to comply with the environmental protection laws and regulations promulgated by the national and local governments of the People’s Republic of China. Some of these regulations govern the level of fees payable to government entities providing environmental protection services and the prescribed standards relating to the constructions. Although our construction technologies allow us to efficiently control the level of pollution resulting from our construction process, due to the nature of our business, waste is  unavoidably generated in the processes. If we fail to comply with any of these environmental laws and regulations in the PRC, depending on the type and seriousness of the violation, we may be subject to, among other things, warning from relevant authorities, imposition of fines, specific performance and/or criminal liability, forfeiture of profits made, being ordered to close down our business operations and suspension of relevant permour.

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

China has adopted currency and capital transfer regulations. These regulations may require us to comply with complex regulations for the movement of capital. Although we believe that the Company is currently in compliance with these regulations, should these regulations or the interpretation of them by courts or regulatory agencies change; we may not be able to remit all income earned and proceeds received in connection with our operations or from the sale of our operating subsidiary to our stockholders.

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

Risks Related to Our Common Stock

Our common stock is currently traded on the NASDAQ Capital Market. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other real estate development companies, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

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

Not applicable.

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

China Housing & Land Development, Inc.

May 7, 2009	By:	/s/	Xiaohong Feng
Xiaohong Feng
Chief Executive Officer
(Principal Executive Officer)

May 7, 2009	By:	/s/	William Xin
William Xin
Chief Financial Officer
(Principal Financial and Accounting Officer)