Form 10-K/A
period 2008-12-31
China Housing & Land Development, Inc.
filed 2009-07-30
CIK 1303330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2

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
Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

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

EXPLANATORY NOTE

This amendment no. 2 to our annual report on Form 10-K initially filed with the Securities and Exchange Commission (the “Commission”) on March 25, 2009 is being filed in response to the Commission’s comment letter dated May 7, 2009.

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

TABLE OF CONTENT

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

Our Strategies

1.	Focus on continuing to serve the greater Xi’an market and on expanding our real estate development business into the leading urban markets in western China, because western China —

▪	accounts for about half the geographic area of China in total and a growing share of the country’s population,

▪	has substantial natural resources that are being mined and that are creating jobs and higher incomes per capita,

▪	has high potential GDP growth, creating higher disposable incomes,

▪	has high population growth due to —

▪	China’s Go West policy that encourages people to move from the tier 1 cities to smaller cities in the west,

▪	China’s rural to urban migration, and

▪	the emerging economies based on resource exploitation and plans for industry diversification, and

▪	is a market that is just emerging, so the development cost will be relatively inexpensive but the potential price appreciation should be attractive.

2.	Serve the rapidly growing middle and upper income families.

Our target market customers appreciate our high quality and can afford our attractive cost-effective apartments.

3.	Maintain modern cost control systems to ensure cost-effective and efficient operations.

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

We know the real estate market, the players, and the parcels. Usually, we have the best relationships in the industry, which give us a substantial competitive advantage — to acquire development rights and land rights, to select the best subcontractors and suppliers, to have the most effective marketing and sales programs, to attract the best leaders and staff, to support the government in implementing its desired housing policies, and to achieve our target rates of return on investment.

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

▪	Completed projects, where the construction has been finished and most of the units in the buildings have been sold, leased, or rented.

Project under construction

Project name	Type of Projects	Actual or Estimated Construction Period	Actual or Estimated Pre- sale Commencement Date	Total Site Area (m2)	Total GFA (m2)	Sold GFA by Dec. 31/2008 (m2)
JunJing II phase one	Multi-Family residential & Commercial	Q3/ 2007 - Q3/2009	Q2/2008	39,524	136,012	57,098
JunJing II phase two	Multi-Family residential & Commercial	Q2/2009 - Q2/2011	Q3/2009	29,800	112,556	-

Project name	Total Number of Units	Number of Units sold	Estimated Revenue (million)	Contracted Revenue by Dec.31/2008 (million)	Recognized Revenue by Dec.31 2008 (million)
JunJing II phase one	1,182	559	95.6	33.6	23.8
JunJing II phase two	1,015	-	94.1	-	-

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

Projects under planning and in process

Project name	Type of Projects	Estimated Construction Period	Estimated Pre- sale Commencement Date	Total Site Area (m2)	Total GFA (m2)	Total Number of Units
Baqiao New Development Zone	Land Development	2009 - 2020	N/A	N/A	N/A	N/A
Puhua	Multi-Family residential & Commercial	Q3/2009 - Q3/2014	Q4/2009	192,582	610,000	5,000
JunJing III	Multi-Family residential & Commercial	Q3/2009 - Q3/2011	Q3/2009	8,094	51,470	570

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

	Registered Capital (million)		Experience (years)	Developed Area (square meters)	Other	Time for license to be authorized
Level 1	US$	6.250	5	300,119	No
Level 2	US$	2.500	3	150,059	Severe	20 Days
Level 3	US$	1.000	2	50,020	Accident
Level 4	US$	0.125	1	N/A

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

Our future capital requirements will depend on many factors, including industry and market conditions, our ability to successfully implement our new branding and marketing initiative, and expansion of our production capabilities. We anticipate that we may need to raise additional funds in order to grow our business and implement our business strategy. We anticipate that any such additional funds would be raised through equity or debt financings. In addition, we may enter into a revolving credit facility or a term loan facility with one or more syndicates of lenders. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. Even if we are able to raise capital through equity or debt financings, as to which there can be no assurance, the interest of existing shareholders in our company may be diluted, and the securities we issue may have rights, preferences, and privileges that are senior to those of our common stock or may otherwise materially and adversely affect the holdings or rights of our existing shareholders. If we cannot obtain adequate capital, we may not be able to fully implement our business strategy, and our business, results of operations, and financial condition would be adversely affected. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” In addition, we have and will continue to raise additional capital through private placements or registered offerings, in which broker-dealers will be engaged. The activities of such broker-dealers are highly regulated, and we cannot assure that the activities of such broker-dealers will not violate relevant regulations and generate liabilities despite our expectation otherwise.

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

Common shares used to calculate basic and diluted EPS

2008 — The weighted average shares outstanding used to calculate the basic earnings per share were 30,516,411 shares in 2008 and 26,871,388 shares in 2007. The weighted average shares outstanding used to calculate the diluted earnings per share were 30,527,203 shares in 2008 and 26,871,388 shares in 2007. The increase was primarily due to the incentive shares we issued to certain managements for their 2007 performance.

2007 — Basic and diluted earnings per share were based on weighted average shares outstanding of 26,817,388 for 2007 and 20,277,615 for 2006. The 32.3 percent increase in the weighted average shares outstanding was due to the common shares with warrants issued in 2007, as well as the common stock with warrants that were issued in 2006.

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

Accounting Principles Recently Adopted

SFAS No. 159, "The Fair Value Option for Financial Assets and Financials Liabilities — Including an Amendment of FASB Statement No.115" issued by FASB in February 2007, permits measurement of certain financial assets and financial liabilities at fair value. If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date. Generally, the fair value option may be elected on an instrument by instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 requires prospective application and certain additional presentation and disclosure requirements. The adoption on January 1, 2008 of this statement did not have a material impact on the Company's consolidated financial statements.

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

Note 6 — Accounts Receivable

Accounts receivable consist of the following as at December 31, 2008 and 2007:

	2008	2007

Accounts receivable	$2,691,278	$12,202,396
Allowance for doubtful accounts	(1,278,156)	(94,514)

Accounts receivable, net	$813,122	$12,107,882

Note 7 — Other Receivables, Prepaid Expenses and Other Assets

Other receivables, prepaid expenses and other assets consist of the following as at December 31, 2008 and 2007:

	2008	2007

Other receivables	$916,886	$749,890
Allowance for bad debts	(473,058)	(190,372)
Prepaid expenses	2,669	7,790

Other receivables, prepaid expense other assets	$446,497	$567,308

Note 8 — Property and Equipment, Net

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

Note 9 — Intangible assets

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

Note 11 — Loans from Employees

The Company has borrowed monies from certain employees to fund the Company's construction projects. These loans bear interest at rates ranging between 7% and 12% and all principal amounts matures in 2009. At December 31, 2008, loans from employees amounted to $1,517,039 (December 31, 2007 - $2,388,862).

Note 12 — Loans Payable

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

Note 14 — Minority interest

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

Note 15 — Accrued Expenses

	2008	2007
Accrued expenses	$855,270	$362,854
Accrued Interest	$2,684,572	1,540,597
Total	$3,539,842	$1,903,451

In accrued expense, there is a $293,148 (RMB 2 million) finder fee payable to an unrelated party that assisted the Company in the formation of Puhua.

Note 16 — Shareholders' Equity

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

Note 17 — Statutory Reserves

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

Note 18 — Employee Welfare Plan

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

Note 19 — Earnings Per Share

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

Notes 20 — Other Income

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

Note 21 — Segmented Information

The Company has one operating segment, being the real-estate sales and development. All revenue is from customers in the PRC and all of the Company’s assets are located in the PRC.

Note 22 — Commitments and Contingencies

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

Note 23 — Subsequent event

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

During the Company’s two most recent fiscal years ended December 31, 2006 and 2005 and through the date of this current report, the Company did not consult with the New Auditor on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and the New Auditor did not provide either a written report or oral advice to the Company that the New Auditor concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K

ITEM 9A(T). CONTROLS AND PROCEDURES.

(a)     Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective, although there were certain significant deficiencies in our internal control over financial reporting as described below. The company has engaged Ernest & Young to help us comply with SOX 404.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  We performed an evaluation of the effectiveness of our internal control over financial reporting that is designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008. Based on such evaluation, our management, including the CEO and CFO, has concluded that the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) as of December 31, 2008 were effective, although there were certain identified significant deficiencies as of December 31, 2008 as follows:

•	the Company does not have adequate qualified personnel to ensure the accounting records are in accordance with U.S. GAAP; and

•	the Company does not have formal and accurate documentation on review or approval procedures for the work performed by accounting staff.

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

Starting February 2009, the Company has engaged Ernest & Young to help the Company perform SOX 404 evaluation and preparation work. Our management hopes that this course of action will further improve the effectiveness of company’s internal control and by the end of 2009.

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
10.6
Framework Agreement, dated November 5, 2008, by and between the Registrant and Prax Capital China Real Estate Fund I, Ltd. (incorporated by reference to the exhibits to the Registrant’s Form 10-K filed on March 25, 2009).

10.7
Deed of Guarantee, dated November 5, 2008, made by the Registrant in favor of Success Hill Investments Limited and Prax Capital Real Estate Holding Limited (incorporated by reference to the exhibit to Registrant's Form 8-K filed on January 28, 2009).

21.1	List of subsidiaries. (incorporated by reference to the exhibits to the Registrant’s Form 10-K filed on March 25, 2009).
23.1	Consent of Moore Stephens Wurth Frazer and Torbet, LLP (incorporated by reference to the exhibits to the Registrant’s Form 10-K filed on March 25, 2009).
23.2	Consent of MSCM LLP (incorporated by reference to the exhibits to the Registrant’s Form 10-K filed on March 25, 2009).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.*
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*
32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

CHINA HOUSING AND LAND DEVELOPMENT, INC.

July 29, 2009	By:	/s/ Feng Xiaohong
Name: Feng Xiaohong Title: Chief Executive Officer

July 29, 2009	By:	/s/ Cangsang Huang
Name: Cangsang Huang Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Lu Pingji	Chairman of the Board	July 29, 2009
Lu Pingji

/s/ Feng Xiaohong	Chief Executive Officer & Managing Director	July 29, 2009
Feng Xiaohong

/s/ Xiao GenXi’ang	Vice President & Managing Director	July 29, 2009
Xiao GenXi’ang

/s/ Mr. William Xin	Chief Financial Officer	July 29, 2009
Mr. William Xin
July 29, 2009
/s/ Albert S. McLelland	Independent Director
Mr. Albert S. McLelland
July 29, 2009
/s/ Mr. Michael Marks	Independent Director
Mr. Michael Marks
July 29, 2009
/s/ Mr. Carolina Woo	Independent Director
Mr. Carolina Woo
July 29, 2009
/s/ Mr. Gao Suiyi	Independent Director
Mr. Gao Suiyi