Form 10-Q
period 2009-06-30
China Housing & Land Development, Inc.
filed 2009-08-12
CIK 1303330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Common Stock outstanding on August 12, 2009 was 31,045,303 shares.

CHINA HOUSING & LAND DEVELOPMENT, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Interim Condensed Consolidated Balance Sheets
As of June 30, 2009 and December 31, 2008
(unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Cash	$10,133,600	$37,425,340
Cash - restricted	751,173	805,012
Accounts receivable, net of allowance for doubtful
accounts of $1,001,487 and $1,278,156, respectively	3,860,834	813,122
Other receivables and prepaid expenses, net	800,396	446,497
Notes receivable, net	684,959	811,695
Prepaid other taxes	2,286,955	545,979
Real estate held for development or sale	106,219,713	60,650,011
Property and equipment, net	12,975,105	12,391,501
Asset held for sale	14,292,560	14,308,691
Advance to suppliers	689,565	704,275
Deposits on land use rights	26,586,901	47,333,287
Intangible assets, net	41,630,027	46,043,660
Goodwill	815,955	-
Deferred financing costs	544,726	622,118
Total assets	222,272,469	222,901,188

LIABILITIES
Accounts payable	$13,729,345	$10,525,158
Advances from customers	10,305,087	9,264,385
Accrued expenses	4,461,524	3,539,842
Payable to acquisition of businesses	7,649,891	8,429,889
Income taxes payable	10,203,902	8,078,709
Other payables	3,145,809	5,183,251
Loans from employees	2,185,880	1,517,039
Loans payable	24,450,236	35,617,442
Deferred tax liability	11,497,938	11,510,915
Warrants liability	7,983,626	1,117,143
Fair value of embedded derivatives	6,472,976	760,398
Convertible debt	14,199,920	13,621,934
Total liabilities	116,286,134	109,166,105

SHAREHOLDERS' EQUITY
Common stock: $.001 par value, authorized 100,000,000 shares	30,948	30,894
issued and outstanding 30,948,340 and 30,893,757, respectively
Additional paid in capital	31,658,301	31,390,750
Common stock subscribed from warrants conversion	320,815	-
Statutory reserves	3,696,038	3,541,226
Retained earnings	31,277,536	39,265,062
Accumulated other comprehensive income	10,086,381	10,397,801
Noncontrolling interest	28,916,316	29,109,350
Total shareholders' equity	105,986,335	113,735,083

Total liabilities and shareholders' equity	$222,272,469	$222,901,188

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Interim Condensed Consolidated Statements of Income and Other Comprehensive Income
For The Three and Six Months Ended June 30, 2009 and 2008
(Unaudited)

	3 Months	3 Months	6 Months	6 Months
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
REVENUES
Sale of properties	$21,180,940	$13,055,230	$34,106,809	$17,579,175
Other income	1,420,979	189,260	2,339,793	411,952

Total revenues	22,601,919	13,244,490	36,446,602	17,991,127

COSTS AND EXPENSES
Cost of properties and land	15,394,470	11,252,721	24,892,685	13,619,833
Selling, general, and administrative expenses	1,942,946	1,418,750	3,351,770	2,567,351
Other expenses	150,327	103,344	190,123	119,254
Interest expense	446,899	658,443	784,977	1,098,116
Accretion expense on convertible debt	296,164	253,558	577,986	425,241
Change in fair value of embedded derivatives	5,836,616	(738,999)	5,712,578	(454,488)
Change in fair value of warrants	7,222,727	(946,563)	7,055,488	(956,052)

Total costs and expenses	31,290,149	12,001,254	42,565,607	16,419,255

Income before provision for income taxes	(8,688,230)	1,243,236	(6,119,005)	1,571,872

Provision for income taxes	1,347,914	107,357	2,061,555	388,308
NET (LOSS) INCOME	(10,036,144)	1,135,879	(8,180,560)	1,183,564

Less: net loss attributable to noncontrolling interest	(145,899)	-	(193,034)	-

Net (loss) income attributable to China Housing & Land Development, Inc.	(9,890,245)	1,135,879	(7,987,526)	1,183,564

OTHER COMPREHENSIVE INCOME (LOSS)
Gain (loss) in foreign exchange	51,713	1,735,766	(311,420)	5,264,252

COMPREHENSIVE (LOSS) INCOME	$(9,838,532)	$2,871,645	$(8,298,946)	$6,447,816

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	30,932,745	30,143,757	30,913,359	30,143,161

Diluted	30,938,070	30,311,201	30,916,036	30,304,679

NET (LOSS) INCOME PER SHARE
Basic	$(0.32)	$0.04	$(0.26)	$0.04

Diluted	$(0.32)	$0.03	$(0.26)	$0.02

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARIES

Interim Condensed Consolidated Statements of Cash Flows
For The Six Months Ended June 30, 2009 and 2008
(Unaudited)

	June 30,	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(8,180,560)	$1,183,564
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Bad debt recovery	(275,265)	-
Depreciation	315,026	183,657
Exchange loss	-	103,344
(Gain) loss on disposal of fixed assets and inventory	(16,200)	14,844
Amortization of deferred financing costs	77,391	67,367
Change in fair value of warrants	7,055,488	(956,052)
Change in fair value of embedded derivatives	5,712,578	(454,488)
Accretion expense on convertible debt	577,986	425,241
Non-cash proceeds from sale of properties	(23,804)	(2,923,177)
(Increase) decrease in assets:
Accounts receivable	(2,689,972)	(1,871,161)
Prepaid other taxes	(1,790,793)	-
Real estate held for development or sale	(33,922,050)	(14,440,226)
Advances to suppliers	13,738	375,487
Refund (deposit) on land use rights	13,363,368	(1,594,144)
Other receivables prepaid expenses	952,254	233,934
Increase (decrease) in liabilities:
Accounts payable	3,205,445	5,654,551
Advances from customers	922,457	3,869,507
Accrued expense	790,270	902,519
Other payable	(3,191,392)	694,784
Other taxes payable	-	49,274
Income taxes payable	2,031,450	504,122
Net cash used in operating activities	(15,072,585)	(7,977,053)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	52,887	(2,437,759)
Purchase of buildings, equipment and automobiles	(478,557)	(123,516)
Notes receivable collected	149,549	71,614
Cash acquired in business combinations	519,309	-
Proceed from sale of property and equipment	194,006	858,755
Net cash provided by (used in) investing activities	437,194	(1,630,906)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of convertible debt	-	19,230,370
Investment and advances from minority shareholder	267,605	14,168,119
Payments on loans payable	(11,127,389)	-
Loans from or repayment to employees, net	670,493	(659,605)
Repayment of payables for acquisition of businesses	(2,533,242)	(3,476,856)
Proceeds from exercise of warrants	320,815	8,415
Net cash provided by (used in) financing activities	(12,401,718)	29,270,443

(DECREASE)/INCREASE IN CASH	(27,037,109)	19,662,484

Effects on foreign currency exchange	(254,631)	752,116

CASH, beginning of period	37,425,340	2,351,015

CASH, end of period	$10,133,600	$22,765,615

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders' Equity
As of June 30, 2009 and December 31, 2008
(Unaudited)

	Common Stock		Common	Additional			Accumulated other
	Shares	Par Value	stock subscribed	paid in capital	Statutory reserves	Retained earnings	comprehensive income	Noncontrolling interest	Totals
BALANCE, December 31, 2008	30,893,757	$30,894	$-	31,390,750	$3,541,226	$39,265,062	$10,397,801	$29,109,350	$113,735,083
Net Income	-	-	-	-	-	1,902,719	-	-47,135	1,855,584
Adjustment to statutory reserves	-	-	-	-	154,812	-	-	-	154,812
Foreign currency translation adjustment	-	-	-	-	-	-	-363,133	-	-363,133
BALANCE, March 31, 2009	30,893,757	30,894	-	31,390,750	3,696,038	41,167,781	10,034,668	29,062,215	115,382,346
Stock-based compensation	54,583	54	-	78,546	-	-	-	-	78,600
Fair value of warrants exercised	-	-	-	189,005	-	-	-	-	189,005
Common stock subscribed from warrants conversion	-	-	320,815	-	-	-	-	-	320,815
Net Income	-	-	-	-	-	-9,890,245	-	-145,899	-10,036,144
Foreign currency translation adjustment	-	-	-	-	-	-	51,713	-	51,713
BALANCE, June 30, 2009	30,948,340	$30,948	$320,815	31,658,301	$3,696,038	$31,277,536	$10,086,381	$28,916,316	$105,986,335

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES
Notes To Interim Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Organization and Basis of Presentation

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

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair statement of the Company's consolidated financial position as at June 30, 2009 and results of operations and cash flows for the periods ended June 30, 2009 and 2008. These adjustments consist of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year.

The unaudited interim condensed consolidated financial statements are based on accounting principles that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Annual Report”); except as disclosed below. They do not include certain footnote disclosures and financial information normally included in annual consolidated financial statements prepared in accordance with GAAP and, therefore, should be read in conjunction with the audited consolidated financial statements and notes included in the Company's 2008 Annual Report.

Accounting Principles Recently Adopted

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)") which revised SFAS No. 141, "Business Combinations". SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquirer and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. The adoption on January 1, 2009 of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 amends and expands the disclosure requirements of FASB Statement 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") to require qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements. The adoption on January 1, 2009 of this standard did not have a material impact on the Company’s condensed consolidated financial position or results of operations and the required disclosures have been included in Note 12 and 14.

In April 2008, the FASB issued FSP SFAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142's entity-specific factors. The adoption on January 1, 2009 of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. The adoption on January 1, 2009 of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2008, the FASB issued FASB FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)". FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. Such separate accounting also requires accretion of the resulting discount on the liability component of the debt to result in interest expense equal to an issuer`s nonconvertible debt borrowing rate. In addition, the FSP provides for certain changes related to the measurement and accounting related to derecognition, modification or exchange. The adoption on January 1, 2009 of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In September 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing income per share under the two-class method pursuant to SFAS No. 128, "Earnings per Share." This guidance establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption on January 1, 2009 of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“SFAS No.152-2 and SFAS No.124-2”) which provides operational guidance for determining other-than-temporary impairments (“OTTI”) for debt securities. SFAS No.152-2 and SFAS No.124-2 are effective for interim and annual periods ending after June 15, 2009. The adoption on April 1, 2009 of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued SFAS No. 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“SFAS No. 107-1and APB 28-1”). SFAS No. 107-1 and APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of SFAS No. 107, “Disclosures about the Fair Value of Financial Instruments.” (“SFAS No. 107”). Additionally, SFAS No. 107-1 and APB 28-1 require disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. SFAS No. 107-1 and APB 28-1 do not change the accounting treatment for these financial instruments. The adoption on April 1, 2009 of these standards did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued SFAS No. 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“SFAS No. 157-4”). SFAS No. 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. SFAS No. 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, SFAS No. 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. Since the volume and level of activitiy for the asset or liability of the Company have not decreased and there are no identifying transactions that are not orderly, the adoption on April 1, 2009 of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards for the accounting for and the disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. We adopted this pronouncement effective June 30, 2009, and the adoption of this new standard did not have a material effect on our consolidated financial position, results of operations or cash flows. We have evaluated subsequent events through August 12, 2009, the date the condensed consolidated financial statements were available to be issued. There were no subsequent events identified.

Recent accounting pronouncement

In July 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification” (“SFAS 168”), as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is non-authoritative. Therefore, beginning with the 10Q filing for September 30, 2009, all references made by the Company to GAAP in the consolidated financial statements will be the new codification numbering system.  The Codification does not change or alter existing GAAP and therefore, is not expected to have any impact on the Company’s condensed consolidated financial statements.

Foreign exchange rates used

	June 30, 2009	December 31, 2008	June 30, 2008
Period end RMB/U.S. Dollar exchange rate	6.8302	6.8225	6.8591
Average RMB/U.S. Dollar exchange rate	6.8293	6.9483	6.9572

New accounting policies related to acquisition

On January 1, 2009, the Company acquired Xinxing Property (See Note 2). Xinxing Property provides property management services. The revenues of the property management services are recognized when the services are provided.

Depreciation of Xinxing Property’s income producing property’s improvements is computed using the straight-line method over the estimated useful lives of 10 years.

Reclassification

Certain reclassifications have been made to the prior year’s financial statements to conform to the 2009 presentation. The effects of the reclassifications were not material to the Company’s condensed consolidated financial statements.

Note 2 – Acquisition

On January 20, 2009, the Company signed an equity purchase agreement with the shareholders of Xinxing Property and acquired 100% ownership of Xinxing Property for a purchase price of RMB 12 million (approximately $1.76 million). Xinxing Property provides property management services to residential and commercial projects. The acquisition strengthens the Company’s ability to improve the value to customers during the after-sale phase of the real estate development business. The synergies and benefits gained are reflected in the value of goodwill recorded.

According to the purchase agreement, the operational control of Xinxing Property passed to the Company effective January 1, 2009, and, accordingly, the results of Xinxing Property’s operations have been included in the Company’s condensed consolidated statement of income and other comprehensive income from that date. This acquisition is not considered material to the Company, and therefore, pro-forma information for the comparative period has not been presented.

The total purchase price included (1) an initial cash payment of RMB 2.0 million (approximately $0.3 million) payable upon signing of the purchase agreement, (2) a cash payment of RMB 3.6 million (approximately $0.5 million) payable on March 30, 2009, (3) an additional cash payment of RMB 3.6 million (approximately $0.5 million) payable on June 30, 2009 and (4) a final cash payment of RMB 2.8 million (approximately $0.4 million) payable on September 30, 2009. If the Company does not make payments after 45 days of signing the agreement, a 1% penalty per month will be calculated based on the payable amount. If the payment is delayed for more than 3 months, the original shareholders of Xinxing Property have the right to cancel the transaction. As of June 30, 2009, the remaining balance under the agreement amounted to $937,015 (see note 9).

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

Purchase Price	$1,758,886
Value assigned to assets and liabilities:
Assets:
Cash	519,309
Accounts receivable	81,769
Other Receivable/Prepaid expenses and other assets	1,313,754
Property and equipment, net	612,796
Liabilities:
Accounts payable	11,907
Advance from customers	2,381
Accrued expenses	120,188
Income tax and other taxes payable	151,143
Other payables	1,299,999
Total net assets	942,010
Goodwill as at January 1, 2009	816,876
Foreign exchange translation adjustment	(921)
Goodwill as at June 30, 2009	$815,955

In connection with the Xinxing Property acquisition, the statutory reserve increased $154,812.

Note 3 – Supplemental Disclosure of Cash Flow Information

Income taxes paid for both the three and six months ended June 30, 2009 amounted to $42,135 (2008 - $225,963). Interest paid for the three months ended June 30, 2009 and 2008 amounted to $917,073 and $448,334, respectively. Interest paid for the six months ended June 30, 2009 and 2008 amounted to $2,008,308 and $825,479, respectively.

Note 4 – Other Receivables and Prepaid Expenses

Other receivables, prepaid expenses and other assets consisted of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008

Other receivable	$1,021,160	$916,886
Allowance for bad debts	(328,546)	(473,058)
Prepaid expenses	107,782	2,669

Other receivables, prepaid expense other assets	$800,396	$446,497

Note 5 – Real Estate Held for Development or Sale

The following summarizes the components of real estate inventories at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008

Finished projects	$9,132,754	$10,181,827
Construction in progress	97,086,959	50,468,184

Total real estate held for development or sale	$106,219,713	$60,650,011

Interest on debt incurred by the Company for the three months ended June 30, 2009 was $1,194,478 (June 30, 2008 - $939,717), and for the six months ended June 30, 2009 was $2,392,335 (June 30, 2008 - $1,733,748). Of this interest, the Company capitalized in real estate held for development or sale during the three months ended June 30, 2009 $751,712 (June 30, 2008 - $393,310). Of this interest, the Company capitalized in real estate held for development or sale during the six months ended June 30, 2009 $1,611,491 (June 30, 2008 - $764,285).

Note 6 – Property and Equipment

Property and equipment consisted of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Head office buildings and improvements	$3,275,847	$3,234,628
Income producing properties and improvements	10,710,953	10,055,310
Electronic equipment	419,454	228,422
Vehicles	253,957	71,140
Office furniture	286,424	183,399
Computer software	126,951	91,272
Totals	15,073,586	13,874,711
Accumulated depreciation	(2,098,481)	(1,483,210)
Property and equipment, net	$12,975,105	$12,391,501

Depreciation expense for the three months ended June 30, 2009 and 2008 amounted to $160,177 and $89,839, respectively. Depreciation expense for the six months ended June 30, 2009 and 2008 amounted to $315,026 and $183,657, respectively. The depreciation expense was included in the selling, general and administrative expenses.

Note 7 – Intangible Assets

Intangible assets consists of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008

Intangibles acquired	$47,280,980	$47,334,342
Accumulated amortization	(5,650,953)	(1,290,682)

Intangible assets, net	$41,630,027	$46,043,660

Amortization expense for the three months ended June 30, 2009 and 2008 amounted to $0. Amortization expense for the six months ended June 30, 2009 and 2008 amounted to $4,360,003 and $0, respectively. The amortization expense was capitalized in the real estate construction in progress.

Note 8 – Accrued Expenses

	June 30, 2009	December 31, 2008
Accrued expenses	$1,500,266	$855,270
Accrued Interest	2,961,258	2,684,572
Total	$4,461,524	$3,539,842

Note 9 – Payable to Acquisition of Businesses

		June 30, 2009	December 31, 2008
Payable to original shareholders of New Land	(i)	$6,712,876	$8,429,889
Payable to original shareholders of Xinxing Property	(ii)	937,015	-
Total		$7,649,891	$8,429,889

(i)
The payable to the original shareholders of New Land bears 10% interest with an original maturity of January 30, 2009. New Land’s original shareholders have agreed to extend the loan to December 31, 2009.

(ii)	See Note 2

Note 10 – Loans Payable

Loans payable represent amounts due to various banks. These loans generally can be renewed with the banks when they expire. Loans payable as of June 30, 2009 and December 31, 2008 consisted of the following:
	June 30, 2009	December 31, 2008
Commercial Bank Weilai Branch
Due December 25, 2009, annual interest is at 7.5 percent, secured by the Company's 24G projects	$3,660,215	$5,130,084

Commercial Bank Weilai Branch
Due August 29, 2010, annual interest is at 10.21 percent, guaranteed by Tsining and secured by the Company's Tsining building and part of Junjing II properties	5,124,301	5,130,084

Xi'an Rural Credit union Zao Yuan Rd. Branch
Due July 3, 2010, annual interest is at 8.83 percent, secured by the Company's Jun Jing Yuan I, Yuan I, Han Yuan and Xin Xing Tower projects	2,928,172	3,371,198

China Construction Bank, Xi'an Branch
Due August 27, 2011, annual interest is at floating interest rate based on 110% of People’s Bank of China rate, secured by the Company's Jun Jing Yuan II	12,737,548	21,986,076

Total	$24,450,236	$35,617,442

All loans are used to finance construction projects. All interest paid was capitalized and allocated to various construction projects.

On June 28, 2008, the Company signed a strategic partnership Memorandum Of Understanding (“MOU”) with China Construction Bank Xian Branch that established a RMB 1 billion credit line for real estate development of the Company and its subsidiaries. On August 28, 2008, the Company entered a loan agreement with China Construction Bank Xi’an Branch for a RMB 150 million loan maturing on August 27, 2011. As of June 30, 2009, the balance of this loan was $12,737,548 (RMB 87 million) (December 31, 2008 - $21,986,075 (RMB 150 million)).

Note 11 – Fair Value of Financial Instruments

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of the measurement date, June 30, 2009, and the basis for that measurement, by level within the fair value hierarchy:

Fair Value Measurements Using	Assets/Liabilities
	Level 1	Level 2	Level3	At Fair Value
Warrants liabilities	-	$7,983,626	-	$7,983,626
Derivative liabilities	-	$6,472,976	-	$6,472,976
Total	-	$14,456,602	-	$14,456,602

Note 12 – Convertible Debt

On January 28, 2008, the Company issued Senior Secured Convertible Notes due in 2013 (the "Convertible debt") and warrants to subscribe for common shares with an aggregate purchase price of US$20 million. The Convertible debt bears interest at 5% per annum (computed based on the actual days elapsed in a period of 360 days) of the RMB notional principle amount, payable quarterly in arrears in U.S. Dollars on the first business day of each calendar quarter and on the maturity date. In addition, 1,437,467 five-year warrants were granted with a strike price of $6.07 per common share, which are callable if certain stock price thresholds are met. Approximately 215,620 warrants are also available as a management incentive if certain milestones are met.

The holders have the right to convert up to 45% ($9 million) of the principal amount of the Convertible debt into common shares at an initial conversion price of $5.57, subject to an upward adjustment. The Company, at its discretion, may redeem the remaining $11 million of Convertible debt at 100% of the principle amount, plus any accrued and unpaid interest. The warrants associated with the Convertible debt grant the holders the right to acquire shares of common stock at $6.07 per share, subject to customary anti-dilution adjustments. The warrants may be exercised to purchase common stock at any time up to and including February 28, 2013.

The convertible debt is secured by a first priority, perfected security interest in certain shares of common stock of Lu Pingji, the Chairman of the Company. The convertible debt is subject to events of default customary for convertible securities and for a secured financing.

Both the warrants and the embedded derivative associated with convertible debt meet the definition of a derivative instrument according to FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities” and are recorded as derivative instrument liabilities and periodically marked-to-market. The fair value of the warrants and the embedded derivative on inception were determined to be $3,419,653 and $3,927,375, respectively, using the Cox-Rubinstein-Ross (“CRR”) Binomial Lattice Model with the following assumption: expected life 4.32 years, expected volatility - 75%, risk free interest rate - 2.46% and dividend rate - 0%. The fair value of the warrants and embedded derivative at June 30, 2009 were determined to be of $5,698,403 (2008 - $658,682) and $6,472,976 (2008 – $760,398), respectively, using the Cox-Rubinstein-Ross Binomial Lattice Model with the following assumption: expected life 3.58 - 3.66 years, expected volatility -105%, risk free interest rate - 1.90-1.94% and dividend rate - 0%. For the three months ended June 30, 2009 and 2008, the Company recorded a change in fair value for warrants and embedded derivatives of $5,144,461 (2008 - $(652,744)) and $5,836,616 (2008 - $(738,999)), respectively, in the condensed consolidated statements of income and comprehensive income. For the six months ended June 30, 2009 and 2008, the Company recorded a change in fair value for warrants and embedded derivatives of $5,039,721 (2008 - $(408,988)) and $5,712,578 (2008 - $(454,488)), respectively, in the condensed consolidated statements of income and comprehensive income.

After allocating the gross proceeds to the fair value of the warrants and the embedded derivative instrument, the remaining proceeds were allocated as the initial carrying value of the Convertible debt. It is accreted to its face amount at maturity using the effective interest method. The effective interest rate was determined to be 15.30%. The carrying value of Convertible debt at June 30, 2009 was $14,199,920 (2008 - $13,621,934). Related interest expense and accretion expense for the three months ended June 30, 2009 were $266,311 (2008 - $257,826) and $296,164 (2008 - $253,558), respectively. Related interest expense and accretion expense for the six months ended June 30, 2009 were $529,674 (2008 - $435,603) and $577,986 (2008 - $425,241), respectively.

In connection with this transaction, the Company and the Investors entered into a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the terms and conditions of the Registration Rights Agreement, the Company has agreed to register within 60 calendar days after closing shares of common stock issuable to the Investors for resale on a Form S-3 Registration Statement to be effective no later than the 180th day after the closing date of the transaction. If Form S-3 is not available at that time, then the Company will file a Registration Statement on such form as is then available to effect a registration of the registrable securities, subject to the consent of the Investors, which consent will not be unreasonably withheld. The Company shall register an amount of common stock for resale that equals at least 125% of the sum of shares issuable upon conversion of the Notes and the exercise of the warrants. The registration rights granted under the Registration Rights Agreement are subject to customary exceptions and qualifications and compliance with certain registration procedures. The Company is subject to the late registration penalty payment equal to the product of (i) the Investor’s outstanding principal amount and (ii) the quotient obtained by dividing 12% by 360 (the “Late Payments”). Currently, the Company is in the process of negotiating the waiving of the Late Payments with Investors.

Note 13 – Noncontrolling Interest

Noncontrolling interest consists of the interest of noncontrolling shareholders in the subsidiaries of the Company. As of June 30, 2009 noncontrolling interest amounted to $28,916,316 (December 31, 2008 - $29,109,350)

On November 5, 2008, the Company and Prax Capital entered into a conditional joint venture agreement to develop 79 acres within China Housing’s Baqiao project located in Xi’an. Prax Capital invested US$ 29.3 million for a 25% interest in Puhua with various distribution rights. Prax Capital’s shares are redeemable at the option of holder, provided that Prax gives advance notice, and with the Company’s approval. Prax Capital has the first right of distribution and there is a maximum amount that Prax Capital can receive. At this time, the Company believes that it is not probable that Prax Capital will exercise their redemption option.

On November 5, 2008, New Land entered into a Deed of Guarantee (the “Guarantee”), in favor of Prax Capital and Success Hill (Success Hill and together with Prax Capital, the “Beneficiaries”) whereby the Company guarantees the performance of certain obligations of New Land and Manstate pursuant to the terms and conditions of various agreements entered into by and between Prax Capital, Success Hill and New Land, among others, in connection with a Framework Agreement entered into on November 5, 2008, (“Framework Agreement”) by and between New Land, the Company and Prax Capital. Prax Capital and New Land, through the Framework Agreement and the other related agreements, intend to jointly participate in bidding for land use rights with respect to a parcel of land and shall cause that land to be developed, operated and sold.

The Guarantee is a continuing Guarantee and shall remain effective until a termination event occurs as contemplated by the Guarantee. If the Company fails to timely and fully perform its obligations under the Guarantee then the Beneficiaries shall be afforded the appropriate remedy as contemplated by the Guarantee, including, but not limited to, the claim for damages and the reimbursement of expenses. Any amounts payable under the Guarantee by the Company shall include an interest accrued at the rate of 10% per annum from the due date of such payment.

During the first six months of 2009, the Company owned a 75% interest in Puhua (Xi’an) Real Estate Development Co., Ltd. (“Puhua”), a real estate development company. Given the Company’s controlling ownership interest, the accounts of Puhua have been consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for the noncontrolling investors’ interests in the net assets and operations of Puhua in accordance with the noncontrolling investor’s investments.

Noncontrolling interest
Noncontrolling Interest at December 31, 2008	$29,109,350
Noncontrolling interests’ share of loss for the six months ended June 30, 2009	(193,034)
Noncontrolling Interest at June 30, 2009	$28,916,316

Note 14 – Shareholders' Equity

Pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in, a Company's Own Stock," the warrants issued contain a provision permitting the holder to demand payment based on a Black-Scholes valuation in certain circumstances. Therefore, under EITF 00-19 and SFAS No. 133, the Company recorded the warrants issued in 2006 and 2007 as a liability at their fair value on the date of grant and then marked them to $2,285,223 at June 30, 2009 (2008 - $458,461) using the CRR Binomial Lattice Model with the following assumptions: expected life ranges from 0.02 to 2.84 years; expected volatility - 105%, risk fee interest rate ranges from 0.17% to 1.56% and dividend rate - 0%. The change in fair value of warrants for the three months ended June 30, 2009 was $2,078,266 (2008 - $(293,819)). The change in fair value of warrants for the six months ended June 30, 2009 was $2,015,767 (2008 - $(547,064)).

As of December 31, 2008, the Company accrued as a liability $78,600 of stock based compensation expense for 54,583 shares of common stocks granted by the Company to various directors and executive in 2009. As of June 30, 2009, all of these shares were issued.

Warrants

Following is a summary of the warrant activity:

	Number of Warrants Outstanding	Weighted Average Exercise Price

December 31, 2008	4,381,980	$4.96
Expired	15,693	3.31
Exercised	96,963	3.31
June 30, 2009	4,269,364	$5.00

Following is a summary of the status of warrants outstanding at June 30, 2009:

	Outstanding Warrants
Exercise Price	Number	Average Remaining Contractual Life

$3.31	100,515	0.14 years
$4.50	2,731,382	2.86 years
$6.07	1,437,467	3.67 years

Note 15 – Provision for Income Taxes

As the change in fair value of embedded derivatives and change in fair value of warrants is not tax deductable, the Company incurred a provision for taxes in the three months and six months ended June 30, 2009 despite a net loss before taxes.

Note 16 – Net (Loss) Income per Share

Earnings per share for the six months ended June 30, 2009 and 2008 were determined by dividing the net (loss) income for the years by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

	3 Months	3 Months	6 Months	6 Months
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Numerator
(Loss)Income attributable to common shareholders - basic	$(9,890,245)	$1,135,879	$(7,987,526)	$1,183,564
Effect of dilutive securities:
Warrants		(288,510)		(547,064)
Income attributable to common shareholders - diluted	$(9,890,245)	$847,369	$(7,987,526)	$636,500

Denominator
Weighted average shares outstanding - basic	30,932,745	30,143,757	30,913,359	30,143,161
Effect of dilutive securities:
Warrants	5,325	167,444	2,677	161,518
Weighted average shares outstanding - diluted	30,938,070	30,311,201	30,916,036	30,304,679

Earnings per share
Basic	$(0.32)	$0.04	$(0.26)	$0.04
Diluted	$(0.32)	$0.03	$(0.26)	$0.02

All of the outstanding warrants and convertible debt have an anti-dilutive effect on the earnings per share and are therefore excluded from the determination of diluted earnings per share calculation.

Note 17 – Commitments and Contingencies

The Company leases part of its office and hotel space under various operating lease agreements. The future minimum rental payments required under the operating lease agreements are summarized below.

The Company entered into a contract with Xi’an Baqiao local government for a rubber dam construction project. The Company is committed to expend approximately $1,024,860 on this project.

As of June 30, 2009, the Company had one land use right with an unpaid balance of approximately $2.6 million. The balance is not due until the vendor removes the existing building on the land and changes the zoning status of the land use right certificate.

	Payment due by period
Commitments and Contingencies	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years

Rental lease	$381,562	$124,545	$52,775	$52,775	$151,467
Rubber dam construction	1,024,860	1,024,860
Land use right	2,591,432		2,591,432
Total	$3,997,854	$1,149,405	$2,644,207	$52,775	$151,467

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts and are forward-looking statements, which can be identified by the use of terminology such as estimates, projects, plans, believes, expects, anticipates, intends, or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties, and other factors affecting our operations, market growth, services, products, and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events and conditions that may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation: our ability to attract and retain management, and to integrate and maintain technical information and management information systems; our ability to raise capital when needed and on acceptable terms and conditions; the intensity of competition; and general economic conditions.

All written and oral forward-looking statements made in connection with this Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP, which requires us to make judgments, estimates and assumptions that affect (i) the reported amounts of our assets and liabilities, (ii) the disclosure of our contingent assets and liabilities at the end of each reporting period and (iii) the reported amounts of revenues and expenses during each reporting period. We continually evaluate these estimates based on our own experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and reasonable assumptions, which together form our basis for making judgments about matters that are inherently uncertain. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application.

When reading our financial statements, you should consider (i) our selection of critical accounting policies, (ii) the judgment and other uncertainties affecting the application of such policies and (iii) the sensitivity of reported results to changes in conditions and assumptions. We believe the following accounting policies involve the most significant judgments and estimates used in the preparation of our financial statements.

Warrants and derivative liability

As of June 30, 2009, the Company has approximately $8.0 million of warrants liability and $6.5 million of fair value of embedded derivatives on the balance sheet, which is approximately 6.9% and 5.6% of the total liabilities, respectively.

We are using the Cox-Rubinstein-Ross (“CRR”) Binomial Lattice Model to estimate the fair values of warrants liability and embedded derivatives. The CRR model depends on the following assumptions: the Company’s common stock price underlying the warrants; strike price; conversion price; expected life; expected volatility; risk free interest rate; and dividend rate. We used the CRR Binomial Lattice Model for the past 3 years and we do not expect any significant changes to assumptions except for the common share price and the expected volatility.

We estimate the fair value of warrant liability and embedded derivatives every quarter and recognize the change of fair value as gain or loss in our current quarter consolidated statement of income. The fair values of warrants liability and embedded derivatives have changed during the past few years according to the valuation models and the fair values are positively related to the market share price movement and the volatility. During the three months ended June 30, 2009, our common stock price experienced large fluctuations with the price increasing from $1.20 on March 31, 2009 to $5.76 on June 30, 2009. The increase in stock price and expected volatility caused an increase in fair value for warrants. As a result, we recognized approximately $7.2 million as a change in fair value of warrants and $5.8 million as a change in fair value of embedded derivatives, which are all non-cash expenses.

The following table summarizes the fair value of warrant liability and embedded derivative as at various periods.

(in million)	2008		2009
	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter

Warrants Liability	$2.2	$1.1	$0.9	$8.0
Fair value of embedded derivatives	$1.4	$0.8	$0.6	$6.5

Real estate held for development or sale, intangible asset and deposits on land use rights

The Company conducts regular review of its assets for impairment, which include real estate inventories, intangible asset, deposits on land use rights and other significant accounting line items. After our review and assessment, we concluded that there were no significant decreases in the market price for our long-lived asset and real estate inventories. The average residential sale price in Xi’an City was quite stable during the quarter ended June 30, 2009 and according to Xi’an Bureau of Statistics’ data, the average sale price increased to 4,639 RMB per sq. meter (approximately US$677 per sq. meter), from approximately 4,430 RMB per sq. meter (US$646 per sq. meter) representing approximately 5% year-on-year growth.

As of August 11, 2009, our market capitalization is approximately $175 million.

We evaluate the recoverability of our real estate developments taking into account several factors including, but not limited to, our plans for future operations, prevailing market prices for similar properties and projected cash flows.

We review real estate projects, whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, we measure impairment by comparing the carrying value to the estimated undiscounted future cash flows expected as a result from the use of the assets and their eventual disposition. If the total of the expected undiscounted cash flow is less than the carrying amount of the assets, we would recognize an impairment loss based on the fair value of the assets.

Our significant judgments and estimates related to impairment include our determination if an event has occurred to warrant an impairment test. If a test is required, other significant judgments and estimates will include our expectations of future cash flows and the calculation of the fair value of the impaired assets.

When real estate costs are determined to be impaired, they are written down to their estimated net realizable value. The Company evaluates the carrying value for impairment based on the undiscounted future cash flows of the assets. Write-downs of real estate costs deemed impaired would be recorded as adjustments to the cost basis. There has been no impairment on the real estate inventories and no impairment loss has been recorded for the three and six months ended June 30, 2009 and 2008.

The following summarizes the components of real estate inventories as at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008

Finished projects	$9,132,754	$10,181,827
Construction in progress	97,086,959	50,468,184

Total real estate held for development or sale	$106,219,713	$60,650,011

Intangible asset

The Company’s intangible asset is related to the exclusive rights to develop 487 acres land in the Baqiao area that the Company acquired during 2007. We assessed the fair value of this intangible asset based on the current-period operating cash flow and a projection of future cash flows. This method is intended to match the pattern of amortization with the income-generating capacity of the assets. It is the Company’s understanding that the cooperation agreement with Baqiao District Government will be extended after June 2011. Based on the prevailing market condition in Xi’an city we concluded that there is no impairment.

As of June 30, 2009 and December 31, 2008, intangible asset consists of the following:

	June 30, 2009	December 31, 2008
Intangible acquired	$47,280,980	$47,334,342
Accumulated amortization	(5,650,953)	(1,290,682)

Intangible assets, net	$41,630,027	$46,043,660

The Company evaluates its intangible assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Based on the estimated future cash flows, the Company records a write-down for impairments, if appropriate. For the three and six months ended June 30, 2009 and 2008, the Company has recorded $0 of impairment on the intangible asset.

The Company amortized the intangible asset based on the percentage of the profit margin realized over the total expected profit margin to be realized from 487 acre land in the Baqiao project. During fiscal 2007, the Company sold 18.5 acre land and the related profit margin realized on that sale represents 2.4% of total estimated profit margin on the whole 487 acre project, therefore the Company amortized $1,157,758 (2.4% ) of total intangible asset during fiscal 2007. This method is intended to match the pattern of amortization with the income-generating capacity of the intangible asset. For the year ended December 31, 2008, the Company has recorded $0 (2007 -
$1,157,758) of amortization on the intangible asset. Amortization expense for the three months ended June 30, 2009 and 2008 amounted to $0. Amortization expense for the six months ended June 30, 2009 and 2008 amounted to $4,360,003 and $0, respectively. The amortization expense was capitalized in the real estate construction in progress.

Management re-evaluated the expected profit margin from the 487 acre land as at June 30, 2009 and recalculated the intangible amortization related to the 2008 land sales based on the new estimate. As a result, management found the difference resulted from change of estimate was not material. Therefore there was no adjustment made in the three and six months ended June 30, 2009 due to the change of accounting estimate of total profit margin in 487 acres land.

Deposits on land use rights

	June 30, 2009	December 31, 2008

Deposits on land use rights	26,586,901	47,333,287

The Company conducts regular reviews of the deposits on land use right. After review and assessment, the Company concluded that there was no significant decrease in the market price and therefore no impairment write-down was required. The residential average sale price in Xi’an city was stable the fiscal quarter ended June 30, 2009 and according to the Xi’an Bureau of Statistics’ data, the average sale price increased to 4,642RMB per square meter (approximately US$677 per square meter) from 4,496RMB in the first quarter 2009, and representing about 5% year-on-year growth.

Material trends and uncertainties that may impact our continuing operations

        Changes in national and regional economic conditions, as well as local economic conditions where we conduct our operations and where prospective purchasers of our homes live, may result in more caution on the part of homebuyers and consequently fewer home purchases. According to the data from Xi’an Bureau of Statistics, Xi’an city’s real estate transaction volume (in terms of sq. meter signed) decreased about 30% in 2008 compared to 2007. As currently all our projects are in Xi’an city, the downturn of the real estate market in Xi’an caused the decline of our operating revenues in 2008. Since 2009, we see the market sentiment has improved and the transaction volume has increased compared to same period of 2008. During the second quarter of 2009, our revenue increased approximately 70.7% over same period 2008.

        Virtually all purchasers of our homes finance their acquisitions through lenders providing mortgage financing. A substantial increase in mortgage interest rates or unavailability of mortgage financing would adversely affect the ability of prospective homebuyers to obtain the financing they would need in order to purchase our homes, as well as adversely affect the ability of prospective move-up homebuyers to sell their current homes. For example, if mortgage financing became less available, demand for our homes could decline. A reduction in demand could also have an adverse effect on the pricing of our homes because we and our competitors may reduce prices in an effort to better compete for home buyers. A reduction in pricing could result in a decline in revenues and in our margins. We do not expect any substantial change of current mortgage policy and the prevailing mortgage rate in the near future.

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

        In addition, regulatory requirements could cause us to incur significant liabilities and operating expenses and could restrict our business activities. We are subject to statutes and rules regulating, among other things, certain developmental matters, building and site design, and matters concerning the protection of health and the environment. Our operating expenses may be increased by governmental regulations such as building permit allocation ordinances and impact and other fees and taxes, which may be imposed to defray the cost of providing certain governmental services and improvements. Any delay or refusal from government agencies to grant us necessary licenses, permits and approvals could have an adverse effect on our operations.

As of June 30, 2009, we had $10,133,600 of cash and cash equivalents, a decrease of $27,291,740, compared with $37,425,340 of cash and cash equivalents as of December 31, 2008.

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

BUSINESS

China Housing & Land Development, Inc. (the “Company” or “we”), is a leading developer of residential and commercial properties in northwest China. The Company is based in Xi’an, the capital city of China’s Shaanxi province. Since 1992, the Company has been engaged in the acquisition, development, management and sales of residential and commercial real estate properties and land through its subsidiaries in China.

The Company is the first and only Chinese real estate development company traded on NASDAQ.

By leveraging its background and capabilities, the Company  has been able to capitalize on the supply of available land to develop residential and commercial properties, further increase Its brand recognition, and outperform its competitors in the development of medium sized residential and commercial real estate projects in greater Xi'an.

The Company is the leading non-government middle-and-upper income residential real estate development company in Xi'an.

Our Property Projects

We provide three fundamental types of real estate development products:

▪	High-rise apartment buildings, typically 19 to 33 stories high, usually constructed of steel-reinforced concrete, that are completed within approximately 24 months of securing all required permits.

▪	Mid-rise apartment buildings, typically 7 to 18 stories high, usually constructed of steel-reinforced concrete, that are completed within 12 to 18 months of securing all required permits.

▪
Low-rise apartment buildings and villas, typically 2 to 6 stories high, often constructed of steel-reinforced concrete, that are completed within approximately 12 months of securing all required permits.

Our projects can be classified into one of four stages of development:

▪
Projects in planning, where we have purchased the development and or land use rights for parcels of land as part of our project development pipeline. The completion of projects on these sites is subject to adequate financing, permits, licensing and certain market conditions;

▪
Projects in process, which include developments where we have typically secured the development and land use rights, and where the site planning, architecture, engineering and infrastructure work is in progress;

▪	Projects under construction, where the building construction has started but has not yet been completed; and

▪	Completed projects, where the construction has been finished and most of the units in the buildings have been sold, leased or rented.

Projects under construction

Project name	Type of Projects	Actual or Estimated Construction Period	Actual or Estimated Pre- sale Commencement Date	Total Site Area (m2)	Total GFA (m2)	Sold GFA by June 30, 2009 (m2)
JunJing II Phase One	Multi-Family residential & Commercial	Q3/2007 - Q3/2009	Q2/2008	39,524	136,012	104,662
JunJing II Phase Two	Multi-Family residential & Commercial	Q2/2009 - Q2/2011	Q2/2009	29,800	112,556	2,456
Puhua Project	Multi-Family residential & Commercial	Q2/2009 - Q3/2014	Q3/2009	192,582	610,000	-
Project name	Total Number of Units	Number of Units sold by June 30, 2009	Estimated Revenue ($ millions)	Contracted Revenue by June 30, 2009 ($ millions)	Recognized Revenue by June 30, 2009 ($ millions)
JunJing II Phase One	1,182	1,017	95.6	63.7	54.4
JunJing II Phase Two	1,015	22	94.1	1.9	1.0
Puhua Project	5,000	-	700.0	-	-

JunJing II: JunJing II is located at 38 East Hujiamiao, Xi’an, with a total gross floor area (“GFA”) of approximately 248,568 square meters. It is the first Canadian style residential community with “green and energy-saving” characteristics in Xi’an and has won the “National Energy Saving Project” award. The project is divided into 2 phases, namely JunJing II Phase One and JunJing II Phase Two. We started the construction of JunJing II Phase One in the third quarter of 2007 and started the pre-sale campaign in the second quarter of 2008.

As of June 30, 2009, our customers have signed pre-sale purchase agreements for apartments with purchase prices totaling $63.7 million, of which we have recognized $54.4 million in revenues, based on the percentage of completion method of accounting. Approximately $10 million of pre-sale payments were booked as advances from customers and will be recognized as revenues as construction advances.

The construction of Phase Two commenced in the second quarter of 2009 and pre-sales started within the same quarter. As of June 30, 2009, the contract revenue for Phase Two is $ 1.9 million, of which we have recognized $ 1.0 million in revenues. Revenue will continue to be recognized as construction advances.

Puhua:   The Puhua project, the Company’s 79 acre joint venture located in the Baqiao project, has a total land area of 192,582 square meters and an expected gross floor area of approximately 610,000 square meters. In November 2008, the Company entered into an agreement with Prax Capital China Real Estate Fund I, Ltd., to form a joint venture. The joint venture was formed in late 2008, subject to certain conditions and approvals, which have been satisfied. Prax Capital Real Estate Holdings Limited invested US$29.3 million in cash in the joint venture, the joint venture acquired the land use rights early in the first quarter of 2009, and the joint venture is proceeding with the project.

The construction of the Puhua project began in June 2009. The whole project, which consists of four phases, is expected to be completed in the third quarter of 2014, with estimated revenues of $700 million. We will begin accepting pre-sale purchase agreements during the third quarter of 2009. Revenue from the pre-sales will begin to be recognized upon the completion of the foundation.

Projects under planning and in process

Project name	Type of Projects	Estimated Construction Period	Estimated Pre- sale Commencement Date	Total Site Area (m2)	Total GFA (m2)	Total Number of Units
Baqiao New Development Zone	Land Development	2009 - 2020	N/A	N/A	N/A	N/A
JunJing III	Multi-Family residential & Commercial	Q3/2009 - Q3/2011	Q3/2009	8,094	51,470	570
Park Plaza	Multi-Family residential & Commercial	Q4/2009 - Q4/2013	Q1/2010	44,250	200,000	2,000
Golden Bay	Multi-Family residential & Commercial	Q4/2010 - Q4/2014	Q1/2011	160,665	351,812	N/A

Baqiao New Development Zone:  On March 9, 2007, we entered into a Share Transfer Agreement with the shareholders of Xi’an New Land Development Co., Ltd. (New Land), under which the Company acquired 32,000,000 shares of New Land, constituting 100 percent equity ownership of New Land. This acquisition gave the Company the exclusive right to develop and sell 487 acres of land in the eastern part of Xi’an city. We believe this represents a major growth opportunity for the Company.

Xi’an has designated the Baqiao District as a major resettlement zone where the city expects an middle – to upper – income population of 900,000 to settle. The Xi’an government intends to create a successful development comparable to the development of Pudong in Shanghai, which has resulted in new economic opportunities and provided housing for Shanghai’s growing population.

The Xi’an municipal government plans to invest 50 billion RMB (over $6 billion) in infrastructure for the Baqiao New Development Zone. The construction of a large-scale public wetland park is well underway; it will embellish the natural environment adjacent to our Baqiao project.

Through its New Land subsidiary, the Company sold approximately 18 acres to another developer in 2007 and generated approximately $24.41 million in revenue.

In 2008, we initiated a joint venture with Prax Capital Real Estate Holdings Limited (Prax Capital) to develop 79 acres within the Baqiao project, which represents the first phase of the Baqiao project’s development. Prax Capital invested $29.3 million in cash in the joint venture. The project is further described in the Puhua section.

After selling approximately18 acres, placing 79 acres into the joint venture with Prax Capital, and setting aside approximately 42 acres for the newly planned Golden Bay project, approximately 348 acres remain for the Company to develop in the Baqiao project.

JunJing III: JunJing III is near our JunJing II project and the city expressway. It has an expected total gross floor area of approximately 51,470 square meters. The project will consist of 3 high rise buildings, each 28 to 30 stories high. The project is targeting middle to high income customers who require a high quality living environment with convenient transportation to the city center. We plan to start construction during the third quarter of 2009 and expect pre-sales to begin during the same quarter. The total estimated revenue from this project is approximately $46 million.

Park Plaza: In July 2009, the Company entered into a Letter of Intent to acquire 44,250 square meters of land in the center of Xi'an for the Park Plaza project. The Company intends to develop a large mid-upper income residential and commercial development project on this site, with a gross floor area of 200,000 square meters. The four-year construction of Park Plaza is expected to begin in the fourth quarter 2009. We anticipate accepting pre-sale purchase agreements in the second quarter of 2010, and revenues from pre-sale agreements will be begin to be recognized upon the completion of the foundation. The total revenue from Park Plaza is estimated to be $206 million.

Golden Bay: The Golden Bay project is located within the Baqiao project, with a total gross floor area of 351,812 square meters. The Golden Bay project will consist of a hotel, office buildings, residential buildings, as well as a commercial area. Construction is anticipated to begin in the fourth quarter of 2010, and we expect to begin accepting pre-sale purchase agreements in the second quarter of 2011. Revenue will be recognized upon the completion of the foundation.

Completed Projects

Project name	Type of Projects	Completion Date	Total Site Area (m2)	Total GFA (m2)	Total Number of Units	Number of Units sold by June 30, 2009
Tsining Mingyuan	Multi-Family residential & Commercial	Q2/2000	17,526	53,055	303	303
Lidu Mingyuan	Multi-Family residential & Commercial	Q4/2001	5,289	8,284	56	56
Tsining Hanyuan	Multi-Family residential & Commercial	Q4/2003	3,026	32,229	238	238
Tsining Home IN	Multi-Family residential & Commercial	Q4/2003	8,483	30,072	215	213
Tsining Gangwan	Multi-Family residential & Commercial	Q4/2004	12,184	41,803	466	466
Tsining-24G	Hotel, Commercial	Q2/2006	8,227	43,563	773	707
JunJing I	Multi-Family residential & Commercial	Q3/2006	55,588	167,931	1,671	1,567

Tsining Mingyuan: 8 East Youyi Road, Xi’an. The construction area was 53,055 square meters. Mingyuan is a residential complex consisting of 303 two to four bedroom apartments. Construction commenced in March 1998 and was completed in April 2000. The project generated total sales of $19.98 million.

Lidu Mingyuan: 25 East Mutoushi, Xi’an. Located in a prime location near the historic Xi’an Bell Tower, the project covers 1.3 acres with a building area of 8,284 square meters, and has 56 apartments ranging from two to four bedrooms. The project began in October 2000 and was completed in November 2001. Total sales were $4.32 million.

Tsining Hanyuan: 6 East Youyi Road, Xi’an. Located in the south of Xi’an, the area is noted for its schools and universities. The project was started in February 2002 and was completed in December 2003. It is comprises of 238 two to three bedroom apartments and covers a total construction area of 32,229 square meters. The project generated total sales of $14.05 million.

Tsining Home IN: 88 North Xingqing Road, Xi’an. Located near the city center, the Home IN project consists of 215 two to three bedroom western-style apartments. The total construction area is 30,072 square meters. The project, completed in December 2003, generated total sales of $12.79 million.

Tsining GangWan: 123 Laodong Road, Xi’an. Less than one mile from the western hi-tech industrial zone, GangWan spans three acres and is comprises eight buildings with a total construction area of 41,803 square meters. The project began in April 2003 and was completed in December 2004. GangWan has 466 apartments ranging from one to three bedrooms. The total sales were US$ 18.44 million.

Tsining-24G: 133 Changle Road, Xi’an. 24G is a redevelopment of an existing 26 floor building, located in the center of the most developed commercial belt of the city. This upscale development includes secure parking, cable TV, hot water, air conditioning, natural gas access, internet connection and exercise facilities. This project was awarded “The Most Investment Potential Award in Xi’an City” in 2006. Target Customers were white-collar workers, small business owners and traders as well as entrepreneurs. Total area available for residential use was 43,563 square meters, covering 372 one to three bedroom service apartments. The project started construction in June 2005 and was completed in June 2006 with total sales of $40.10 million.

Tsining JunJing Garden I: 369 North Jinhua Road, Xi’an. JunJing Garden I was the first German style residential & commercial community in Xi’an, designed by the world-famous WSP architectural design house. Its target customers were local middle income families. The project has 15 residential apartment buildings consisting of 1,230 one to five bedroom apartments. The Garden features secure parking, cable TV, hot water, heating systems and access to natural gas. Total GFA available was 167,931 square meters. JunJing Garden I was also a commercial venture that houses small businesses serving the needs of JunJing Garden I residents and the surrounding residential communities. The project was completed in September 2006 and generated total revenue of $50.46 million.

CONSOLIDATED OPERATING RESULTS

Three Months Ended June 30, 2009 Compared With Three Months Ended June 30, 2008

Revenues

Our revenues are mainly derived from the sale of residential and commercial units and buildings, infrastructure work we perform for the local government and land development projects in the Baqiao area.

In the second quarter of 2009, most of our revenues came from Tsining JunJing II phase one, which consists of 13 residential buildings and 3 auxiliary buildings, including one kindergarten, with a gross floor area of about 136,012 square meters. This project is currently under construction and collecting funds under pre-sale agreements.

Effective January 1, 2008, the Company adopted the percentage of completion method of accounting for revenue recognition for all building construction projects in progress, which currently includes the Tsining JunJing II. The full accrual method was used before that date for all of our residential, commercial and infrastructure projects. Infrastructure projects continue to be accounted for using the full accrual method of accounting.

	Three months	Three months
	ended	ended
Revenues by project:	June 30, 2009	June 30, 2008
US dollars

Project Under Construction
Tsining JunJing II Phase One	$20,020,967	$12,073,781
Tsining JunJing II Phase Two	960,096	-
Puhua Project	-	-

Projects Completed
Tsining JunJing I	(1,018,606)	309,154
Tsining-24G	1,018,023	183,351
Additional Project	200,460	128,941

Infrastructure Project
Baqiao infrastructure construction	-	360,003

Project In Process
Baqiao	-	-

Revenues from the sale of properties	$21,180,940	$13,055,230

The revenues from the sale of properties in the three months ended June 30, 2009 increased 62.2% to $21,180,940 from $13,055,230 in the same period of 2008. The increase was primarily due to the increased revenue from Tsining JunJing II Phase One.

The revenue from completed projects totaled $199,877 in the three months ended June 30, 2009 compared with $492,505 in the same period of 2008. The 59.4% decrease was due mainly to the returned units of JunJing I from one of our customers in the second quarter.

As a result of the utilization of the full accrual method of accounting for infrastructure projects, we have not recognized revenues from the infrastructure project in the Baqiao area. We expect to finish the river dam in the third quarter of 2009 and recognize the associated revenues when the project is delivered to the local government.

Our project in process is the Baqiao project where we have the exclusive right to develop 487 acres. In 2007, we acquired the development rights and recognized $24,405,717 in revenue as a result of a an approximately 18 acre land sale to an unrelated developer. Near the end of 2008, we initiated a joint venture with Prax Capital Prax Capital to co-develop 79 acres within the Baqiao project. Prax Capital invested $29.3 million in cash into the joint venture. After setting aside approximately 42 acres for the newly planned Golden Bay project, approximately 348 acres remain available for development in the Baqiao project.

Revenues from projects under construction

Tsining JunJing II Phase One

Tsining JunJing II Phase One was our major revenue generating construction project in the three months ended June 30, 2009, contributing $20,020,967 in revenues. By June 30, 2009, we had pre-sold approximately 1,017 units in the project, totaling approximately 104,662 square meters.

JunJing II Phase One consists of 13 middle-rise and high-rise residential buildings and 3 auxiliary buildings, including a kindergarten, with a gross floor area of approximately 136,012 square meters. Estimated total revenues for Phase One are approximately $95.6 million. The Company expects to complete the construction of Phase One in the third quarter of 2009.

Tsining JunJing II Phase Two

Tsining JunJing II Phase Two consists of 12 middle and high-rise buildings with total expected revenues of approximately $94.1 million. We officially started pre-sales in the second quarter of 2009 and were able to secure $1.9 million in sales contracts for 22 units of which we recognized approximately $1.0 million in the second quarter.

Revenues from projects completed

Revenues in the three months ended June 30, 2009 for completed projects decreased 59.4 percent to $199,877 compared with $492,505 in the same period of 2008. The decrease in revenues for the three months ended June 30, 2009 was primarily due to the completion of Tsining-24G and JunJing I.

Other income

Other income includes property management fees, rental income, revenues from the disposal of fixed assets as well as government’s allowance for the equivalent cost of interest on the Company’s investments required to support infrastructure construction, continued river management and suburban planning for the entire Baqiao high-technology industrial park. We recognized $1,420,979 in other income for the three months ended June 30, 2009 compared with $189,260 in the same period of 2008. The 650.8% increase is mainly due to the acquisition of Xinxing Property Management, which contributed approximately $588,558 to our consolidated revenues, and the increased rental income from existing commercial units.

Cost of properties and land

The cost of properties and land in the three months ended June 30, 2009 increased 36.8 percent to $15,394,470 compared with $11,252,721 in the same period of 2008. The increase was primarily a result of the increased sales volume in our JunJing II Phase One and Phase Two projects.

The percentage of completion method of accounting is based on estimated costs incurred, and is preferable as it accurately reflects the business activity of the Company and matches revenues with the costs incurred in the pursuit of such revenue. The Company has determined that retrospective application to periods prior to January 1, 2008 is not practical as the necessary information needed to restate prior periods is not available. Therefore, the Company began to apply the percentage of completion method on a prospective basis beginning on January 1, 2008.

Gross profit and profit margin

Gross profit for the three months ended June 30, 2009 was $7,207,449, representing an increase of 261.9 percent from $1,991,769 in the same period of 2008. The gross profit margin for the three months ended June 30, 2009 was 31.9 percent compared with 15.0 percent in the same period of 2008. The relatively low gross margin in the second quarter of 2008 is primarily due to the fact that residential units sold in that quarter were subject to a marketing campaign that utilized favorable prices to attract market interest and encourage future sales. With the improvement in market conditions, we began providing higher margin products to the market in 2009, which effectively increased our average sales price and gross margin.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2009 increased 36.9 percent to $ 1,942,946 from $ 1,418,750 in the same period of 2008. The increase in selling, general and administrative expenses was due primarily to marketing expenses associated with Tsining JunJing II Phase One and Phase Two as well as administrative and marketing expenses related to the Puhua project.

Stock-based compensation

We did not incur stock-based compensation expenses in the three months ended June 30, 2009 or during the same period of 2008.

Other expenses

Other expenses mainly consist of late delivery settlements and maintenance costs.  Other expenses in the three months ended June 30, 2009 increased 45.5 percent to $150,327 compared with $103,344 in the same period of 2008.

Operating profit and operating profit margin

Operating profit is defined as gross profit minus selling, general and administrative expenses, stock-based compensation, and other expenses.  Operating profit in the three months ended June 30, 2009 was $5,114,176 compared with $469,675 in the same period of 2008, representing an increase of 988.9 percent, primarily due to the higher revenues generated by Tsining JunJing II Phase One and Phase Two. As a result, the operating profit margin was 22.6 percent for the second quarter of 2009 compared with 3.5 percent for the same period of 2008.

Interest expense

Interest expense in the three months ended June 30, 2009 decreased 32.1 percent to $446,899 from $658,443 in the same period of 2008. This is primarily due to the capitalization and repayment of a $9.9 million RMB bank loan to Xi’an Tsining Housing Development Co., Ltd. In 2008, the Company signed a RMB 1 billion (about $147 million) construction credit line agreement with China Construction Bank. During 2008, we drew down approximately $22 million of the credit line. During the three months ended June 30, 2009, the company has repaid $8.8 million. The loan from China Construction Bank has an interest rate that floats at 110 percent of the People’s Bank of China reference rate.

Change in fair value of embedded derivative

The embedded derivative is related to the Company’s $20 million convertible debt offering completed in January 2008. The change in the fair value of embedded derivatives was a periodic adjustment to the estimated cost to the Company, which was provided by the Cox-Ross-Rubinstein Binomial Lattice valuation model (CRR model).

The CRR model depends on the following assumptions: the Company’s common stock price underlying the warrants; strike price; conversion price; expected life; expected volatility; risk free interest rate; and dividend rate. During the second quarter of 2009, our common stock price experienced large fluctuations with the price increasing from $1.20 on March 31, 2009 to $5.76 on June 30, 2009. The price increase and higher than usual volatility caused an increase in fair value for both the derivative and warrants.

The company recorded $5,836,616 in the change in fair value of embedded derivatives in the three months ended June 30, 2009 compared with $(738,999) in the same period of 2008.

Change in fair value of warrants

In 2006, 2007 and 2008, the Company issued warrants in conjunction with the issuance of common shares or convertible debt. The warrants permit the shareholders to buy additional common shares at the prices specified in the warrant agreements.

A shareholder typically only exercises a warrant to buy common shares when the stock price is higher than the warrant exercise price. In the three months ended June 30, 2009, 96,923 warrants were exercised. The shareholder pays the exercise price and the Company covers the difference between the warrant exercise price and the share price at the time of conversion.

In addition, the Company was required to estimate the fair value of its remaining warrants outstanding and adjust the value as appropriate, and it chose to use the Cox-Ross-Rubinstein Binomial Lattice valuation model to estimate their fair value.

The change in fair value of warrants was $7,222,727 in the three months ended June 30, 2009, compared to $(946,563) during the same period of 2008, which consisted of the periodic adjustment to the estimated cost to the company to provide the common shares, assuming that all of the warrants will be exercised sometime in the future. The basis for estimating the cost to provide the common shares was provided by the valuation model. The CRR model depends on the following assumptions: the Company’s common stock price underlying the warrants; strike price; expected life; expected volatility; risk free interest rate; and dividend rate. During the second quarter of 2009, our common stock price experienced large fluctuations with the price increasing from $1.20 on March 31, 2009 to $5.76 on June 30, 2009. The increase in stock price and expected volatility caused an increase in fair value for warrants and the change of fair value was booked as a non-cash expense.

Provision for income taxes

The company booked a provision for income tax of $1,347,914 in the three months ended June 30, 2009, compared with $107,357 in the same period of 2008. The increase of the tax provision is mainly due to the increase of sales revenue and the improvement of profit margin during the second quarter of 2009. As the change in fair value of embedded derivatives and change in fair value of warrants, totaled to a loss of $13,059,343, is not tax deductable, the Company incurred a provision for taxes based on the 25% statutory rate despite a net loss before taxes.

Since the change in fair value of embedded derivative and warrants could not be deducted from the income before taxes, we recognized tax provision based on 25% statutory rate.

Non-controlling Interest

We recorded $(145,899) loss attributable to non-controlling shareholder of Puhua and Success Hill, which is related to the formation of Puhua in the second quarter of 2009. We did not have any loss attributable to non-controlling shareholder in the same period of 2008.

Net income

Net income in the three months ended June 30, 2009 decreased 983.6 percent to $(10,036,144) from $1,135,879 in the same period of 2008.

The decrease in net income was due primarily to the changes in fair value of embedded derivatives and warrants. Together, these two items represented expenses of approximately $13.0 million for the three months ended June 30, 2009.

Basic and diluted earnings per share

Basic earnings per share was $(0.32) in the three months ended June 30, 2009, compared to $0.04 in the same period of 2008. Diluted earnings per share was $(0.32) in the three months ended June 30, 2009, compared to $0.03 in the same period of 2008. The decrease is mainly due to the non-cash expenses related to our convertible notes and warrants. These two items together represented approximately $13.0 million. Without these two non-cash expenses, basic earning per share and diluted earning per share would be $0.10 and $0.10, respectively, in the three months ended June, 2009.

Common shares used to calculate basic and diluted EPS

The weighted average shares outstanding used to calculate basic earnings per share was 30,932,745 shares in the three months ended June 30, 2009 and 30,143,757 shares in the same period of 2008. The weighted average shares outstanding used to calculate the diluted earnings per share was 30,938,070 shares in the three months ended June 30, 2009 and 30,311,201 shares in the same period of 2008.

Foreign exchange

The company operates in China and accounts in the Chinese Renminbi (RMB) but reports its financial results in U.S. dollars, based on the exchange rate of the two currencies. The fluctuation of exchange rates during the three months ended June 30, 2009 and the same period of 2008, when translating the operating results and financial positions at different exchange rates, created the accrued gain (loss) on foreign exchange. The gain on foreign exchange in the three months ended June 30, 2009 was $51,713, compared with $1,735,766 in the same period of 2008.

Six Months Ended June 30, 2009 Compared With Six Months Ended June 30, 2008

Revenues

Total revenues for the six months ended June 30, 2009 increased 100.1 percent to $36,446,602 from $17,991,127 for the six months ended June 30, 2008.

Effective January 1, 2008, the Company adopted the percentage of completion method of accounting for revenue recognition for all building construction projects in progress, which currently includes the Tsining JunJing II.

	Six months	Six months
	ended	ended
Revenues by project:	June 30, 2009	June 30, 2008
US dollars

Project Under Construction
Tsining JunJing II Phase One	$30,326,229	$12,073,781
Tsining JunJing II Phase Two	960,096	-
Puhua Project	-	-

Projects Completed
Tsining JunJing I	561,959	4,529,727
Tsining-24G	1,880,616	37,420
Additional Project	377,909	250,063
		-

Infrastructure Project
Baqiao infrastructure construction	-	688,184

Project In Process
Baqiao	-	-

Revenues from the sale of properties	$34,106,809	$17,579,175

The revenues from the sale of properties in the six months ended June 30, 2009 increased 82.3% to $34,106,809 from $17,579,175 in the same period of 2008. The increase was primarily due to the increased revenue from Tsining JunJing II Phase One, our current project under construction.

As a result of the utilization of the full accrual method of accounting for infrastructure projects, we have not recognized revenues from the infrastructure project in the Baqiao area. We expect to recognize the revenues associated with the construction of the river dam in the third quarter 2009 when the project is delivered to the local government.

Revenues from projects under construction

Tsining JunJing II Phase One

Tsining JunJing II Phase One was our major revenue generating construction project in the six months ended June 30, 2009, contributing $30,326,229 in revenues. By June 30, 2009, we had pre-sold approximately 1,017 units in the project, totaling approximately 104,662 square meters.

Tsining JunJing II Phase Two

Tsining JunJing II Phase Two consists of 12 middle-rise and high-rise buildings with total expected revenues of approximately $94.1 million. We officially started the pre-sales in the second quarter of 2009 and were able to secure $1.9 million in sales contracts for 22 units of which we recognized approximately $1.0 million in the first six months of 2009.

Revenues from projects completed

Revenues in the six months ended June 30, 2009 for completed projects decreased 43.1 percent to $2,820,484 compared with $4,817,210 in the same period of 2008. The decrease in revenues for the six months ended June 30, 2009 was primarily due to units returned by one of our customers.

Other income

Other income includes property management fees, rental income, revenues from the disposal of fixed assets as well as government’s allowance for the equivalent cost of interest on the Company’s investments required to support infrastructure construction, continued river management, and suburban planning for the entire Baqiao high-technology industrial park. We recognized $2,339,793 in other income for the six months ended June 30, 2009 compared with $411,952 in the same period of 2008. The 468.0% increase is mainly due to the acquisition of Xinxing Property Management during the first quarter of 2009, which contributed approximately $1,141,303 to our consolidated revenues.

Cost of properties and land

The cost of properties and land in the six months ended June 30, 2009 increased 82.7 percent to $24,892,685 compared with $13,619,833 in the same period of 2008. The increase was primarily a result of the increased sales volume in our JunJing II Phase One and Phase Two projects.

Gross profit and profit margin

Gross profit for the six months ended June 30, 2009 was $11,533,917, representing an increase of 163.9 percent from $4,371,294 in the same period of 2008. The gross profit margin for the six months ended June 30, 2009 was 31.6 percent compared with 24.3 percent in the same period of 2008. The increase in the gross profit margin was mainly due to our different product mix and our marketing strategy. The residential units we sold during the six months ended June 30, 2009 generally had higher profit margins than the units sold in the same period of 2008. We began the marketing campaign for our JunJing II project during the second quarter of 2008 and used favorable prices to attract market interest and encourage future sales.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2009 increased 30.6 percent to $3,351,770 from $2,567,351 in the same period of 2008. The increase in selling, general, and administrative expenses was due primarily to the marketing expenses associated with Tsining JunJing II Phase One and Phase Two projects and the administrative expenses and marketing expenses related to the Puhua project.

Stock-based compensation

We did not incur stock-based compensation expenses in the six months ended June 30, 2009 or during the same period of 2008.

Other expenses

Other expenses mainly consist of late delivery settlements and maintenance costs.

Other expenses in the six months ended June 30, 2009 increased 59.4 percent to $190,123 compared with $119,254 in the same period of 2008.

Operating profit and operating profit margin

Operating profit in the six months ended June 30, 2009 was $8,012,024 compared with $1,684,689 in the same period of 2008, representing an increase of 375.6 percent, primarily due to the higher revenue generated by Tsining JunJing II Phase One and Phase Two. As a result, the operating profit margin was 22.0 percent for the six months ended June 30, 2009 compared with 9.4 percent for the same period of 2008.

Interest expense

Interest expense in the six months ended June 30, 2009 decreased 28.5 percent to $784,977 from $1,098,116 in the same period of 2008. This is primarily due to the capitalization and repayment of a 11.1 million RMB bank loan to Xi’an Tsining Housing Development Co., Ltd. In mid-2008, the Company signed a RMB 1 billion (about $147 million) construction credit line agreement with China Construction Bank. During 2008, we drew down approximately $22 million of the credit line. The company repaid $9.2 million during the six months ended June 30, 2009. The loan from China Construction Bank has an interest rate that floats at 110 percent of the People’s Bank of China reference rate.

Change in fair value of embedded derivative

The Company recorded $5,712,578 in the change in fair value of embedded derivatives in the six months ended June 30, 2009 compared with $(454,488) in the same period of 2008.

Change in fair value of warrants

In 2006, 2007 and 2008 the Company issued warrants in conjunction with the issuance of common shares or convertible debt. The warrants permit the shareholders to buy additional common shares at the prices specified in the warrant agreements.

During the six months ended June 30, 2009, 96,923 warrants were exercised. A shareholder typically only exercises a warrant to buy common shares when the stock price is higher than the warrant exercise price. The shareholder pays the exercise price and the Company covers the difference between the warrant exercise price and the share price at the time of conversion.

In addition, the Company was required to estimate the fair value of its remaining warrants outstanding and adjust the value as appropriate, and it chose to use the Cox-Ross-Rubinstein Binomial Lattice valuation model to estimate their fair value.

The change in fair value of warrants was $7,055,488 in the six months ended June 30, 2009, compared to $(956,052) during the same period of 2008, which consisted of the periodic adjustment to the estimated cost to the company to provide the common shares, assuming that all the of warrants will be exercised sometime in the future. The basis for estimating the cost to provide the common shares was provided by the valuation model. The CRR model depends on the following assumptions: the Company’s common stock price underlying the warrants; strike price; expected life; expected volatility; risk free interest rate; and dividend rate. During the first six months of 2009, our common stock price experienced large fluctuations with the price increasing from $1.29 on December 31, 2008 to $5.76 on June 30, 2009. The increase in stock price and expected volatility caused an increase in fair value for warrants and the change of fair value was booked as a non-cash expense.

Provision for income taxes

The company booked a provision for income tax of $2,061,555 compared with $388,308 recorded in the same period of 2008. The increase of the tax provision is mainly due to the increase of sales revenue and the improvement of profit margin during the first six months of 2009. As the change in fair value of embedded derivatives and change in fair value of warrants, totaled to a loss of $12,768,066, is not tax deductable, the Company incurred a provision for taxes based on the 25% statutory rate despite a net loss before taxes.

Since the change in fair value of embedded derivative and warrants could not be deducted from the income before taxes, we recognized tax provision based on the 25% statutory rate.

Non-controlling Interest

We recorded $(193,034) loss attributable to non-controlling shareholder of Puhua and Success Hill, which is related to the formation of Puhua in 2009. We did not have any loss attributable to non-controlling shareholder in the same period of 2008.

Net income

Net income in the six months ended June 30, 2009 decreased 774.9 percent to $(7,987,526) from $1,183,564 in the same period of 2008.

The decrease in net income was due primarily to the change in fair value of embedded derivatives and warrants and partly caused by the higher selling, general, and administrative expenses in the second quarter of 2009.

Basic and diluted earnings per share

Basic earnings per share was $(0.26) in the six months ended June 30, 2009, compared to $0.04 in the same period of 2008. Diluted earnings per share was $(0.26) in the six months ended June 30, 2009, compared to $0.02 in the same period of 2008. The decrease is mainly due to the non-cash expenses related to our convertible notes and warrants. These two items together represented approximately $12.8 million. Without these two non-cash expenses, basic earning per share and diluted earning per share would be $0.15 and $0.15, respectively, in the six months ended June, 2009.

Common shares used to calculate basic and diluted EPS

The weighted average shares outstanding used to calculate basic earnings per share was 30,913,359 shares in the six months ended June 30, 2009 and 30,143,161 shares in the same period of 2008. The weighted average shares outstanding used to calculate the diluted earnings per share was 30,916,036 shares in the six months ended June 30, 2009 and 30,304,679 shares in the same period of 2008.

Foreign exchange

The company operates in China and accounts in the Chinese Renminbi (RMB) but reports its financial results in U.S. dollars, based on the exchange rates of the two currencies. The fluctuation of exchange rate during the six months ended June 30, 2009 and the same period of 2008, when translating the operating results and financial positions at different exchange rates, created the accrued gain (loss) on foreign exchange. The loss on foreign exchange in the six months ended June 30, 2009 was $(311,420), compared with a gain of $5,264,252 in the same period of 2008.

Cash flow discussion

The decrease in cash for the six months ended June 30, 2009 was $(27,291,740) compared with $19,662,484 increase in cash during the same period of 2008.

Cash flow from operating activities in the six months ended June 30, 2009 decreased 89.4 percent to $(15,072,585) from $(7,977,053) in the same period of 2008. This was primarily due to the operating cash outflow associated with the development of Tsining JunJing II Phase One and Phase Two.

Cash from investing activities in the six months ended June 30, 2009 was $437,194, compared with $(1,630,906) for the same period of 2008. The increase was primarily due to a change in restricted cash.

Cash flow from financing activities in the six months ended June 30, 2009 was $(12,401,718) compared with $29,270,443 in 2008. The difference is primarily attributable to the fact that the Company issued the $20 million convertible debt and warrants in the second quarter of 2008.

In 2008, the Company signed a RMB 1 billion (approximately $147 million) construction credit line agreement with China Construction Bank to support the Company’s development projects. As of June 30, 2009, the Company has been granted a RMB 12.7 million loan for the JunJing II Phase One project and expects another RMB 22 million loan for JunJing II Phase Two project in the third quarter of 2009.

Debt leverage

Total debt consists of the sum of the balance sheet lines titled Payables for acquisition of businesses, Loans from employees, Loans payable and Convertible debt.

Total debt outstanding as of June 30, 2009 was $48,485,927 compared with $59,186,304 on December 31, 2008.

Net debt outstanding (total debt less cash) as of June 30, 2009 was $37,601,154 compared with $20,955,952 on December 31, 2008. The company's net debt as a percent of total capital (net debt plus shareholders' equity) was 26.2 percent on June 30, 2009 and 15.6 percent on December 31, 2008. The increase in net debt as a percent of total capital was primarily due to the payment for land use rights in 2009, which decreased our cash to $10.1 million at June 30, 2009 from $37.4 million on December 31, 2008.

Liquidity and capital resources

Our principal liquidity demands are based on the development of new properties, property acquisitions, and general corporate purposes.

As of June 30, 2009, we had $10,133,600 of cash and cash equivalents, a decrease of $27,291,740, compared with $37,425,340 of cash and cash equivalents as of December 31, 2008 and $10,598,200 as of March 31, 2009. Our cash flow from operating activities provided over $10.7 million during the three months ended June 30, 2009 compared with an outflow of $25.7 million in the first quarter ended March 31, 2009. Along with progress in projects, we started seeing positive cash flow from operations and we can use this internal generated cash flow to fund our projects in the pipeline.

The Company leases part of its office and hotel space under various operating lease agreements. The future minimum rental payments required under the operating lease agreements are summarized below.  The Company entered into a contract with Xi’an Baqiao local government for a rubber dam construction project. The Company is committed to expend approximately $1,024,860 on this project.  As of June 30, 2009, the Company had one land use right with an unpaid balance of approximately $2.6 million. The balance is not due until the vendor removes the existing building on the land and changes the zoning status of the land use right certificate.

	Payment due by period
Commitments and Contingencies	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Rental lease	$381,562	$124,545	$52,775	$52,775	$151,467
Rubber dam construction	1,024,860	1,024,860
Land use right	2,591,432		2,591,432
Total	$3,997,854	$1,149,405	$2,644,207	$52,775	$151,467

Financial obligations

As of June 30, 2009, we had total bank loans of $24,450,236 with a weighted average interest rate of 8.98 percent. Future scheduled maturities of loans payable were as follows:

Due Date	Outstanding Amount
12-25-2009	$3,660,215
07-03-2010	$2,928,172
08-29-2010	$5,124,301
08-27-2011	$12,737,548

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

On June 28, 2008, the Company signed a strategic partnership Memorandum Of Understanding (“MOU”) with China Construction Bank Xi’an Branch that established a RMB 1 billion credit line for real estate development of the Company and its subsidiaries. Under the MOU, the Company and its subsidiaries are required to set up a basic deposit account with China Construction Bank, to maintain a current ratio of not less than 90% and to maintain liabilities to assets ratio of not greater than 65%. On August 28, 2008, the Company entered a loan agreement with China Construction Bank Xi’an Branch to draw down the first RMB 150 million loan, which will mature on August 27, 2011. $12,737,548 was the balance on June 30, 2009.

As of December 31, 2008 and June 30, 2009, our current ratios were approximately 336.2% and 362.7%, respectively, and our liabilities to assets ratios were approximately 49.0% and 52.3%, respectively. The Company will be able to draw down approximately another $81 million before we reach the maximum liabilities to assets ratio of 65%. If we are unable to meet all above covenants, we may not be able to draw down new loans from China Construction Bank and this will cause the delay of our projects under construction.

The following table summarizes the company's loans payable that were outstanding as of June 30, 2009:

(Millions of dollars)	Balance	Interest rate	Due date

Xi'an Rural Credit Union	$2.93	8.83%	03-Jul-2010
Commercial Bank Weilai	$3.66	7.5%	25-Dec-2009
Commercial Bank Weilai	$5.12	10.21%	29-Aug-2010
China Construction Bank	$12.70	8.94%	27-Aug-2011

The currently indicated annual interest requirement on these loans totals about $3.2 million. The loan from China Construction Bank has an interest rate that floats at 110 percent of the People’s Bank of China reference rate.

The following table summarizes the amounts and types of the company's obligations and provides the estimated period of maturity for the financial obligations by class as of June 30, 2009:

Obligations Due by Period	1 year	1-3 years	3-5 years
(Millions of dollars)

Current liabilities:
Accounts payable	$13.73
Income taxes payable		$10.20
Other payables		$3.15
Advances (deposits) from customers		$10.31
Accrued expenses	$4.46

Long-term liabilities:
Warranties liabilities			$7.98
Deferred tax		$11.50
Fair value of embedded derivatives			$6.47
Convertible debt			$14.20

Long-term debt:
Loans payable	$3.6	$20.8
Payable for acquisition of businesses	$7.65
Loans from employees		$2.19

Liquidity expectation

The company believes that the combination of present capital resources, internally generated funds, and unused financing sources are more than adequate to meet cash requirements for the year 2009.

We intend to meet our liquidity requirements, including capital expenditures related to the purchase of land for the development of our future projects, through cash flow provided by operations and additional funds raised by future financings. Upon acquiring land for future developments, we intend to raise funds to develop our projects by obtaining mortgage financing mainly from local banking institutions with which we have done business in the past. We believe that our relationships with these banks are in good standing and that our real estate will secure the loans needed. We believe that adequate cash flow will be available to fund our operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The company is subject to the following market risks, including but not limit to:

General Real Estate Risk

There is a risk that the Company’s property values could go down due to general economic conditions, a weak market for real estate generally, or changing supply and demand. The Company’s property held for sale value, approximately $13 million at the end of September 2007, may change due to market fluctuations. Currently, it is valued at its cost which is significantly below the market value.

Risk Relating to Property Sales

The Company may not be able to sell a property at a particular time for its full value, particularly in a poor market.

Foreign Currency Exchange Rate Risk

The Company is doing all of its business in the People’s Republic of China. All revenue and profit are denominated in RMB. When the RMB depreciates, it may adversely affect the Company’s financial performance. Specifically, since the Company’s recent $20 million senior convertible note interest payment is denominated in U.S. dollars, the depreciation of the RMB may incur additional cost to its financial cost.

Item 4T. Controls and Procedures

(a)     Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective, although there were certain identified significant deficiencies in our internal control over financial reporting described in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008. The Company has engaged Ernest & Young to aid in the compliance with SOX 404.

(c)     Changes in Internal Control over Financial Reporting.

During the quarter ended June 30, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

We have no material changes to the risk factors previously disclosed in our Form 10-K, as amended, for the year ended December 31, 2008.

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

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Housing & Land Development, Inc.

August 12, 2009	By:	/s/	Xiaohong Feng
Xiaohong Feng
Chief Executive Officer
(Principal Executive Officer)

August 12, 2009	By:	/s/	Cangsang Huang
Cangsang Huang
Chief Financial Officer
(Principal Financial and Accounting Officer)