Form 10-K/A
period 2008-12-31
China Housing & Land Development, Inc.
filed 2009-10-30
CIK 1303330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 3

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

EXPLANATORY NOTE

This Amendment No. 3 to our annual report on Form 10-K initially filed with the Securities and Exchange Commission (the “Commission”) on March 25, 2009 is being filed in response to the Commission’s comment letter dated August 18, 2009.  In additional, this Amendment No. 3 to our annual report on Form 10-K is being filed to correct certain financial data and disclosure including Management’s Discussion and Analysts of Financial Condition and Results of Operations and to restate our consolidated financial statements.

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

▪	In January, the company issued $20 million in senior secured convertible debt.

▪	In May, China Housing became the first and only Chinese real estate development company to trade on NASDAQ. Ticker symbol is CHLN.

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

▪	Completed projects, where the construction has been finished and most of the units in the buildings have been sold, leased, or rented.

Project under construction

Project name	Type of Projects	Actual or Estimated Construction Period	Actual or Estimated Pre- sale Commencement Date	Total Site Area (m2)	Total Gross Floor Area (m2)	Sold GFA by December 31, 2008 (m2)
JunJing II phase one	Multi-Family residential & Commercial	Q3/ 2007 - Q3/2009	Q2/2008	39,524	136,012	57,098

JunJing II phase two	Multi-Family residential & Commercial	Q2/2009 - Q2/2011	Q3/2009	29,800	112,556	-

Puhua Project	Multi-Family residential & Commercial	Q2/2009 - Q32014	Q3/2009	192,582	610,000	-

Project name	Total Number of Units	Number of Units sold by December 31, 2008	Estimated Revenue (million)	Contracted Revenue by Dec 31, 2008 (million)	Recognized Revenue by December 31, 2008 (million)
JunJing II phase one	1,182	559	95.6	33.6	23.8

JunJing II phase two	1,015	-	94.1	-	-

Puhua Project	5,000	-	700.0	-	-

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

As of December 31, 2008, our customers have signed pre-sale purchase agreements for apartments with purchase prices totaling $33.6 million, of which we have recognized $23.8 million in revenues in 2008 based on the percentage of completion method of accounting. Approximately $9.2 million of pre-sale payments were booked as advances from customers and will be recognized as revenues as construction advances.

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

JunJing III: JunJing III is near our JunJing II project and the city expressway. It will have an expected total gross floor area of about 51,470 square meters. The project will consist of 3 high rise buildings, each 28 to 30 stories high. The project is targeting middle to high income customers who require a high quality living environment and convenient transportation to the city center. We plan to start construction during the third quarter 2009 and the pre-sales during the same quarter. The total estimated revenue from this project is about $46.0 million.

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

Completed Projects

Project name	Type of Projects	Completion Date	Total Site Area (m2)	Total GFA (m2)	Total Number of Units	Number of Units sold by December 31, 2008
Tsining Mingyuan	Multi-Family residential & Commercial	Q2/2000	17,526	53,055	303	303
Lidu Mingyuan	Multi-Family residential & Commercial	Q4/2001	5,289	8,284	56	56
Tsining Hanyuan	Multi-Family residential & Commercial	Q4/2003	3,026	32,229	238	238
Tsining Home IN	Multi-Family residential & Commercial	Q4/2003	8,483	30,072	215	213
Tsining Gangwan	Multi-Family residential & Commercial	Q4/2004	12,184	41,803	466	464
Tsining-24G	Hotel, Commercial	Q2/2006	8,227	43,563	773	672
JunJing I	Multi-Family residential & Commercial	Q3/2006	55,588	167,931	1,671	1,566

Tsining Mingyuan: 8 East Youyi Road, Xi’an. The construction area was 53,055 square meters. Mingyuan is a residential complex consisting of 303 apartments ranging from two to four bedrooms. Construction commenced in March 1998 and was completed in April 2000. In total, the project generated total sales of $19.98 million as of December 31, 2008.

Lidu Mingyuan: 25 East Mutoushi, Xi’an. Located in the prime area near Xi’an historic Bell Tower, the project covers 1.3 acres with a building area of 8,284 square meters, and has 56 apartments ranging from two to four bedrooms. The project began in October 2000 and was completed in November 2001. Total sales were $4.32 million as of December 31, 2008

Tsining Hanyuan: 6 East Youyi Road, Xi’an. Located in the south of Xi’an, the area is noted for its schools and universities. The project was started in February 2002 and completed in December 2003. It is comprised of 238 two and three bedroom apartments and covering a total construction area of 32,229 square meters. The project generated total sales of $14.05 million as of December 31, 2008

Tsining Home IN: 88 North Xingqing Road, Xi’an. Located near the city center, the Home IN project consists of 215 two and three bedroom western-style apartments. Total construction area is 30,072 square meters. The project, completed in December 2003, generated sales of $12.77 million in total sales as of December 31, 2008

Tsining GangWan: 123 Laodong Road, Xi’an. Less than one mile from the western hi-tech industrial zone, GangWan spans three acres and is comprised of eight buildings with a total construction area of 41,803 square meters. The project began in April 2003 and was completed in December 2004. GangWan has 466 apartments ranging from one to three bedrooms. Total sales were $18.28 million as of December 31, 2008

Tsining-24G: 133 Changle Road, Xi’an. 24G is a redevelopment of an existing 26 floor building, located in the center of the most mature and developed commercial belt of the city. This upscale development includes secured parking, cable TV, hot water, air conditioning, natural gas access, internet connection, and exercise facilities. This project was awarded “The Most Investment Potential Award in Xi’an city” in 2006, Its target Customer were white-collar workers, small business owners and traders, entrepreneurs. Total area available for residential use was 43,563 square meters, covering 372 one to three bedroom serviced apartments. The project started construction in June 2005 and was completed in June 2006. Sales totaled $38.22 million as of December 31, 2008

Tsining JunJing Garden I: 369 North Jinhua Road, Xi’an. It is the first German style residential & commercial community in Xi’an, designed by the world-famous WSP architectural design house. Its target Customer is local middle income families. The project has 15 residential apartment buildings consisting of 1,230 one to five bedroom apartments. The Garden features secured parking, cable TV, hot water, heating systems, and access to natural gas. Total GFA available was 167,931 square meters. JunJing Garden I was also a commercial venture that houses small businesses serving the needs of JunJing Garden I residents and surrounding residential communities. The project was completed in September 2006 and generated total revenue $48.88 million as of December 31, 2008

Customers

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

On September 3, 2009, the closing price of our common stock was $3.81.

As of December 31, 2008, there were approximately 154 shareholders of record of our common stock, excluding shareholders who have their shares held in street name (by their stock brokerage firms).

RECENT SALES OF UNREGISTERED SECURITIES.

Private Placement on January 28, 2008

On January 28, 2008, China Housing & Land Development, Inc., (Company) entered into a Securities Purchase Agreement (Purchase Agreement) with certain investors (Investors). Pursuant to the Agreement, the Company agreed to sell to Investors 5.0% Senior Secured Convertible Debt, which are convertible into shares of the Company’s Common Stock, for an aggregate purchase price of US$ 20,000,000 and to receive, in consideration for such purchase, Warrants to acquire additional shares of Common Stock.

The 5% Senior Secured Convertible Debt (Convertible Debt) shall bear interest at a rate of 5% per annum (computed based on the actual days elapsed in a period of 360 days) of the RMB Notional Principal Amount, payable quarterly in arrears in lawful money of the United States (U.S. Dollars) on the first business day of each calendar quarter and on the Maturity Date, in each case in an amount equal to the amount of such interest as expressed in RMB multiplied by the US$-RMB Exchange Rate as of the applicable Interest Exchange Rate Determination Date. The Notes are secured by a first priority, perfected security interest in certain shares of Common Stock of Lu Pingji, as evidenced by the pledge agreement. The Notes are subject to events of default customary for convertible securities and for a secured financing.

The Company’s 5.0% Senior Secured Convertible Debt were purchased by the following investors: Whitebox Intermarket Partners, LP, Whitebox Convertible Arbitrage Partners, LP, Whitebox Hedged High Yield Partners, LP, Whitebox Special Opportunities Fund Series B Partners, LP, Pope Investments II, LLC, Berlin Income, L.P., Berlin Capital growth, L.P., Thomas G. Berlin, and Eastern Management & Financial, LLC. The shares of Common Stock covered by warrants were 1,437,467 in total. The securities were being offered and sold in reliance upon the exemptions from securities registration afforded by Section 4(2) of the Securities Act and Rule 506 under Regulation D. All securities were sold to accredited investors and the Company did not use general solicitation or advertising to market the securities. Capitalized terms used herein and not otherwise defined have the meanings set forth in the Purchase Agreement.

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

ITEM 6. SELECTED FINANCIAL DATA

Summary of operations (US$ in thousands, except per share amounts)
	As of December 31
	2008	2007	2006
Total revenue	$26,466	$73,913	$54,099
Cost of sales	21,473	43,222	36,750
Selling, general, and administrative expenses	8,498	2,919	3,197
Stock-based compensation	3,079	-	-
Other expenses	296	57	301
Income (loss) from operations	(6,880)	27,715	13,851

Net income	$8,942	$16,686	$9,051

Net income per common share - Basic	0.29	0.62	0.45
Net income per common share - Diluted	0.28	0.62	0.45

Financial data (in thousands)
	As of December 31
	2008	2007
Total assets	$222,355	$155,707
Total shareholders’ equity	84,012	66,178
Basic weighted average shares outstanding	30,516	26,817
Diluted weighted average shares	30,527	26,817

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

Restatement of Financial Statements

On October 21, 2009, we determined that the Company will restate its financial statements for the year ended December 31, 2008 as reported on Form 10-K filed March 25, 2009, as amended. Pursuant to a registration rights agreement entered into in connection with the Company’s issuance of its 5.0% Senior Secured Convertible Debt, the Company is required to pay the investors of the debt certain late registration payments (“Late Payments”) if the Company failed to file a registration statement within 60 days after the closing date of the transaction or if such registration statement failed to become effective by 90 calendar days, or 120 days if the registration statement is subject to a full review by the U.S. Securities and Exchange Commission. The Company commenced negotiations with the investors of the 5.0% Senior Secured Convertible Debt to waive the Late Payments in December 2008. The investors of the 5.0% Senior Secured Convertible Debt have thereafter decided to claim the Late Payments. Because the Company failed to accrue the Late Payments, the Company has decided to restate its financial statements for the year ended December 31, 2008 as reported on Form 10-K to accrue the corresponding expenses. Prior to the restatement, the Company did not accrue the Late Payments. After the restatement, the Company will present the Late Payments as security registration expense.

Warrants and derivative liability

As of December 31, 2008, the Company has approximately $1.1 million of warrants liability and $0.8 million of fair value of embedded derivatives on the balance sheet, which is approximately 1.0% and 0.7% of the total liabilities, respectively.

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

The following table summarizes the fair value of warrant liability and embedded derivative as at various periods.

(in millions)	2008
	3rd Quarter	4th Quarter

Warrants Liability	$2.2	$1.1
Fair value of embedded derivatives	$1.4	$0.8

Real estate held for development or sale, intangible asset and deposits on land use rights

As of October 27, 2009, our market capitalization is approximately $115million.

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

When real estate costs are determined to be impaired, they are written down to their estimated net realizable value. The Company evaluates the carrying value for impairment based on the undiscounted future cash flows of the assets. Write-downs of real estate costs deemed impaired would be recorded as adjustments to the cost basis. There has been no impairment on the real estate inventories and no impairment loss has been recorded for the year ended December 31, 2008 and 2007.

The following summarizes the components of real estate inventories as at December 31, 2008 and 2007.

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

As of December 31, 2008 and 2007, intangible asset consists of the following:
	2008	2007
Intangible acquired	$47,334,342	$49,412,847
Accumulated amortization	(1,290,682)	(1,207,150)

Intangible assets, net	$46,043,660	$48,205,697

According to the agreement with Baqiao District Government, at the beginning of each year, the Company will prepare the annual work plan and have it approved by Baqiao District Government. The annual work plan will include the detailed projects that will be started during that year and the Baqiao District Government is responsible for the land clearance. Due to the delay of land clearance progress, some scheduled projects have been postponed. The Baqiao District Government acknowledged the delay and informed us their intention to extend the agreement. Currently, we still have 348 acres land undeveloped, and $46 million intangible assets. If we are not able to achieve the extension of the agreement with Baqiao District Government, we will have to write off the intangible assets from our balance sheet, which will affect our income statement in 2011.

As of December 31, 2008, the amount recorded for its intangible assets were $46,043,660 (December 31, 2007 - $48,205,697). The Company evaluates its intangible assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Based on the estimated future cash flows, the Company records a write-down for impairment, if appropriate. For the year ended December 31, 2008, the Company has recorded $0 (2007 - $1,157,758) of amortization on the intangible asset.

The Company amortized the intangible asset based on the percentage of the profit margin realized over the total expected profit margin to be realized from 487 acre land in the Baqiao project. During fiscal 2007, the Company sold 18.5 acre land and the related profit margin realized on that sale represents 2.4% of total estimated profit margin on the whole 487 acre project, therefore the Company amortized $1,157,758 (2.4% ) of total intangible asset during fiscal 2007. This method is intended to match the pattern of amortization with the income-generating capacity of the intangible asset. For the year ended December 31, 2008, the Company has recorded $0 (2007 -$1,157,758) of amortization on the intangible asset. The amortization expense was capitalized in the real estate construction in progress.

Management re-evaluated the expected profit margin from the 487 acre land as at December 31, 2008 and recalculated the intangible amortization related to the 2008 land sales based on the new estimate. As a result, management found the difference resulting from change of estimate was not material. Therefore there was no adjustment made in the year ended December 31, 2008 due to the change of accounting estimate of total profit margin in 487 acres land.

The Company evaluates its intangible assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Based on the estimated future cash flows, the Company records a write-down for impairments, if appropriate. For the year ended December 31, 2008, the Company has recorded $0 (2007 $0) of impairment on the intangible asset.

Deposits on land use rights

	2008	2007

Deposits on land use rights	47,333,287	29,694,103

We conduct regular reviews of our deposits on land use rights. After our year end review and assessment, we concluded that there was no significant decrease in the market price and therefore impairment write down was not required. The average sale price in Xi’an city was stable during 2008 and according to the Xi’an Bureau of Statistics’ data, the average sale price increased to 4,455RMB per square meter (approxmately US$650 per square meter), and representing about 18% year-on-year growth.

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

As of December 31, 2008, we had $38,230,352 of cash and cash equivalents, an increase of $35,777,986, compared with $2,452,366 of cash and cash equivalents as of December 31, 2007.

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

Revenues by project:	2008	2007	2006
US$

Project Under Construction
Tsining JunJing II Phase one	$23,776,789	$-	$-

Projects Completed
Tsining JunJing I	264,066	8,964,784	39,670,186
Tsining-24G	27,243	25,198,129	13,000,694
Tsining Gangwan	58,427	2,368,602	318,338
Tsining Hanyuan	13,894	3,100	161,274
Tsining Home In	121,076	323,751	-
Tsining Mingyuan	44,567	247,298	352,199
Lidu Mingyuan	-	303,124	144,483

Infrastructure Project
Baqiao infrastructure construction	-	10,790,610	-

Project In Process
Baqiao	-	24,405,717	-

Revenues from the sales of properties	$24,306,062	$73,579,325	$53,647,174

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
US$
Project Under Construction
Tsining JunJing II Phase Two contract sales
Revenue
Total gross floor area (GFA) available for sale
GFA sold during the period
Remaining GFA available for sale
Percentage of completion
Percentage GFA sold during the period
Percentage GFA sold to date
Average sales price per GFA

Tsining JunJing II Phase one contract sales		33,166,864
Revenue		$23,776,789
Total gross floor area (GFA) available for sale		136,012
GFA sold during the period		57,006
Remaining GFA available for sale		79,006
Percentage of completion		65.95%
Percentage GFA sold during the period		41.91%
Percentage GFA sold to date		41.91%
Average sales price per GFA		582

Projects Completed
Tsining JunJing I		$264,066	$8,964,784	$39,670,186
Total gross floor area (GFA) available for sale		167,931	167,931	167,931
GFA sold during the period		6,969	9,135	35,769
Remaining GFA available for sale	#	9,505	16,474	25,610
Percentage of completion		100%	100%	100%
Percentage GFA sold during the period		4.15%	5.44%	21.30%
Percentage GFA sold to date		94.34%	90.19%	84.75%
Average sales price per GFA		**	981	1,109

Tsining-24G		$27,243	$25,198,129	$13,000,694
Total gross floor area (GFA) available for sale		43,563	43,563	43,563
GFA sold during the period		- 381	21,359	11,583
Remaining GFA available for sale		6,060	5,679	27,038
Percentage of completion		100%	100%	100%
Percentage GFA sold during the period		-0.88%	49.03%	26.59%
Percentage GFA sold to date		86.09%	86.97%	37.94%
Average sales price per GFA		**	1,180	1,122

Tsining Gangwan		$58,427	$2,368,602	$318,338
Total gross floor area (GFA) available for sale		41,803	41,803	41,803
GFA sold during the period		100	4,979	171
Remaining GFA available for sale		1,384	1,484	1,927
Percentage of completion		100%	100%	100%
Percentage GFA sold during the period		0.24%	11.91%	0.41%
Percentage GFA sold to date		96.69%	96.45%	84.54%
Average sales price per GFA		582	476	1,857

Tsining Hanyuan		$13,894	$3,100	$161,274
Total gross floor area (GFA) available for sale		32,229	32,229	32,229
GFA sold during the period		48	N/A	593
Remaining GFA available for sale		-	48	103
Percentage of completion		100%	100%	100%
Percentage GFA sold during the period		0.15%	0.17%	1.84%
Percentage GFA sold to date		100%	99.85%	99.68%
Average sales price per GFA		287	N/A	272

Tsining Home In		$121,076	$323,751	$351,815
Total gross floor area (GFA) available for sale		30,072	30,072	30,072
GFA sold during the period		345	821	845
Remaining GFA available for sale		2,851	3,194	4,015
Percentage of completion		100%	100%	100%
Percentage GFA sold during the period		1.14%	2.73%	1.97%
Percentage GFA sold to date		90.52%	89.38%	86.65%
Average sales price per GFA		351	394	416

Tsining Mingyuan		$44,567	$247,298	$352,199
Total gross floor area (GFA) available for sale		53,055	53,055	53,055
GFA sold during the period		80	297	202
Remaining GFA available for sale		-	80	377
Percentage of completion		100%	-	-
Percentage GFA sold during the period		0.15%	0.56%	0.38%
Percentage GFA sold to date		100%	99.85%	99.29%
Average sales price per GFA		560	832	1,747

Lidu Mingyuan		$-	$303,124	$144,483
Total gross floor area (GFA) available for sale		8,284	8,284	8,284
GFA sold during the period		-	92	-
Remaining GFA available for sale		-	-	92
Percentage of completion		100%	100%	100%
Percentage GFA sold during the period		0%	1.11%	0%
Percentage GFA sold to date		100%	100%	98.89%
Average sales price per GFA		N/A	3,297	N/A

Infrastructure Project
Baqiao infrastructure construction		$-	$10,790,610	$-

Project In Process
Baqiao		$-	$24,405,717	$-

Revenues from the sales of properties		$24,306,062	$73,579,325	$53,647,174

* The figure is unavailable as percentage of completion is calculated by buildings, and each building has different percentage of completion.
** The figure is unavailable due to return of units during this period.

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

Selling, general, and administrative expenses

2008 – Selling, general, and administrative expenses for 2008 increased 191.1 percent to $8,497,562 from $2,919,360 in 2007. The increase in selling, general, and administrative expenses was due primarily to the following reasons:

1.           Higher advertising, marketing, and selling expenses totaled $1,540,662 in 2008 compared with $781,998 in 2007. Advertising and sales promotion costs are expensed as incurred. The higher advertising, marketing, and selling expenses resulted from the Company’s aggressive marketing campaign during 2008 for Tsining JunJing II phase one project, which included advertising and fully furnished showrooms where potential buyers could see possible layouts and decorative effects. These showrooms have attracted hundreds of potential buyers and continue to create buyer interest and result in additional pre-sales purchase agreements.

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

In 2008, we estimated the allowance based on each account and we discussed all accounts over 6 months and any amounts over 1 year because it is conservative given the economic down-turn and circumstances at that time. A big portion of the allowance is due to a customer refusing to pay and the dispute is in the legal process. We have classified this as uncollectable. There was an allowance of $94,514 in 2007.

4.   Higher professional expenses that resulted from the Company’s upgrade to NASDAQ where its common shares began trading in May 2008. The Company believes its listing on NASDAQ will provide more liquidity and transparency for shareholders and additional financing flexibility for the company. Audit, legal, and other professional costs totaled $1,405,178 in 2008 compared with $392,251 in 2007.

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

7.   Higher administrative expenses occurred in 2008.  Due to the increase of management’s salary and bonus of $ 899,157. And also $241,403 property management fee was higher charged in 2008 than $104,160 in 2007.

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

We are using the CRR Binomial Lattice Model to estimate the fair values of warrants liability and embedded derivatives. The CRR model depends on the following assumptions: the price of the Company’s common stock underlying the warrants; the strike price; the conversion price; expected life; expected volatility; risk free interest rate; and dividend rate. We have used the CRR Binomial Lattice Model in the past 3 years and do not expect any significant changes to assumptions expect common share price and the volatility.

The fair values of warrants liability and embedded derivatives have changed during the past few years according to the valuation models and the fair values are positively related to the market share price movement and the volatility. During the fiscal year 2008, the Company’s common stock price decreased, which also caused the decrease of the fair values. We estimated the fair values of warrants liability and embedded derivatives every quarter and recognized the change of fair values as gain or lose in our current quarter’s income statement. During the fiscal year 2008, we recognized approximately $4.93 million as change in fair value of warrants and $3.17 million as change in fair value of embedded derivatives.

Conversion Option Valuation:	1/28/2008	3/31/2008	6/30/2008	9/30/2008	12/31/2008
Strike price	5.57	5.57	5.57	5.57	5.57
Market price	4.25	4.55	3.99	2.20	1.29
Valuation date	1/28/2008	3/312008	6/30/2008	9/30/2008	12/31/2008
Expiry date	2/28/2013	2/28/2013	2/28/2013	2/28/2013	2/28/2013
Volatility	75.00%	75.00%	75.00%	75.00%	90.00%
Risk free rate	2.80%	2.46%	3.22%	2.79%	1.31%
Option value	2.43061	2.60669	2.14933	0.84853	0.4706

Host Value - principal	9,000,000	9,000,000	9,000,000	9,000,000	9,000,000
Host Value - interest (1)	0	0	0	0	0

Shares issuable on conversion	1,615,799	1,615,799	1,615,799	1,615,799	1,615,799

Host Value - principal	3,927,375	4,211,886	3,472,887	1,371,062	760,398
Host Value - interest (1)	0	0	0	0	0

Option value - total	3,927,375	4,211,886	3,472,887	1,371,062	760,398

Derivative value	3,927,375	4,211,886	3,472,887	1,371,062	760,398

Change in fair value of warrants

Investor Warrants:	1/28/2008	3/31/2008	6/30/2008	9/30/2008	12/31/2008
Strike price	6.07	6.07	6.07	6.07	6.07
Market price	4.25	4.55	3.99	2.2	1.29
Valuation date	1/28/2008	3/312008	6/30/2008	9/30/2008	12/31/2008
Expiry date	2/28/2013	2/28/2013	2/28/2013	2/28/2013	2/28/2013
Vlolatility	75.00%	75.00%	75.00%	75.00%	90.00%
Risk free rate	2.80%	2.46%	3.22%	2.79%	1.33%
Option value	2.37894	2.54852	2.09442	0.82287	0.45822

# of warrants	1,437,467	1,437,467	1,437,467	1,437,467	1,437,467

Value	3,419,653	3,663,409	3,010,665	1,182,842	658,682

				Exercised		Exercised
Investor Warrants: 5-7-2007	5/7/2007	6/302007	9/30/2007	11/5/2007	12/31/2007	2/27/2008	3/31/2008	6/30/2008	9/30/2008	12/31/2008
Strike price	4.50	4.50	4.50	4.50	4.50	4.50	4.50	4.50	4.50	4.50
Market price	4.30	4.35	4.69	6.25	5.01	5.42	4.55	3.99	2.20	1.29
Valuation date	5/7/2007	6/302007	9/30/2007	11/5/2007	12/31/2007	2/27/2008	3/31/2008	6/30/2008	9/30/2008	12/31/2008
Expiry date	5/9/2012	5/9/2012	5/9/2012	5/9/2012	5/9/2012	5/9/2012	5/9/2012	5/9/2012	5/9/2012	5/9/2012
Vlolatility	75.00%	75.00%	75.00%	75.00%	75.00%	75.00%	75.00%	75.00%	75.00%	90.00%
Risk free rate	4.55%	4.92%	4.23%	3.90%	3.35%	2.57%	2.12%	3.11%	2.48%	1.09%
Option value (calculated using above parameters and Excel add-in function)	2.72957	2.75251	2.94544	4.23084	3.10898	3.36706	2.61279	2.15108	0.82447	0.43349

Option value per binomial spreadsheet - not capped	0.72695	2.74951	2.94257	4.22201	3.10850	3.36983	2.60885	2.15127	0.82460	0.43222

Option value per binomial spreadsheet - not capped	0.60849	0.62303	0.69602	0.89087	0.76285	0.83059	0.70896	0.64546	0.33220	0.16402

# of warrants	2,778,554	2,778,554	2,778,554	45,302	2,733,252	1,870	2,731,382	2,731,382	2,731,382	2,731,382

Value	1,690,725	1,731,132	1,933,935	40,358	2,085,073	1,553	1,936,439	1,763,007	907,358	448,011

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

Security registration expenses

Pursuant to the agreement with the investors of the 5% Senior Secured Convertible Debt (Note 14), the Company was required to pay the investors certain late registration payments (“Late Payments”) if the company failed to file a Registration Statement within 60 days after the closing date of the 5% Senior Secured Convertible Debt. The Company commenced negotiations with the investors of the 5% Senior Secured Convertible Debt to waive the Late Payments in December 2008, as both parties believed that the registration statement would become effective within a short period of time. However, as the registration statement has not become effective as of September 2009, the investors of the 5% Senior Secured Convertible Debt have decided to claim the Late Payments. The Company has decided to present the Late Payments as security registration expenses.

The security registration expenses were $613,483 for the year ended December 31, 2008. The Company had no such expenses in the same period of 2007.

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

Net income

2008 – Net income in 2008 decreased 46.4 percent to $8,942,370 from $16,686,116 in 2007.

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

Basic and diluted earnings per share

2008 – Basic earnings per share were $0.29 in 2008, down 53.2 percent from $0.62 in 2007. Diluted earnings per share were $0.28 in 2008, down 54.8 percent from $0.62 in 2007. The increases in the weighted average shares outstanding in 2008 compared with 2007 were due to the restricted common shares issued in the third quarter 2008 as incentive compensation for the year 2007 performance.

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

Cash flow discussion

2008 – The increase in cash for the year 2008 was $34,346,145 compared with $2,007,132 in 2007.

Cash flow from operating activities in 2008 decreased 436.9 percent to $(29,076,622) from $8,611,383 in 2007, primarily due to the operating cash outflow associated with the development of Tsining JunJing II phase one.

The use of cash in investing activities in 2008 was $(510,713), which was 98.0 percent less than 2007, primarily due to the increase of the restricted cash and the absence of the subsidiary acquisition. We acquired 100 percent equity of New Land in March 2007.

Cash flow from financing activities in 2008 provided $63,933,479, up 247.2 percent from 2007, primarily due to $29,268,913 net proceeds from the creation of the joint venture with Prax Capita, the $19,230,370 proceeds from the convertible debt offering in January 2008 and funds from construction loans with banks that totaled $46,054,762, partly offset by payments on loans totaling $25,905,804.

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

Debt leverage

Total debt consists of the sum of the balance sheet lines titled Payable to New Land’s previous shareholders, Loans from employees, Loans payable and convertible debt.

2008 – Total debt outstanding as of December 31, 2008 was $59,186,304 compared with $27,922,125 on December 31, 2007.

Net debt outstanding (total debt less cash) as of December 31, 2008 was $20,955,952 compared with $25,469,759 on December 31, 2007. The company's net debt as a percent of total capital (net debt plus shareholders' equity) was 15.6 percent on December 31, 2008 and 27.8 percent on December 31, 2007. The decrease in net debt as a percent of total capital was primarily due to the increase of cash. In the fourth quarter of 2008, we completed the formation of a joint venture and received $29.3 million in cash from Prax Capital for their share of the participation.

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

The following table summarizes the amounts and types of the company's obligations and provides the estimated period of maturity for the financial obligations by class as of December 31, 2008:

Obligations Due by Period	1 year	1-3 years	3-5 years
(Millions of dollars)

Current liabilities:
Accounts payable	$10.53
Income and other taxes payable		$7.53
Other payables		$5.18
Advances (deposits) from customers		$9.26
Accrued expenses	$3.54
Accrued security registration expenses	$0.61

Long-term liabilities:
Warranties liabilities			$1.12
Deferred tax		$11.50
Fair value of embedded derivatives			$0.76
convertible debt			$13.62

Long-term debt:
Loans payable	$8.50	$27.13
Payable to New Land’s previous shareholders	$8.43
Loans from employees		$1.52

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

Foreign Currency Exchange Rate Risk

The company is doing all our business in the People’s Republic of China. All the revenue and profit is denominated in RMB. When RMB depreciates, it may adversely affect the company’s financial performance. Specifically, since the company’s recent $20 million senior convertible debt interest payment is denominated in U.S. dollars; the depreciation of RMB may incur additional cost to our financial cost. However, the effect likely would be small.

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

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2008, the Company changed its method of revenue recognition.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, China Housing & Land Development, Inc. has restated its financial statements for the year ended December 31, 2008 to reflect the accrual of security registration expenses.

Signed: “MSCM LLP”

MSCM LLP
Toronto, Canada
March 25, 2009
except for Note 2 as to which the date is October 28, 2009

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

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California
March 26, 2007

CHINA HOUSING & LAND DEVELOPMENT, INC., AND SUBSIDIARIES

Consolidated Balance Sheets
As of December 31, 2008 and December 31, 2007

	December 31,	December 31,
	2008	2007
	(Restated - Note 2)
ASSETS
Cash	$37,425,340	$2,351,015
Cash - restricted	805,012	101,351
Accounts receivable, net of allowance for doubtful accounts of $1,278,156 and $94,514, respectively	813,122	12,107,882
Other receivables, prepaid expenses and other assets	446,497	567,308
Notes receivable, net	811,695	947,918
Real estate held for development or sale	60,650,011	40,986,931
Property and equipment, net	12,391,501	5,707,012
Assets held for sale	14,308,691	12,910,428
Advance to suppliers	704,275	2,071,549
Deposits on land use rights	47,333,287	29,694,103
Intangible assets, net	46,043,660	48,205,697
Deferred financing costs	622,118	55,451
Total assets	222,355,209	155,706,645

LIABILITIES
Accounts payable	$10,525,158	$9,311,995
Advances from customers	9,264,385	5,258,351
Accrued expenses	3,539,842	1,903,451
Accrued security registration expenses	613,483	-
Payable to New Land’s previous shareholders	8,429,889	11,413,229
Income and other taxes payable	7,532,730	22,711,981
Other payables	5,183,251	3,881,137
Loans from employees	1,517,039	2,388,862
Loans payable	35,617,442	14,120,034
Deferred tax liability	11,510,915	15,907,880
Warrants liability	1,117,143	2,631,991
Fair value of embedded derivatives	760,398	-
convertible debt	13,621,934	-
Total liabilities	109,233,609	89,528,911

MINORITY INTEREST IN SUBSIDIARIES	29,109,350	-

SHAREHOLDERS' EQUITY
Common stock: $.001 par value, authorized 100,000,000 shares issued and outstanding 30,893,757 and 30,141,887, respectively	30,894	30,142
Additional paid in capital	31,390,750	28,381,534
Statutory reserves	3,541,226	2,885,279
Retained earnings	38,651,579	30,365,156
Accumulated other comprehensive income	10,397,801	4,515,623

Total China Housing & Land Development, Inc. shareholders’ equity	84,012,250	66,177,734

Total liabilities and shareholders' equity	$222,355,209	$155,706,645

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC., AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income
For The Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(Restated - Note 2)
REVENUES
Sale of properties	$24,306,062	$73,579,325	$53,647,174
Other income	2,159,784	333,525	452,312

Total revenues	26,465,846	73,912,850	54,099,486

COSTS AND EXPENSES
Cost of properties and land	21,473,426	43,221,757	36,749,683
Selling, general, and administrative expenses	8,497,562	2,919,360	3,197,310
Stock-based compensation	3,078,600	-	-
Security registration expenses	613,483	-	-
Other expenses	295,595	57,416	301,158
Interest expense	1,346,183	1,652,349	289,083
Accretion expense on convertible debt	968,962	-	-
Change in fair value of embedded derivatives	(3,166,977)	-	-
Change in fair value of warrants	(4,932,961)	632,296	-
Total costs and expenses	28,173,873	48,483,178	40,537,234

(Loss) income before provision for income taxes and minority interest	(1,708,027)	25,429,672	13,562,252

(Recovery) provision for income taxes	(10,490,833)	8,743,556	4,511,442
Income before minority interest	8,782,806	16,686,116	9,050,810

Minority interest in net loss of subsidiaries, net of tax	159,564	-	-

NET INCOME	8,942,370	16,686,116	9,050,810

Gain on foreign exchange	5,882,178	3,617,405	655,435

COMPREHENSIVE INCOME	$14,824,548	$20,303,521	$9,706,245

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	30,516,411	26,871,388	20,277,615

Diluted	30,527,203	26,871,388	20,277,615

EARNINGS PER SHARE
Basic	$0.29	$0.62	$0.45

Diluted	$0.28	$0.62	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT INC., AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For The Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(Restated - Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,942,370	$16,686,116	$9,050,810
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Minority interest in subsidiaries	(159,564)	-	-
Bad debt expense	1,420,434	-	509,435
Depreciation	454,728	423,932	354,444
Gain on disposal of fixed assets	15,167	(48,347)	(149,830)
Gain on income tax settlement	(12,712,153)	-	-
Amortization of stock issued for investor relations fees	-	131,400	-
Amortization of deferred financing costs	148,606	-	-
Amortization of intangible assets	-	1,157,758	-
Stock-based compensation	3,078,600	-	-
Change in fair value of warrants	(4,932,961)	632,296	-
Change in fair value of embedded derivatives	(3,166,977)	-	-
Accretion expense on convertible debt	968,962	-	-
Non-cash proceeds from sales	(166,148)	(10,783,201)	-
(Increase) decrease in assets:
Accounts receivable	10,758,758	(8,463,433)	(431,805)
Real estate	(23,463,229)	13,696,294	3,640,231
Advances to suppliers	1,600,308	(1,480,596)	11,930,759
Deposit on land use rights	(15,387,541)	(17,695,934)	-
Other receivables and deferred charges	(114,638)	658,893	(1,118,155)
Deferred financing costs	202,888	-	-
Increase (decrease) in liabilities:
Accounts payable	570,250	2,556,717	2,716,495
Advances from customers	3,576,253	2,066,546	(28,428,381)
Accrued expense	1,607,633	42,522	1,625,843
Other payable	1,003,031	(1,016,610)	(266,309)
Income and other taxes payable	(3,934,882)	10,047,030	6,909,809
Accrued security registration expenses	613,483	-	-
Net cash provided by (used in) operating activities	(29,076,622)	8,611,383	6,343,346

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(684,040)	1,039,410	591,312
Purchase of buildings, equipment and automobiles	(1,063,332)	(244,355)	(13,269,773)
Notes receivable collected	364,313	1,272,541	(2,246,025)
Proceed from sale of fixed assets	872,346	-	243,616
Acquisition of subsidiary	-	(27,087,844)	-
Net cash provided by (used in) investing activities	(510,713)	(25,020,248)	(14,680,870)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of convertible debt	19,230,370	-	-
Investment and advances from minority shareholder	29,268,913	-	-
Loans from bank	46,054,762	3,944,359	13,835,303

Payments on loans	(25,905,804)	(14,202,410)	(7,905,887)
Loans to or from employees, net	(1,018,357)	1,226,736	1,016,551
Repayment of loan from New Land previous shareholders	(3,704,820)	4,207,315	-
Proceeds from issuance of common stock and warrants	8,415	23,239,997	1,750,421
Net cash provided by financing activities	$63,933,479	$18,415,997	$8,696,388

INCREASE IN CASH	34,346,145	2,007,132	358,864

Effects on foreign current exchange	728,180	(35,750)	(9,976)

CASH, beginning of year	2,351,015	379,633	30,745

CASH, end of year	$37,425,340	$2,351,015	$379,633

CHINA HOUSING & LAND DEVELOPMENT, INC., AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity
For The Years Ended December 31, 2008, 2007 and 2006

			Additional			Capital	Other
	Common Stock		paid in	Statutory	Retained	contribution	comprehensive
	Shares	Par Value	capital	reserves	earnings	receivable	income	Totals
					(Restated - Note 2)			(Restated - Note 2)
BALANCE, December 31, 2005	20,000,000	$20,000	$5,442,798	$1,234,178	$6,279,331	$-	$242,783	$13,219,090
Common stock issued for cash at $3.25	619,223	619	1,749,802	-	-	-	-	1,750,421
Net Income	-	-	-	-	9,050,810	-	-	9,050,810
Adjustment to statutory reserve	-	-	-	915,960	(915,960)	-	-	-
Capital contribution receivable	-	-	-	-	-	(5,462,798)	-	(5,462,798)
Foreign currency translation adjustment	-	-	-	-	-	-	655,435	655,435
BALANCE, December 31, 2006	20,619,223	$20,619	$7,192,600	$2,150,138	$14,414,181	$(5,462,798)	$898,218	$19,212,958
Common stock issued for consulting services	60,000	60	131,340	-	-	-	-	131,400
Common stock and warrants issued at $2.70	9,387,985	9,388	20,532,623	-	-	-	-	20,542,011
Common Stock issued from warrants conversion	74,679	75	524,971	-	-	-	-	525,046
Net Income	-	-	-	-	16,686,116	-	-	16,686,116
Adjustment to statutory reserve	-	-	-	735,141	(735,141)	-	-	-
Capital contribution receivable	-	-	-	-	-	5,462,798	-	5,462,798
Foreign currency translation adjustment		-	-	-	-	-	3,617,405	3,617,405
BALANCE, December 31, 2007	30,141,887	$30,142	$28,381,534	$2,885,279	$30,365,156	$-	$4,515,623	$66,177,734
Common Stock issued from warrants conversion	1,870	2	9,966	-	-	-	-	9,968
Stock based compensation	750,000	750	2,999,250	-	-	-	-	3,000,000
Net Income	-	-	-	-	8,942,370	-	-	8,942,370
Adjustment to statutory reserve	-	-	-	655,947	(655,947)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	5,882,178	5,882,178
BALANCE, December 31, 2008	30,893,757	$30,894	$31,390,750	$3,541,226	$38,651,579	$-	$10,397,801	$84,012,250

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Xi'an Tsining Housing Development Company Inc. (Tsining), Xi'an New Land Development Co. (New Land), Xi'an Hao Tai Housing Development Company Inc. (Hao Tai), Manstate Assets Management Limited (Manstate), Puhua (Xi’an) Real Estate Development Co., Ltd (75% interest) (Puhua), Success Hill Investments Limited (60% interest) (Success Hill) (collectively, the Subsidiaries). All inter-company accounts and transactions have been eliminated on consolidation. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP).

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

Note 2—Restatement of Security Registration Expenses

Pursuant to the agreement with the investors of the 5% Senior Secured Convertible Debt (Note 14), the Company was required to pay the investors certain late registration payments (“Late Payments”) if the Company failed to file a Registration Statement within 60 days after the closing date of the 5% Senior Secured Convertible Debt. The Company commenced negotiations with the investors of the 5% Senior Secured Convertible Debt to waive the Late Payments in December 2008, as both parties believed that the registration statement would become effective within a short period of time. However, as the registration statement has not become effective as of September 2009, the investors of the 5% Senior Secured Convertible Debt have decided to claim the Late Payments. Because the Company failed to accrue the Late Payments, the Company has restated the 2008 year end, 2009 quarter one and 2009 quarter two consolidated financial statements to accrue the corresponding expenses.

The restatement had the following impact on the Company’s previously reported results of operations for the year ended December 31, 2008:

For The Year Ended December 31, 2008

Security registration expenses as previously reported	$-
Adjustment to accrue security registration expenses	613,483

Security registration expenses as restated	$613,483

Net income as previously reported	$9,396,289
Adjustment to accrue security registration expenses	(613,483)

Net income as restated	$8,782,806

Basic earnings per share
As previously reported	$0.31
As restated	$0.29

Diluted earnings per share
As previously reported	$0.30
As restated	$0.28

December 31, 2008
Accrued security registration expenses as previously reported	$-
Adjustment to accrue security registration expenses	613,483

Accrued security registration expenses as restated	$613,483

Prior to the restatement, the Company did not accrue the Late Payments. After the restatement, the Company has presented the Late Payments as security registration expenses.

Note 3 — Summary of Significant Accounting Policies

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

Intangible Assets

Intangible assets relate to the development right for the 487 acres of land in Baqiao Park obtained from the acquisition of New Land in fiscal 2007. The intangible assets have a definite life. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the intangible assets are subject to amortization over their useful life. The method of amortization selected reflects the pattern in which the economic benefit of the intangible assets are realized. The amortization of the intangible assets is based on the percentage of profit margin realized over the total expected profit margin to be realized from the 487 acres of land in the Baqiao project. The Company reviews its business plan for its 487 acres of land in Baqiao Park periodically and updates its assumptions based on the prevailing market prices and the management’s judgments on the profit margins.  This method is intended to match the pattern of amortization with the income-generating capacity of the assets.

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

The provision for income taxes for the year ended December 31, 2008, 2007 and 2006 consisted of the following:

	2008	2007	2006
(Recovery) provision for China income and local tax	$(10,490,833)	$9,125,616	$4,511,442
Provision of deferred taxes	-	(382,060)	-

Total (recovery) provision for income taxes	$(10,490,833)	$8,743,556	$4,511,442

	2008	2007	2006
(Loss) income before provision for income taxes	$(1,708,027)	$25,429,672	$13,562,252
U.S. statutory rate of 34%	(580,729)	8,646,088	4,611,166
Foreign loss (income) not recognized in USA	2,092,057	(9,766,843)	(4,611,166)
Non-taxable income and non-deductible expense	(2,215,948)	819,055	-
Foreign (loss) income tax rate of 25% (2007 and 2006 -33%)	(1,538,277)	9,541,001	4,511,442
Favorable foreign income tax settlement	(12,712,153)	-	-
Tax on favorable foreign income tax settlement	3,170,407	-	-
Tax incentive on New Land and Hao Tai	-	(344,133)	-
Recovery of future income tax provision		(382,060)
Change in valuation allowance	1,293,810	230,448	-
(Recovery) provision for income taxes	(10,490,833)	8,743,556	4,511,442

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

As of December 31, 2008, the Company has PRC subsidiaries that are in the start up stage and have a net operating loss carry forward of approximately $2,356,757, which will begin to expire in 2013. The Company also has a U.S. net operating loss carry forward of approximately $2,768,525 from the holding company, which will begin to expire in 2026. A valuation allowance for the full amount was recognized.

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

Note 4 — Acquisition

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

Note 5 — Supplemental Disclosure of Cash Flow Information

Income taxes paid amounted to $225,964, $384,615 and $0 for the year ended December 31, 2008, 2007 and 2006, respectively. Interest paid for the year ended December 31, 2008, 2007 and 2006 amounted to $3,724,070, $1,975,917 and $2,147,800 respectively.

Note 6 – Real Estate

The following summarizes the components of real estate inventories as at December 31, 2008 and 2007:

	2008	2007

Finished projects	$10,181,827	$16,130,130
Construction in progress	50,468,184	24,856,801

Total real estate held for development or sale	$60,650,011	$40,986,931

Note 7 — Accounts Receivable

Accounts receivable consist of the following as at December 31, 2008 and 2007:

	2008	2007

Accounts receivable	$2,691,278	$12,202,396
Allowance for doubtful accounts	(1,278,156)	(94,514)

Accounts receivable, net	$813,122	$12,107,882

Note 8 — Other Receivables, Prepaid Expenses and Other Assets

Other receivables, prepaid expenses and other assets consist of the following as at December 31, 2008 and 2007:

	2008	2007

Other receivables	$916,886	$749,890
Allowance for bad debts	(473,058)	(190,372)
Prepaid expenses	2,669	7,790

Other receivables, prepaid expense other assets	$446,497	$567,308

Note 9 — Property and Equipment, Net

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

Note 10 — Intangible assets

Intangible asset consists of the following as at December 31, 2008 and 2007:

	2008	2007
Intangible acquired	$47,334,342	$49,412,847
Accumulated amortization	(1,290,682)	(1,207,150)

Intangible assets, net	$46,043,660	$48,205,697

Note 11 – Loans payable to New Land’s previous shareholders

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

Note 12 — Loans from Employees

The Company has borrowed monies from certain employees to fund the Company's construction projects. These loans bear interest at rates ranging between 7% and 12% and all principal amounts matures in 2009. At December 31, 2008, loans from employees amounted to $1,517,039 (December 31, 2007 - $2,388,862).

Note 13 — Loans Payable

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

On June 28, 2008, the Company signed a strategic partnership Memorandum of Understanding (“MOU”) with China Construction Bank Xi’an Branch that established a RMB 1 billion (approximately US$147 million) credit line for real estate development by the Company and its subsidiaries. Under the MOU, the company and its subsidiaries are required to set up a basic deposit account with China Construction Bank, to maintain a current ratio of not less than 90% and to maintain liabilities to assets ratio of not greater than 65%. On August 28, 2008, the Company entered a loan agreement with China Construction Bank Xi’an Branch to draw down the first RMB 150 million loan, which will mature on August 27, 2011. $21,986,075 (RMB 150 million) was received by the Company on December 31, 2008. As of December 31, 2008, our current ratio was approximately 136.3%, and our liabilities to assets ratio was approximately 49.1%. The Company will be able to draw down approximately another $101 million before we reach the maximum liabilities to assets ratio of 65%. If we are unable to meet all above covenants, we may not be able to draw down new loans from China Construction Bank and this will cause the delay of our projects under construction.

Note 14 - Convertible Debt

On January 28, 2008, the Company issued Senior Secured Convertible Debt due in 2013 (the "Convertible Debt") and warrants to subscribe for common shares for an aggregate purchase price of US$20 million. The Convertible Debt bears interest at 5% per annum (computed based on the actual days elapsed in a period of 360 days) of the RMB notional principle amount, payable quarterly in arrears in U.S. Dollars on the first business day of each calendar quarter and on the maturity date. In addition, 1,437,467 five-year warrants were granted with a strike price of $6.07 per common share, which are callable if certain stock price thresholds are met. Approximately 215,620 warrants are also available as a management incentive if certain milestones are met. If the aggregate principal amount of the Convertible Debt is reduced to US$10 million or less as a result of repayment by the Company pursuant to the Convertible Debt as a result of any optional conversion by the Investors or mandatory conversion by the Company of the Convertible Debt, then each Investor agrees to surrender to the Company warrants for an aggregate number of shares of common stock equal to such Investors’ pro rata share of 107,810 shares. If the aggregate principal amount of the Convertible Debt is reduced to $Nilas a result of repayment by the Company pursuant to the Convertible Debt as a result of any optional conversion by the Investors or mandatory conversion by the Company of the Convertible Debt, then each Investor agrees to surrender to the Company warrants in addition to the 107,810 warrants surrendered pursuant to the $10 million reduction noted above for an aggregate number of shares of common stock equal to such Investor’s pro rata share of 107,810 shares. The Company may hold in treasury and reissue to the officers and directors of the Company any warrants surrendered by the Investors. As of October 28, 2009, the Company did not repay any principle of Convertible Debt and the Investors did not deliver any optional conversion request to the Company.

The Investors have the right to convert up to 45% ($9 million) of the principal amount of the Convertible Debt into common shares at an initial conversion price of $5.57, subject to an upward adjustment. The Company, at its discretion, may redeem the remaining $11 million of Convertible Debt at 100% of the principle amount, plus any accrued and unpaid interest. The warrants associated with the Convertible Debt grant the Investors the right to acquire shares of common stock at $6.07 per share, subject to customary anti-dilution adjustments. The warrants may be exercised to purchase common stock at any time up to and including February 28, 2013.

The Convertible Debt is secured by a first priority, perfected security interest in certain shares of common stock of Lu Pingji, the Chairman of the Company. The Convertible Debt is subject to events of default customary for convertible securities and for a secured financing.

Both the warrant and embedded conversion option associated with the Convertible Debt meet the definition of a derivative instrument according to FASB No. 133, ”Accounting for Derivative Instruments and Hedging Activities”.  Because the warrant and the convertible debt are denominated in U.S. dollars but the company’s functional currency is the Chinese Renminbi, the exemption from derivative instrument accounting provided by FASB No. 133, paragraph 11(a)(1) is not available and therefore the warrant and embedded conversion option are recorded as a derivative instrument liability and periodically marked-to-market. The fair value of the warrants and embedded conversion option on inception were determined to be $3,419,653 and $3,927,375, respectively, using the Cox-Ross-Rubinstein Binomial Lattice Model (the “CRR Model”) with the following assumptions: expected life 4.32 years, expected volatility - 75%, risk free interest rate - 2.46% and dividend rate - 0%. The fair value of the warrants and embedded conversion option at December 31, 2008 were determined to be of $658,682 and $760,398, respectively, using the CRR Model with the following assumption: expected life 4.08 - 4.16 years, expected volatility - 90%, risk free interest rate - 1.31%-1.33% and dividend rate - 0%. For the year ended December 31, 2008, the Company recorded a change in fair value for the warrants and embedded derivatives of $(2,760,971) and $(3,166,977), respectively in the consolidated statement of income and comprehensive income.

After allocating the gross proceeds to the fair value of the warrants and the embedded derivative instrument, the remaining proceeds were allocated as the initial carrying value of the Convertible Debt. The initial carrying value of the Convertible Debt is accreted to its stated amount on maturity using the effective interest method. The effective interest rate was determined to be 15.42%. The carrying value of Convertible Debt at December 31, 2008 was $13,621,934. Related interest expense and accretion expense for the year ended December 31, 2008 were $964,897 and $968,962, respectively.

In connection with this transaction, the Company and the Investors entered into a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the terms and conditions of the Registration Rights Agreement, the Company agreed to register within 60 calendar days after closing shares of common stock issuable to the Investors for resale on a Form S-3 Registration Statement to be effective no later than the 180th day after the closing date of the transaction. If the Form S-3 is not available at that time, then the Company will file a Registration Statement on such form as is then available to effect a registration of the registrable securities, subject to the consent of the Investors, which consent will not be unreasonably withheld. The Company shall register an amount of common stock for resale that equals at least 125% of the sum of shares issuable upon conversion of the Convertible Debt and the exercise of the warrants. The registration rights granted under the Registration Rights Agreement are subject to customary exceptions and qualifications and compliance with certain registration procedures. The Company is subject to the late registration penalty payment (the “Late Payments”) equal to the product of (i) the Investor’s outstanding principal amount and (ii) the quotient obtained by dividing 12% by 360.

The Company commenced negotiations with the Investors in December 2008 for a waiver for the Late Payments, as the Company and the Investors believed that the registration would become effective within a short period of time. However, as the registration has not become effective as of September 2009, the Company has accrued for the Late Payments (see Note 2). On September 28, 2009, the Company reached a First Amendment (the “Amendment”) with the Investors to settle the Late Payments, in the amount of $2,400,000, by the issuance of 614,290 common stock. The 614,290 common stock was determined by dividing $2,400,000, the total Late Payments up to September 28, 2009, by 95% of the historical volume weighted average price (“VWAP”) of the common stock, as determined by using Bloomberg function VWAP, for the immediate preceding 30 days period. In accordance with the Amendment, the Investors waived any further Late Payments against the Company under the Registration Rights Agreement.

Note 15 — Minority interest

Minority interest consists of the interest of minority shareholders in the subsidiaries of the Company. As of December 31, 2008 minority interest amounted to $29,109,350 (December 31, 2007 - $Nil).

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

Note 16 — Accrued Expenses

	2008	2007
Accrued expenses	$855,270	$362,854
Accrued Interest	$2,684,572	1,540,597
Total	$3,539,842	$1,903,451

In accrued expense, there is a $293,148 (RMB 2 million) finder fee payable to an unrelated party that assisted the Company in the formation of Puhua.

Note 17 — Shareholders' Equity

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

In July 2007, the Board of Directors and the Compensation Committee approved the Restricted Stock Incentive Plan of 2007-2008 (the 2007 Plan). The Plan covers fiscal year 2007 and 2008 and if the restricted shares were not fully utilized, the Plan will continue to fiscal year 2009. The total number of shares of restricted stock that may be granted under the 2007 Plan is 1,000,000 shares.

The 2007 Plan was proposed by the Board of Directors in July 2007. The majority shareholders also approved the 2007 Plan in July 2007. However, the Board of Directors and the majority shareholders only approved the maximum aggregate number of shares that may be issued under the 2007 Plan. The detailed incentive plan for fiscal year 2007 which specified a performance goal of $16.3 million net profit without stock-based compensation, the calculation formula, the discretionary individual’s performance assessment scores in current year and the 750,000 restricted shares to be issued for 2007 performance were not reviewed by the Compensation Committee until June 6, 2008, and not approved by the Board of Directors until July 2, 2008. Therefore, the award was not authorized until July 2nd, 2008 which is considered as the date of grant.

In addition, all employees under the Plan were notified of the general framework of the 2007 Plan but were not aware of the detailed calculation formula and the performance goal for fiscal year 2007 until July 2, 2008. Therefore, July 2nd, 2008 is the grant date.

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

Note 18 — Statutory Reserves

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

Note 19 — Employee Welfare Plan

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

Note 20 — Earnings Per Share

Earnings per share for years ended December 31, 2008, 2007 and 2006 were determined by dividing net income for the years by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

	2008	2007	2006
Numerator
Income attributable to common shareholders - basic	$8,942,370	$16,686,115	$9,050,810
Effect of dilutive securities
Warrants	(536,480)	-	-
Income attributable to common shareholders - diluted	$8,405,890	$16,686,115	$9,050,810
Denominator
Weighted average shares outstanding - basic	30,516,411	26,871,388	20,277,615
Effect of dilutive securities
Warrants	10,792	-	-
Weighted average shares outstanding - diluted	30,527,203	26,871,388	20,277,615
Earnings per share
Basic earnings per share	$0.29	$0.62	$0.45
Diluted earnings per share	$0.28	$0.62	$0.45

Certain outstanding warrants have an anti-dilutive effect on the earnings per share and are therefore excluded from the determination of diluted earnings per share calculation.

Notes 21 — Other Income

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

Note 22 — Segmented Information

The Company has one operating segment, being the real-estate sales and development. All revenue is from customers in the PRC and all of the Company’s assets are located in the PRC.

Note 23 — Commitments and Contingencies

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

Note 24 — Subsequent event

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

(a)     Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective because of the significant deficiencies in our internal control over financial reporting as described below. The company has engaged Ernest & Young to help us comply with SOX 404.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008. Based on such evaluation, our management, including the CEO and CFO, has concluded that the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) as of December 31, 2008 were not effective, based on the criteria established in COSO's Internal Control — Integrated Framework because there were certain identified significant deficiencies as of December 31, 2008 as follows:

•	the Company does not have adequate qualified personnel to ensure the accounting records are in accordance with U.S. GAAP; and

•	the Company does not have formal and accurate documentation on review or approval procedures for the work performed by accounting staff.

These significant deficiencies resulted in misstatements related to the accrual of certain late payments pursuant to an agreement with the investors of our 5% Senior Secured Convertible Debt in our consolidated financial statements as of and for the year ended December 31, 2008 that are corrected in our restated consolidated financial statements as of and for the year ended December 31, 2008.

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

Starting February 2009, the Company has engaged Ernest & Young to help the Company perform SOX 404 evaluation and preparation work. Our management hopes that this course of action will further improve the company’s internal control over financial reporting by the end of 2009.

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

Name and		Base		Bonus (2)		Stock	Option	Non-Equity Incentive Plan	Nonqualified Deferred Compensation	All Other
Principal Position	Year	Salary ($) (1)		Cash ($)	Stock ($)	Awards ($) (3)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)

Pingji Lu (4)	2008		$3,868	30,066	N/A	N/A	N/A	0	0	0	33,934
Chairman of the	2007		$2,174	17,111	1,641,626	1,641,626	N/A	0	0	0	1,660,911
Board of Directors	2006		$1,769	15,015	N/A	N/A	N/A	0	0	0	16,784
	2005		$1,561	15,326	N/A	N/A	N/A	0	0	0	16,887

GenXi’ang Xiao	2008		$3,516	16,670	N/A	N/A	N/A	0	0	0	20,186
Vice President &	2007		$2,174	9,729	348,730	348,730	N/A	0	0	0	360,633
Managing Director	2006		$1,769	11,994	N/A	N/A	N/A	0	0	0	13,763
	2005		$1,561	12,286	N/A	N/A	N/A	0	0	0	13,847

Xiaohong Feng	2008		$3,516	21,928	N/A	N/A	N/A	0	0	0	25,444
Chief Executive Officer &	2007		$2,174	16,647	427,006	427,006	N/A	0	0	0	445,827
Managing Director	2006		$1,769	13,507	N/A	N/A	N/A	0	0	0	15,276
	2005		$1,561	13,809	N/A	N/A	N/A	0	0	0	15,370

Yulong Wan	2008	$	N/A	N/A	N/A	N/A	N/A	0	0	0	0
Former Chief Financial Officer	2007		$1,777	N/A	73,815	73,815	N/A	0	0	0	75,592
Notes: Working Period	2006		$1,385	5,853	N/A	N/A	N/A	0	0	0	7,238
(Jan to Apr, 2007)	2005		$1,190	6,093	N/A	N/A	N/A	0	0	0	7,283

Zhiyong Shi	2008		$3,516	12,756	N/A	N/A	N/A	0	0	0	16,272
Former Vice President, Chief Legal	2007		$725	757	N/A	N/A	N/A	0	0	0	1,482
Counsel, and Board Member	2006		$1,769	6,962	N/A	N/A	N/A	0	0	0	8,731
Notes: Working Period (Jan to Apr, 2007)	2005		$1,561	7,224	N/A	N/A	N/A	0	0	0	8,785

William Xin (5)	2008		$36,000	0	0	43,000	0	0	0	0	79,000
Chief Financial Officer	2007	$	N/A	N/A	N/A	N/A	N/A	0	0	0	0
	2006	$	N/A	N/A	N/A	N/A	N/A	0	0	0	0
	2005	$	N/A	N/A	N/A	N/A	N/A	0	0	0	0

Jing Lu	2008		$2,813	8,626	N/A	N/A	N/A	0	0	0	11,439
Chief Operating Officer &	2007		$6,957	6,957	312,082	312,082	N/A	0	0	0	325,996
Board Secretary	2006		$4,615	4,615	N/A	N/A	N/A	0	0	0	9,230
	2005	$	N/A	N/A	N/A	N/A	N/A	0	0	0	0

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

Name and		Salary			Option	Non-Equity Incentive Plan	Change in Pension Value and Nonqualified Deferred	All Other
Principal Position	Year	Cash ($)		Stock ($)	Awards ($)	Compensation ($)	Compensation Earnings ($)	Compensation ($)
Carolina Woo	2008		$20,000	9,675	0	0	0	0
Independent director	2007		$3,333	N/A	0	0	0	0
of the Board	2006	$	N/A	N/A	0	0	0	0

Edward Meng (1)	2008		$20,000	4,838	0	0	0	0
Independent director	2007		$3,333	N/A	0	0	0	0
of the Board	2006	$	N/A	N/A	0	0	0	0

Michael Marks	2008		$15,000	6,450	0	0	0	0
Independent director	2007		$2,500	N/A	0	0	0	0
of the Board	2006	$	N/A	N/A	0	0	0	0

Suiyin Gao	2008		$15,000	6,450	0	0	0	0
Independent director	2007		$2,500	N/A	0	0	0	0
of the Board	2006	$	N/A	N/A	0	0	0	0

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

(d)	ALL OTHER FEES

All other fees billed for the fiscal years ended December 31, 2008 and 2007 were $30,660 and $Nil.

Our audit committee consists of three independent directors.

ITEM 15. EXHIBITS AND REPORTS ON FORM 10-K.

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

3.1	Articles of Incorporation (incorporated by reference to the exhibits to Registrants Form SB-2 filed on October 27, 2004)

3.2	Registrant's By-Laws (incorporated by reference to the exhibits to Registrants Form SB-2 filed on October 27, 2004)

10.1	Securities Purchase Agreement (incorporated by reference to the exhibits to Registrant's Form 8-K filed on January 30, 2008).

10.2	Form of Convertible debt (incorporated by reference to the exhibits to Registrant's Form 8-K filed on January 30, 2008).

10.3	Form of Warrant (incorporated by reference to the exhibits to Registrant's Form 8-K filed on January 30, 2008).

10.4	Form of Pledge Agreement (incorporated by reference to the exhibits to Registrant's Form 8-K filed on January 30, 2008).

10.5	Form of Registration Rights Agreement (incorporated by reference to the exhibits to Registrant's Form 8-K filed on January 30, 2008).

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

21.1	List of subsidiaries. (incorporated by reference to the exhibits to the Registrant’s Form 10-K filed on March 25, 2009).

23.1	Consent of Moore Stephens Wurth Frazer and Torbet, LLP. (incorporated by reference to the exhibits to the Registrant's Form 10-K filed on March 25, 2009).

23.2	Consent of MSCM LLP.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.*

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

CHINA HOUSING AND LAND DEVELOPMENT, INC.

October 30, 2009	By:	/s/ Feng Xiaohong
Name: Feng Xiaohong Title: Chief Executive Officer

October 30, 2009	By:	/s/ Cangsang Huang
Name: Cangsang Huang Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Lu Pingji	Chairman of the Board	October 30, 2009
Lu Pingji

/s/ Feng Xiaohong	Chief Executive Officer & Managing Director	October 30, 2009
Feng Xiaohong

/s/ Xiao GenXi’ang	Vice President & Managing Director	October 30, 2009
Xiao GenXi’ang

/s/ Cangsang Huang	Chief Financial Officer	October 30, 2009
Cangsang Huang
October 30, 2009
/s/ Albert S. McLelland	Independent Director
Albert S. McLelland
October 30, 2009
/s/ Mr. Michael Marks	Independent Director
Michael Marks
October 30, 2009
/s/ Mr. Carolina Woo	Independent Director
Carolina Woo
October 30, 2009
/s/ Mr. Gao Suiyi	Independent Director
Gao Suiyi