Form 10-Q/A
period 2009-03-31
China Housing & Land Development, Inc.
filed 2009-10-30
CIK 1303330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1
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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q initially filed with the Securities and Exchange Commission (the “Commission”) on May 7, 2009 is being filed in response to the Commission’s comment letter dated August 18, 2009. In addition, this Amendment No. 1 to our Quarterly Report on Form 10-Q is being filed to correct certain financial data and disclosure including Management's Discussion and Analysis of Financial Condition and Results of Operations and to restore our concolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC.

PART I. FINANCIAL INFORMATION

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
As of March 31, 2009 and December 31, 2008
（Unaudited）

	March 31,	December 31,
	2009	2008
	(Restated - Note2)	(Restated - Note 2)
ASSETS
Cash	$10,598,200	$37,425,340
Cash - restricted	750,761	805,012
Accounts receivable, net of allowance for doubtful accounts of $1,276,211 and $1,278,156, respectively	4,001,440	813,122
Other receivables and prepaid expenses, net	1,108,985	446,497
Notes receivable, net	714,515	811,695
Real estate held for development or sale	108,706,852	60,650,011
Property and equipment, net	12,717,369	12,391,501
Assets held for sale	14,286,913	14,308,691
Advances to suppliers	476,098	704,275
Deposits for land use rights	28,566,252	47,333,287
Intangible assets, net	41,613,577	46,043,660
Goodwill	815,633	-
Deferred financing costs	583,636	622,118
Total assets	224,940,231	222,355,209

LIABILITIES
Accounts payable	$9,627,775	$10,525,158
Advances from customers	10,561,379	9,264,385
Accrued expenses	3,869,126	3,539,842
Accrued security registration expenses	1,213,483	613,483
Payables for acquisition of businesses	9,428,054	8,429,889
Income and other taxes payable	8,821,074	7,532,730
Other payables	4,208,434	5,183,251
Loans from employees	1,666,203	1,517,039
Loans payable	34,392,425	35,617,442
Deferred tax liability	11,493,395	11,510,915
Warrants liability	949,904	1,117,143
Fair value of embedded derivatives	636,360	760,398
Convertible debt	13,903,756	13,621,934
Total liabilities	110,771,368	109,233,609

SHAREHOLDERS' EQUITY
Common stock: $.001 par value, authorized 100,000,000 shares issued and outstanding 30,893,757 and 30,893,757, respectively	30,894	30,894
Additional paid-in capital	31,390,750	31,390,750
Statutory reserves	3,696,038	3,541,226
Retained earnings	39,594,298	38,651,579
Accumulated other comprehensive income	10,034,668	10,397,801
Total China Housing & Land Development, Inc. shareholders’ equity	85,106,648	84,012,250

Non-controlling interest	29,062,215	29,109,350
Total shareholders' equity	114,168,863	113,121,600

Total liabilities and shareholders' equity	$224,940,231	$222,355,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Other Comprehensive Income
For The Three Months Ended March 31, 2009 and 2008
（Unaudited）

	3 Months,	3 Months,
	March 31,	March 31,
	2009	2008
	(Restated - Note 2)
REVENUES
Sale of properties	$12,925,869	$4,182,149
Other income	918,814	564,488

Total revenues	13,844,683	4,746,637

COSTS AND EXPENSES
Cost of properties and land	9,498,215	2,367,112
Selling, general, and administrative expenses	1,408,824	1,148,601
Security registration expenses	600,000	-
Other expenses	39,796	15,910
Interest expense	338,078	439,673
Accretion expense on convertible debt	281,822	171,683
Change in fair value of embedded derivatives	(124,038)	284,511
Change in fair value of warrants	(167,239)	(9,489)

Total costs and expenses	11,875,458	4,418,001

Income before provision for income taxes	1,969,225	328,636

Provision for income taxes	713,641	280,951
NET INCOME	1,255,584	47,685

Net loss in subsidiaries attributable to noncontrolling interest	47,135	-

Net income attributable to China Housing & Land Development, Inc.	1,302,719	47,685

(Loss) gain on foreign exchange	(363,133)	3,047,864

COMPREHENSIVE INCOME	$939,586	$3,095,549

NET INCOME (LOSS) PER SHARE
Basic	$0.04	$0.00

Diluted	$0.04	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	30,893,757	30,142,565

Diluted	30,893,757	30,298,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
For The Three Months Ended March 31, 2009 and 2008
(Unaudited)

	March 31,	March 31,
	2009	2008
	(Restated - Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,255,584	$47,685
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	154,088	93,821
(Gain) loss on disposal of fixed assets and inventory	(16,945)	86
Amortization of deferred financing costs	38,482	28,458
Change in fair value of warrants	(167,239)	(9,489)
Change in fair value of embedded derivatives	(124,038)	284,511
Accretion expense on convertible debt	281,822	171,683
Non-cash proceeds from sale of properties	(15,835)	(2,851,908)
(Increase) decrease in assets:
Accounts receivable	(3,107,443)	(141,670)
Real estate held for development or sale	(36,452,495)	(670,715)
Advances to suppliers	227,051	(298,253)
Refund (deposit) for land use rights	11,372,462	(1,147,224)
Other receivables and prepaid expenses	643,186	(12,024)
Increase (decrease) in liabilities:
Accounts payable	(892,860)	(503,618)
Advances from customers	1,182,958	444,062
Accrued expenses	198,281	337,253
Other payables	(2,127,062)	239,699
Income and other taxes payable	1,148,392	459,799
Accrued security registration expenses	600,000	-
Net cash used in operating activities	(25,801,611)	(3,527,844)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	53,002	(188)
Purchase of property and equipment	(63,224)	(313,056)
Notes receivable collected	111,737	67,613
Cash acquired in business combination	519,309	-
Proceed from sale of property and equipment	193,098	14
Net cash provided by (used in) investing activities	813,922	(245,617)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of convertible debt	-	19,230,370
Loans payable	(1,170,292)	-
Payments on loans payable	-	-
Loans to or repayments from employees, net	151,407	(316,093)
Repayment of payables for acquisition of businesses	(753,416)	(2,961,307)
Proceeds from issuance of common stock and warrants	-	8,415
Net cash (used in) provided by financing activities	(1,772,301)	15,961,385

(DECREASE)/INCREASE IN CASH	(26,759,990)	12,187,924

Effects on foreign currency exchange	(67,150)	(35,750)

CASH, beginning of period	37,425,340	379,633

CASH, end of period	$10,598,200	$2,351,015

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders' Equity
As of March 31, 2009 and December 31, 2008
(Unaudited)

						Accumulated
			Additional			other
	Common Stock		paid-in	Statutory	Retained	comprehensive	Noncontrolling
	Shares	Par Value	capital	reserves	earnings	income	Interest	Totals
					(Restated - Note 2)			(Restated - Note 2)
BALANCE, December 31, 2008	30,893,757	$30,894	$31,390,750	$3,541,226	$38,651,579	$10,397,801	$29,109,350	$113,121,600
Net Income					1,302,719		(47,135)	1,255,584
Adjustment to statutory reserve				154,812				154,812
Foreign currency translation adjustment						(363,133)		(363,133)

BALANCE, March 31, 2009	30,893,757	$30,894	$31,390,750	$3,696,038	$39,954,298	$10,034,668	$29,062,215	$114,168,863

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

The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Xi'an Tsining Housing Development Company Inc. ("Tsining"), Xi'an New Land Development Co. ("New Land"), Xi'an Hao Tai Housing Development Company Inc. ("Hao Tai"), Manstate Assets Management Limited (“Manstate”), Xi’an Xinxing Property Management Co., Ltd. (“Xinxing Property”) (see Note 2), Puhua (Xi’an) Real Estate Development Co., Ltd (75% interest) (“Puhua”) and Success Hill Investments Limited (60% interest) (“Success Hill”) (collectively, the "Subsidiaries"). All inter-company accounts and transactions have been eliminated on consolidation. The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

New accounting policies related to acquisition

On January 1, 2009, the Company acquired Xinxing Property (See Note 3). Xinxing property provides property management services. The revenues of the property management services are recognized when the services are provided.

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

Note 2 — Restatement of Security Registration Expenses

Pursuant to the agreement with the investors of the 5% Senior Secured Convertible Debt (Note 13), the Company was required to pay the investors certain late registration payments (“Late Payments”) if the Company failed to file a Registration Statement within 60 days after the closing date of the 5% Senior Secured Convertible Debt. The Company commenced negotiations with the holders of the 5% Senior Secured Convertible Debt to waive the Late Payments in December 2008, as both parties believed that the registration statement would become effective within a short period of time. However, as the registration statement has not become effective as of September 2009, the investors of the 5% Senior Secured Convertible Debt have decided to claim the Late Payments. Because the Company failed to accrue the Late Payments, the Company has restated the 2008 year end, 2009 quarter one and 2009 quarter two consolidated financial statements to accrue the corresponding expenses.

The restatement had the following impact on the Company’s previously reported results of operations for the three months ended March 31, 2009:

Three Months
Ended
31-Mar
2009

Security registration expenses as previously reported	$-
Adjustment to accrue security registration expenses	600,000

Security registration expenses as restated	$600,000

Net income as previously reported	$1,855,584
Adjustment to accrue security registration expenses	(600,000)

Net income as restated	$1,255,584

Basic and diluted earnings per share
As previously reported	$0.06
As restated	$0.04

	March 31,	December 31,
	2009	2008

Accrued security registration expenses as previously reported	$-	$-
Adjustment to accrue security registration expenses	1,213,483	613,483

Accrued security registration expenses as restated	$1,213,483	$613,483

Retained earnings as previously reported		$39,265,062
Cumulative effect of the adjustment to accrue security registration expenses		(613,483)

Retained earnings as restated		$38,651,579

Prior to the restatement, the Company did not accrue the Late Payments. After the restatement, the Company has presented the Late Payments as security registration expenses.

Note 3 — Acquisition

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

Note 5 — Other Receivables and Prepaid Expenses

Other receivables and prepaid expenses of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

Other receivables	$1,323,875	$916,886
Allowance for bad debts	(328,416)	(473,058)
Prepaid expenses	113,526	2,669

Total	$1,108,985	$446,497

Note 6 – Real Estate Held for Development or Sale

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

Note 7 — Property and Equipment

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

Note 8 — Intangible Asset

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

Note 9 — Accrued Expenses

	March 31, 2009	December 31, 2008
Accrued expenses	$964,654	$855,270
Accrued interest	2,904,472	2,684,572
Total	$3,869,126	$3,539,842

Note 10 – Payables for Acquisition of Businesses

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

(ii)
On January 20, 2009, the Company completed the acquisition of Xinxing Property (See Note 3). The total purchase price for the acquisition was RMB 12 million, (approximately $1.76 million). The total purchase price included 1) an initial cash payment of RMB 2.0 million,(approximately $0.3 million), payable upon signing of the purchase agreement, 2) an additional cash payment of RMB 3.6 million (approximately $0.5 million), on March 30, 2009, 3) an additional cash payment of RMB 3.6 million (approximately $0.5 million), on June 30, 2009, and 4) a final cash payment of RMB 2.8 million (approximately $0.4 million), on September 30, 2009. If the Company does not make payments after 45 days of signing the agreement, a 1% penalty per month will be calculated based on the payable amount. If the payment is delayed for more than 3 months, the original shareholders of Xinxing Property have the right to cancel the deal. As of March 31, 2009, the remaining balance under the agreement amounted to $1,756,209.

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

On June 28, 2008, the Company signed a strategic partnership Memorandum of Understanding (“MOU”) with China Construction Bank Xi’an Branch that established a RMB 1 billion (approximately US$147 million) credit line for real estate development by the Company and its subsidiaries. Under the MOU, the company and its subsidiaries are required to set up a basic deposit account with China Construction Bank, to maintain a current ratio of not less than 90% and to maintain liabilities to assets ratio of not greater than 65%. On August 28, 2008, the Company entered a loan agreement with China Construction Bank Xi’an Branch to draw down the first RMB 150 million loan, which will mature on August 27, 2011. $21,986,075 (RMB 150 million) was received by the Company on December 31, 2008. As of March 31, 2009, our current ratio was approximately 178.4%, and our liabilities to assets ratio was approximately 49.2%. The Company will be able to draw down approximately another $101 million before we reach the maximum liabilities to assets ratio of 65%. If we are unable to meet all above covenants, we may not be able to draw down new loans from China Construction Bank and this will cause the delay of our projects under construction.

Note 12 – Fair Value of Financial Instruments

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

Note 13 - Convertible Debt

On January 28, 2008, the Company issued Senior Secured Convertible Debt due in 2013 (the "Convertible Debt") and warrants to subscribe for common shares for an aggregate purchase price of US$20 million. The Convertible Debt bears interest at 5% per annum (computed based on the actual days elapsed in a period of 360 days) of the RMB notional principle amount, payable quarterly in arrears in U.S. Dollars on the first business day of each calendar quarter and on the maturity date. In addition, 1,437,467 five-year warrants were granted with a strike price of $6.07 per common share, which are callable if certain stock price thresholds are met. Approximately 215,620 warrants are also available as a management incentive if certain milestones are met. If the aggregate principal amount of the Convertible Debt is reduced to US$10 million or less as a result of repayment by the Company pursuant to the Convertible Debt as a result of any optional conversion by the Investors or mandatory conversion by the Company of the Convertible Debt, then each Investor agrees to surrender to the Company warrants for an aggregate number of shares of common stock equal to such Investors’ pro rata share of 107,810 shares. If the aggregate principal amount of the Convertible Debt is reduced to $Nil as a result of repayment by the Company pursuant to the Convertible Debt as a result of any optional conversion by the Investors or mandatory conversion by the Company of the Convertible Debt, then each Investor agrees to surrender to the Company warrants in addition to the 107,810 warrants surrendered pursuant to the $10 million reduction noted above for an aggregate number of shares of common stock equal to such Investor’s pro rata share of 107,810 shares. The Company may hold in treasury and reissue to the officers and directors of the Company any warrants surrendered by the Investors. As of October 28, 2009, the Company did not repay any principle of Convertible Debt and the Investors did not deliver any optional conversion request to the Company.

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

Both the warrants and the embedded derivative associated with Convertible Debt meet the definition of a derivative instrument according to FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Because the warrant and the convertible debt are denominated in U.S. dollars but the company’s functional currency is the Chinese Renminbi, the exemption from derivative instrument accounting provided by FASB No. 133, paragraph 11(a)(1) is not available and therefore the warrant and embedded conversion option are recorded as derivative instrument liabilities and periodically marked-to-market. The fair value of the warrants and the embedded derivative on inception were determined to be $3,419,653 and $3,927,375, respectively, using the Cox-Rubinstein-Ross Binomial Lattice Model (the “CRR Model”) with the following assumption: expected life 4.32 years, expected volatility - 75%, risk free interest rate - 2.46% and dividend rate - 0%. The fair value of the warrants and embedded derivative at March 31, 2009 were determined to be $553,941 (December 31, 2008 - $658,682) and $636,360 (December 31, 2008 – 760,398) respectively, using the Cox-Rubinstein-Ross Binomial Lattice Model with the following assumption: expected life 3.83 - 3.91 years, expected volatility 90%, risk free interest rate 1.37-1.39% and dividend rate - 0%. For three months ended March 31, 2009 and 2008, the Company recorded a change in fair value for warrants and embedded derivative of $(104,740) (2008 - $243,756) and $(124,038) (2008 - $248,511) respectively in the condensed consolidated statements of income and comprehensive income.

After allocating the gross proceeds to the fair value of the warrants and the embedded derivative instrument, the remaining proceeds were allocated as the initial carrying value of the Convertible Debt. The initial carrying value of the Convertible Debt is accreted to its stated amount on maturity using the effective interest method. The effective interest rate was determined to be 15.42%. The carrying value of Convertible Debt at March 31, 2009 was $13,903,756 (December 31, 2008 - $13,621,934). Related interest expense and accretion expense for the three months ended March 31, 2009 were $263,363 (2008 - $177,777) and $281,822 (2008 - $171,683) respectively.

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

The Company commenced negotiations with the Investors in December 2008 for a waiver for the Late Payments, as the Company and the Investors believed that the registration would become effective within a short period of time. However, as the registration has not become effective as of September 2009, the Company has accrued for the Late Payments (see Note 2). On September 28, 2009, the Company reached a First Amendment (the “Amendment”) with the Investors to settle the Late Payments, in the amount of $2,400,000, by the issuance of 614,290 common stock. The 614,290 common stock was determined by dividing $2,400,000, the total Late Payments up to September 28, 2009, by 95% of the historical volume weighted average price (“VWAP”) of the common stock , as determined by using Bloomberg function VWAP, for the immediate preceding 30 days period. In accordance with the Amendment, the Investors waived any further Late Payments against the Company under the Registration Rights Agreement.

Note 14 — Noncontrolling Interest

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

Note 15 — Shareholders' Equity

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

Note 16 — Statutory Reserves

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

Note 17 — Earnings Per Share

Earnings per share for three months ended March 31, 2009 and 2008 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

	March 31, 2009	March 31, 2008
Numerator
Income attributable to common shareholders - basic	$1,302,719	$47,685
Effect of dilutive securities
Warrants	0	(253,245)
Income attributable to common shareholders - diluted	$1,302,719	$(205,560)
Denominator
Weighted average shares outstanding - basic	30,893,757	30,142,565
Effect of dilutive securities
Warrants	0	155,525
Shares to be issued to directors	28,504	0
Weighted average shares outstanding - diluted	30,922,261	30,298,090
Net Income / (Loss) per share
Basic	$0.04	$0.00
Diluted	$0.04	$(0.01)

The outstanding warrants have an anti-dilutive effect on the earnings per share and are therefore excluded from the determination of diluted earnings per share calculation.

Note 18 — Commitments and Contingencies

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

Restatement of Financial Statements

On October 21, 2009, we determined that the Company will restate its financial statements for the quarter ended March 31, 2009 as reported on Form 10-Q filed May 7, 2009. Pursuant to a registration rights agreement entered into in connection with the Company’s issuance of its 5.0% Senior Secured Convertible Debt, the Company is required to pay the investors of the debt certain late registration payments (“Late Payments”) if the Company failed to file a registration statement within 60 days after the closing date of the transaction or if such registration statement failed to become effective by 90 calendar days, or 120 days if the registration statement is subject to a full review by the U.S. Securities and Exchange Commission. The Company commenced negotiations with the investors of the 5.0% Senior Secured Convertible Debt to waive the Late Payments in December 2008. The investors of the 5.0% Senior Secured Convertible Debt have thereafter decided to claim the Late Payments. Because the Company failed to accrue the Late Payments, the Company has decided to restate its financial statements for the quarter ended March31, 2009 as reported on Form 10-Q to accrue the corresponding expenses. Prior to the restatement, the Company did not accrue the Late Payments. After the restatement, the Company will present the Late Payments as security registration expense.

Warrants and derivative liability

As of March 31, 2009, the Company has approximately $0.9 million of warrants liability and $0.6 million of fair value of embedded derivatives on the balance sheet, which is approximately 0.86% and 0.57% of the total liabilities, respectively.

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

The following table summarizes the fair value of warrant liability and embedded derivative as at various periods.

	2008		2009
	3rd Quarter	4th Quarter	1st Quarter

Warrants Liability	$2.2	$1.1	$0.9
Fair value of embedded derivatives	$1.4	$0.8	$0.6

Real estate held for development or sale, intangible asset and deposits on land use rights

As of October 27, 2009, our market capitalization is approximately $115 million.

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

When real estate costs are determined to be impaired, they are written down to their estimated net realizable value. The Company evaluates the carrying value for impairment based on the undiscounted future cash flows of the assets. Write-downs of real estate costs deemed impaired would be recorded as adjustments to the cost basis. There has been no impairment on the real estate inventories and no impairment loss has been recorded for the three months ended March 31, 2009 and 2008.

The following summarizes the components of real estate inventories as at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

Finished projects	$9,199,897	$10,181,827
Construction in progress	99,506,955	50,468,184

Total real estate held for development or sale	$108,706,852	$60,650,011

According to the agreement with Baqiao District Government, at the beginning of each year, the Company will prepare the annual work plan and have it approved by Baqiao District Government. The annual work plan will include the detailed projects that will be started during that year and the Baqiao District Government is responsible for the land clearance. Due to the delay of land clearance progress, certain scheduled projects have been postponed. The Baqiao District Government acknowledged the delay and informed us of their intention to extend the agreement. Currently, we still have 348 acres land undeveloped and $41.6 million in intangible assets. If the Baqiao District Government does not extend the agreement, we will write off the intangible assets from our balance sheet, which will affect our income statement in 2011.

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

As of March 31, 2009 and December 31, 2008, intangible asset consists of the following:

	March 31, 2009	December 31, 2008
Intangible acquired	$47,262,297	$47,334,342
Accumulated amortization	(5,648,720)	(1,290,682)

Intangible assets, net	$41,613,577	$46,043,660

The Company evaluates its intangible assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Based on the estimated future cash flows, the Company records a write-down for impairments, if appropriate. For the three months ended March 31, 2009 and 2008, the Company has recorded $0 of impairment on the intangible asset.

The Company amortized the intangible asset based on the percentage of the profit margin realized over the total expected profit margin to be realized from 487 acre land in the Baqiao project. During fiscal 2007, the Company sold 18.5 acre land and the related profit margin realized on that sale represents 2.4% of total estimated profit margin on the whole 487 acre project, therefore the Company amortized $1,157,758 (2.4% ) of total intangible asset during fiscal 2007. This method is intended to match the pattern of amortization with the income-generating capacity of the intangible asset. For the year ended December 31, 2008, the Company has recorded $0 (2007 -$1,157,758) of amortization on the intangible asset. Amortization expense for the three months ended March 31, 2009 and 2008 amounted to $4,360,003 and $0 respectively. The amortization expense was capitalized in the real estate construction in progress.

Management re-evaluated the expected profit margin from the 487 acre land as at March 31, 2009 and recalculated the intangible amortization related to the 2008 land sales based on the new estimate. As a result, management found the difference resulted from change of estimate was not material. Therefore there was no adjustment made in the three months ended March 31, 2009 due to the change of accounting estimate of total profit margin in 487 acres land.

Deposits on land use rights

	March 31, 2009	December 31, 2008

Deposits on land use rights	28,566,252	47,333,287

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

.Revenues by project:	2009 Q1	2008 Q1
US$
Project Under Construction
Tsining JunJing II Phase one contract sales	12,011,390	-
Revenue	$10,305,262	$-
Total gross floor area (GFA) available for sale	136,012	-
GFA sold during the period	19,289	-
Remaining GFA available for sale	59,717	-
Percentage of completion	70.49%	-
Percentage GFA sold during the period	14.18%	-
Percentage GFA sold to date	56.09%	-
Average sales price per GFA	623	-

Projects Completed
Tsining JunJing I	$1,580,565	$4,347,648
Total gross floor area (GFA) available for sale	167,931	167,931
GFA sold during the period	638	5,332
Remaining GFA available for sale	8,867	11,142
Percentage of completion	100%	100%
Percentage GFA sold during the period	0.38%	3.18%
Percentage GFA sold to date	94.72%	93.36%
Average sales price per GFA	2,477	815

Tsining-24G	$862,593	$-286,622
Total gross floor area (GFA) available for sale	43,563	43,563
GFA sold during the period	749	- 175
Remaining GFA available for sale	5,310	5,854
Percentage of completion	100%	100%
Percentage GFA sold during the period	1.72%	-0.40%
Percentage GFA sold to date	87.81%	86.56%
Average sales price per GFA	1,151	1,634

Tsining Gangwan	$158,724	$23,336
Total gross floor area (GFA) available for sale	41,803	41,803
GFA sold during the period	222	38
Remaining GFA available for sale	1,162	1,447
Percentage of completion	100%	100%
Percentage GFA sold during the period	0.53%	0.09%
Percentage GFA sold to date	97.22%	96.54%
Average sales price per GFA	716	622

Tsining Hanyuan	$-	$-
Total gross floor area (GFA) available for sale	32,229	32,229
GFA sold during the period	-	-
Remaining GFA available for sale	-	-
Percentage of completion	100%	100%
Percentage GFA sold during the period	0%	0%
Percentage GFA sold to date	100%	100%
Average sales price per GFA	N/A	N/A

Tsining Home In	$18,727	$53,220
Total gross floor area (GFA) available for sale	30,072	30,072
GFA sold during the period	48	148
Remaining GFA available for sale	2,803	3,048
Percentage of completion	100%	100%
Percentage GFA sold during the period	0.16%	0.49%
Percentage GFA sold to date	90.68%	89.87%
Average sales price per GFA	389	361

Tsining Mingyuan	$-	$44,567
Total gross floor area (GFA) available for sale	53,055	53,055
GFA sold during the period	-	78
Remaining GFA available for sale	-	-
Percentage of completion	100%	100%
Percentage GFA sold during the period	0%	0.15%
Percentage GFA sold to date	100%	100%
Average sales price per GFA	N/A	570

Lidu Mingyuan	$-	$-
Total gross floor area (GFA) available for sale	8,284	8,284
GFA sold during the period	-	-
Remaining GFA available for sale	-	-
Percentage of completion	100%	100%
Percentage GFA sold during the period	0%	0%
Percentage GFA sold to date	100%	100%
Average sales price per GFA	N/A	N/A

Infrastructure Project
Baqiao infrastructure construction	$-	$-

Project In Process
Baqiao	$-	$-

Revenues from the sales of properties	$12,925,869	$4,182,149

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

Please note that the method of percentage of completion has being utilized to recognize revenue from Jan. 1, 2008. Therefore, only revenue recognition of Tsining JunJing II is under this method. The percentages of completion of the construction for each building as at March 31, 2009 are shown below:

Tsining JunJing II Phase one Building	Percentage of Completion
#1	71.34%
#2	77.85%
#3	77.59%
#4	71.88%
#5	95.10%
#7	88.93%
#8	69.92%
#9	71.72%
#14	72.45%
#15	74.41%
#21	65.52%

The above are all the buildings under pre-sale in JunJing II Phase One.

Phase Two of JunJing II consists of 12 middle-rise and high-rise buildings and will begin contributing revenue from second quarter of 2009. The total revenues from Phase Two are expected to be about $94.1 million.

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

Security registration expenses

Pursuant to the agreement with the investors of the 5% Senior Secured Convertible Debt (Note 13), the Company was required to pay the investors certain late registration payments (“Late Payments”) if the company failed to file a Registration Statement within 60 days after the closing date of the 5% Senior Secured Convertible Debt. The Company commenced negotiations with the investors of the 5% Senior Secured Convertible Debt to waive the Late Payments in December 2008, as both parties believed that the registration statement would become effective within a short period of time. However, as the registration statement has not become effective as of September 2009, the investors of the 5% Senior Secured Convertible Debt have decided to claim the Late Payments. The Company has decided to present the Late Payments as security registration expenses.

The security registration expenses were $600,000 for the three months ended March 31, 2009, compared to $0 in the same period of 2008.

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

Net income

Net income in the three months ended March 31, 2009 increased 2,533 percent to $1,255,584 from $47,685 in the same period of 2008.

As explained above, the increase in net income was due primarily to the improvement of market sentiment, higher sales revenues from our current construction project, and a higher average sales price for the units sold, partly offset by the higher selling, general, and administrative expenses and the change in the fair value of warrants and the embedded derivative in the first quarter of 2009.

Basic and diluted earnings per share

Basic earnings per share was $0.04 in the three months ended March 31, 2009, compared to $0.00 in the same period of 2008. Diluted earnings per share was $0.04 in the three months ended March 31, 2009, compared to $(0.01) in the same period of 2008.

Common shares used to calculate basic and diluted EPS

The weighted average shares outstanding used to calculate the basic earnings per share was 30,893,757 shares in the three months ended March 31, 2009 and 30,142,565 shares in the same period of 2008. The weighted average shares outstanding used to calculate the diluted earnings per share was 30,897,575 shares in the three months ended March 31, 2009 and 30,298,090 shares in the same period of 2008.

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

Total debt outstanding as of March 31, 2009 was $59,390,438 compared with $59,186,304 on December 31, 2008.

Net debt outstanding (total debt less cash) as of March 31, 2009 was $48,041,477 compared with $20,955,952 on December 31, 2008. The company's net debt as a percent of total capital (net debt plus shareholders' equity) was 29.6 percent on March 31, 2009 and 15.6 percent on December 31, 2008. The increase in net debt as a percent of total capital was primarily due to the payment of land use right in the first quarter of 2009, which decreased our cash to $10.6 million at March 31, 2009 from $37.4 million on December 31, 2008.

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

The following table summarizes the amounts and types of the company's obligations and provides the estimated period of maturity for the financial obligations by class as of March 31, 2009:

Obligations Due by Period	1 year	1-3 years	3-5 years
(Millions of dollars)

Current liabilities:
Accounts payable	$9.63
Income and other taxes payable		$8.82
Other payables		$4.21
Advances (deposits) from customers		$10.56
Accrued expenses	$3.87
Accrued security registration expenses	$1.21

Long-term liabilities:
Warranties liabilities			$0.95
Deferred tax		$11.47
Fair value of embedded derivatives			$0.64
Convertible debt			$13.90

Long-term debt:
Loans payable	$7.76	$26.63
Payable for acquisition of businesses	$9.43
Loans from employees		$1.67

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to the following market risks, including but not limit to:

General Real Estate Risk — There is a risk that the Company's property values could go down due to general economic conditions, a weak market for real estate generally, or changing supply and demand. The Company's property held for sale value of approximately $14.3 million as of March 31, 2009, may change due to market fluctuations. Currently, it is valued at our cost which is significantly below the market value.

Risk Relating to Property Sales — The Company may not be able to sell a property at a particular time for its  full value, particularly in a poor market.

Foreign Currency Exchange Rate Risk — The Company does all its business in the People’s Republic of China. All the revenue and profit is denominated in RMB. When RMB depreciates, it may adversely affect the Company's financial performance. Specifically, since the Company's recent $20 million senior convertible note interest payment is denominated in US dollars, the depreciation of RMB may incur additional financing cost.

Item 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the
Securities Exchange Act of 1934 (the Exchange Act)). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective due to the identified significant deficiencies in our internal control over financial reporting described in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008. The Company has engaged Ernest & Young to aid in the compliance with SOX 404.

(c) Changes in Internal Control over Financial Reporting.

During the quarter ended March 31, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

China Housing & Land Development, Inc.

October 30, 2009	By:	/s/	Xiaohong Feng
Xiaohong Feng
Chief Executive Officer
(Principal Executive Officer)

October 30, 2009	By:	/s/	Cangsang Huang
Cangsang Huang
Chief Financial Officer
(Principal Financial and Accounting Officer)