Form 10-Q/A
period 2009-06-30
China Housing & Land Development, Inc.
filed 2009-10-30
CIK 1303330

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q initially filed with the Securities and Exchange Commission (the “Commission”) on August 12, 2009 is being filed in response to the Commission’s comment letter dated August 18, 2009. In addition, this Amendment No. 1 to our Quarterly Report on Form 10-Q is being filed to correct certain financial data and disclosure including Management's Discussion and Analysis of Financial Condition and Results of Operations and to restate our consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Interim Condensed Consolidated Balance Sheets
As of June 30, 2009 and December 31, 2008
(unaudited)

	June 30,	December 31,
	2009	2008
	Restated – Note 2)	(Restated – Note 2)
ASSETS
Cash	$10,133,600	$37,425,340
Cash - restricted	751,173	805,012
Accounts receivable, net of allowance for doubtful
accounts of $1,001,487 and $1,278,156, respectively	3,860,834	813,122
Other receivables and prepaid expenses, net	800,396	446,497
Notes receivable, net	684,959	811,695
Prepaid other taxes	2,286,955	545,979
Real estate held for development or sale	106,219,713	60,650,011
Property and equipment, net	12,975,105	12,391,501
Asset held for sale	14,292,560	14,308,691
Advance to suppliers	689,565	704,275
Deposits on land use rights	26,586,901	47,333,287
Intangible assets, net	41,630,027	46,043,660
Goodwill	815,955	-
Deferred financing costs	544,726	622,118
Total assets	222,272,469	222,901,188

LIABILITIES
Accounts payable	$13,729,345	$10,525,158
Advances from customers	10,305,087	9,264,385
Accrued expenses	4,461,524	3,539,842
Accrued security registration expenses	1,820,225	613,483
Payable to acquisition of businesses	7,649,891	8,429,889
Income taxes payable	10,203,902	8,078,709
Other payables	3,145,809	5,183,251
Loans from employees	2,185,880	1,517,039
Loans payable	24,450,236	35,617,442
Deferred tax liability	11,497,938	11,510,915
Warrants liability	7,983,626	1,117,143
Fair value of embedded derivatives	6,472,976	760,398
Convertible Debt	14,199,920	13,621,934
Total liabilities	118,106,359	109,779,588

SHAREHOLDERS' EQUITY
Common stock: $.001 par value, authorized 100,000,000 shares
issued and outstanding 30,948,340 and 30,893,757, respectively	30,948	30,894
Additional paid in capital	31,658,301	31,390,750
Common stock subscribed from warrants conversion	320,815	-
Statutory reserves	3,696,038	3,541,226
Retained earnings	29,457,311	38,651,579
Accumulated other comprehensive income	10,086,381	10,397,801
Total China Housing & Land Development, Inc. shareholders’ equity	75,249,794	84,012,250
Noncontrolling interest	28,916,316	29,109,350
Total shareholders' equity	104,166,110	113,121,600

Total liabilities and shareholders' equity	$222,272,469	$222,901,188

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Interim Condensed Consolidated Statements of Income and Other Comprehensive Income
For The Three and Six Months Ended June 30, 2009 and 2008
(Unaudited)

	3 Months	3 Months	6 Months	6 Months
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(Restated - Note 2)		(Restated - Note 2)
REVENUES
Sale of properties	$21,180,940	$13,055,230	$34,106,809	$17,579,175
Other income	1,420,979	189,260	2,339,793	411,952

Total revenues	22,601,919	13,244,490	36,446,602	17,991,127

COSTS AND EXPENSES
Cost of properties and land	15,394,470	11,252,721	24,892,685	13,619,833
Selling, general, and administrative expenses	1,942,946	1,418,750	3,351,770	2,567,351
Security registration expenses	606,742	-	1,206,742	-
Other expenses	150,327	103,344	190,123	119,254
Interest expense	446,899	658,443	784,977	1,098,116
Accretion expense on Convertible Debt	296,164	253,558	577,986	425,241
Change in fair value of embedded derivatives	5,836,616	(738,999)	5,712,578	(454,488)
Change in fair value of warrants	7,222,727	(946,563)	7,055,488	(956,052)

Total costs and expenses	31,896,891	12,001,254	43,772,349	16,419,255

Income (loss) before provision for income taxes	(9,294,972)	1,243,236	(7,325,747)	1,571,872

Provision for income taxes	1,347,914	107,357	2,061,555	388,308
NET (LOSS) INCOME	(10,642,886)	1,135,879	(9,387,302)	1,183,564

Less: net loss attributable to noncontrolling interest	(145,899)	-	(193,034)	-

Net (loss) income attributable to China Housing & Land Development, Inc.	(10,496,987)	1,135,879	(9,194,268)	1,183,564

OTHER COMPREHENSIVE INCOME (LOSS)
Gain (loss) in foreign exchange	51,713	1,735,766	(311,420)	5,264,252

COMPREHENSIVE (LOSS) INCOME	$(10,445,274)	$2,871,645	$(9,505,688)	$6,447,816

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	30,932,745	30,143,757	30,913,359	30,143,161

Diluted	30,938,070	30,311,201	30,916,036	30,304,679

NET (LOSS) INCOME PER SHARE
Basic	$(0.34)	$0.04	$(0.30)	$0.04

Diluted	$(0.34)	$0.03	$(0.30)	$0.02

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARIES

Interim Condensed Consolidated Statements of Cash Flows
For The Six Months Ended June 30, 2009 and 2008
(Unaudited)

	June 30,	June 30,
	2009	2008
	(Restated - Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(9,387,302)	$1,183,564
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Bad debt recovery	(275,265)	-
Depreciation	315,026	183,657
Exchange loss	-	103,344
(Gain) loss on disposal of fixed assets and inventory	(16,200)	14,844
Amortization of deferred financing costs	77,391	67,367
Change in fair value of warrants	7,055,488	(956,052)
Change in fair value of embedded derivatives	5,712,578	(454,488)
Accretion expense on Convertible Debt	577,986	425,241
Non-cash proceeds from sale of properties	(23,804)	(2,923,177)
(Increase) decrease in assets:
Accounts receivable	(2,689,972)	(1,871,161)
Prepaid other taxes	(1,790,793)	-
Real estate held for development or sale	(33,922,050)	(14,440,226)
Advances to suppliers	13,738	375,487
Refund (deposit) on land use rights	13,363,368	(1,594,144)
Other receivables prepaid expenses	952,254	233,934
Increase (decrease) in liabilities:
Accounts payable	3,205,445	5,654,551
Advances from customers	922,457	3,869,507
Accrued expense	790,270	902,519
Other payable	(3,191,392)	694,784
Other taxes payable	-	49,274
Income taxes payable	2,031,450	504,122
Accrued security registration expenses	1,206,742	-
Net cash used in operating activities	(15,072,585)	(7,977,053)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	52,887	(2,437,759)
Purchase of buildings, equipment and automobiles	(478,557)	(123,516)
Notes receivable collected	149,549	71,614
Cash acquired in business combinations	519,309	-
Proceed from sale of property and equipment	194,006	858,755
Net cash provided by (used in) investing activities	437,194	(1,630,906)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of Convertible Debt	-	19,230,370
Investment and advances from minority shareholder	267,605	14,168,119
Payments on loans payable	(11,127,389)	-
Loans from or repayment to employees, net	670,493	(659,605)
Repayment of payables for acquisition of businesses	(2,533,242)	(3,476,856)
Proceeds from exercise of warrants	320,815	8,415
Net cash provided by (used in) financing activities	(12,401,718)	29,270,443

(DECREASE)/INCREASE IN CASH	(27,037,109)	19,662,484

Effects on foreign currency exchange	(254,631)	752,116

CASH, beginning of period	37,425,340	2,351,015

CASH, end of period	$10,133,600	$22,765,615

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders' Equity
As of June 30, 2009 and December 31, 2008
(Unaudited)

	Common Stock						Accumulated
	Shares	Par Value	Common Stock subscribed	Additional paid in capital	Statutory reserves	Retained earnings	other comprehensive income	Noncontrolling interest	Totals
						(Restated - Note 2)			(Restated - Note 2)
BALANCE, December 31, 2008	30,893,757	$30,894	$-	31,390,750	$3,541,226	$38,651,579	$10,397,801	$29,109,350	$113,121,600
Net Income	-	-	-	-	-	1,302,719	-	-47,135	1,255,584
Adjustment to statutory reserves	-	-	-	-	154,812	-	-	-	154,812
Foreign currency translation adjustment	-	-	-	-	-	-	-363,133	-	-363,133
BALANCE, March 31, 2009	30,893,757	30,894	-	31,390,750	3,696,038	39,954,298	10,034,668	29,062,215	114,768,863
Stock-based compensation	54,583	54	-	78,546	-	-	-	-	78,600
Fair value of warrants exercised	-	-	-	189,005	-	-	-	-	189,005
Common stock subscribed from warrants conversion	-	-	320,815	-	-	-	-	-	320,815
Net Income	-	-	-	-	-	-10,496,987	-	-145,899	-10,642,886
Foreign currency translation adjustment	-	-	-	-	-	-	51,713	-	51,713
BALANCE, June 30, 2009	30,948,340	$30,948	$320,815	31,658,301	$3,696,038	$29,457,311	$10,086,381	$28,916,316	$104,166,110

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards for the accounting for and the disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. We adopted this pronouncement effective June 30, 2009, and the adoption of this new standard did not have a material effect on our consolidated financial position, results of operations or cash flows. We have evaluated subsequent events through October 28, 2009 the date the condensed consolidated financial statements were available to be issued. The only subsequent event identified is the settlement of security registration expense with 614,290 common stocks on September 28, 2009 (see Note 13).

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

The restatement had the following impact on the Company’s previously reported results of operations for the three months and six months ended June 30, 2009:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2009	2009

Security registration expenses as previously reported	$-	$-
Adjustment to accrue security registration expenses	606,742	1,206,742

Security registration expenses as restated	$606,742	$1,206,742

Net loss as previously reported	$(10,036,144)	$(8,180,560)
Adjustment to accrue security registration expenses	(606,742)	(1,206,742)

Net loss as restated	$(11,242,886)	$(9,387,302)

Basic and diluted loss per share
As previously reported	$(0.32)	$(0.26)
As restated	$(0.34)	$(0.30)

	June 30,	December 31,
	2009	2008

Accrued security registration expenses as previously reported	$-	$-
Adjustment to accrue security registration expenses	1,820,224	613,483

Accrued security registration expenses as restated	$1,820,224	$613,483

Retained earnings as previously reported		$39,265,062
Cumulative effect of the adjustment to accrue security registration expenses		(613,483)

Retained earnings as restated		$38,651,579

Prior to the restatement, the Company did not accrue the Late Payments. After the restatement, the Company has presented the Late Payments as security registration expenses.

Note 3 – Acquisition

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

Note 4 – Supplemental Disclosure of Cash Flow Information

Income taxes paid for both the three and six months ended June 30, 2009 amounted to $42,135 (2008 - $225,963). Interest paid for the three months ended June 30, 2009 and 2008 amounted to $917,073 and $448,334, respectively. Interest paid for the six months ended June 30, 2009 and 2008 amounted to $2,008,308 and $825,479, respectively.

Note 5 – Other Receivables and Prepaid Expenses

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

Note 7 – Property and Equipment

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

Note 8 – Intangible Assets

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

Note 9 – Accrued Expenses

	June 30, 2009	December 31, 2008
Accrued expenses	$1,500,266	$855,270
Accrued Interest	2,961,258	2,684,572
Total	$4,461,524	$3,539,842

Note 10 – Payable to Acquisition of Businesses

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

(ii)
On January 20, 2009, the Company completed the acquisition of Xinxing Property (See Note 3). The total purchase price for the acquisition was RMB 12 million, (approximately $1.76 million). The total purchase price included 1) an initial cash payment of RMB 2.0 million,(approximately $0.3 million), payable upon signing of the purchase agreement, 2) an additional cash payment of RMB 3.6 million (approximately $0.5 million), on March 30, 2009, 3) an additional cash payment of RMB 3.6 million (approximately $0.5 million), on June 30, 2009, and 4) a final cash payment of RMB 2.8 million (approximately $0.4 million), on September 30, 2009. If the Company does not make payments after 45 days of signing the agreement, a 1% penalty per month will be calculated based on the payable amount. If the payment is delayed for more than 3 months, the original shareholders of Xinxing Property have the right to cancel the deal. As of June 30, 2009, the remaining balance under the agreement amounted to $937,015.

Note 11 – Loans Payable

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

On June 28, 2008, the Company signed a strategic partnership Memorandum of Understanding (“MOU”) with China Construction Bank Xi’an Branch that established a RMB 1 billion (approximately US$147 million) credit line for real estate development by the Company and its subsidiaries. Under the MOU, the company and its subsidiaries are required to set up a basic deposit account with China Construction Bank, to maintain a current ratio of not less than 90% and to maintain liabilities to assets ratio of not greater than 65%. On August 28, 2008, the Company entered a loan agreement with China Construction Bank Xi’an Branch to draw down the first RMB 150 million loan, which will mature on August 27, 2011. $21,986,075 (RMB 150 million) was received by the Company on December 31, 2008. As of June 30, 2009, our current ratio was approximately 179.3%, and our liabilities to assets ratio was approximately 53.1%. The Company will be able to draw down approximately another $75 million before we reach the maximum liabilities to assets ratio of 65%. If we are unable to meet all above covenants, we may not be able to draw down new loans from China Construction Bank and this will cause the delay of our projects under construction.

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

Note 13 – Convertible Debt

On January 28, 2008, the Company issued Senior Secured Convertible Debt due in 2013 (the "Convertible Debt") and warrants to subscribe for common shares for an aggregate purchase price of US$20 million. The Convertible Debt bears interest at 5% per annum (computed based on the actual days elapsed in a period of 360 days) of the RMB notional principle amount, payable quarterly in arrears in U.S. Dollars on the first business day of each calendar quarter and on the maturity date. In addition, 1,437,467 five-year warrants were granted with a strike price of $6.07 per common share, which are callable if certain stock price thresholds are met. Approximately 215,620 warrants are also available as a management incentive if certain milestones are met. If the aggregate principal amount of the Convertible Debt is reduced to US$10 million or less as a result of repayment by the Company pursuant to the Convertible Debt as a result of any optional conversion by the Investors or mandatory conversion by the Company of the Convertible Debt, then each Investor agrees to surrender to the Company warrants for an aggregate number of shares of common stock equal to such Investors’ pro rata share of 107,810 shares. If the aggregate principal amount of the Convertible Debt is reduced to $0 as a result of repayment by the Company pursuant to the Convertible Debt as a result of any optional conversion by the Investors or mandatory conversion by the Company of the Convertible Debt, then each Investor agrees to surrender to the Company warrants in addition to the 107,810 warrants surrendered pursuant to the $10 million reduction noted above for an aggregate number of shares of common stock equal to such Investor’s pro rata share of 107,810 shares. The Company may hold in treasury and reissue to the officers and directors of the Company any warrants surrendered by the Investors. As of October 28, 2009, the Company did not repay any principle of Convertible Debt and the Investors did not deliver any optional conversion request to the Company.

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

Both the warrants and the embedded derivative associated with Convertible Debt meet the definition of a derivative instrument according to FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Because the warrant and the convertible debt are denominated in U.S. dollars but the company’s functional currency is the Chinese Renminbi, the exemption from derivative instrument accounting provided by FASB No. 133, paragraph 11(a)(1) is not available and therefore the warrant and embedded conversion option are recorded as derivative instrument liabilities and periodically marked-to-market. The fair value of the warrants and the embedded derivative on inception were determined to be $3,419,653 and $3,927,375, respectively, using the Cox-Rubinstein-Ross Binomial Lattice Model (the “CRR Model”) with the following assumption: expected life 4.32 years, expected volatility - 75%, risk free interest rate - 2.46% and dividend rate - 0%. The fair value of the warrants and embedded derivative at June 30, 2009 were determined to be of $5,698,403 (December 31, 2008 - $658,682) and $6,472,976 (December 31, 2008 – $760,398), respectively, using the CRR Model with the following assumption: expected life 3.58 - 3.66 years, expected volatility -105%, risk free interest rate - 1.90-1.94% and dividend rate - 0%. For the three months ended June 30, 2009 and 2008, the Company recorded a change in fair value for warrants and embedded derivatives of $5,144,461 (2008 - $(652,744)) and $5,836,616 (2008 - $(738,999)), respectively, in the condensed consolidated statements of income and comprehensive income. For the six months ended June 30, 2009 and 2008, the Company recorded a change in fair value for warrants and embedded derivatives of $5,039,721 (2008 - $(408,988)) and $5,712,578 (2008 - $(454,488)), respectively, in the condensed consolidated statements of income and comprehensive income.

After allocating the gross proceeds to the fair value of the warrants and the embedded derivative instrument, the remaining proceeds were allocated as the initial carrying value of the Convertible Debt. The initial carrying value of the Convertible Debt is accreted to its stated amount on maturity using the effective interest method. The effective interest rate was determined to be 15.42%. The carrying value of Convertible Debt at June 30, 2009 was $14,199,920 (December 31, 2008 - $13,621,934). Related interest expense and accretion expense for the three months ended June 30, 2009 were $266,311 (2008 - $257,826) and $296,164 (2008 - $253,558), respectively. Related interest expense and accretion expense for the six months ended June 30, 2009 were $529,674 (2008 - $435,603) and $577,986 (2008 - $425,241), respectively.

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

The Company commenced negotiations with the Investors in December 2008 for a waiver for the Late Payments, as the Company and the Investors believed that the registration would become effective within a short period of time. However, as the registration has not become effective as of September 2009, the Company has accrued for the Late Payments (see Note 2). On September 28, 2009, the Company reached a First Amendment (the “Amendment”) with the Investors to settle the Late Payments, in the amount of $2,400,000, by the issuance of 614,290 common stock. The 614,290 common stock was determined by dividing $2,400,000, the total Late Payments up to September 28, 2009, by 95% of the historical volume weighted average price (“VWAP”) of the common stock , as determined by using Bloomberg function VWAP, for the immediate preceding 30 days period. In accordance with the Amendment, the Investors will waived any further Late Payments against the Company under the Registration Rights Agreement.

Note 14 – Noncontrolling Interest

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

Note 15 – Shareholders' Equity

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

Note 16 – Provision for Income Taxes

As the change in fair value of embedded derivatives and change in fair value of warrants is not tax deductable, the Company incurred a provision for taxes in the three months and six months ended June 30, 2009 despite a net loss before taxes.

Note 17 – Net (Loss) Income per Share

Earnings per share for the six months ended June 30, 2009 and 2008 were determined by dividing the net (loss) income for the years by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

	3 Months	3 Months	6 Months	6 Months
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Numerator
(Loss)Income attributable to common shareholders - basic	$(10,496,987)	$1,135,879	$(9,194,268)	$1,183,564
Effect of dilutive securities:
Warrants		(288,510)		(547,064)
Income attributable to common shareholders - diluted	$(10,496,987)	$847,369	$(9,194,268)	$636,500

Denominator
Weighted average shares outstanding - basic	30,932,745	30,143,757	30,913,359	30,143,161
Effect of dilutive securities:
Warrants	5,325	167,444	2,677	161,518
Weighted average shares outstanding - diluted	30,938,070	30,311,201	30,916,036	30,304,679

Earnings per share
Basic	$(0.34)	$0.04	$(0.30)	$0.04
Diluted	$(0.34)	$0.03	$(0.30)	$0.02

All of the outstanding warrants and Convertible Debt have an anti-dilutive effect on the earnings per share and are therefore excluded from the determination of diluted earnings per share calculation.

Note 18 – Commitments and Contingencies

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

Restatement of Financial Statements

On October 21, 2009, we determined that the Company will restate its financial statements for the quarter ended June 30, 2009 as reported on Form 10-Q filed August 12, 2009. Pursuant to a registration rights agreement entered into in connection with the Company’s issuance of its 5.0% Senior Secured Convertible Debt, the Company is required to pay the investors of the debt certain late registration payments (“Late Payments”) if the Company failed to file a registration statement within 60 days after the closing date of the transaction or if such registration statement failed to become effective by 90 calendar days, or 120 days if the registration statement is subject to a full review by the U.S. Securities and Exchange Commission. The Company commenced negotiations with the investors of the 5.0% Senior Secured Convertible Debt to waive the Late Payments in December 2008. The investors of the 5.0% Senior Secured Convertible Debt have thereafter decided to claim the Late Payments. Because the Company failed to accrue the Late Payments, the Company has decided to restate its financial statements for the quarter ended June 30, 2009 as reported on Form 10-Q to accrue the corresponding expenses. Prior to the restatement, the Company did not accrue the Late Payments. After the restatement, the Company will present the Late Payments as security registration expense.

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

According to the agreement with Baqiao District Government, at the beginning of each year, the Company will prepare the annual work plan and have it approved by Baqiao District Government. The annual work plan will include the detailed projects that will be started during that year and the Baqiao District Government is responsible for the land clearance. Due to the delay of land clearance progress, somecertain scheduled projects have been postponed. The Baqiao District Government acknowledged the delay and informed us of their intention to extend the agreement. Currently, we still have 348 acres land undeveloped, and $41.6 million in intangible assets. If we are not able to achieve the extension of the agreement withthe Baqiao District Government does not extend the agreement, we will have to write off the intangible assets from our balance sheet, which will affect our income statement in 2011.

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

The return of units is a special case for the company as the customer is one of our major vendors and has expressed the intention to purchase units from our other projects in the future. The returned units were sold during 2007 at the relatively higher price, and since then the average price in our projects has been steadily increased. We believe, the return and re-purchase of units will best benefit the company.

However, the return of sold units is a rare case as customers do not have the ability to return units unless it is due to non-delivery or major defect. We agreed on this particular return of units as we want to foster our relationship with our long time vendor and also we believe benefit this will benefit both parties. Other than this particular case, we do not see other units have return risk.

During the fiscal years 2006 and 2007, we recognized the revenue in accordance to the criteria for full accrual method: (1) the parties are bound by the terms of a contract, (2) all consideration has been exchanged, (3) any permanent financing of which the seller is responsible has been arranged, (4) all conditions precedent to closing have been performed, (5) the seller does not have substantial continuing involvement with the property, and (6) the usual risks and rewards of ownership have been transferred to the buyer.

Once the purchase agreement is signed by both parties, customers do not have the ability to return units unless it is due to non-delivery or major defect. And once the purchase price was settled, we do not have substantial continuing involvement with the property. Therefore, the usual risks and rewards of ownership have been transferred to the buyer.

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

Revenues by project:	2009 Q2	2008 Q2
US$
Project Under Construction
Tsining JunJing II Phase Two contract sales	1,924,972
Revenue	$960,096
Total gross floor area (GFA) available for sale	112,556
GFA sold during the period	2,456
Remaining GFA available for sale	110,100
Percentage of completion	38.09%
Percentage GFA sold during the period	2%
Percentage GFA sold to date	2%
Average sales price per GFA	784

Tsining JunJing II Phase one contract sales	18,081,735	22,783,873
Revenue	$20,020,967	$12,073,781
Total gross floor area (GFA) available for sale	136,012	136,012
GFA sold during the period	28,367	41,168
Remaining GFA available for sale	31,350	94,844
Percentage of completion	80.93%	47.97%
Percentage GFA sold during the period	20.86%	30.27%
Percentage GFA sold to date	76.95%	30.27%
Average sales price per GFA	637	553

Projects Completed
Tsining JunJing I	$-1,018,606	$309,154
Total gross floor area (GFA) available for sale	167,931	167,931
GFA sold during the period	-789	407
Remaining GFA available for sale	9,656	10,736
Percentage of completion	100%	100%
Percentage GFA sold during the period	-0.47%	0.24%
Percentage GFA sold to date	94.25%	93.61%
Average sales price per GFA	1,291	760

Tsining-24G	$1,018,023	$183,351
Total gross floor area (GFA) available for sale	43,563	43,563
GFA sold during the period	1,538	-100
Remaining GFA available for sale	3,773	5,954
Percentage of completion	100%	100%
Percentage GFA sold during the period	3.53%	-0.23%
Percentage GFA sold to date	91.34%	86.33%
Average sales price per GFA	662	**

Tsining Gangwan	$38,877	$-
Total gross floor area (GFA) available for sale	41,803	41,803
GFA sold during the period	217	-
Remaining GFA available for sale	945	1,447
Percentage of completion	100%	100%
Percentage GFA sold during the period	0.52%	0.00%
Percentage GFA sold to date	97.74%	96.54%
Average sales price per GFA	179	-

Tsining Hanyuan	$-	$-
Total gross floor area (GFA) available for sale	32,229	32,229
GFA sold during the period	-	-
Remaining GFA available for sale	-	-
Percentage of completion	100%	100%
Percentage GFA sold during the period	0%	0%
Percentage GFA sold to date	100%	100%
Average sales price per GFA	N/A	N/A

Tsining Home In	$161,583	$-
Total gross floor area (GFA) available for sale	30,072	30,072
GFA sold during the period	394	-
Remaining GFA available for sale	2,409	3,048
Percentage of completion	100%	100%
Percentage GFA sold during the period	1.31%	0.00%
Percentage GFA sold to date	91.99%	89.87%
Average sales price per GFA	410	-

Tsining Mingyuan	$-	$-
Total gross floor area (GFA) available for sale	53,055	53,055
GFA sold during the period	-	-
Remaining GFA available for sale	-	-
Percentage of completion	100%	100%
Percentage GFA sold during the period	0%	0%
Percentage GFA sold to date	100%	100%
Average sales price per GFA	N/A	N/A

Lidu Mingyuan	$-	$-
Total gross floor area (GFA) available for sale	8,284	8,284
GFA sold during the period	-	-
Remaining GFA available for sale	-	-
Percentage of completion	100%	100%
Percentage GFA sold during the period	0%	0%
Percentage GFA sold to date	100%	100%
Average sales price per GFA	N/A	N/A

Additional Projects		$128,941

Infrastructure Project
Baqiao infrastructure construction	$-	$360,003

Project In Process
Baqiao	$-	$-

Revenues from the sales of properties	$21,180,940	$13,055,230

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

Please note that the method of percentage of completion has being utilized to recognize revenue from Jan. 1, 2008. Therefore, only revenue recognition of Tsining JunJing II is under this method. The percentages of completion of the construction for each building as at June 30, 2009 are shown below:

Tsining JunJing II Phase one Buildings	Percentage of Completion
1#	81.37%
2#	88.87%
3#	89.11%
4#	82.32%
5#	97.66%
6#	79.34%
7#	94.87%
8#	88.16%
9#	80.65%
14#	92.25%
15#	84.19%
20#	85.60%
21#	73.54%
26#	90.78%
27#	50.07%
28#	75.71%

Tsining JunJing II Phase two Buildings	Percentage of Completion
10#	37.76%
11#	36.35%
12#	36.18%
13#	49.88%
16#	37.71%
17#	38.25%
18#	37.12%
19#	60.52%
22#	37.90%
23#	35.97%
24#	36.34%
25#	35.13%

The above are all the buildings under pre-sale in JunJing II Phase One and Phase Two.

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

The security registration expenses were $606,742 for the three months ended June 30, 2009, compared with $0 in the same period of 2008 and $600,000 in the three month ended March 31, 2009.

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

Net income

Net income in the three months ended June 30, 2009 decreased 1037 percent to $(10,642,886) from $1,135,879 in the same period of 2008.

The decrease in net income was due primarily to the changes in fair value of embedded derivatives and warrants. Together, these two items represented expenses of approximately $13.0 million for the three months ended June 30, 2009.

Basic and diluted earnings per share

Basic earnings per share was $(0.34) in the three months ended June 30, 2009, compared to $0.04 in the same period of 2008. Diluted earnings per share was $(0.34) in the three months ended June 30, 2009, compared to $0.03 in the same period of 2008. The decrease is mainly due to the non-cash expenses related to our Convertible Debt and warrants. These two items together represented approximately $13.0 million. Without these two non-cash expenses, basic earnings per share and diluted earnings per share would be $0.10 and $0.10, respectively, in the three months ended June, 2009.

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

Revenues by project:	6 months ended June 30, 2009	6 months ended June 30, 2008
US$
Project Under Construction
Tsining JunJing II Phase Two contract sales	$1,924,972
Revenue	$960,096
Total gross floor area (GFA) available for sale	112,556
GFA sold during the period	2,456
Remaining GFA available for sale	110,100
Percentage of completion	38.09%
Percentage GFA sold during the period	2%
Percentage GFA sold to date	2%
Average sales price per GFA	784

Tsining JunJing II Phase one contract sales	$30,093,124	$22,783,873
Revenue	$30,326,229	$12,073,781
Total gross floor area (GFA) available for sale	136,012	136,012
GFA sold during the period	47,656	41,168
Remaining GFA available for sale	31,350	94,844
Percentage of completion	80.93%	47.97%
Percentage GFA sold during the period	35.04%	30.27%
Percentage GFA sold to date	76.95%	30.27%
Average sales price per GFA	631	553

Projects Completed
Tsining JunJing I	$561,959	$4,529,727
Total gross floor area (GFA) available for sale	167,931	167,931
GFA sold during the period	-151	5,739
Remaining GFA available for sale	9,656	10,736
Percentage of completion	100%	100%
Percentage GFA sold during the period	-0.09%	3.42%
Percentage GFA sold to date	94.25%	93.61%
Average sales price per GFA	**	789

Tsining-24G	$1,880,616	$37,420
Total gross floor area (GFA) available for sale	43,563	43,563
GFA sold during the period	2,287	-275
Remaining GFA available for sale	3,773	5,954
Percentage of completion	100%	100%
Percentage GFA sold during the period	5.25%	-0.63%
Percentage GFA sold to date	91.34%	86.33%
Average sales price per GFA	822	**

Tsining Gangwan	$197,600	$23,336
Total gross floor area (GFA) available for sale	41,803	41,803
GFA sold during the period	439	38
Remaining GFA available for sale	945	1,447
Percentage of completion	100%	100%
Percentage GFA sold during the period	1.05%	0.09%
Percentage GFA sold to date	97.74%	96.54%
Average sales price per GFA	450	622

Tsining Hanyuan	$-	$-
Total gross floor area (GFA) available for sale	32,229	32,229
GFA sold during the period	-	-
Remaining GFA available for sale	-	-
Percentage of completion	100%	100%
Percentage GFA sold during the period	0%	0%
Percentage GFA sold to date	100%	100%
Average sales price per GFA	N/A	N/A

Tsining Home In	$180,309	$53,220
Total gross floor area (GFA) available for sale	30,072	30,072
GFA sold during the period	442	148
Remaining GFA available for sale	2,409	3,048
Percentage of completion	100%	100%
Percentage GFA sold during the period	1.47%	0.49%
Percentage GFA sold to date	91.99%	89.87%
Average sales price per GFA	408	361

Tsining Mingyuan	$-	$44,567
Total gross floor area (GFA) available for sale	53,055	53,055
GFA sold during the period	-	78
Remaining GFA available for sale	-	-
Percentage of completion	100%	100%
Percentage GFA sold during the period	0%	0.15%
Percentage GFA sold to date		100%
Average sales price per GFA	N/A	570

Lidu Mingyuan	$-	$-
Total gross floor area (GFA) available for sale	8,284	8,284
GFA sold during the period	-	-
Remaining GFA available for sale	-	-
Percentage of completion	100%	100%
Percentage GFA sold during the period	0%	0%
Percentage GFA sold to date	100%	100%
Average sales price per GFA	N/A	N/A

Additional Projects		$128,941

Infrastructure Project
Baqiao infrastructure construction	$-	$688,184

Project In Process
Baqiao	$-	$-

Revenues from the sales of properties	$34,106,809	$17,579,175

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

The security registration expenses were $1,206,472 for the six months ended June 30, 2009, compared with $0 in the same period of 2008.

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

Net income

Net income in the six months ended June 30, 2009 decreased 893.1 percent to $(9,387,302) from $1,183,564 in the same period of 2008.

The decrease in net income was due primarily to the change in fair value of embedded derivatives and warrants and partly caused by the higher selling, general, and administrative expenses in the second quarter of 2009.

Basic and diluted earnings per share

Basic earnings per share was $(0.30) in the six months ended June 30, 2009, compared to $0.04 in the same period of 2008. Diluted earnings per share was $(0.30) in the six months ended June 30, 2009, compared to $0.02 in the same period of 2008. The decrease is mainly due to the non-cash expenses related to our Convertible Debt and warrants. These two items together represented approximately $12.8 million. Without these two non-cash expenses, basic earnings per share and diluted earnings per share would be $0.15 and $0.15, respectively, in the six months ended June, 2009.

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

Cash flow discussion

The decrease in cash for the six months ended June 30, 2009 was $(27,037,109) compared with $19,662,484 increase in cash during the same period of 2008.

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

Total debt outstanding as of June 30, 2009 was $48,485,927 compared with $59,186,304 on December 31, 2008.

Net debt outstanding (total debt less cash) as of June 30, 2009 was $37,601,154 compared with $20,955,952 on December 31, 2008. The company's net debt as a percent of total capital (net debt plus shareholders' equity) was 26.5 percent on June 30, 2009 and 15.6 percent on December 31, 2008. The increase in net debt as a percent of total capital was primarily due to the payment for land use rights in 2009, which decreased our cash to $10.1 million at June 30, 2009 from $37.4 million on December 31, 2008.

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

The following table summarizes the amounts and types of the company's obligations and provides the estimated period of maturity for the financial obligations by class as of June 30, 2009:

Obligations Due by Period	1 year	1-3 years	3-5 years
(Millions of dollars)

Current liabilities:
Accounts payable	$13.73
Income taxes payable		$10.20
Other payables		$3.15
Advances (deposits) from customers		$10.31
Accrued expenses	$4.46
Accrued security registration expenses	$1.82

Long-term liabilities:
Warranties liabilities			$7.98
Deferred tax		$11.50
Fair value of embedded derivatives			$6.47
Convertible Debt			$14.20

Long-term debt:
Loans payable	$3.6	$20.8
Payable for acquisition of businesses	$7.65
Loans from employees		$2.19

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