Form 10-Q
period 2009-09-30
China Housing & Land Development, Inc.
filed 2009-11-12
CIK 1303330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of Common Stock outstanding on November 10, 2009 was 31,884,969 shares.

CHINA HOUSING & LAND DEVELOPMENT, INC.
Index

.		Page Number

PART I	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Interim Condensed Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	3
	Interim Condensed Consolidated Statements of Income and Other Comprehensive Income for the three and nine months ended September 30, 2009 and 2008 (unaudited)	4
	Interim Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 (unaudited)	5
	Condensed Consolidated Statements of Shareholders’ Equity	6
	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4T.	Controls and Procedures	45

PART II.	OTHER INFORMATION	45

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Upon Senior Securities	45

Item 4.	Submission of Matters to a Vote of Security Holders	45

Item 5.	Other Information	46

Item 6.	Exhibits	46

SIGNATURES		47

EX-31.1	(Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-31.2	(Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-32.1	(Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

EX-32.2	(Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Interim Condensed Consolidated Balance Sheets
As of September 30, 2009 and December 31, 2008
(unaudited)
	September 30,	December 31,
	2009	2008

ASSETS
Cash	$19,089,130	$37,425,340
Cash - restricted	694,334	805,012
Accounts receivable, net of allowance for doubtful accounts of $1,002,074 and $1,278,156, respectively	5,877,162	813,122
Other receivables and prepaid expenses, net	1,518,719	446,497
Notes receivable, net	274,399	811,695
Prepaid other taxes	1,300,432	545,979
Real estate held for development or sale	108,220,307	60,650,011
Property and equipment, net	12,868,210	12,391,501
Asset held for sale	14,300,936	14,308,691
Advance to suppliers	863,478	704,275
Deposits on land use rights	28,432,993	47,333,287
Intangible assets, net	41,654,421	46,043,660
Goodwill	816,433	-
Deferred selling costs	344,354	-
Deferred financing costs	506,245	622,118
Total assets	236,761,553	222,901,188

LIABILITIES
Accounts payable	$18,638,322	$10,525,158
Advances from customers	9,252,447	9,264,385
Accrued expenses	4,838,168	3,539,842
Accrued security registration expenses	-	613,483
Payable to acquisition of businesses	6,342,865	8,429,889
Income taxes payable	6,554,658	8,078,709
Other payables	4,398,464	5,183,251
Loans from employees	2,195,218	1,517,039
Loans payable	29,591,867	35,617,442
Deferred tax liability	11,504,676	11,510,915
Warrants liability	4,721,294	1,117,143
Fair value of embedded derivatives	3,777,670	760,398
Convertible debt	14,511,239	13,621,934
Total liabilities	116,326,888	109,779,588

SHAREHOLDERS' EQUITY
Common stock: $.001 par value, authorized 100,000,000 shares	31,270	30,894
issued and outstanding 31,270,679 and 30,893,757 shares at September 30, 2009 and December 31, 2008, respectively
Additional paid in capital	33,062,320	31,390,750
Common stock subscribed	2,487,777	-
Statutory reserves	3,696,038	3,541,226
Retained earnings	42,171,440	38,651,579
Accumulated other comprehensive income	10,155,625	10,397,801
Total China Housing & Land Development, Inc. shareholders’ equity	91,604,470	84,012,250

Non-controlling interest	28,830,195	29,109,350

Total shareholders' equity	120,434,665	113,121,600

Total liabilities and shareholders' equity	$236,761,553	$222,901,188

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Interim Condensed Consolidated Statements of Income and Other Comprehensive Income
For The Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	3 Months	3 Months	9 Months	9 Months
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
REVENUES
Sale of properties	$22,728,282	$7,475,692	$56,835,091	$25,054,867
Other income	1,065,363	70,070	3,405,156	482,022

Total revenues	23,793,645	7,545,762	60,240,247	25,536,889

COSTS AND EXPENSES
Cost of properties and land	16,374,170	6,071,599	41,266,855	19,691,432
Selling, general, and administrative expenses	2,501,688	1,594,514	5,853,458	4,161,865
Stock based compensation	87,777	3,000,000	87,777	3,000,000
Security registration expenses	579,775	-	1,786,517	-
Other expenses	284,044	60,848	474,167	76,758
Interest expense	417,809	638,228	1,202,786	1,736,344
Accretion expense on convertible debt	311,319	266,541	889,305	691,782
Change in fair value of embedded derivatives	(2,695,306)	(2,101,825)	3,017,272	(2,556,313)
Change in fair value of warrants	(3,042,752)	(2,939,563)	4,012,736	(3,895,615)
Foreign exchange loss	-	(103,344)	-	-

Total costs and expenses	14,818,524	6,486,998	58,590,873	22,906,253

Income before provision for income taxes	8,975,121	1,058,764	1,649,374	2,630,636

Recovery of income taxes	(3,652,886)	(388,308)	(1,591,331)	-
NET INCOME	12,628,007	1,447,072	3,240,705	2,630,636

Less: net loss attributable to non-controlling interest	(86,121)	-	(279,155)	-

Net income attributable to China Housing & Land Development, Inc.	12,714,128	1,447,072	3,519,860	2,630,636

OTHER COMPREHENSIVE INCOME (LOSS)
Gain (loss) in foreign exchange	69,244	911,996	(242,176)	6,176,248

COMPREHENSIVE INCOME	$12,783,372	$2,359,068	$3,277,684	$8,806,884

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	31,134,137	30,877,453	30,987,760	30,389,712

Diluted	32,972,253	30,882,483	30,996,953	30,436,461

NET INCOME PER SHARE
Basic	$0.41	$0.05	$0.11	$0.09

Diluted	$0.24	$0.04	$0.11	$0.07

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARIES

Interim Condensed Consolidated Statements of Cash Flows
For The Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	September 30,	September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,240,705	$2,630,636
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Bad debt expense	80,713	-
Depreciation	471,788	233,915
Exchange gain	-	(103,344)
Loss on disposal of fixed assets and inventory	50,501	15,088
Amortization of stock issued for investor relations fees	-	107,987
Stock-based compensation	87,777	3,000,000
Security registration expenses settled with common stock to be issued	1,786,517	-
Change in fair value of warrants	4,012,736	(3,895,615)
Change in fair value of embedded derivatives	3,017,272	(2,556,313)
Accretion expense on convertible debt	889,305	691,782
Non-cash proceeds from sale of properties	(31,673)	(2,904,172)
(Increase) decrease in assets:
Accounts receivable	(4,702,750)	(1,444,437)
Prepaid other taxes	(803,561)	-
Real estate held for development or sale	(35,859,057)	(16,437,686)
Advances to suppliers	(159,660)	486,434
Refund (deposit) on land use rights	11,534,025	(4,386,535)
Other receivable and deferred charges	234,834	24,339
Deferred selling costs	(344,134)	-
Deferred financing costs	155,873	162,269
Increase (decrease) in liabilities:
Accounts payable	8,103,243	2,852,863
Advances from customers	(135,544)	5,981,215
Accrued expenses	1,165,695	740,465
Other payables	(1,941,379)	40,646
Income taxes payable	(1,621,435)	(123,908)
Net cash used in operating activities	(10,808,209)	(14,884,371)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	110,130	(755,376)
Purchase of buildings, equipment and automobiles	(587,595)	(868,817)
Notes receivable collected	212,140	139,327
Cash acquired in business combinations	519,309	-
Proceeds from sale of property and equipment	194,006	867,806
Net cash provided by (used in) investing activities	447,990	(617,060)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of convertible debt	-	19,230,370
Loans from bank	12,444,063	32,213,727
Repayments of loans payable	(18,447,426)	(20,044,097))
Loans from or repayment to employees, net	678,545	(990,087)
Repayment of payables for acquisition of businesses	(3,841,072)	(3,656,905)
Proceeds from exercise of warrants	1,184,662	-
Proceeds from issuance of common stock and warrants	-	8,415
Net cash (used in) provided by financing activities	(7,981,228)	26,761,423

(DECREASE)/INCREASE IN CASH	(18,341,447)	11,259,992

Effects on foreign currency exchange	5,237	773,037

CASH, beginning of period	37,425,340	2,351,015

CASH, end of period	$19,089,130	$14,384,044

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders' Equity
As of September 30, 2009 and December 31, 2008
(Unaudited)

	Common Stock
	Shares	Par Value	Common Stock subscribed	Additional paid in capital	Statutory reserves	Retained earnings	Accumulated other comprehensive income	Non-controlling interest	Totals

BALANCE, December 31, 2008	30,893,757	$30,894	$-	31,390,750	$3,541,226	$38,651,579	$10,397,801	$29,109,350	$113,121,600
Net Income	-	-	-	-	-	1,302,719	-	(47,135)	1,255,584
Adjustment to statutory reserves	-	-	-	-	154,812	-	-	-	154,812
Foreign currency translation adjustment	-	-	-	-	-	-	(363,133)	-	(363,133)
BALANCE, March 31, 2009	30,893,757	30,894	-	31,390,750	3,696,038	39,954,298	10,034,668	29,062,215	114,168,863
Stock-based compensation	54,583	54	-	78,546	-	-	-	-	78,600
Fair value of warrants exercised	-	-	-	189,005	-	-	-	-	189,005
Common stock subscribed from warrants conversion	-	-	320,815	-	-	-	-	-	320,815
Net Income	-	-	-	-	-	(10,496,987)	-	(145,899)	(10,642,886)
Foreign currency translation adjustment	-	-	-	-	-	-	51,713	-	51,713
BALANCE, June 30, 2009	30,948,340	$30,948	$320,815	31,658,301	$3,696,038	$29,457,311	$10,086,381	$28,916,316	$104,166,110
Common Stock issued from warrants conversion	96,923	97	(320,815)	320,718	-	-	-	-	-
Fair value of warrants exercised	-	-	-	120,938	-	-	-	-	120,938
Warrants exercised	191,966	192	-	863,655	-	-	-	-	863,847
Fair value of cashless warrants exercised	-	-	-	98,742	-	-	-	-	98,742
Cashless warrants exercised	33,450	33	-	(33)	-	-	-	-	-
Common stock subscribed from liability settlement	-	-	2,400,000	-	-	-	-	-	2,400,000
Net Income	-	-	-	-	-	12,714,128	-	(86,121)	12,628,007
Stock based compensation	-	-	87,777	-	-	-	-	-	87,777
Foreign currency translation adjustment	-	-	-		-	-	69,244	-	69,244
BALANCE, September 30, 2009	31,270,679	31,270	2,487,777	33,062,320	3,696,038	42,171,440	10,155,625	28,830,195	120,434,665

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

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair statement of the Company's consolidated financial position as at September 30, 2009 and results of operations and cash flows for the periods ended September 30, 2009 and 2008. These adjustments consist of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

Accounting Principles Recently Adopted

In July 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification” (“SFAS 168”), as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is non-authoritative. Therefore, beginning with the 10Q filing for September 30, 2009, all references made by the Company to GAAP in the consolidated financial statements will be the new codification numbering system.  The Codification does not change or alter existing GAAP and therefore, does not have any impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued new accounting guidance “Business Combinations” which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquirer and the goodwill acquired. It also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. The adoption on January 1, 2009 of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued new accounting guidance, “Non-controlling Interests in Consolidated Financial Statements”. This guidance establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. It also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The adoption on January 1, 2009 of this standard resulted in changes to our presentation for non-controlling interests and did not have a material impact on the Company’s results of operations and financial condition.

In March 2008, the FASB issued new accounting guidance, “Disclosures about Derivative Instruments and Hedging Activities”. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements. The adoption on January 1, 2009 of this standard did not have a material impact on the Company’s condensed consolidated financial position or results of operations and the required disclosures have been included in Notes 12 and 14.

In April 2008, the FASB issued new accounting guidance, “Determination of the Useful Life of Intangible Assets.” This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under the previous guidance for Goodwill and Other Intangible Assets and the period of expected cash flows used to measure the fair value of the asset when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for some entity-specific factors. The adoption on January 1, 2009 of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2008, the FASB issued new accounting guidance, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. This guidance requires the issuer of certain Convertible Debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-Convertible Debt borrowing rate. Such separate accounting also requires accretion of the resulting discount on the liability component of the debt to result in interest expense equal to an issuer`s non-Convertible Debt borrowing rate. In addition, the guidance provides for certain changes related to the measurement and accounting related to derecognition, modification or exchange. The adoption on January 1, 2009 of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In September 2008, the FASB issued new accounting guidance “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. It addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing income per share under the two-class method. This guidance establishes that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption on January 1, 2009 of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued new accounting guidance “Recognition and Presentation of Other-Than-Temporary Impairments”, which provides operational guidance for determining other-than-temporary impairments (“OTTI”) for debt securities. It’s effective for interim and annual periods ending after June 15, 2009. The adoption on April 1, 2009 of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued new accounting guidance, “Interim Disclosure about Fair Value of Financial Instruments”. It requires interim disclosures regarding the fair values of financial instruments that are within the scope of “Disclosures about the Fair Value of Financial Instruments.” Additionally, it require disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. It does not change the accounting treatment for these financial instruments. The adoption on April 1, 2009 of these standards did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued new accounting guidance, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” It provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. It also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, It requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. Since the volume and level of activity for the asset or liability of the Company have not decreased and there are no identifying transactions that are not orderly, the adoption on April 1, 2009 of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2009, the FASB issued new accounting guidance, “Subsequent Events,” which establishes general standards for the accounting for and the disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. We adopted this pronouncement effective June 30, 2009, and the adoption of this new standard did not have a material effect on our consolidated financial position, results of operations or cash flows.

Foreign exchange rates used

	September 30, 2009	December 31, 2008	September 30, 2008
Period end RMB/U.S. Dollar exchange rate	6.8262	6.8225	6.7899
Average RMB/U.S. Dollar exchange rate	6.8306	6.9483	6.8375

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

The total purchase price included (1) an initial cash payment of RMB 2.0 million (approximately $0.3 million) payable upon signing of the purchase agreement, (2) a cash payment of RMB 3.6 million (approximately $0.5 million) payable on March 30, 2009, (3) an additional cash payment of RMB 3.6 million (approximately $0.5 million) payable on June 30, 2009 and (4) a final cash payment of RMB 2.8 million (approximately $0.4 million) payable on September 30, 2009. If the Company does not make payments after 45 days of signing the agreement, a 1% penalty per month will be calculated based on the payable amount. If the payment is delayed for more than 3 months, the original shareholders of Xinxing Property have the right to cancel the transaction. As of September 30, 2009, the remaining balance under the agreement amounted to $410,184 (see note 9).

The acquisition was accounted for using the purchase method. The purchase price was allocated to the identifiable assets and liabilities assumed based on their estimated fair values.

Purchase Price	$1,758,886
Value assigned to assets and liabilities:
Assets:
Cash	519,309
Accounts receivable	81,769
Other Receivable/Prepaid expenses and other assets	1,313,754
Property and equipment, net	612,796
Liabilities:
Accounts payable	11,907
Advance from customers	2,381
Accrued expenses	120,188
Income tax and other taxes payable	151,143
Other payables	1,299,999
Total net assets	$942,010
Goodwill as at January 1, 2009	816,876
Foreign exchange translation adjustment	(443)
Goodwill as at September 30, 2009	$816,433

In connection with the Xinxing Property acquisition, the statutory reserve increased by $154,812.

Note 3 – Supplemental Disclosure of Cash Flow Information

Income taxes paid for both the three and nine months ended September 30, 2009 amounted to $42,135 (2008 - $225,964). Interest paid for the three months ended September 30, 2009 and 2008 amounted to $849,279 and $2,032,689, respectively. Interest paid for the nine months ended September 30, 2009 and 2008 amounted to $2,223,011 and $2,858,168, respectively.

Note 4 – Other Receivables and Prepaid Expenses

Other receivables and prepaid expenses consisted of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008

Other receivable	$1,601,082	$916,886
Allowance for bad debts	(328,738)	(473,058)
Prepaid expenses	246,375	2,669

Other receivables and prepaid expense	$1,518,719	$446,497

Note 5 – Real Estate Held for Development or Sale

The following summarizes the components of real estate inventories at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008

Finished projects	$11,584,242	$10,181,827
Construction in progress	96,636,065	50,468,184

Total real estate held for development or sale	$108,220,307	$60,650,011

Interest on debt incurred by the Company for the three months ended September 30, 2009 was $1,057,898 (September 30, 2008 - $1,767,105), and for the nine months ended September 30, 2009 was $3,450,234 (September 30, 2008 - $3,500,853). Of this interest, the Company capitalized in real estate held for development or sale during the three months and nine months ended September 30, 2009 totaled to $640,089 and $2,251,580, respectively (September 30, 2008 - $1,130,929 and $1,895,214, respectively).

Note 6 – Property and Equipment

Property and equipment consisted of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Head office buildings and improvements	$3,277,766	$3,234,628
Income producing properties and improvements	10,775,153	10,055,310
Electronic equipment	309,839	238,422
Vehicles	254,106	71,140
Office furniture	163,878	183,939
Computer software	129,340	91,272
Totals	14,910,082	13,874,711
Accumulated depreciation	(2,041,872)	(1,483,210)
Property and equipment, net	$12,868,210	$12,391,501

Depreciation expense for the three months ended September 30, 2009 and 2008 amounted to $156,762 and $50,258, respectively. Depreciation expense for the nine months ended September 30, 2009 and 2008 amounted to $471,788 and $233,915, respectively. The depreciation expense was included in the selling, general and administrative expenses.

Note 7 – Intangible Assets

Intangible assets consist of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008

Intangibles acquired	$47,308,685	$47,334,342
Accumulated amortization	(5,654,264)	(1,290,682)

Intangible assets, net	$41,654,421	$46,043,660

Amortization expense for the three months ended September 30, 2009 and 2008 amounted to $0. Amortization expense for the nine months ended September 30, 2009 and 2008 amounted to $4,360,003 and $0, respectively. The amortization expense was capitalized in the real estate construction in progress.

Note 8 – Accrued Expenses

	September 30, 2009	December 31, 2008
Accrued expenses	$1,780,148	$855,270
Accrued interest	3,058,020	2,684,572
Total	$4,838,168	$3,539,842

Note 9 – Payable to Acquisition of Businesses

		September 30, 2009	December 31, 2008
Payable to original shareholders of New Land	(i)	$5,932,681	$8,429,889
Payable to original shareholders of Xinxing Property	(ii)	410,184	-
Total		$6,342,865	$8,429,889

(i)
The payable to the original shareholders of New Land bears 10% interest with an original maturity of January 30, 2009. New Land’s original shareholders have agreed to extend the loan to December 31, 2009.

(ii)
On January 20, 2009, the Company completed the acquisition of Xinxing Property (See Note 2). The total purchase price for the acquisition was RMB 12 million, (approximately $1.76 million). The total purchase price included 1) an initial cash payment of RMB 2.0 million,(approximately $0.3 million), payable upon signing of the purchase agreement, 2) an additional cash payment of RMB 3.6 million (approximately $0.5 million), on March 30, 2009, 3) an additional cash payment of RMB 3.6 million (approximately $0.5 million), on June 30, 2009, and 4) a final cash payment of RMB 2.8 million (approximately $0.4 million), on September 30, 2009. If the Company does not make payments after 45 days of signing the agreement, a 1% penalty per month will be calculated based on the payable amount. If the payment is delayed for more than 3 months, the original shareholders of Xinxing Property have the right to cancel the deal. As of September 30, 2009, the remaining balance payable to original shareholders under the agreement amounted to $410,184.

Note 10 – Loans Payable

Loans payable represent amounts due to various banks. These loans generally can be renewed with the banks when they expire. Loans payable as of September 30, 2009 and December 31, 2008 consisted of the following:
	September 30, 2009	December 31, 2008
Commercial Bank Weilai Branch
Due December 25, 2009, annual interest rate is 7.5%, secured by the Company's 24G project	$1,464,944	$5,130,084

Commercial Bank Weilai Branch
Due August 29, 2010, annual interest rate is 10.21%, guaranteed by Tsining and secured by the Company's Tsining building and part of Jun Jing Yuan II project	5,127,304	5,130,084

Xi'an Rural Credit union Zao Yuan Rd. Branch
Due July 3, 2010, annual interest rate is 8.83%, secured by the Company's Jun Jing Yuan I, Yuan I, Han Yuan and Xin Xing Tower projects	2,929,888	3,371,198

China Construction Bank, Xi'an Branch
Due August 27, 2011, floating interest rate based on 110% of People’s Bank of China annual interest rate, secured by the Company's Jun Jing II project	7,617,708	21,986,076

China Construction Bank, Xi'an Branch
Due September 8, 2012, floating interest rate based on 110% of People’s Bank of China annual interest rate, secured by the Company's Jun Jing II project	12,452,023	-

Total	$29,591,867	$35,617,442

All loans are used to finance construction projects. All interest paid was capitalized and allocated to various construction projects.

On June 28, 2008, the Company signed a strategic partnership Memorandum of Understanding (“MOU”) with China Construction Bank Xi’an Branch that established a RMB 1 billion (approximately US$147 million) credit line for real estate development by the Company and its subsidiaries. Under the MOU, the company and its subsidiaries are required to set up a basic deposit account with China Construction Bank, to maintain a current ratio of not less than 90% and to maintain liabilities to assets ratio of not greater than 65%. On August 28, 2008, the Company entered a first loan agreement with China Construction Bank Xi’an Branch to draw down the first RMB 150 million loans, which will mature on August 27, 2011. $21,986,075 (RMB 150 million) was received by the Company on December 31, 2008. During the nine months ended September 30, 2009, the Company paid down the loan to $7,617,708 (RMB 52 million). On August 30, 2009, the Company entered a second loan agreement with China Construction Bank Xi’an Branch to draw down another RMB 85 million loan, which will mature on September 8, 2012. $12,452,023 (RMB 85 million) was received by the Company by the end of September 30, 2009. As of September 30, 2009, our current ratio was approximately 221.8%, and our liabilities to assets ratio was approximately 49.1%. The Company will be able to draw down approximately another $107.3 million before we reach the maximum liabilities to assets ratio of 65%.

Note 11 – Fair Value of Financial Instruments

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of the measurement date, September 30, 2009, and the basis for that measurement, by level within the fair value hierarchy:

Fair Value Measurements Using	Assets/Liabilities
	Level 1	Level 2	Level3	At Fair Value
Warrants liabilities	-	$4,721,294	-	$4,721,294
Derivative liabilities	-	$3,777,670	-	$3,777,670
Total	-	$8,498,964	-	$8,498,964

Note 12 – Convertible Debt

On January 28, 2008, the Company issued Senior Secured Convertible Debt due in 2013 (the "Convertible Debt") and warrants to subscribe for common shares for an aggregate purchase price of US$20 million. The Convertible Debt bears interest at 5% per annum (computed based on the actual days elapsed in a period of 360 days) of the RMB notional principle amount, payable quarterly in arrears in U.S. Dollars on the first business day of each calendar quarter and on the maturity date. In addition, 1,437,467 five-year warrants were granted with a strike price of $6.07 per common share, which are callable if certain stock price thresholds are met. Approximately 215,620 warrants are also available as a management incentive if certain milestones are met. If the aggregate principal amount of the Convertible Debt is reduced to US$10 million or less as a result of repayment by the Company pursuant to the Convertible Debt as a result of any optional conversion by the Investors or mandatory conversion by the Company of the Convertible Debt, then each Investor agrees to surrender to the Company warrants for an aggregate number of shares of common stock equal to such Investors’ pro rata share of 107,810 shares. If the aggregate principal amount of the Convertible Debt is reduced to $0 as a result of repayment by the Company pursuant to the Convertible Debt as a result of any optional conversion by the Investors or mandatory conversion by the Company of the Convertible Debt, then each Investor agrees to surrender to the Company warrants in addition to the 107,810 warrants surrendered pursuant to the $10 million reduction noted above for an aggregate number of shares of common stock equal to such Investor’s pro rata share of 107,810 shares. The Company may hold in treasury and reissue to the officers and directors of the Company any warrants surrendered by the Investors. As of September 30, 2009, the Company did not repay any principle of Convertible Debt and the Investors did not deliver any optional conversion request to the Company.

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

Both the warrants and the embedded derivative associated with Convertible Debt meet the definition of a derivative instrument according to accounting guidance, “Accounting for Derivative Instruments and Hedging Activities”. Because the warrant and the convertible debt are denominated in U.S. dollars but the company’s functional currency is the Chinese Renminbi, the exemption from derivative instrument accounting provided by the accounting guidance is not available and therefore the warrant and embedded conversion option are recorded as derivative instrument liabilities and periodically marked-to-market. The fair value of the warrants and the embedded derivative on inception were determined to be $3,419,653 and $3,927,375, respectively, using the Cox-Rubinstein-Ross Binomial Lattice Model (the “CRR Model”) with the following assumption: expected life 4.32 years, expected volatility - 75%, risk free interest rate - 2.46% and dividend rate - 0%. The fair value of the warrants and embedded derivative at September 30, 2009 were determined to be of $4,721,195 (December 31, 2008 - $3,419,653) and $3,777,671 (December 31, 2008 – $3,927,375), respectively, using the CRR Model with the following assumption: expected life 3.33 - 3.42 years, expected volatility -105%, risk free interest rate - 1.59 - 1.63% and dividend rate - 0%. For the three months ended September 30, 2009 and 2008, the Company recorded a change in fair value for warrants and embedded derivatives of $(662,080) (2008 - $(1,827,824)) and $(2,695,306) (2008 - $(2,101,825)), respectively, in the interim condensed consolidated statements of income and comprehensive income. For the nine months ended September 30, 2009 and 2008, the Company recorded a change in fair value for warrants and embedded derivatives of $3,604,052 (2008 - $(2,236,811)) and $3,017,273 (December 31, 2008 - $(2,556,313)), respectively, in the interim condensed consolidated statements of income and comprehensive income.

After allocating the gross proceeds to the fair value of the warrants and the embedded derivative instrument, the remaining proceeds were allocated as the initial carrying value of the Convertible Debt. The initial carrying value of the Convertible Debt is accreted to its stated amount on maturity using the effective interest method. The effective interest rate was determined to be 15.42%. The carrying value of Convertible Debt at September 30, 2009 was $14,511,239 (December 31, 2008 - $13,621,934). Related interest expense and accretion expense for the three months ended September 30, 2009 were $269,221 (2008 - $259,707) and $311,319 (2008 - $266,541), respectively. Related interest expense and accretion expense for the nine months ended September 30, 2009 were $798,894 (2008 - $695,402) and $889,305 (2008 - $691,782), respectively.

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

The Company commenced negotiations with the Investors in December 2008 for a waiver for the Late Payments, as the Company and the Investors believed that the registration would become effective within a short period of time. However, as the registration has not become effective as of September 2009, the Company has accrued for the Late Payments as security registration expenses. For the three months ended September 30, 2009, the Company has recorded security registration expenses of $579,775 (2008 - $0). For the nine months ended September 30, 2009, the Company has recorded security registration expenses of $1,786,517 (2008 - $0). On September 28, 2009, the Company reached a First Amendment (the “Amendment”) with the Investors to settle the Late Payments, in the amount of $2,400,000, by the issuance of 614,290 common stock. The 614,290 common stock was determined by dividing $2,400,000, the total Late Payments up to September 28, 2009, by 95% of the historical volume weighted average price (“VWAP”) of the common stock, as determined by using Bloomberg function VWAP, for the immediate preceding 30 days period. In accordance with the Amendment, the Investors will waive any further Late Payments against the Company under the Registration Rights Agreement.

As at September 30, 2009, the 614,290 common stock to settle the Late Payments has not been issued. Therefore, the amount has been recorded as common stock subscribed.

Note 13 – Non-controlling Interest

Non-controlling interest consists of the interest of non-controlling shareholders in the subsidiaries of the Company. As of September 30, 2009 non-controlling interest amounted to $28,830,195 (December 31, 2008 - $29,109,350).

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

During the first nine months of 2009, the Company owned a 75% interest in Puhua (Xi’an) Real Estate Development Co., Ltd. (“Puhua”), a real estate development company. Given the Company’s controlling ownership interest, the accounts of Puhua have been consolidated with the accounts of the Company, and a non-controlling interest has been recorded for the non-controlling investors’ interests in the net assets and operations of Puhua in accordance with the non-controlling investor’s investments.

Non-controlling interest
Non-controlling Interest at December 31, 2008	$29,109,350
Non-controlling interests’ share of loss for the three months ended March 31, 2009	(47,135)
Non-controlling Interest at March 31, 2009	$29,062,215
Non-controlling interests’ share of loss for the three months ended June 30, 2009	(145,899)
Non-controlling Interest at June 30, 2009	$28,916,316
Non-controlling interests’ share of loss for the three months ended September 30, 2009	(86,121)
Non-controlling Interest at September 30, 2009	$28,830,195

Note 14 – Shareholders' Equity

Pursuant to accounting guidance, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in, a Company's Own Stock," the warrants issued contain a provision permitting the holder to demand payment based on a Black-Scholes valuation in certain circumstances. Therefore, the Company recorded the warrants issued through private placements in 2006 and 2007 as a liability at their fair value on the date of grant and then marked them to $1,403,464 at September 30, 2009 (December 31, 2008 - $458,461) using the CRR Binomial Lattice Model with the following assumptions: expected life of 2.61 years; expected volatility - 105%, risk fee interest rate of 1.24% and dividend rate - 0%. The change in fair value of warrants for the three months ended September 30, 2009 was $(662,080) (2008 - $(1,111,740)). The change in fair value of warrants for the nine months ended September 30, 2009 was $1,353,688 (2008 - $(1,658,804)).

As of December 31, 2008, the Company accrued as a liability $78,600 of stock based compensation expense for 54,583 shares of common stock granted by the Company to various directors and executive in 2009. All these common stocks were issued during the three months ended June 30, 2009.

On June 28, 2009, $320,815 cash was received for 96,923 warrants exercised. The Company recorded $189,005, the fair value of the warrants exercised, as additional paid in capital. The Company also issued 96,923 common stocks for the 96,923 warrants exercised in July 2009.

During the three months ended September 30, 2009, $863,847 cash was received for 191,966 warrants exercised. The Company recorded $120,938, the fair value of the warrants exercised, as additional paid in capital. The Company also issued 191,966 common stocks for the 191,966 warrants exercised.

During the three months ended September 30, 2009, an aggregate of 81,921 warrants were exercised on a cashless basis. The Company recorded $98,742, the fair value of the cashless warrants exercised, as additional paid in capital. In connection with these transactions, the Company issued an aggregated of 33,450 common stocks.

On September 28, 2009, the accrued security registration expenses of $2,400,000 were settled with the Company’s common stocks (see Note 12), and the settled security registration expenses were recorded as common stock subscribed.

On September 1, 2009, the Company granted 22,222 unissued common stocks to its former CFO. The Company recorded $87,777, the fair value of the 22,222 shares granted, as stock based compensation.

Warrants

Following is a summary of the warrant activity:

	Number of Warrants Outstanding	Weighted Average Exercise Price

December 31, 2008	4,381,980	$4.96
No warrants granted, expired or exercised during the 3 months ended March 31, 2009	-	-
March 31, 2009	4,381,980	$5.00
Expired during the 3 months ended June 30, 2009	(15,693))	3.31
Exercised during the 3 months ended June 30, 2009	(96,923)	3.31
June 30, 2009	4,269,364	$5.00
Expired during the 3 months ended September, 2009	(18,594)	3.31
Exercised during the 3 months ended September, 2009	(273,887)	4.14
September 30, 2009	3,976,883	$5.07

Following is a summary of the status of warrants outstanding at September 30, 2009:

	Outstanding Warrants
Exercise Price	Number	Average Remaining Contractual Life

$4.50	2,539,416	2.61 years
$6.07	1,437,467	3.42 years

Note 15 – Provision for Income Taxes

As the change in fair value of embedded derivatives and change in fair value of warrants for the three months ended September 30, 2009 is not taxable, there was no income tax provision for the change in fair value of embedded derivatives and warrants.

During the three months ended September 30, 2009, the Company’s subsidiary, Hao Tai, reached an income tax settlement with local tax bureau. As a result of the settlement, the Company recorded $4,856,377 recovery of income taxes.

Note 16 – Net (Loss) Income per Share

Earnings per share for the nine months ended September 30, 2009 and 2008 were determined by dividing the net (loss) income for the years by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

	3 Months	3 Months	9 Months	9 Months
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Numerator
(Loss)Income attributable to common shareholders - basic	$12,714,128	$1,447,072	$3,519,860	$2,630,636
Effect of dilutive securities:
Diluted warrants	(2,380,672)	(256,091)	-	(482,642)
Diluted convertible debt	(2,555,212)	-	-	-
Income attributable to common shareholders - diluted	$7,778,244	$1,220,981	$3,519,860	$2,147,994

Denominator
Weighted average shares outstanding - basic	31,134,137	30,877,453	30,987,760	30,389,712
Effect of dilutive securities:
Common stock subscribed	27,278	-	9,193	-
Diluted warrants	195,039	5,030	-	46,748
Diluted convertible debt	1,615,799	-	-	-

Weighted average shares outstanding - diluted	32,972,253	30,882,483	30,996,953	30,436,461

Earnings per share
Basic	$0.41	$0.05	$0.11	$0.09
Diluted	$0.24	$0.04	$0.11	$0.07

For the nine months ended September 30, 2009, 3,976,883 outstanding warrants issued in 2007 and 2008 and 1,615,799 shares conversion option for the convertible debt issued in 2008 (see Note 12) were not included in the calculation because they would have an anti-diluted effect.

Note 17 – Commitments and Contingencies

The Company leases part of its office and hotel space under various operating lease agreements. The future minimum rental payments required under the operating lease agreements are summarized below.

	Payment due by period
Commitments and Contingencies	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years

Rental lease	$336,859	$86,292	$52,806	$52,806	$144,955
Rubber dam construction	1,025,461	1,025,461
Land use right	2,592,951		2,592,951
Total	$3,997,854	$1,149,405	$2,644,207	$52,775	$151,467

The Company entered into a contract with Xi’an Baqiao local government for a rubber dam construction project. The Company is committed to expend approximately $1,025,461 on this project.

As of September 30, 2009, the Company had one land use right with an unpaid balance of approximately $2.6 million. The balance is not due until the vendor removes the existing building on the land and changes the zoning status of the land use right certificate.

Note 18 – Subsequent Events

The Company evaluated subsequent events through November 9, 2009, the date the interim condensed consolidated financial statements were available to be issued.

Pursuant to the Amendment dated September 28, 2009, the Company issued 614,290 common stock shares to settle $2,400,000 accrued security registration expenses (see Note 12) on October 21, 2009.

On July 15, 2009, the company entered a letter of Intent to acquire an 11 acre tract of land in the center of Xi’an, China. The Company intends to develop a large mid-upper income residential and commercial development project on this site, with gross floor area of 200,000 square meters. The total consideration for the land acquisition will be in the range of $18 to $22 million and is subject to finance this project through a combination of internal company funds, revenue derived from sales of existing projects and bank loans from China Construction Bank, which enjoys a long-term cooperative relationship with the company. As of November 10, 2009, the acquisition is still at the planning and preparation stage. The Company expects to reach an official agreement with the current land owner by December 31, 2009.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q are not historical facts and are forward-looking statements, which can be identified by the use of terminology such as estimates, projects, plans, believes, expects, anticipates, intends, or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties, and other factors affecting our operations, market growth, services, products, and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events and conditions that may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation: our ability to attract and retain management to integrate and maintain technical information and management information systems; our ability to raise capital when needed and on acceptable terms and conditions; the intensity of competition; and general economic conditions.

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

Warrants and derivative liability

As of September 30, 2009, the Company has approximately $4.7 million of warrants liability and $3.8 million of fair value of embedded derivatives on the balance sheet, representing approximately 4.0% and 3.2% of the total liabilities, respectively.

We utilize the Cox-Rubinstein-Ross (“CRR”) Binomial Lattice Model to estimate the fair values of warrants liability and embedded derivatives. The CRR model depends on the following assumptions: the Company’s common stock price underlying the warrants; strike price; conversion price; expected life; expected volatility; risk free interest rate; and dividend rate. We used the CRR Binomial Lattice Model for the past 3 years and we do not expect any significant changes to assumptions except for the common share price and the expected volatility.

We estimate the fair value of warrants liability and embedded derivatives every quarter and recognize the change of fair value as gain or loss on our current quarter consolidated statement of income. The fair values of warrants liability and embedded derivatives have changed during the past few years according to the valuation models and the fair values are positively related to the market share price movement and the volatility.

During the three months ended September 30, 2009, our common stock price experienced large fluctuations with the price decreasing from $5.58 on July 1, 2009 to $3.85 on September 30, 2009. The decrease in stock price caused a decrease in fair value for warrants liability and embedded derivatives. As a result, we recognized approximately $3.04 million as a change in fair value of warrants and $2.70 million as a change in fair value of embedded derivatives, which are all non-cash gains.

The following table summarizes the fair value of warrant liability and embedded derivative as at various periods.

	September 30, 2009	December 31, 2008

Fair value of warrants liability	$4,721,195	$1,117,143
Fair value of embedded derivatives	$3,777,671	$760,398

The following tables summarize all the warrants and conversion option outstanding and the assumptions used for their valuations as of December 31, 2008 and September 30, 2009.

Investor Warrants:	9/30/2009	12/31/2008
Strike price	6.07	6.07
Market price	3.85	1.29
Valuation date	9/30/2009	12/31/2008
Expiry date	2/28/2013	2/28/2013
Volatility	105.00%	90.00%
Risk free rate	1.63%	1.33%
Option value	2.30810	0.45822

# of warrants	1,437,467	1,437,467

Value	3,317,830	658,682

Investor Warrants: 5-7-2007	9/30/2009	12/31/2008
Strike price	4.50	4.50
Market price	3.85	1.29
Valuation date	9/30/2008	12/31/2008
Expiry date	5/9/2012	5/9/2012
Vlolatility	105.00%	90.00%
Risk free rate	1.24%	1.09%

Option value	0.55267	0.16402

# of warrants	2,539,416	2,731,382

Value	1,403,464	448,011

*Warrants issued through private placement	12/31/2008	12/31/2008	12/31/2008	12/31/2008	12/31/2008	12/31/2008
Strike price	3.31	3.31	3.31	3.31	3.31	3.31
Market price	1.29	1.29	1.29	1.29	1.29	1.29
Valuation date	12/31/2008	12/31/2008	12/31/2008	12/31/2008	12/31/2008	12/31/2008
Expiry date	6/28/2009	7/7/2009	8/21/2009	6/28/2009	7/7/2009	8/21/2009
Volatility	90.00%	90.00%	90.00%	90.00%	90.00%	90.00%
Risk free rate	0.27%	0.27%	0.30%	0.27%	0.27%	0.30%
Option value	0.0372	0.04086	0.06394	0.0372	0.04086	0.06394

# of warrants	99,231	11,536	75,000	8,770	1,020	17,574

Value	3,692	471	4,796	326	42	1,124

*During the third quarter of 2009, 81,921 warrants have been exercised, and the rest of 18,594 warrants have expired unexercised. As of September 30, 2009, there were no warrants issued through private placement outstanding.

Conversion Option Valuation:	9/30/2008	12/31/2008
Strike price	5.57	5.57
Market price	3.85	1.29
Valuation date	9/30/2008	12/31/2008
Expiry date	2/28/2013	2/28/2013
Volatility	105.00%	90.00%
Risk free rate	1.59%	1.31%
Option value	2.33796	0.4706

Host Value - principal	9,000,000	9,000,000
Host Value - interest (1)	0	0

Shares issuable on conversion	1,615,799	1,615,799

Host Value - principal	3,777,670	760,398
Host Value - interest (1)	0	0

Option value - total	3,777,670	760,398

Derivative value	3,777,670	760,398

Real estate held for development or sale, intangible asset and deposits on land use rights

As of November 10, 2009, our market capitalization is approximately $119.9 million.

We evaluate the recoverability of our real estate developments taking into account several factors including, but not limited to, our plans for future operations, prevailing market prices for similar properties and projected cash flows.

We review real estate projects, whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, we measure impairment by comparing the carrying value to the estimated undiscounted future cash flows expected resulting from the use of the assets and their eventual disposition. If the total of the expected undiscounted cash flow is less than the carrying amount of the assets, we recognize an impairment loss based on the fair value of the assets.

Our significant judgments and estimates related to impairment include our determination if an event has occurred to warrant an impairment test. If a test is required, other significant judgments and estimates will include our expectations of future cash flows and the calculation of the fair value of the impaired assets.

When real estate costs are determined to be impaired, they are written down to their estimated net realizable value. The Company evaluates the carrying value for impairment based on the undiscounted future cash flows of the assets. Write-downs of real estate costs deemed impaired are recorded as adjustments to the cost basis. There has been no impairment on real estate inventories and no impairment loss has been recorded for the three and nine months ended September 30, 2009 and 2008.

The following summarizes the components of real estate inventories as at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008

Finished projects	$11,584,242	$10,181,827
Construction in progress	96,636,065	50,468,184

Total real estate held for development or sale	$108,220,307	$60,650,011

Intangible asset

The Company’s intangible asset is related to the exclusive rights to develop 487 acres of land in the Baqiao area acquired in 2007. The Company believes that the cooperation agreement with Baqiao District Government will be extended after June 2011. Based on the prevailing market condition in Xi’an city we concluded that there is no impairment.

According to the agreement with Baqiao District Government, at the beginning of each year, the Company will prepare the annual work plan and have it approved by Baqiao District Government. The annual work plan will include the detailed projects that will be started during that year and the Baqiao District Government is responsible for the land clearance. Due to the delay of land clearance progress, certain scheduled projects have been postponed. The Baqiao District Government acknowledged the delay and informed us of their intention to extend the agreement. Currently, we still have 348 acres land undeveloped and $41.7 million in intangible assets. If there’s any event that leads the Company to believe it’s unlikely to extend the agreement, we will assess the impairment of the intangible asset and write off the intangible asset from our balance sheet.

As of September 30, 2009 and December 31, 2008, intangible asset consists of the following:

	September 30, 2009	December 31, 2008
Intangible acquired	$47,308,685	$47,334,342
Accumulated amortization	(5,654,264)	(1,290,682)

Intangible assets, net	$41,654,421	$46,043,660

The Company evaluates its intangible assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Based on the estimated future cash flows, the Company records a write-down for impairments, if appropriate. For the three and nine months ended September 30, 2009 and 2008, the Company has recorded $0 of impairment on this intangible asset.

The Company amortized the intangible asset based on the percentage of the profit margin realized over the total expected profit margin to be realized from the 487 acre land in the Baqiao project. During fiscal 2007, the Company sold 18.5 acres of land and the related profit margin realized on that sale represented 2.4% of the total estimated profit margin on the whole 487 acre project, as a result, the Company amortized $1,157,758 (2.4%) of the total intangible asset during fiscal 2007. This method is intended to match the pattern of amortization with the income-generating capacity of the intangible asset. For the year ended December 31, 2008, the Company has recorded $0 of amortization on this intangible asset。Amortization expense for the three months ended September 30, 2009 and 2008 amounted to $0. Amortization expense for the nine months ended September 30, 2009 and 2008 amounted to $4,360,003 and $0, respectively. The amortization expense was capitalized and included in the real estate construction in progress.

Management re-evaluated the expected profit margin from the 487 acres of land as at September 30, 2009 and recalculated the intangible amortization related to the 2008 land sales based on the new estimate. As a result, management found the difference resulting from the change of estimate was not material. Therefore no adjustment was made in the three and nine months ended September 30, 2009 due to the change of accounting estimate of total profit margin on the 487 acres of land.

Deposits on land use rights

	September 30, 2009	December 31, 2008

Deposits on land use rights	28,432,993	47,333,287

The Company conducts regular reviews of the deposits on land use right. After review and assessment, the Company concluded that there was no significant decrease in the market price and therefore no impairment write-down was required. According to E House (China) Real Estate Research Institute the average residential sale price in Xi’an city was stable in the fiscal quarter ended September 30, 2009. The average sale price increased to 4,962 RMB per square meter (approximately US$ 726 per square meter) from 4,642 RMB in the second quarter 2009, representing about 7% year-on-year growth.

Material trends and uncertainties that may impact continuing operations

        Changes in national and regional economic conditions, as well as in areas where we conduct our operations and where prospective purchasers of our homes live, may result in more caution on the part of homebuyers resulting in fewer home purchases. According to data from the Xi’an Bureau of Statistics, Xi’an city’s real estate transaction volume (in terms of sq. meter signed) decreased about 30% in 2008 compared to 2007. All our projects are currently in Xi’an city, the downturn of the real estate market in Xi’an caused a decline in operating revenues in 2008. In 2009, the market has improved and transaction volume has increased compared to same period of 2008. During the third quarter of 2009, our revenue increased approximately 204% over same period of 2008.

        Virtually all purchasers of our homes finance their acquisitions through lenders providing mortgage financing. A substantial increase in mortgage interest rates or unavailability of mortgage financing would adversely affect the ability of prospective homebuyers to obtain the financing they need in order to purchase our homes, as well as the ability of prospective move-up homebuyers to sell their current homes. For example, if mortgage financing became less available, demand for our homes could decline. A reduction in demand could also have an adverse effect on the pricing of our homes because we (and our competitors) may reduce prices in an effort to compete for home buyers. A reduction in pricing could result in a decline in revenues and margins. We do not expect any substantial change in current mortgage policy or the prevailing mortgage rate in the near future.

        The real estate development industry is capital intensive, requiring significant up-front expenditures to acquire land and begin development. Accordingly, we incur substantial indebtedness to finance our homebuilding and land development activities. Although we believe that internally generated funds and current borrowing capacity will be sufficient to fund our capital and other expenditures (including land acquisition, development and construction activities), the amounts available from such sources may not be adequate to meet our needs. If such sources are not sufficient, we would seek additional capital in the form of debt or equity financing from a variety of potential sources, including bank financing and/or securities offerings. The availability of borrowed funds, to be utilized for land acquisition, development and construction, may be greatly reduced, and the lending community may require larger amounts of equity to be invested by borrowers in a project in connection with new loans. Failure to obtain sufficient capital to fund planned capital and other expenditures could have a material adverse effect on our business.

        In addition, regulatory requirements could force us to incur significant liabilities and operating expenses and could restrict our business activities. We are subject to statutes and rules regulating, among other things, certain developmental matters, building and site design, and matters concerning the protection of health and the environment. Our operating expenses may be increased by governmental regulations such as building permit allocation ordinances and impact and other fees and taxes, which may be imposed to defray the cost of providing certain governmental services and improvements. Any delay or refusal from government agencies to grant the necessary licenses, permits and approvals could have an adverse effect on our operations.

As of September 30, 2009, we had $19,089,130 of cash and cash equivalents, compared to $37,425,340 as of December 31, 2008, a decrease of $18,336,210. However, cash and cash equivalents had an increase of $8,955,530 since June 30, 2009.

The Company believes that the combination of present capital resources, internally generated funds, and unused financing sources are more than adequate to meet cash requirements for the year 2009. We intend to meet our liquidity requirements, including capital expenditures related to the purchase of land for the development of future projects, through cash provided by operations and additional funds raised by future financings. Upon acquiring land for future development, we intend to raise funds to develop our projects by obtaining mortgage financing mainly from local banking institutions with which we have done business in the past. We believe that our relationships with these banks are in good standing and that our real estate will secure the loans needed. We believe that adequate cash will be available to fund our operations.

BUSINESS

The Company is a leading developer of residential and commercial properties in northwest China. The Company is based in Xi’an, the capital city of China’s Shaanxi province. Since 1992, the Company has been engaged in the acquisition, development, management and sales of residential and commercial real estate properties and land through its subsidiaries in China.

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

The Company is the leading non-government middle-and-upper income residential real estate development company in Xi'an.

Our Property Projects

We provide three fundamental types of real estate development products:

▪	High-rise apartment buildings, typically 19 to 33 stories, usually constructed of steel-reinforced concrete, that are completed within approximately 24 months of securing all required permits.

▪	Mid-rise apartment buildings, typically 7 to 18 stories, usually constructed of steel-reinforced concrete, that are completed within 12 to 18 months of securing all required permits.

▪	Low-rise apartment buildings and villas, typically 2 to 6 stories, often constructed of steel-reinforced concrete, that are completed within approximately 12 months of securing all required permits.

Our projects can be classified into one of four stages of development:

▪
Projects in planning, in which we have purchased the development and or land use rights for parcels of land as part of our project development pipeline. The completion of projects on these sites is subject to adequate financing, permits, licensing and certain market conditions;

▪
Projects in process, which include developments where we have typically secured the development and land use rights, and where the site planning, architecture, engineering and infrastructure work is in progress;

▪	Projects under construction, where the building construction has started but has not yet been completed; and

▪	Completed projects with units available for sale, where the construction has been finished and most of the units in the buildings have been sold or leased.

Projects under construction

Project name	Type of Projects	Actual or Estimated Construction Period	Actual or Estimated Pre- sale Commencement Date	Total Site Area (m2)	Total GFA (m2)	Sold GFA by September 30, 2009 (m2)
JunJing II Phase One	Multi-Family residential & Commercial	Q3/2007 - Q3/2009	Q2/2008	39,524	136,012	111,463
JunJing II Phase Two	Multi-Family residential & Commercial	Q2/2009 - Q2/2011	Q2/2009	29,800	112,556	26,062
Puhua Project	Multi-Family residential & Commercial	Q2/2009 - Q3/2014	Q4/2009	192,582	610,000	-

Project name	Total Number of Units	Number of Units sold by September 30, 2009	Estimated Revenue ($ millions)	Contract Revenue by September 30, 2009 ($ millions)	Recognized Revenue by September 30, 2009 ($ millions)
JunJing II Phase One	1,182	1,077	95.6	68.5	66.5
JunJing II Phase Two	1,015	244	94.1	19.1	9.8
Puhua Project	5,000	-	700.0	-	-

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

As of September 30, 2009, our customers of JunJing II Phase One have signed pre-sale purchase agreements for apartments with purchase prices totaling $68.5 million, of which we have recognized $66.5 million in revenues, based on the percentage of completion method of accounting.

The construction of Phase Two commenced in the second quarter of 2009 and pre-sales started within the same quarter. As of September 30, 2009, the contract revenue for Phase Two was $ 19.1 million, of which we have recognized $ 9.8 million in revenues. Revenue will continue to be recognized as construction advances.

For JunJing II and Puhua projects, approximately $8.7 million of pre-sale payments were booked as advances from customers and will be recognized as revenues as construction advances.

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

The construction of the Puhua project began in June 2009. The whole project, which consists of four phases, is expected to be completed in the third quarter of 2014, with estimated revenues of $700 million. The Company began accepting pre-sale contracts for units in the Puhua Phase One project on October 24th. During the inaugural sales weekend, the Company sold 133 out of 192 residential units made available with a total gross floor area ("GFA") of approximately 16,388 sq. meters. The contract amount for the units sold totaled $10.53 million and included residential space within a high-rise building, a mid- rise building and three garden homes.

Projects under planning and in process

Project name	Type of Projects	Estimated Construction Period	Estimated Pre- sale Commencement Date	Total Site Area (m2)	Total GFA (m2)	Total Number of Units
Baqiao New Development Zone	Land Development	2009 - 2020	N/A	N/A	N/A	N/A
JunJing III	Multi-Family residential & Commercial	Q4/2009 - Q4/2011	Q1/2010	8,094	47,586	434
Park Plaza	Multi-Family residential & Commercial	Q3/2010 - Q4/2014	Q4/2010	44,250	180,000	2,000
Golden Bay	Multi-Family residential & Commercial	Q4/2010 - Q4/2014	Q1/2011	146,099	378,887	N/A

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

Xi’an has designated the Baqiao District as a major resettlement zone in which the city expects an middle – to upper – income population of 900,000 to settle. The Xi’an government intends to create a successful development comparable to the development of Pudong in Shanghai, which has resulted in new economic opportunities and provided housing for Shanghai’s growing population.

The Xi’an municipal government plans to invest 50 billion RMB (over $6 billion) in infrastructure for the Baqiao New Development Zone. The construction of a large-scale public wetland park is well underway; which will embellish the natural environment adjacent to our Baqiao project.

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

JunJing III: JunJing III is near our JunJing II project and the city expressway. It has an expected total gross floor area of approximately 47,586 square meters. The project will consist of 3 high rise buildings, each 28 to 30 stories high. The project is targeting middle to high income customers who require a high quality living environment with convenient transportation to the city center. We plan to start construction during the fourth quarter of 2009 and expect pre-sales to begin during quarter one of 2010. The total estimated revenues from this project are approximately $46 million.

Park Plaza: In July 2009, the Company entered into a Letter of Intent to acquire 44,250 square meters of land in the center of Xi'an for the Park Plaza project. The Company intends to develop a large mid-upper income residential and commercial development project on this site, with a gross floor area of 180, 000 square meters. The four-year construction of Park Plaza is expected to begin in the third quarter 2010. We anticipate accepting pre-sale purchase agreements in the fourth quarter of 2010, and revenues from pre-sale agreements will be recognized when all revenue recognition criteria have been met. The total revenue from Park Plaza is estimated to be $206 million.

Golden Bay: The Golden Bay project is located within the Baqiao project, with a total gross floor area of 378,887 square meters. The Golden Bay project will consist of residential buildings as well as a commercial area. Construction is anticipated to begin in the fourth quarter of 2010, and we expect to begin accepting pre-sale purchase agreements in the first quarter of 2011. Revenue will be recognized when all revenue recognition criteria have been met.

Completed Projects with units available for sale

Project name	Type of Projects	Completion Date	Total Site Area (m2)	Total GFA (m2)	Total Number of Units	Number of Units sold by September 30, 2009
Tsining Home IN	Multi-Family residential & Commercial	Q4/2003	8,483	30,072	215	213
Tsining-24G	Hotel, Commercial	Q2/2006	8,227	43,563	773	745
JunJing I	Multi-Family residential & Commercial	Q3/2006	55,588	167,931	1,671	1,564

Tsining Home IN: 88 North Xingqing Road, Xi’an. Located near the city center, the Home IN project consists of 215 two to three bedroom western-style apartments. The total construction area is 30,072 square meters. The project, completed in December 2003, generated total sales of $12.79 million.

Tsining-24G: 133 Changle Road, Xi’an. 24G is a redevelopment of an existing 26 floor building, located in the center of the most developed commercial belt of the city. This upscale development includes secure parking, cable TV, hot water, air conditioning, natural gas access, internet connection and exercise facilities. This project was awarded “The Most Investment Potential Award in Xi’an City” in 2006. Target Customers were white-collar workers, small business owners and traders as well as entrepreneurs. Total area available for residential use was 43,563 square meters, covering 773 one to three bedroom service apartments. The project started construction in June 2005 and was completed in June 2006 with total sales of $41.68 million.

Tsining JunJing Garden I: 369 North Jinhua Road, Xi’an. JunJing Garden I was the first German style residential & commercial community in Xi’an, designed by the world-famous WSP architectural design house. Its target customers were local middle income families. The project has 15 residential apartment buildings consisting of 1,671 one to five bedroom apartments. The Garden features secure parking, cable TV, hot water, heating systems and access to natural gas. Total GFA available was 167,931 square meters. JunJing Garden I is also a commercial venture that houses small businesses serving the needs of JunJing Garden I residents and the surrounding residential communities. The project was completed in September 2006 and generated total revenue of $50.38 million.

CONSOLIDATED OPERATING RESULTS

Three Months Ended September 30, 2009 Compared With Three Months Ended September 30, 2008

Revenues

Our revenues are mainly derived from the sale of residential and commercial units and buildings, infrastructure work we perform for the local government and land development projects in the Baqiao area.

In the third quarter of 2009, most of our revenues came from Tsining JunJing II phases one and two. JunJing II phase one consists of 13 residential buildings and 3 auxiliary buildings, including one kindergarten, with a gross floor area of about 136,012 square meters. This project began to be delivered to customers at the end of October, 2009. JunJing II phase two consists of 12 buildings, mainly middle and high rises, and began to accept pre-sale contracts in the second quarter 2009.

Effective January 1, 2008, the Company adopted the percentage of completion method of accounting for revenue recognition for all building construction projects in progress, including the Tsining JunJing II. The full accrual method was used before that date for all of our residential, commercial and infrastructure projects. Infrastructure projects continue to be accounted for using the full accrual method of accounting.

	Three months	Three months
	ended	ended
Revenues by project:	September 30, 2009	September 30, 2008
US dollars

Project Under Construction
Tsining JunJing II Phase One	$12,130,788	$6,893,604
Tsining JunJing II Phase Two	8,804,441	-
Puhua Project	-	-

Projects Completed
Tsining JunJing I	(88,081)	1,686
Tsining-24G	1,588,845	63,476
Tsining In Home	292,289	49,141
Additional Project	-	109,918

Infrastructure Project
Baqiao infrastructure construction	-	357,867

Project In Process
Baqiao	-	-

Revenues from the sale of properties	$22,728,282	$7,475,692

The revenues from the sale of properties in the three months ended September 30, 2009 increased 204% to $22,728,282 from $7,475,692 in the same period of 2008. The increase was primarily due to the increased revenue from Tsining JunJing II Phase One and Phase Two.

Our project in process is the Baqiao project where we have the exclusive right to develop 487 acres. In 2007, we acquired the development rights and recognized $24,405,717 in revenue as a result of an approximately 18 acre land sale to an unrelated developer. Near the end of 2008, we initiated a joint venture with Prax Capital to co-develop 79 acres within the Baqiao project. Prax Capital invested $29.3 million in cash into the joint venture. After setting aside approximately 42 acres for the newly planned Golden Bay project, approximately 348 acres remain available for development in the Baqiao project.

Revenues by project:	3 Months Ended September 30, 2009	3 Months Ended September 30, 2008
US$
Project Under Construction
Tsining JunJing II Phase Two contract sales	$17,130,432
Revenue	$8,804,441
Total gross floor area (GFA) available for sale	112,556
GFA sold during the period	23,606
Remaining GFA available for sale	86,494
Percentage of completion	47.17%
Percentage GFA sold during the period	21.0%
Percentage GFA sold to date	23.2%
Average sales price per GFA	$726

Tsining JunJing II Phase one contract sales	$4,824,465		$7,012,290
Revenue	$12,130,788		$6,893,604
Total gross floor area (GFA) available for sale	136,012		136,012
GFA sold during the period	6,801		10,975
Remaining GFA available for sale	24,549		83,868
Percentage of completion	94.44%		57.09%
Percentage GFA sold during the period	5.00%		8.07%
Percentage GFA sold to date	81.95%		38.34%
Average sales price per GFA	$709		$639

Projects Completed with units available for sale
Tsining JunJing I	$(88,081)		$1,686
Total gross floor area (GFA) available for sale	167,931		167,931
GFA sold during the period	(166.17)		-30
Remaining GFA available for sale	9,822		10,766
Percentage of completion	100%		100%
Percentage GFA sold during the period	-0.10%		-0.02%
Percentage GFA sold to date	94.15%		93.59%
Average sales price per GFA	$531	$	N/A

Tsining-24G	$1,588,845		$63,476
Total gross floor area (GFA) available for sale	43,563		43,563
GFA sold during the period	1,507		-23
Remaining GFA available for sale	2,266		5,977
Percentage of completion	100%		100%
Percentage GFA sold during the period	3.46%		-0.05%
Percentage GFA sold to date	94.80%		86.28%
Average sales price per GFA	$1,054	$	N/A

Tsining In Home	$292,289		$49,141
Total gross floor area (GFA) available for sale	30,072		30,072
GFA sold during the period	688		148
Remaining GFA available for sale	1,720		2,900
Percentage of completion	100%		100%
Percentage GFA sold during the period	2.29%		0.49%
Percentage GFA sold to date	94.28%		90.36%
Average sales price per GFA	$425		$332

Additional Projects			$109,918

Infrastructure Project
Baqiao infrastructure construction	$-		$357,867

Project In Process
Baqiao	$-		$-

Revenues from the sales of properties	$22,728,282		$7,475,692

Revenues from projects under construction

Tsining JunJing II Phase One

Tsining JunJing II Phase One was our major revenue generating construction project in the three months ended September 30, 2009, contributing 12,130,788 in revenues. By September 30, 2009, we pre-sold approximately 1,077 units in the project, totaling approximately 111,463 square meters, which accounts for approximately 91% and 82% of the total units available and total GFA respectively.

JunJing II Phase One consists of 13 middle-rise and high-rise residential buildings and 3 auxiliary buildings, including a kindergarten, with a gross floor area of approximately 136,012 square meters. Estimated total revenues for Phase One are approximately $95.6 million. The Company completed most of the construction of Phase One in the third quarter of 2009.

Tsining JunJing II Phase Two

Tsining JunJing II Phase Two consists of 12 middle and high-rise buildings with total expected revenues of approximately $94.1 million. We officially started pre-sales in the second quarter of 2009 and were able to secure $19.1 million in sales contracts for 202 units of which we recognized approximately $8.8 million in the third quarter. As of September 30, we have pre-sold 22% of total units available and 21% of total GFA.

Please note that the method of percentage of completion was utilized to recognize revenue from Jan. 1, 2008. Only revenue recognition of Tsining JunJing II is under this method. The percentages of completion of the construction for each building as at September 30, 2009 are shown below:

Tsining JunJing II Phase one Buildings	Percentage of Completion
1#	97.11%
2#	98.99%
3#	98.81%
4#	97.73%
5#	99.03%
6#	91.33%
7#	99.48%
8#	99.61%
9#	89.96%
14#	96.82%
15#	99.91%
20#	97.25%
21#	96.86%

Tsining JunJing II Phase two Buildings	Percentage of Completion
10#	46.78%
11#	52.79%
12#	46.96%
13#	62.90%
18#	47.50%
24#	40.64%

The above are all the buildings under pre-sale in JunJing II Phase One and Phase Two.

Revenues from projects completed

The revenue from completed projects totaled $1,792,053 in the three months ended September 30, 2009, compared to $224,221 during same period of 2008. The overall real estate market in China is stronger than last year. A large portion of revenue came from the sales of commercial units in the Tsining 24G project, which have higher average selling price and contributing approximately $1.6 million in revenues.

Other income

Other income includes property management fees, rental income, revenues from the disposal of fixed assets as well as government’s allowance for the equivalent cost of interest on the Company’s investments required to support infrastructure construction, continued river management and suburban planning for the entire Baqiao high-technology industrial park. We recognized $1,065,363 in other income for the three months ended September 30, 2009 compared with $70,070 in the same period of 2008. The 1,420% increase is mainly due to the acquisition of Xinxing Property Management, which contributed approximately $643,861 property and hotel management revenues to our consolidated revenues, and the increased rental income from existing commercial units.

Cost of properties and land

The cost of properties and land in the three months ended September 30, 2009 increased 169.7 percent to $16,374,170 compared with $6,071,599 in the same period of 2008. The increase was primarily a result of the increased sales volume in our JunJing II Phase One and Phase Two projects.

Gross profit and profit margin

Gross profit for the three months ended September 30, 2009 was $7,419,475, representing an increase of 403 percent from $1,474,163 in the same period of 2008. The gross profit margin for the three months ended September 30, 2009 was 31.2 percent compared with 19.5 percent in the same period of 2008. The relatively low gross margin in the third quarter of 2008 is primarily due to the fact that residential units sold in that quarter were subject to a marketing campaign that utilized favorable prices to attract market interest and encourage future sales. This year we concentrated more on the research and development and we are able to deliver real estate with better quality and increased average sales price. Meanwhile the performance of sales is much better with the improvement in market conditions. Our gross margin increased due to all these factors.

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) for the three months ended September 30, 2009 increased 56.9 percent to $ 2,501,688 from $ 1,594,514 in the same period of 2008. The increase in SG&A is associated with the increased sales. This quarter’s SG&A mainly include marketing expenses associated with Tsining JunJing II Phase One and Phase Two as well as administrative and marketing expenses related to the Puhua project. SG&A accounted to 10.5% of total revenue in the third quarter of 2009 compared to 21.13% for the same period in 2008.

Stock-based compensation

We incurred stock-based compensation expenses amounting to $87,777 in the three months ended September 30, 2009, which was for the common stock issued for service provided by the Company’s former CFO. We recorded $3,000,000 in the same period of 2008 for 750,000 shares of common stock granted to members of management for their 2007 services. The number of shares granted to each individual is calculated in accordance with the Company’s Detail Implementation Rule for Restricted Stock Incentive Plan of 2007-2008. The compensation was based on the stock price on the grant date of July 2, 2008, which was the day the awards were formally approved by the Board of Directors.

Other expenses

Other expenses consist mainly of late delivery settlements and maintenance costs.  Other expenses in the three months ended September 30, 2009 increased 366.8 percent to $284,044 compared with $60,848 in the same period of 2008. Combined with the delivery and sales from the JunJing project, the expenses increased slightly.

Operating profit and operating profit margin

Operating profit is defined as gross profit minus selling, general and administrative expenses, stock-based compensation, security registration expenses and other expenses.  Operating profit in the three months ended September 30, 2009 was $3,966,191 compared with $3,181,199 operating loss in the same period of 2008, primarily due to the higher revenues generated by Tsining JunJing II Phase One and Phase Two and insignificant stock-based compensation. As a result, the operating profit margin was 16.67 percent for the third quarter of 2009 compared with negative 42.2 percent for the same period of 2008.

Interest expense

Interest expense in the three months ended September 30, 2009 decreased 35 percent to $417,809 from $638,228 in the same period of 2008. This is primarily due to the capitalization of interest in the construction in progress and repayment of the $7.3million bank loan. In 2008, the Company signed a RMB 1 billion (about $147 million) construction credit line agreement with China Construction Bank. During 2008, we drew down approximately $22 million of the credit line. During the three months ended September 30, 2009, the company drew down another $13 million of the credit line and repaid $7.3 million. The loan from China Construction Bank has an interest rate that floats at 110 percent of the People’s Bank of China reference rate.

Change in fair value of embedded derivative

The embedded derivative is related to the Company’s $20 million Convertible Debt offering completed in January 2008. The change in the fair value of embedded derivatives was a periodic adjustment to the estimated cost to the Company, which was provided by the Cox-Ross-Rubinstein Binomial Lattice valuation model (CRR model).

The CRR model depends on the following assumptions: the Company’s common stock price underlying the warrants; strike price; conversion price; expected life; expected volatility; risk free interest rate; and dividend rate. During the third quarter of 2009, our common stock price experienced large fluctuations with the price decreasing from $5.76 on June 30, 2009 to $3.85 on September 30, 2009. The decrease in stock price and expected volatility caused a decrease in fair value for warrants and the change of fair value was booked as a reverse of non-cash expense.

The company recorded $(2,695,306) in the change in fair value of embedded derivatives in the three months ended September 30, 2009 compared with $(2,101,825) in the same period of 2008.

Change in fair value of warrants

In 2006, 2007 and 2008, the Company issued warrants in conjunction with the issuance of common shares or Convertible Debt. The warrants permit the investors to buy additional common shares at the prices specified in the warrant agreements.

An investor typically only exercises a warrant to buy common shares when the stock price is higher than the warrant exercise price. In the three months ended September 30, 2009, 273,887 warrants were exercised. The investor pays the exercise price and the Company covers the difference between the warrant exercise price and the share price at the time of conversion.

In addition, the Company was required to estimate the fair value of its remaining warrants outstanding and adjust the value as appropriate, and it chose to use the Cox-Ross-Rubinstein Binomial Lattice valuation model to estimate their fair value.

The change in fair value of warrants was $(3,042,752) in the three months ended September 30, 2009, compared to $(2,939,563) during the same period of 2008, which consisted of the periodic adjustment to the estimated cost to the company to provide the common shares, assuming that all of the warrants will be exercised sometime in the future. The basis for estimating the cost to provide the common shares was provided by the valuation model. The CRR model depends on the following assumptions: the Company’s common stock price underlying the warrants; strike price; expected life; expected volatility; risk free interest rate; and dividend rate. During the third quarter of 2009, our common stock price experienced large fluctuations with the price decreasing from $5.76 on June 30, 2009 to $3.85 on September 30, 2009. The decrease in stock price and expected volatility caused a decrease in fair value for warrants and the change of fair value was booked as a reverse of non-cash expense.

Security registration expenses

Pursuant to the agreement with the investors of the 5% Senior Secured Convertible Debt, the Company was required to pay the investors certain late registration payments (“Late Payments”) if the company failed to file a Registration Statement within 60 days after the closing date of the 5% Senior Secured Convertible Debt. The Company commenced negotiations with the investors of the 5% Senior Secured Convertible Debt to waive the Late Payments in December 2008, as both parties believed that the registration statement would become effective within a short period of time. However, as the registration statement has not become effective as of September 2009, the investors of the 5% Senior Secured Convertible Debt have decided to claim the Late Payments. The Company has accrued for the Late Payments of $579,775 in the third quarter. On September 28, 2009, the Company reached a First Amendment (the “Amendment”) with the Investors to settle the Late Payments, in the amount of $2,400,000, by the issuance of 614,290 common stock shares. The 614,290 common stock was determined by dividing $2,400,000, the total Late Payments up to September 28, 2009, by 95% of the historical volume weighted average price (“VWAP”) of the common stock shares, as determined by using Bloomberg function VWAP, for the immediate preceding 30 days period. In accordance with the Amendment, the Investors will waive any further Late Payments against the Company under the Registration Rights Agreement. We do not expect any similar claim in the future.

The security registration expenses were $579,775 for the three months ended September 30, 2009, compared with $0 in the same period of 2008.

Recovery of income taxes

The Company recognized an income tax benefit of $3,652,886 in the three months ended September 30, 2009, compared with $388,308 in the same period of 2008. In the third quarter, the Company reached an income tax settlement with local tax bureau. Based on the settlement, Hao Tai, a subsidiary of the Company, received a tax credit of $4.86 million. The Company estimated the tax provision for other subsidiaries based on a 25% statutory rate.

Non-controlling Interest

We recorded a $86,121 loss attributable to non-controlling shareholder of Puhua and Success Hill, which was related to the formation of Puhua in the third quarter of 2008. We did not have any loss attributable to non-controlling shareholder in the same period of 2008 before Puhua’s formation.

Net income

Net income for the three months ended September 30, 2009 increased 778.6 percent to $12,714,128 compared to $1,447,072 in the same period of 2008.

We believe that the net income increase was a result of multiple factors. The overall real estate market condition in Xi’an has improved since the beginning of 2009 and through the third quarter, which is also demonstrated in the pre-sales results of our current projects under construction, i.e. JunJing II Phase one and Phase two. In the third quarter, we were able to recognize approximately $21 million as revenue from JunJing II project and were able to secure approximately $21.95 million new contracts. As of September 30, 2009, we have pre-sold 111,463 sq. meters out of 136,012 sq. meters total GFA of Junjing II Phase one, approximately 82% on the GFA basis and 91% on the unit basis.

With the introduction of JunJing II Phase two, we are also expecting the gross margin will be improved slightly in the future, which is primarily because of its better quality and higher average price in JunJing II Phase two. The average price for Phase two has reached $726/square meter, $17 higher than Phase one.

The periodic revaluation of derivatives and warrants also contributed approximately $5.7 million during the quarter mainly due to the decrease of our common stock price. The large fluctuation in our common stock price in recent months has resulted in an approximately $13.1 million revaluation non-cash charge in the second quarter of 2009.

The settlement of tax with the local tax bureau during the third quarter also contributed approximately $4.86 million, which is considered to be a one-time gain.

Basic and diluted earnings per share

Basic earnings per share was $0.41 in the three months ended September 30, 2009, compared to $0.05 in the same period of 2008. Diluted earnings per share was $0.24 in the three months ended September 30, 2009, compared to $0.04 in the same period of 2008. The number of shares outstanding doesn’t change significantly from year to year. Earnings available to distribute increased greatly from $1.45 million in third quarter of 2008 to $12.71 million in the third quarter of this year. The EPS and diluted EPS reflected the Company’s improved performance during the third quarter of this year.

Common shares used to calculate basic and diluted EPS

The weighted average shares outstanding used to calculate basic earnings per share was 31,134,137 shares in the three months ended September 30, 2009 and 30,877,453 shares in the same period of 2008. The weighted average shares outstanding used to calculate the diluted earnings per share was 32,972,253 shares in the three months ended September 30, 2009 and 30,882,483 shares in the same period of 2008.

Foreign exchange

The company operates in China and the functional currency is Chinese Renminbi (RMB) but the reporting currency is U.S. dollar, based on the exchange rate of the two currencies. The fluctuation of exchange rates during the three months ended September 30, 2009 and the same period of 2008, when translating the operating results and financial positions at different exchange rates, created the accrued gain (loss) on foreign exchange. The gain on foreign exchange in the three months ended September 30, 2009 was $69,244, compared with $911,996 in the same period of 2008.

Nine Months Ended September 30, 2009 Compared With Nine Months Ended September 30, 2008

Revenues

Total revenues for the nine months ended September 30, 2009 increased 135.9 percent to $60,240,247 from $25,536,889 for the nine months ended September 30, 2008.

	Nine months	Nine months
	ended	ended
Revenues by project:	September 30, 2009	September 30, 2008
US dollars

Project Under Construction
Tsining JunJing II Phase One	$42,457,017	$18,967,385
Tsining JunJing II Phase Two	9,764,537	-
Puhua Project	-	-

Projects Completed
Tsining JunJing I	473,878	4,531,413
Tsining 24G	3,469,461	100,896
Tsining In Home	472,598	102,361
Additional Project	197,600	306,761
		-
Infrastructure Project
Baqiao infrastructure construction	-	1,046,051

Project In Process
Baqiao	-	-

Revenues from the sale of properties	$56,835,091	$25,054,867

The revenues from the sale of properties in the nine months ended September 30, 2009 increased 126.8 percent to $56,835,091 from $25,054,867 in the same period of 2008. The increase was primarily due to the increased revenue from Tsining JunJing II Phase One and Phase Two

As a result of the utilization of the full accrual method of accounting for infrastructure projects, we have not recognized revenues from the infrastructure project in the Baqiao area. We expect to recognize the revenues associated with the construction of the river dam in the third quarter 2009 when the project is delivered to the local government.

Revenues by project:	9 months ended September 30, 2009		9 months ended September 30, 2008
US$
Project Under Construction
Tsining JunJing II Phase Two contract sales		$19,067,319
Revenue		$9,764,537
Total gross floor area (GFA) available for sale		112,556
GFA sold during the period		26,062
Remaining GFA available for sale		86,494
Percentage of completion		47.17%
Percentage GFA sold during the period		23.2%
Percentage GFA sold to date		23.2%
Average sales price per GFA		$732

Tsining JunJing II Phase one contract sales		$34,916,823		$29,796,163
Revenue		$42,457,017		$18,967,385
Total gross floor area (GFA) available for sale		136,012		136,012
GFA sold during the period		54,457		52,144
Remaining GFA available for sale		24,549		83,868
Percentage of completion		94.44%		57.09%
Percentage GFA sold during the period		40.04%		38.34%
Percentage GFA sold to date		81.95%		38.34%
Average sales price per GFA		$641		$571

Projects Completed
Tsining JunJing I		$473,878		$4,531,413
Total gross floor area (GFA) available for sale		167,931		167,931
GFA sold during the period		- 317		5,709
Remaining GFA available for sale		9,822		16,474
Percentage of completion		100%		100%
Percentage GFA sold during the period		-0.19%		3.40%
Percentage GFA sold to date		94.15%		93.59%
Average sales price per GFA	$	**		$794

Tsining-24G		$3,469,461		$100,896
Total gross floor area (GFA) available for sale		43,563		43,563
GFA sold during the period		3,794		- 299
Remaining GFA available for sale		2,266		5,977
Percentage of completion		100%		100%
Percentage GFA sold during the period		8.71%		-0.69%
Percentage GFA sold to date		94.80%		86.28%
Average sales price per GFA		$914	$	**

Tsining In Home		$472,598		$102,361
Total gross floor area (GFA) available for sale		30,072		30,072
GFA sold during the period		1,130		295
Remaining GFA available for sale		1,720		2,900
Percentage of completion		100%		100%
Percentage GFA sold during the period		3.76%		0.98%
Percentage GFA sold to date		94.28%		90.36%
Average sales price per GFA		$418		$348

Average sales price per GFA	$	N/A	$	N/A

Additional Projects		$197,600		$306,761

Infrastructure Project
Baqiao infrastructure construction		$-		$1,046,051

Project In Process
Baqiao		$-		$-

Revenues from the sales of properties		$56,835,091		$25,054,867

** The figure is unavailable due to return of units during this period.

Revenues from projects under construction

Tsining JunJing II Phase One

Tsining JunJing II Phase One was our major revenue generating construction project in the nine months ended September 30, 2009, contributing $42,457,017 in revenues. By September 30, 2009, we had pre-sold approximately 1,077 units in the project, totaling approximately 111,463 square meters.

Tsining JunJing II Phase Two

Tsining JunJing II Phase Two consists of 12 middle-rise and high-rise buildings with total expected revenues of approximately $94.1 million. We officially started the pre-sales in the second quarter of 2009 and were able to secure $19.1 million in sales contracts for 224 units of which we recognized approximately $9.8 million in the first nine months of 2009.

Revenues from projects completed

Revenues in the nine months ended September 30, 2009 for completed projects decreased 8.49% percent to $4,613,537 compared with $5,041,431 in the same period of 2008. The decrease in revenues for the nine months ended September 30, 2009 was primarily due to reduced sales of JunJing I project, as most units of the project were sold out.

Other income

Other income includes property management fees, rental income, revenues from the disposal of fixed assets as well as government’s allowance for the equivalent cost of interest on the Company’s investments required to support infrastructure construction, continued river management, and suburban planning for the entire Baqiao high-technology industrial park. We recognized $3,405,156 in other income for the nine months ended September 30, 2009 compared with $482 022 in the same period of 2008. The 606% increase is mainly due to the acquisition of Xinxing Property Management during the first quarter of 2009, which contributed approximately $1,787,705 property and hotel management revenues to our consolidated revenues.

Cost of properties and land

The cost of properties and land in the nine months ended September 30, 2009 increased 109.6 percent to $41,266,855 compared with $19,691,432 in the same period of 2008. The increase was primarily a result of the increased sales volume in our JunJing II Phase One and Phase Two projects.

Gross profit and profit margin

Gross profit for the nine months ended September 30, 2009 was $18,973,392, representing an increase of 224.6 percent from $5,845,457 in the same period of 2008. The gross profit margin for the nine months ended September 30, 2009 was 31.5 percent compared with 22.9 percent in the same period of 2008. The increase in the gross profit margin was mainly due to our different product mix and our marketing strategy. The residential units we sold during the nine months ended September 30, 2009 generally had higher profit margins than the units sold in the same period of 2008. In addition, due to the fact that we had a marketing campaign for our JunJing II project from the second quarter of 2008 and used favorable prices to attract market interest and encourage future sales. This year we concentrated more on the research and development and we are able to deliver real estate with better quality and increased average sales price. Meanwhile the performance of sales is much better with the improvement in market conditions. Our gross margin increased because of all these factors.

Selling, general and administrative expenses

SG&A for the nine months ended September 30, 2009 increased 40.6 percent to $5,853,458 from $4,161,865 in the same period of 2008. The increase in SG&A is due to the increased sales, for example, the marketing expenses associated with Tsining JunJing II Phase One and Phase Two projects and the administrative expenses and marketing expenses related to the Puhua project. However the ratio of SG&A to total revenues for the nine months decreased from 16.3% in 2008 to 9.72% in 2009, because the Company is improving the management and become more and more efficient in operation.

Stock-based compensation

We incurred stock-based compensation expenses amounting to $87,777 in the nine months ended September 30, 2009, common stock issued for service provided by the Company’s former CFO: this amount is compared to $3,000,000 in stock- based compensation expenses in the same period of 2008 for 750,000 shares of common stock granted to members of management for their 2007 services. The number of shares granted to each individual was calculated in accordance with the Company’s Detail Implementation Rule for Restricted Stock Incentive Plan of 2007-2008. The compensation was based on the stock price on the grant date of July 2, 2008, which is the day the awards were formally approved by the Board of Directors.

Other expenses

Other expenses consist mainly of late delivery settlements and maintenance costs.

Other expenses in the nine months ended September 30, 2009 increased 517.7 percent to $474,167 compared with $76,758 in the same period of 2008. The Company incurred a larger amount of expenses regarding the delivery and sales of JunJing project.

Operating profit and operating profit margin

Operating profit in the nine months ended September 30, 2009 was $10,771,473 compared with $1,393,166 operating loss in the same period of 2008 , primarily due to the higher revenue generated by Tsining JunJing II Phase One and Phase Two. As a result, the operating profit margin was 17.88 percent for the nine months ended September 30, 2009 compared with negative 5.5 percent for the same period of 2008.

Interest expense

Interest expense in the nine months ended September 30, 2009 decreased 31 percent to $1,202,786 from $1,736,344 in the same period of 2008. This change was primarily due to the capitalization of interest in construction in process and repayment of a 18.4 million bank loan. In mid-2008, the Company signed a RMB 1 billion (about $147 million) construction credit line agreement with China Construction Bank. During 2008, we drew down approximately $22 million of the credit line. The company repaid $18.4 million during the nine months ended September 30, 2009. The loan from China Construction Bank has an interest rate that floats at 110 percent of the People’s Bank of China reference rate.

Change in fair value of embedded derivative

The Company recorded $3,017,272 expense in the change in fair value of embedded derivatives in the nine months ended September 30, 2009 compared with $2,556,313 reverse of expense in the same period of 2008.

Change in fair value of warrants

In 2006, 2007 and 2008 the Company issued warrants in conjunction with the issuance of common shares or Convertible Debt. The warrants permit the shareholders to buy additional common shares at the prices specified in the warrant agreements.

During the nine months ended September 30, 2009, 370,810 warrants were exercised. A shareholder typically only exercises a warrant to buy common shares when the stock price is higher than the warrant exercise price. The shareholder pays the exercise price and the Company covers the difference between the warrant exercise price and the share price at the time of conversion.

In addition, the Company was required to estimate the fair value of its remaining warrants outstanding and adjust the value as appropriate, and it chose to use the Cox-Ross-Rubinstein Binomial Lattice valuation model to estimate their fair value.

The change in fair value of warrants was $4,012,736 in the nine months ended September 30, 2009, compared to $(3,895,615) during the same period of 2008, which consisted of the periodic adjustment to the estimated cost to the company to provide the common shares, assuming that all the of the warrants will be exercised sometime in the future. The basis for estimating the cost to provide the common shares was provided by the valuation model. The CRR model depends on the following assumptions: the Company’s common stock price underlying the warrants; strike price; expected life; expected volatility; risk free interest rate; and dividend rate. During the first nine months of 2009, our common stock price experienced large fluctuations with the price increasing from $1.29 on December 31, 2008 to $3.85 on September 30, 2009. The increase in stock price and expected volatility caused an increase in fair value for warrants and the change of fair value was booked as a non-cash expense.

Security registration expenses

Pursuant to the agreement with the investors of the 5% Senior Secured Convertible Debt, the Company was required to pay the investors certain late registration payments (“Late Payments”) if the company failed to file a Registration Statement within 60 days after the closing date of the 5% Senior Secured Convertible Debt. The Company commenced negotiations with the investors of the 5% Senior Secured Convertible Debt to waive the Late Payments in December 2008, as both parties believed that the registration statement would become effective within a short period of time. However, as the registration statement has not become effective as of September 2009, the investors of the 5% Senior Secured Convertible Debt have decided to claim the Late Payments. The Company has accrued for the Late Payments of $579,775 in the third quarter. On September 28, 2009, the Company reached a First Amendment (the “Amendment”) with the Investors to settle the Late Payments, in the amount of $2,400,000, by the issuance of 614,290 common stock shares. The 614,290 common stock was determined by dividing $2,400,000, the total Late Payments up to September 28, 2009, by 95% of the historical volume weighted average price (“VWAP”) of the common stock shares, as determined by using Bloomberg function VWAP, for the immediate preceding 30 days period. In accordance with the Amendment, the Investors will waive any further Late Payments against the Company under the Registration Rights Agreement. We do not expect any similar claim in the future.

The security registration expenses were $1,786,517 for nine months ended September 30, 2009, compared with $0 in the same period of 2008.

Recovery of income taxes

The company booked a recovery for income tax provision of $1,591,331 compared with $0 in the same period of 2008. The Company calculates income tax provision based on the 25% statutory rate for each of the subsidiaries. The recovery was caused by the tax settlement between Hao Tai and the local tax bureau. Due to the settlement the Company recovered around $4.86 million in the third quarter.

Non-controlling Interest

We recorded a $279,155 loss attributable to non-controlling shareholder of Puhua and Success Hill in the nine months ended September 30, 2009, which was related to the formation of Puhua in 2008. We did not have any loss attributable to non-controlling shareholder in the same period of 2008 before Puhua’s formation.

Net income

Net income in the nine months ended September 30, 2009 increased 33.8 percent to $3,519,860 from $2,630,636 in the same period of 2008.

We believe the net income increase was primarily due to the significantly improved sales. The overall real estate market condition in Xi’an has improved since the beginning of 2009 and through the third quarter, which is also demonstrated in the pre-sales results of our current projects under construction, i.e. JunJing II Phase one and Phase two. In the third quarter, we were able to recognize approximately $21 million as revenue and were able to secure approximately $21.95 million in new contracts. As of September 30, 2009, we have pre-sold 111,463 sq. meters out of 136,012 sq. meters total GFA of Junjing II Phase one, approximately 82% on the GFA basis and 91% on the unit basis.

With the introduction of JunJing II Phase two, we also expect the gross margin to improve slightly in the future, primarily because of the generally better quality and higher average price of JunJing II  Phase two. The average price for Phase two has reached $732/square meter, $91 higher than Phase one.

Basic and diluted earnings per share

Basic earnings per share was $0.11 in the nine months ended September 30, 2009, compared to $0.09 in the same period of 2008. Diluted earnings per share was $0.11 in the nine months ended September 30, 2009, compared to $0.07 in the same period of 2008. The number of shares outstanding doesn’t change significantly from year to year. But earnings available to distribute increased greatly from $2.63 million in third quarter of 2008 to $3.52 million this year. The improved EPS and diluted EPS mainly demonstrated the good performance of the Company during the first nine months of this year.

Common shares used to calculate basic and diluted EPS

The weighted average shares outstanding used to calculate basic earnings per share was 30,987,760 shares in the nine months ended September 30, 2009 and 30,389,712 shares in the same period of 2008. The weighted average shares outstanding used to calculate the diluted earnings per share was 30,996,953 shares in the nine months ended September 30, 2009 and 30,436,461 shares in the same period of 2008.

Foreign exchange

The company operates in China and the functional currency is Chinese Renminbi (RMB) but the reporting currency is U.S. dollar, based on the exchange rates of the two currencies. The fluctuation of exchange rate during the nine months ended September 30, 2009 and the same period of 2008, when translating the operating results and financial positions at different exchange rates, created the accrued gain (loss) on foreign exchange. The loss on foreign exchange in the nine months ended September 30, 2009 was $242,176, compared with a gain of $6,176,248 in the same period of 2008.

Cash flow discussion

There is net cash outflow of $18,341,447 during the nine months ended September 30, 2009 compared with $11,259,992 cash inflow during the same period of 2008.

The major cash outflow is from operating activities. The outflow was $10,808,209 in the nine months ended September 30, 2009 and $14,884,371 in the same period of 2008. In the nine month of this year, cash is used for the development of Tsining JunJing II Phase One, Phase Two and Puhua Project.

A cash inflow $447,990 appeared at investing activities segment in the nine months ended September 30, 2009, compared with the cash outflow of $617,060 for the same period of 2008. The increase was primarily due to a change in restricted cash, which brought $110,130 cash inflow to the Company instead of $755,376 outflow last year.  Also, the cash from acquired business contributed $0.5 million cash for the nine months ended September 30, 2009.

There was a cash outflow of $7,981,228 for financing activities in the nine months ended September 30, 2009 compared with $26,761,423 of inflow in 2008. The difference is primarily attributable to the fact that the Company issued the $20 million Convertible Debt and warrants in the first quarter of 2008. Meanwhile the Company also repaid $18.4 million bank loan creating a significant cash outflow.

Debt leverage

Total debt consists of Payables for acquisition of businesses, Loans from employees, Loans payable and Convertible Debt.

Total debt outstanding as of September 30, 2009 was $52,641,189 compared with $59,186,304 on December 31, 2008.

Net debt outstanding (total debt less cash) as of September 30, 2009 was $32,857,725 compared with $20,955,952 on December 31, 2008. Cash decreased to $19.1 million at September 30, 2009 from $37.4 million on December 31, 2008 is a major reason. The company's net debt as a percentage of total capital (net debt plus shareholders' equity) was 21 percent on September 30, 2009 and 16 percent on December 31, 2008, which increased slightly due to the cash balance decrease.

Liquidity and capital resources

Our principal liquidity demands are based on the development of new properties, property acquisitions, and general corporate purposes.

As of September 30, 2009, we had $19,089,130 of cash and cash equivalents, a decrease of $18,336,210, compared with $37,425,340 of cash and cash equivalents as of December 31, 2008 and an increase of $8,955,530 as of June 30, 2009. Our cash flow from operating activities used over $10.8 million during the nine months ended September 30, 2009 compared with an outflow of $15.1 million in the Second quarter ended June 30, 2009. Along with progress in projects, we started seeing positive cash flow from operations and we can use this internal generated cash flow to fund our projects in the pipeline.

The Company leases part of its office and hotel space under various operating lease agreements. The future minimum rental payments required under the operating lease agreements are summarized below.  The Company entered into a contract with Xi’an Baqiao local government for a rubber dam construction project. The Company is committed to expend approximately $1 million on this project.  As of September 30, 2009, the Company had one land use right with an unpaid balance of approximately $2.6 million. The balance is not due until the vendor removes the existing building on the land and changes the zoning status of the land use right certificate.

	Payment due by period
Commitments and Contingencies	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Rental lease	$336,859	$86,292	$52,806	$52,806	$144,955
Rubber dam construction	1,025,461	1,025,461	-	-	-
Land use right	2,592,951	-	2,592,951	-	-
Total	$3,997,854	$1,149,405	$2,664,207	$52,775	$151,467

Financial obligations

As of September 30, 2009, we had total bank loans of $29,591,867 with a weighted average interest rate of 9.08 percent.

Mortgage debt (total bank loans) is secured by the assets of the company.

Loans payable

Loans payable represent amounts due to various banks and are due on demand or normally due within one or two years. These loans generally can be renewed with the banks when the loans mature.

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

On June 28, 2008, the Company signed a strategic partnership Memorandum of Understanding (“MOU”) with China Construction Bank Xi’an Branch that established a RMB 1 billion credit line for real estate development of the Company and its subsidiaries. Under the MOU, the Company and its subsidiaries are required to set up a basic deposit account with China Construction Bank, to maintain a current ratio of not less than 90% and to maintain liabilities to assets ratio of not greater than 65%. On August 28, 2008, the Company entered a first loan agreement with China Construction Bank Xi’an Branch to draw down the first RMB 150 million loans, which will mature on August 27, 2011. $21,986,075 (RMB 150 million) was received by the Company on December 31, 2008. During the nine months ended September 30, 2009, the Company paid down the loan to $7,617,708 (RMB 52 million). On August 30, 2009, the Company entered a second loan agreement with China Construction Bank Xi’an Branch to draw down another RMB 85 million loan, which will mature on September 8, 2012. $12,452,023 (RMB 85 million) was received by the Company by September 30, 2009.

As of December 31, 2008 and September 30, 2009, our current ratios were approximately 255.1% and 221.8%, respectively, and our liabilities to assets ratios were approximately 49.3% and 49.1%, respectively. The Company will be able to draw down approximately another $107.3 million before we reach the maximum liabilities to assets ratio of 65%.

The following table summarizes the amounts and types of the Company's obligations and provides the estimated period of maturity for the financial obligations by class as of September 30, 2009:

Obligations Due by Period	1 year	1-3 years	3-5 years
(Millions of dollars)

Current liabilities:
Accounts payable	$18.64
Income taxes payable		$6.55
Other payables		$4.40
Advances (deposits) from customers		$9.25
Accrued expenses	$4.84
Current portion of long term loans payable	$9.52

Long-term liabilities:
Warranties liabilities			$4.72
Deferred tax		$11.50
Fair value of embedded derivatives			$3.78
Convertible Debt			$14.51

Long-term debt:
Loans payable		$20.07
Payable for acquisition of businesses	$6.34
Loans form employees		$2.20

The following table summarizes the company's loans payable that were outstanding as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Commercial Bank Weilai Branch
Due December 25, 2009, annual interest rate is 7.5%, secured by the Company's 24G project	$1,464,944	$5,130,084

Commercial Bank Weilai Branch
Due August 29, 2010, annual interest rate is 10.21%, guaranteed by Tsining and secured by the Company's Tsining building and part of Jun Jing Yuan II project	5,127,304	5,130,084

Xi'an Rural Credit union Zao Yuan Rd. Branch
Due July 3, 2010, annual interest rate is 8.83%, secured by the Company's Jun Jing Yuan I, Yuan I, Han Yuan and Xin Xing Tower projects	2,929,888	3,371,198

China Construction Bank, Xi'an Branch
Due August 27, 2011, floating interest rate based on 110% of People’s Bank of China annual interest rate, secured by the Company's Jun Jing II project	7,617,708	21,986,076

China Construction Bank, Xi'an Branch
Due September 8, 2012, floating interest rate based on 110% of People’s Bank of China annual interest rate, secured by the Company's Jun Jing II project	12,452,023	-

Total	$29,591,867	$35,617,442

The currently indicated annual interest requirement on these loans totals about $2.7 million. The loan from China Construction Bank has an interest rate that floats at 110 percent of the People’s Bank of China reference rate.

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

(b)     Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

China Housing & Land Development, Inc.

November 12, 2009	By:	/s/	Xiaohong Feng
Xiaohong Feng
Chief Executive Officer
(Principal Executive Officer)

November 12, 2009	By:	/s/	Cangsang Huang
Cangsang Huang
Chief Financial Officer
(Principal Financial and Accounting Officer)