Form 10-K
period 2009-12-31
China Housing & Land Development, Inc.
filed 2010-03-15
CIK 1303330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $ .001 par value per share	NASDAQ Capital Market

 Securities registered pursuant to Section 12(g) of the Act: none.

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act.  Yes ☐    No  ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange
Act.   Yes  ☐    No  ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The number of shares outstanding of our common stock as of June 30, 2009, was 30,948,340 shares. The aggregate market value of the common stock held by non-affiliates (12,910,977 shares), based on the closing market price ($5.76 per share) of the common stock as of June 30, 2009 was $74,367,228.

As of March 12, 2010 the number of shares of the registrant’s classes of common stock outstanding was 33,065,386.

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

ITEM 1 BUSINESS
OUR COMPANY

We are a leading residential developer with focus on fast growing Tier II and Tier III cities in Western China. We are dedicated to provide quality and affordable housing to middle class families. The majority of our customers are first time home buyers which, we believe, have increasing purchasing power and will benefit from China’s rapid GDP growth.

We commenced our operation since 1999 in Xi’an and are considered as the industry leader and largest private residential developer in the region. We have experienced significant growth in the past 11 years and have completed over 1.2 million square meters of residential projects. With the introduction of modern design and technology, as well as the strict cost control system, we are able to offer our customers high cost-effective products. Most of our projects are designed by world-class architectures from United States and Europe that have brought green technologies into our projects.

As we are focusing on the demand from first time home buyers and first time up-graders in Western China, the majority of our apartments are between  70 square meters to 120 square meters in size, which is considered as a stable market section in Western China. Our typical residential project have the size of 100,000 square meters and consists of multiple high-rise, middle-rise and low-rise buildings as well as a community center, commercial units, kindergarten and other auxiliary facilities. In addition, we provide property management services to our developments and have an exclusive membership system for our customers. We generated a large portion of our sales through the recommendations of our existing customers.

We acquired our land reserve and development site through primary land development with local government, open-market auctions acquisition of old factories from the government and distress assets from commercial banks. Not depending on a single land acquisition method enables us to achieve reasonable land cost and higher return from our developments. We intend to continue our expansion into other strategically selected cities in Western China by leveraging our well-recognized brand name and scalable business model.

Our Strategies

We are primarily focused on the development, management and sale of residential real estate properties to capitalize on the rising demand from China’s emerging middle class.  We strive to become the market leader in Western China and plan to implement the following specific strategies to achieve our goal:

Consolidate through Acquisition and Partnership. Currently, the residential real estate market in Western China is fragmented with many small players. We believe that this will provide us with opportunities for acquisitions or partnering. We believe acquisitions will provide us better leverage in negotiations and better economies of scale.

Expand into Other Tier II and Tier III Cities. We believe our proven business model and expertise can be replicated in other Tier II and Tier III cities, especially in Western China. We have identified certain cities with attractive dynamics.

Continue to Focus on the Middle Market. We believe the emerging middle class will offer an attractive opportunity for growth, since its purchasing power is growing and it has a strong desire for ownership driven by the influence of Chinese culture and values. We plan to leverage our brand name, experience and design capabilities to meet the demand from the middle class.

Our Competitive Strengths

We believe we have the following competitive strengths and they will enable us to compete effectively and to capitalize on the growth opportunities in our market:

Leading position in our market and industry
We are one of the largest private residential real estate developers in Western China. We believe that we have strong design and sales capabilities and a well recognized brand name in the region. With strong local project experience and long term working relationships with central and local governments, we have been able to acquire significant land assets at reasonable costs, providing a strong pipeline of future business and revenues over the next three to five years.

Attractive market opportunity
The real estate market in Western China has grown slower than in Eastern China. We believe the region is well positioned to grow at faster rates for the next few years due to social, economic, regulatory and government stimulus-related factors. Our revenue has recovered from the 2008 economic downturn with US$73,579,325 in 2007 to US$24,306,062 in 2008 to US$78,511,269 in 2009. Our business model has proven to be efficient and we plan to expand into other Tier II and Tier III cities in Western China. Our growth strategy is focused on Western China, and we believe we will significantly benefit from the Chinese government’s “Go West” policy, which encourages economic development and population movement to Western China.

Unique and proven business model
With strong local project experience and long term working relationships with the central and local governments, we have been able to acquire land assets at more attractive costs compared to our competitors. We are primarily focused on capitalizing on rising demand for properties from China’s emerging middle class, which has significant purchasing power and a strong demand for residential housing. In order to leverage our brand to appeal to the middle class, we use various advertising media to market our property developments and to reach our target demographic, including newspapers, magazines, television, radio, e-marketing and outdoor billboards. We believe that our brand is widely recognized in our market, known for high quality at cost-effective prices.

Experienced management team
We have an experienced management team with a proven track record of developing and expanding our operations. Our top five managers have a total of more than 85 years of experience from developing residential properties. As a result, we have developed extensive core competencies, supplemented by in-house training and development programs. We believe that our management’s core competencies, extensive industry experience and long-term vision and strategy will enable us to benefit from growth opportunities.

Greater access to financing through multiple channels.
We enjoy multiple long term relationships with a number of high quality Chinese banks which ensures timely access to capital.  These facilities are mainly used for developments and the day to day running of the business. Besides traditional banks, we are also working with other financial institutions, such as trust companies and real estate funds to diversify our funding channels and risks.

Corporate History

We are a Nevada company and substantially conduct all of our business through our operating subsidiaries in China. We were incorporated in the state of Nevada on July 6, 2004, as Pacific Northwest Productions Inc. On May 4, 2006, we changed our name to China Housing & Land Development, Inc. Currently we own 6 operating subsidiaries in China.

On April 21, 2006, we acquired 100% shares of Xi’an Tsining Housing Development Co., Ltd (“Tsining”) through a share purchase agreement.

On March 9, 2007, we acquired 100% shares of Xi’an New Land Development Co., Ltd. (“New Land”).

On November 5, 2008, the Company and Prax Capital entered into a Joint Venture agreement to set up Puhua (Xi’an) Real Estate Development Co., Ltd.(“Puhua”). We have a 75% interest in Puhua.

On January 20, 2009, we signed an equity purchase agreement with the shareholders of Xi’an Xinxing Property management Co., Ltd. (“Xinxing Property”) and acquired 100% ownership of Xinxing Property and its 100% subsidiary Xi’an Xinxing Hotel management Co., Ltd. (“Xinxing Hotel”).

In March, 2009, we incorporated Wayfast Holdings Limited (“Wayfast”) with its 100% subsidiary - Clever Advance Limited (“Clever Advance”) and Gracemind Holdings Limited (“Gracemind”) with its 100% subsidiary - Treasure Asia Holdings Limited (“Treasure Asia”). They were holding companies and inactive during the year ended December 31, 2009.

CORPORATE STRUCTURE

BUSINESS

Overview

We are a leading real estate development company headquartered in Xi’an and doing business primarily in the western part of China. We are a leading residential developer and dedicated to provide quality and affordable housing to the middle class family..

Through our subsidiaries, Tsining, New Land, PuHua, and Xinxing Property, we are engaged in the development, construction, and sale of residential and commercial real estate units, as well as land development in Western China. Tsining has completed a number of significant real estate development and construction projects in Xi’an. Through Tsining, we expand our business into other developing urban markets in Western China.

Our business model has proven to be efficient and profitable since its inception. Typically, we divide each project into 5 deployment phases, spanning from land acquisition to after sale services.

Our average project development lasts over 2 years, and provides us with initial cash flow after 3 quarters.

Land Acquisition
To date, we have been successful in acquiring land from many sources including open market actions, co-development with local government and acquisitions of distressed assets, such as bankrupt factories. We have achieved this through long term working relations with the central and local governments.

Planning & Design
We work with world class architectures for most of projects and maintain an an in-house design team to combine our significant local knowledge. We also deploy advance cost control system and enterprise resource planning system, which enable us to monitor and analyze our construction cost and progress on a daily basis.

Construction
We do not undertake any construction– we outsource this function to qualified third parties through competitive processes. We have a strong track record of working with top construction companies and providing quality on-time delivery.

Marketing & Pre-Sales
We initiate pre-sales once we finish the foundation construction and get the pre-sales permit from the government– Our sales efforts are partly outsourced to external professionals. Currently, we work with well known sales agents for our developments, such as E-House and World Union Properties, which ranked number 1 and 2 in China, respectively. Pre-sales provide us with early income, with many projects becoming cash flow positive within 9 months.

After Sales Service
We always follow up with our customers after a sale to ensure good relationships and future recommendations. We also have a wholly-owned property management company which performs integrated after-sales services.

Corporate Information

Our principal executive office is located at 6 Youyi Lu, Han Yuan 4th Floor, Xi’an, 710054, People’s Republic of China. Our telephone number at this address is (86-29) 8258-2632 and our fax number is (86-29) 8258-2640.

Investor inquiries should be directed to us at the address and telephone number of our principal executive offices set forth above. Our website is http://www.chldinc.com .

Our Industry

We primarily focus on the development, management and sale of residential real estate properties in order to provide affordable housing to middle class consumers in Western China, especially first time purchasers and first time up-graders.  Our current development projects are mainly located in Xi’an, Shaanxi Province, the PRC. We are in the process of expanding into other Tier II and Tier III cities in Western China.

Overall Industry Overview

In early 2000, the Chinese real estate industry started to transition towards a market-oriented system. Although the Chinese government still owns all urban land in China, land use rights with terms of up to 70 years, can be granted to, and owned or leased by, private individuals and companies. A large and active market in the private sector has developed for sales and transfers of land use rights which were initially granted by the Chinese government. All property units built on such land belong to private developers for the term of period indicated. The recent transition in the real estate industry’s structure in China has fostered the development of real estate-related businesses, such as property development, property management and real estate agencies.

The significant growth of the Chinese economy during the past decade has led to a significant expansion of the real estate industry. This expansion has been supported by other factors, including increasing urbanization, growing personal affluence, as well as the emergence of the mortgage lending market. The following table sets forth selected statistics for the overall real estate industry in mainland China for the periods indicated.

	For the years ended December 31,
									2001-2008
	2001	2002	2003	2004	2005	2006	2007	2008	CAGR
Invest in real estate development($in billion)	76.6	94.2	122.5	158.9	192.2	290.4	345.4	417.7	25.20%
Total housing area (square feet in billion)	24.5	29.6	96.4	41.2	59.7	64.5	72.2	93.1	21.90%
Average price of properties sold($/square feet)	24.9	25.2	25.2	26.4	91.2	95.6	95.6	109.3	11.60%

Source: China Statistic Year Book (all government data is based on calendar year)

Growth Drivers

West China
We believe the industry is well positioned to grow at comparable rates for the next few years due to social, economic, regulatory and government stimulus-related factors. Key growth drivers include the following:

•
“Go West” policy. The "Go West" policy encourages economic development and population movement to the West covering: 6 provinces, 5 autonomous regions and 1 municipality; this area covered 56% of mainland China with only approximately 23% of its population. The plan was issued in 1999, and  is divided into 3 phases. Phase I form the bulk of the strategy include infrastructure development (transport, hydropower plants, energy, and telecommunications), introduction of foreign investment, increased efforts on ecological protection (such as reforestation), promotion of education, and retention of talent flowing to richer provinces. As of 2009, over 1 trillion yuan has been spent building infrastructure in Western China. The Western China’s GDP growth rate keeps about 12% in the past 10 years, which is higher than the national average (9.6%).  Significant foreign and domestic investments in Xi’an and throughout Western China are set to support the growth of the middle income categories. The strong demand in residential properties is also driven by increasing urbanization.

•	Increasing Urbanization in West China. The urban population in China has grown significantly over the past 10 years, creating higher demand for housing in many cities.

•	Urbanization rates in the Tier II cities is higher than in the rest of China

Over 300 million urban people are expected to need housing in urban areas over the next two decades. According to data from Xi’an Statistical Bureau, in 2008 the population of Xi’an was 8.4 million with an urbanization rate of 47%. The government plan to increase the Xi’an population to 10.7 million with an urbanization rate of 80% by 2020. The following table sets forth China’s urban population, total population and urbanization rates for periods indicated:

Source: National Bureau of Statistics.

•
China’s Rapidly Growing Middle-Class Population.  China’s current population stands at over 1.3 billion, and is expected to reach 1.4 billion in 2026. Among the population, the middle-class is growing fastest with 130 million people in 2006 expected to grow to 500 million by 2026. The middle class is defined as house-holds with an annual income of between $6,000 and $25,000, with housing being the number one spending category. The rapid urbanization, growth in consumer spending coupled with significant growth of urban disposable income per capita (more than doubled from 2003 to 2009) and the low home ownership levels compared to western countries make this population a massive driver of the future growth of the Chinese real estate market.

Source: PRC State Council Development Research Center, and Monitor Group.

•
Government Stimulus. In response to the global financial crisis, the PRC announced a 4 trillion RMB stimulation program on November 27, 2008. Subsequently, on March 6, 2009, the National Development and Reform Commission Director, Mr. Zhang Ping, announced a reshaping of the economic stimulus package that retained the investment total of 4 trillion RMB but adjusted its focus. Within the 4 trillion RMB package, about 400 billion RMB will go toward civil works, including low-income housing and renovation. Two additional categories (370 billion RMB technology advances and 1.5 trillion RMB industry restructuring and infrastructure) are also expected to benefit Xi’an’s industries, and therefore further fuel demand in the city’s real estate market.

Source: Zhang Ping, National Development and Reform Commission, press conference, March 6, 2009.

Type of Cities in China

China has 167 cities with a population of over 1 million. These cities are divided into 3 categories/tiers.

There are significant differences distinguishing Tier I cities from Tier II cities in China:

Tier I
A group of four cities, located near the East Coast, compose the group of Tier I cities: Beijing, Shanghai, Shenzhen, and Guangzhou. These regions are more urbanized and have higher GDP per capita. The residential real estate prices in those cities have been skyrocketing and are the catalyst of many government policy changes.

Tier II and III
There are over 35 Tier II and III cities with an accumulative population of 215 million and demand for real estate properties in Tier II/III cities is strong. Industrial expansion and improved infrastructure will support continued urbanization and fuel the growth of the real estate sector in these cities.

Typically, housing is affordable for consumers in Tier II/III cities compared to Tier I cities. Disposable income in Tier II/III have increased faster than real estate prices and overall saving rates in Tier II/III cities are higher than in Tier I cities.

Source: Bureau of Statistics of the above cities

Economic Developments
Rapid economic growth in eastern China has made Tier I cities more mature, making second- and third-tier cities a viable alternative for companies looking to reduce its cost bases. This has subsequently caused a movement towards these cities. Multinational corporations have been expanding out of mega cities along the East Coast of China, such as Beijing, Shanghai, and Shenzhen, into neighboring and inland cities. Intel, for example, recently opened a development center in Chengdu, while the Liberty Mutual Group,  has chosen Chongqing for its Chinese headquarters. Unilever relocated its Chinese headquarters from Shanghai to the neighboring province of Hefei due to the lower labor and land costs and its strategic location.

The Chinese government has also been instrumental in stimulating regional growth by designating certain second-tier regions as priority zones. These actions are benefitting Xi’an, our primary market, coupled with local growth which saw Xi’an’s urban disposable income grow 24.7 percent in 2009.

As the ripple effect of economic growth continues to permeate second-tier cities and create a healthy environment for real estate development, leading indicators are signaling continuing moderate growth in local property markets.

Source: CEIC and E-House Company Reports.

City of Xi’an

Background
Xi’an served as the capital of China during 13 dynasties (from West Zhou in 1066 BC to Tang in 907 AD) and is well known for its Terracotta Army and other famous historic landmarks. Today, the city’s economic leadership is derived from its high-technology, pharmaceutical, military, aerospace, tourism, and advanced education industries.  The central government’s “Go West” policy has designated Xi’an as the regional economic hub of Western China. To further encourage Western China’s development, the central government plans to establish the Central Shanxi Plain Economic Region that will help enable the free flow of people, skill, capital, and trade among the western provinces. Xi’an, as the economic center of Western China, will play a unique leadership role among the western tier-two cities.

Xi’an is slowly becoming an international city which boasts a large and educated work force. The city has China’s third largest university-educated workforce, making it a hotbed for research & development, high-technology manufacturing and information technology solutions.  Xi’an has begun to attract high-tech companies, including IBM, Applied Materials, Micron Technology, and Infineon. Applied Materials, for example, selected Xi’an for its $255 million phase one R&D center that will design and develop equipment for semiconductor chip manufacturing. In addition, Micron Technology has invested $250 million in Xi’an for packaging and testing of semiconductor chips.

China has announced its intention to become a world-class center for information technology research and development, production, outsourcing and services to rival and potentially surpass the success of India’s IT industry. Xi’an is expected to play an important role in that effort, having been designated by the government as one of five China Outsourcing Bases. Similar to Bangalore and Hyderabad, the Xi’an local government is carving out a niche in IT outsourcing by creating the 400,000 square-meter Xi’an Software Park. The park has already attracted top software and technology companies, including IBM, which is the government’s joint venture partner in creating the software park. Sybase, SPSS, Nortel, Fujouru, and NEC are already operating in the park. The Xi’an local government anticipates that the city’s IT outsourcing workforce will grow to 200,000 by 2010.

The Xi’an local government has laid out a master plan through the year 2020 to foster economic transformation and urbanization. For example, Xi’an is now limiting development in the city’s famous historical Gated Wall City (or Inner Ring), which will be revamped primarily for tourism. The city plans to relocate about 450,000 residents from the Inner Ring to the second, third, and fourth rings of the city and beyond.  One of the most ambitious plans is the development of a new satellite city in the Baqiao district, about eight kilometers from Xi’an’s center. The local government is developing the Baqiao district into the “First Water City of the West”, complete with high-end residential properties and hotels, international convention centers and a high-technology industry center. The new urban area will be home for 900,000 middle-to-upper income residents and for firms in industries that include R&D, services and high-technology, plus the potential headquarters for the Chinese operations of multinational corporations.

Emerging as an international city
Xi’an’s local government has been proactive in enhancing the city’s international image by hosting world class events like the Euro-Asia Economic Forum every second year and the Formula One Powerboat World Championship. To attract international tourists, Xi’an is leveraging its famous historical and cultural significance. Xi’an has revamped its tourism infrastructure in numerous ways, including the redevelopment of the famous Terracotta theme park. It has also selected China’s largest construction company to build a RMB 20 billion ($2.5 billion) theme park and a residential and commercial redevelopment project on the grounds of the famous Da Ming Gong Palace that was built 1,300 years ago during the Tang Dynasty. The city has also built out infrastructure to attract international travelers and is drawing large foreign retailers. Several large retailers have entered Xi’an, including Wal-mart, Carrefour, and Metro of Germany. Xi’an’s historic mystique and economic potential has also lured top luxury brands, including Louis Vuitton, Gucci, Prada and Versace to open outlets.

Xi’an real estate market

Strong fundamentals
We believe that demographic and economic factors, including emerging high-tech industries and increasing foreign capital inflow will stimulate Xi’an’s future growth. In 2008, the Xi’an population was 8.4 million, the average urban living area per person was 26.3 square meters, lower than China’s urban average of 28 square meters per person in the same year. Xi’an has announced plans to increase the population to 10.7 million and the average living area per person to 33 square meters by 2020, which will require an additional 132 million square meters of new developments by 2020. Despite the solid economic growth and rising housing demand, real estate prices in Xi’an are still less than half of those in the mega cities such as Shanghai, Beijing and Shenzhen.

 Sources: National Bureau of Statistics and E-House China Real Estate Research Institute, Xi’an Branch.

Xi’an: Growing, leading, and still affordable
Despite its role as the economic hub of Western China, Xi’an’s disposable income per capita is increasing significantly over the past years, as shown below. Compared to other cities, Xi’an is more affordable.

Source: Xi’an bureau of statistics	Source: Bureau of statistics of above cities.

Source: NBS, Xi’an Bureau of Statistics, CEIC	Source: NBS, Xi’an Bureau of Statistics, CEIC

2009 and Early 2010 Xi’an market update

The first half of 2008 saw a market slowdown in China’s real estate industry. In 2009, Xi’an real estate market started to recover from 2008’s downturn. The market boosted from the first quarter for the whole year. Both sales volume and prices were up. The Xi’an real estate market continued to appreciate in January and February 2010. Residential pre-sales volume, measured by per square meter sold in the January-February 2010 period, increased 37.6 percent from the same two-month period of 2009.  Residential pre-sales average price per square meter increased by 20.8 percent in January and by 14.3 percent in February 2010 compared with January and February of 2009, respectively.

Xi’an’s Transaction and Supply in 2009

Source: E House (China) report.

Supply/demand in Xi’an

According to a CRIC’s research report, the demand and supply relationship in the Xi’an area is considered to be in a healthy condition, with a supply/demand ratio of 0.3 at the end of 2009. During 2009, the total new supply of salable GFA to the Xi’an market was 10.3 million square meters, and sold area has reached 14.1 million square meters. The imbalance has caused the market inventory to decrease significantly. By December 2009, the total salable inventory in Xi’an is about 9.2 million square meters, which is estimated to be able to meet the market demand for only 8 months, by using the average consumption rate during 2009.

Competitive Landscape

The real estate development business in China is organized into 4 levels under the structure of the “Qualification Certificate for Real Estate Development Enterprise.” The starting level is Level 4 (see table below). A company may climb the scale to participate in larger projects. However, only one level may be ascended per year. We had gained Level 1 status under the China Ministry of Construction licensing policy in December 20, 2006.

	Registered Capital (million)	Experience (years)	Developed Are (square feet)
Level 1	$6.25	5	3,229,278
Level 2	$2.5	3	1,614,639
Level 3	$1	2	538,213
Level 4	$0.125	1	N/A

On the national level, there are numerous Level 1 companies involved in real estate projects across China (to develop in multiple regions a Level 1 status is required). There are 79 housing and land development companies listed on the Shanghai, Shenzhen and Hong Kong Stock Exchanges. However, such companies usually undertake large scale projects focusing on high-end families. We do not consider these as direct competitors as we target small to medium size projects, and focus on middle-class family.

We are aware of two companies in Xi’an which may be considered to be direct competitors in the small to medium sized project sector:

Xian TANDE CO.,LTD.. (Level 1), is one of the largest real estate developers in Xian. This company is a state-owned enterprise established in May 1991, and listed on Shanghai Exchange in 2006( 600665, Shanghai Exchange) . The Company generally undertakes larger scale projects and expanded their business into Shengzhen, Suzhou and Tianjing in 2007. By the end of December, 2009, the Company had completed five projects, with a total GFA of 1.4 million square meter. The Company is now operating one project in Xian with a total GFA of 140,000 square meter, one project in Shenzhen with 50,000 square meters, one project in Tianjing with 100,000 square meter and two projects in Suzhou with 280,000 square meter. As the state-owned entity, they need to conduct some government function including building public space and certain infrastructure work, which hurt their profitability. In the last 3 years, their net profit rate ranged from 5% to 8%.

Xi’an Ziwei Development Company (Level 1), is a state-owned enterprise established in 1999. This company has five projects completed with a total construction area of around 4 million square meters. It has eight projects currently under development with a total construction area of 1.5 million square meters. Since the Company is controlled by the Xi’an High-Tech Zone Government most of the Company’s developments are located in Northwest of Xi’an city. In 2009, the Company already expanded their business to the Northern part of the Shaanxi province.

Projects under construction

Project Name	Type of Projects	Actual or Estimated Construction Period	Actual or Estimated Pre-sale Commencement Date	Total Site Area (m2)	Total Gross Floor Area (m2)	Sold GFA by December 31, 2009 (m2)
JunJing II phase one	Multi-Family residential & Commercial	Q3/ 2007 - Q3/2009	Q2/2008	39,524	136,012	118,961

JunJing II phase two	Multi-Family residential & Commercial	Q2/2009 - Q2/2011	Q3/2009	29,800	112,556	55,561

Puhua Project	Multi-Family residential & Commercial	Q2/2009 - Q3/2014	Q4/2009	195,582	610,000	24,129

Project name	Total Number of Units	Number of Units sold by December 31, 2009	Estimated Revenue (million)	Contracted Revenue by December 31, 2009 (million)	Recognized Revenue by December 31, 2009 (million)
JunJing II phase one	1,182	1,126	95.6	72.5	72.5

JunJing II phase two	1,015	516	94.1	40.5	25.8

Puhua Project	5,000	195	700.0	15.0	-

JunJing II: JunJing II is located at 38 East Hujiamiao, Xi’an, with total GFA about 248,568 square meters. It is the first Canadian style residential community with “green and energy-saving” characteristics.” The project is divided into 2 phases, namely JunJing II phase one and JunJing II phase two. We started the construction of JunJing II phase one in the third quarter of 2007 and started the presale campaign in the second quarter of 2007. Up to December 31, 2009, our customers have signed pre-sale purchase agreements for apartments in JunJing II phase one with purchase prices totaling $72.5 million, of which we have recognized $72.5 million in revenues.

The construction of Phase Two commenced in the second quarter of 2009 and pre-sales started within the same quarter. As of December 31, 2009, the contract revenue for Phase Two is $40.5 million, of which we have recognized $25.8 million in revenues.

For JunJing II and Puhua projects approximately $8.4 million of pre-sale payments were booked as advances from costumers and will be recognized as revenues as construction advances.

Puhua: The Puhua project, the Company’s 79 acre joint venture located in the Baqiao New Development Zone, has a total land area of 192,582 square meters and an expected GFA of approximately 640,000 square meters. In November 2008, the Company entered into an agreement with Prax Capital China Real Estate Fund I, Ltd., to form a joint venture. The joint venture was formed in late 2008 when Prax Capital Real Estate Holdings Limited invested US$29.3 million. The joint venture acquired the land use rights early in the first quarter of 2009.

The construction of the Puhua project began in June 2009. The whole project, which consists of four phases, is expected to be completed in the third quarter of 2014, with estimated revenues of $700 million. The Company began accepting pre-sale contracts for units in the Puhua Phase One project on October 24th, 2009. As of December 31, 2009, the contract sales for Puhua project are $15 million.

Projects under planning and in process

Project Name	Type of Projects	Estimated Construction Period	Estimated Pre-sale Commencement	Total Site Area (m2)	Total GFA (m2)	Total Number of Units
Baqiao New Development Zone	Land Development	2009- 2020	N/A	N/A	N/A	N/A
JunJing III	Multi-Family residential & Commercial	Q1/2010 - Q1/2012	Q2/2010	8,094	47,586	570
Park Plaza	Multi-Family residential & Commercial	Q3/2010 - Q4/2014	Q4/2010	44,250	180,000	2,000
Golden Bay	Multi-Family residential & Commercial	Q4/2010 - Q4/2014	Q1/2011	146,099	378,887	N/A

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

Xi’an has designated the Baqiao District as a major resettlement zone where the city expects 900,000 middle to upper income inhabitants to settle. The Xi’an local government intends to generate a success similar to that created in Pudong, Shanghai, which has resulted in new economic opportunities and provided housing for Shanghai’s growing population.

The Xi’an municipal government plans investments of 50 billion RMB (over $6 billion) in infrastructure in the Baqiao New Development Zone. The construction of a large-scale public wetland park is well underway; it will embellish the natural environment adjacent to China Housing’s Baqiao project.

Through its New Land subsidiary, China Housing sold 18.4 acres to another developer in 2007 and generated about $24.41 million in revenue.

In 2008, we established a joint venture with Prax Capital Real Estate Holdings Limited (Prax Capital) to develop 79 acres within the Baqiao project, which will be the first phase of the Baqiao project’s development. Prax Capital invested $29.3 million cash in the joint venture. The project is further described in the Puhua section below.

After selling 18.4 acres and placing 79 acres in the joint venture, about 390 acres remained available for the Company to develop in the Baqiao project.

JunJing III: JunJing III is located near our JunJing II project and the city expressway. It will have an expected total GFAof about 47,586 square meters. The project will consist of 3 high rise buildings, each 28 to 30 stories high. The project is targeting middle to high income customers who require a high quality living environment and convenient transportation to the city center. We plan to start construction during the first quarter 2010 and expect pre-sales to begin during the second quarter of 2010.The total estimated revenue from this project is about $46 million.

Park Plaza: In July 2009, the Company entered into a Letter of Intent to acquire 44,250 square meters of land in the center of Xi'an for the Park Plaza project. The Company intends to develop a large mid-upper income residential and commercial development project on this site, with a gross floor area of 162,000 square meters. The four-year construction of Park Plaza is expected to begin in the fourth quarter 2010. We anticipate accepting pre-sale purchase agreements in the second quarter of 2010, and revenues from pre-sale agreements will begin to be recognized when all revenue recognition criteria have been met. The total revenue from Park Plaza is estimated to be $154 million.

Golden Bay: The Golden Bay project is located within the Baqiao project, with a total GFA of 378,887 square meters. The Golden Bay project will consist of residential buildings as well as a commercial area. Construction is anticipated to begin in the fourth quarter of 2010, and we expect to begin accepting pre-sale purchase agreements in the first quarter of 2011.

Completed Projects with units available for sale

Project name	Type of Projects	Completion Date	Total Site Area (m2)	Total GFA (m2)	Total Number of Units	Number of Units sold by December31, 2009
Tsining Home IN	Multi-Family residential & Commercial	Q4/2003	8,483	30,072	215	213
Tsining-24G	Hotel, Commercial	Q2/2006	8,227	43,563	773	748
JunJing I	Multi-Family residential & Commercial	Q3/2006	55,588	167,931	1,671	1,640
Tsining Gangwan	Multi-Family residential & Commercial	Q4/2004	12,184	41,803	466	466

Tsining Home IN: Located near the city center, the Home IN project consists of 215 two and three bedroom western-style apartments. Total construction area is 30,072 square meters. The project, completed in December 2003, generated total sales of $13.32 million.

Tsining-24G: 133 Changle Road, Xi’an. 24G is a redevelopment of an existing 26 floor building, located in the center of the most mature and developed commercial belt of the city. This upscale development includes secured parking, cable TV, hot water, air conditioning, natural gas access, internet connection, and exercise facilities. This project was awarded “The Most Investment Potential Award in Xi’an city” in 2006, Its target customers were white-collar workers, small business owners, traders, and entrepreneurs. Total area available for residential use was 43,563 square meters, covering 773 one to three bedroom serviced apartments. The project started construction in June 2005 and was completed in June 2006. Sales totaled $42.10 million.

Tsining JunJing Garden I: 369 North Jinhua Road, Xi’an. It is the first German style residential & commercial community in Xi’an, designed by the world-famous WSP architectural design house. Its target Customers were local middle income families. The project has 15 residential apartment buildings consisting of 1,671 one to five bedroom apartments. The Garden features secured parking, cable TV, hot water, heating systems, and access to natural gas. Total GFA available was 167,931 square meters. JunJing Garden I was also a commercial venture that houses small businesses serving the needs of JunJing Garden I residents and surrounding residential communities. The project was completed in September 2006 and generated total revenue $48.27 million.

Tsining Gang Wan: 123 Laodong Road, Xi’an. Less than one mile from the western hi-tech industrial zone, GangWan spans three acres and is comprised of eight buildings with a total construction area of 41,803 square meters. The project began in April 2003 and was completed in December 2004. GangWan has 466 apartments ranging from one to three bedrooms. Total sales were $18.51 million as of December 31, 2009.

Sales and Marketing

Pre-Sales and Sales
In China, developers typically start to market and offer properties before construction is completed. Under PRC pre-sales regulations, property developers must satisfy specific conditions before they can pre-sell properties that are under construction. These mandatory conditions include:

	the land premium must have been paid in full;

the land use rights certificate, the construction site planning permit, the construction work planning permit and the construction permit must have been obtained;

	at least 25% of the total project development cost must have been incurred;

	the progress and the expected completion and delivery date of the construction must be fixed;

	the pre-sale permit must have been obtained; and

	the completion of certain milestones in the construction processes must be specified by the local government authorities.

These mandatory conditions require a certain level of capital expenditure and substantial progress in project construction before commencement of pre-sales.  Developers are required to file all pre-sale contracts with local land bureaus and real estate administrations after entering into such contracts.

We benefit from a strong sales and marketing platform which is complemented by professional third party sales agents for maximum impact.  As we are able to manage our customer relationship, the majority of our sales are generated by recommendations by existing customers; the new sales initiatives of our sales department generate approximately 44% of our total sales.  More than 70% of our customers are first time buyers (who are looking to getting on the property ladder).

After-sale Services and Delivery
We assist customers in arranging financing as well as various title registration procedures related to their properties. We have also set up an ownership certificate team to assist purchasers to obtain property ownership certificates.

We closely monitor the progress of construction of our property projects and conduct pre-delivery property inspections to ensure timely delivery. The time frame for delivery is set out in the sale and purchase agreements entered into with our customers, and we are subject to penalty payments to the purchasers for any delay in delivery caused by us. Once a property development has been completed and passed the requisite government inspections, we will notify our customers and hand over keys and possession of the properties.

We operate a wholly owned property management company that manages properties and ancillary facilities. We frequently follow up with our customers after the sale to ensure a good relationship and further recommendations.

Marketing

As of February 28, 2010, we maintain a marketing and sales force for our development projects with 20 personnel specializing in marketing and sales. We also train and use outside real estate agents to market and increase the public awareness of our products, and spread the acceptance and influence of our brand. However, we primarily let our own sales force represent our brand and project rather than rely on third party brokers or agents for the reason that we believe our own dedicated sales representatives are better motivated to serve our customers and to control our property pricing and selling expenses.

Quality Control

We utilize quality control to ensure that our buildings and residential units meet high standards. Through our contractors, we provide customers with warranties covering the building structure and certain fittings and facilities of our property developments in accordance with the relevant regulations. To ensure construction quality, our construction contracts contain quality warranties and penalty provisions for poor work quality. We do not allow contractors to subcontract or transfer their contractual arrangements to third parties. We typically withhold 5% of the agreed construction fees for two to five years after completion of the construction as a deposit.

Governmental and environmental Regulations

To date, we have been compliant with all registrations and requirements for the issuance and maintenance of all licenses required by the applicable governing authorities in China. These licenses include:

•
“Qualification Certificate for Real Estate Development” authorized by the Shaanxi Construction Bureau, effective from December 20, 2006 to December 20, 2009. License No: JianKaiQi (2006) 603. The housing and land development process is regulated by the Ministry of Construction and authorized by the local offices of the Ministry. Each development project must obtain the following licenses:

•	“License for Construction Area Planning” and “License for Construction Project Planning”, authorized by Xian Bureau of Municipal Design;

•	“Building Permit” authorized by the Committee of Municipal and Rural Construction;

After construction is complete, the project meets certain standards in order to obtain a validation certificate. These standards are regulated by the Local Ministry of Construction Bureau.

Housing and land development sales companies are regulated by the Ministry of Land & Natural Resources and authorized by the local office of the Ministry. Each project has to be authorized and must obtain a “Commercial License for Housing Sale” from the Real Estate Bureau.

Employees

As of February 28, 2010, we had 714 employees, including 52 in China Housing and Land Development, inc, 32 in Tsining, 32 in Puhua and 598 in Xinxing Property Management.

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

We are dependent on third-party subcontractors, manufacturers, and distributors for all construction services and supply construction materials, and a discontinued supply of such services and materials will adversely affect our construction projects.

The Company is dependent on third-party subcontractors, manufacturers, and distributors for all construction services and supply construction materials. Construction services or products purchased from the Company’s five largest subcontractors/suppliers accounted for approximately 30% for the year ended December 31, 2009. A discontinued supply of such services and materials will adversely affect our construction projects.

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

We are required to comply with the environmental protection laws and regulations promulgated by the national and local governments of the People’s Republic of China (“PRC” or “China”). Some of these regulations govern the level of fees payable to government entities providing environmental protection services and the prescribed standards relating to the constructions. Although our construction technologies allow us to efficiently control the level of pollution resulting from our construction process, due to the nature of our business, wastes are unavoidably generated in the processes. If we fail to comply with any of these environmental laws and regulations in the PRC, depending on the types and seriousness of the violation, we may be subject to, among other things, warning from relevant authorities, imposition of fines, specific performance and/or criminal liability, forfeiture of profits made, being ordered to close down our business operations, and suspension of relevant permits.

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

Substantially all purchasers of our residential properties rely on mortgages to fund their purchases. An increase in interest rates may significantly increase the cost of mortgage financing, thus affecting the affordability of residential properties. In 2009, PBOC did not change the lending rates. The benchmark lending rate for loans with a term of over five years, which affects mortgage rates, remained at 5.94 percent on December 31, 2009. The PRC government and commercial banks may also increase the down payment requirement, impose other conditions or otherwise change the regulatory framework in a manner that would make mortgage financing unavailable or unattractive to potential property purchasers. Under current PRC laws and regulations, purchasers of residential properties generally must pay at least 20 percent of the purchase price of the properties before they can finance their purchases through mortgages. In September 2007, the PRC government increased the minimum amount of down payment to 40 percent of the purchase price of the underlying property if such property is purchased as second property by any household who has not paid up previous mortgage.  Moreover, the interest rate for bank loans of such purchase shall not be less than 110 percent of the PBOC benchmark rate of the same term and category. For further purchases of properties, there would be upward adjustments on the minimum down payment and interest rate for any bank loan. In addition, mortgagee banks may not lend to any individual borrower if the monthly repayment of the anticipated mortgage loan would exceed 50 percent of the individual borrower’s monthly income or if the total debt service of the individual borrower would exceed 55 percent of such individual’s monthly income. If the availability or attractiveness of mortgage financing is reduced or limited, many of our prospective customers may not be able to purchase our properties and, as a result, our business, liquidity and results of operations could be adversely affected.

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

The fluctuation of the Renminbi may materially and adversely affect your investments.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. Any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations.

Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi we convert would be reduced. Any significant devaluation of Renminbi may reduce our operation costs in U.S. dollars but may also reduce our earnings in U.S. dollars. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

There can be no assurance that Renminbi will not be subject to devaluation. We may not be able to hedge effectively against Renminbi devaluation, so there can be no assurance that future movements in the exchange rate of Renminbi and other currencies will not have an adverse effect on our financial condition.

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

Cessation of the preferential rate of income tax may have an adverse impact on our net income.

China passed a new PRC Enterprise Income Tax Law and its implementing rules, both of which became effective on January 1, 2008. The PRC Enterprise Income Tax Law (“EIT Law”) reduces the statutory rate of enterprise income tax from 33% to 25%, and permits companies established before March 16, 2007 to continue to enjoy their existing tax incentives, adjusted by certain transitional phase-out rules. However, our Company is not certified as a high-technology company as defined in the EIT law and administrative regulations implementing the EIT law. Therefore, our statutory rate of enterprise income tax rate is now 25%, which may adversely impact our net income and our financial condition.

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

Risks Related to Our Common Stock

There is no assurance of an established public trading market, which would adversely affect the ability of shareholders  in our company to sell their securities in the public markets.

Although our common stock trades on the NASD’s automated quotation system (the “NASDAQ Stock Market”), a regular trading market for the securities may not be sustained in the future. Market prices for our common stock will be influenced by a number of factors, including:

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

Our common stock is currently traded on the NASDAQ under the symbol “CHLN.” The quotation of our common stock on the NASDAQ does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to volatility. In the absence of an active trading market:

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations. The SEC has recently adopted amendments to Rule 144 which became effective on February 15, 2008. Under these amendments, a person who has beneficially owned restricted shares of our common stock or warrants for at least six months would be entitled to sell their securities provided that (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding, a sale and (ii) we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale.

Persons who have beneficially owned restricted shares of our common stock or warrants for at least six months but who are our affiliates at the time of, or at any time during the three months preceding, a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

•	1% of the total number of securities of the same class then outstanding; or

•	the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale;

provided, in each case, that we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale.

Such sales both by affiliates and by non-affiliates must also comply with the manner of sale, current public information and notice provisions of Rule 144

ITEM 2.  PROPERTIES

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

(1)
The Company started the JunJing II phase one in the third quarter of 2007 and completed it in the third quarter 2009. Total GFA is 136,012 square meters. As of December 31, 2009, we have sold 118,961 square meters, with 17,051 square meters remaining to be sold.

(2)	The Company started the JunJing II phase two in the second quarter of 2009 and expects to complete it in the third quarter of 2010 with total GFA of 112,556 square meters.

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
Form 8-K filed with SEC on November 3, 2009 is incorporated by reference herein in its entirety.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on NASDAQ Capital Market under the symbol CHLN since May 16, 2008. The following table shows, for the periods indicated, the high and low trading prices for our common stock as reported by the National Quotation Bureau, Inc., from the first quarter of 2008 through December 31, 2009 . Prior to May 16, 2008, our stock is traded in the OTCBB market.

High & Low Stock Price	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2009
High	1.90	6.15	6.59	5.30
Low	0.94	1.21	3.28	2.80
2008
High	6.10	5.65	4.25	2.33
Low	3.30	3.80	1.85	0.75
2007
High	3.85	5.20	5.00	8.20
Low	2.00	3.15	3.20	4.25

On March 11, 2010, the closing price of our common stock was $4.30.

As of December 31, 2009, there were approximately 240 shareholders of record of our common stock, excluding shareholders who have their shares held in street name (by their stock brokerage firms).

Dividends:  We have not paid any dividends for the past two years.

RECENT SALES OF UNREGISTERED SECURITIES.

Private Placement on January 28, 2008

On January 28, 2008, the Company entered into a Securities Purchase Agreement (Purchase Agreement) with certain investors (Investors). Pursuant to the Agreement, the Company agreed to sell to Investors 5.0% Senior Secured Convertible Debt, which are convertible into shares of the Company’s Common Stock, for an aggregate purchase price of US$ 20,000,000 and to receive, in consideration for such purchase, Warrants to acquire additional shares of Common Stock.

The 5% Senior Secured Convertible Debt (Convertible Debt) shall bear interest at a rate of 5% per annum (computed based on the actual days elapsed in a period of 360 days) of the RMB Notional Principal Amount, payable quarterly in arrears in U.S. Dollars on the first business day of each calendar quarter and on the Maturity Date, in each case in an amount equal to the amount of such interest as expressed in RMB multiplied by the US$-RMB Exchange Rate as of the applicable Interest Exchange Rate Determination Date. The Notes are secured by a first priority, perfected security interest in certain shares of Common Stock of Lu Pingji, as evidenced by the pledge agreement. The Notes are subject to events of default customary for convertible securities and for a secured financing.

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

SUBSEQUENT DEVELOPMENTS

In January 2010, the Company signed an acquisition agreement with Suodi co., Ltd (“Suodi”), whereby the Company will acquire 100% of the shares of Suodi. The Company agreed to pay $7.32 million (RMB 50 million) for the acquisition, including $2.93 million (RMB 20 million) paid in cash and $4.39 million (RMB 30 million) paid in the Company’s common stock. According to the acquisition agreement, the number of common shares to be issued is 1,118,403.

In February 2010, the Company received a letter of intent from a third party for an option to acquire approximately one third of the area of the shopping mall for a total purchase price of approximately $7.5 million. The shopping mall is classified as asset held for sale.

In February 2010, the Company acquired an 11-acre tract of land in Xi'an, China for the Park Plaza development project. This project was originally announced in July 2009. Under the terms of the agreement, the Company will pay $23.5 million (RMB 160 million) to acquire 44,250 sq. meters of land (11 acres) located in Xi’an’s city center.

In February 2010 the Company was granted a $22 million (RMB 150 million) loan from Xinhua Trust Investment Ltd. ("Xinhua Trust"). The loan matures in February 2012 and is secured by the Company’s 24G project. The loan will be used for the Company's further expansion plans in 2010.

ITEM 6. SELECTED FINANCIAL DATA

Summary of operations
(US$ in thousands, except per share amounts)

	As of December 31
	2009	2008	2007
Total revenue	$86,559	$26,466	$73,913
Cost of sales	62,902	21,473	43,222
Selling, general, and administrative expenses	9,182	8,498	2,919
Stock-based compensation	252	3,079	-
Security registration expenses	1,787	613	-
Interest expenses	2,323	1,346	1,652
Other expenses	386	296	57
Accretion expense on convertible debt	1,213	969	-
Income (loss) from operations	8,514	(9,808)	26,062

Net income	$1,732	$8,783	$16,686

Net income per common share - Basic	0.08	0.29	0.62
Net income per common share - Diluted	0.08	0.28	0.62

Financial data
(in thousands)

	As of December 31
	2009	2008
Total assets	$259,785	$223,172
Total shareholders’ equity	119,098	113,122
Basic weighted average shares outstanding	31,180	30,516
Diluted weighted average shares	31,180	30,527

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

Restatement of Financial Statements

On October 21, 2009, the management of China Housing & Land Development, Inc. (the "Company"), in consultation with its independent accounting firm, determined that the Company will restate its financial statements for the year ended December 31, 2008 as reported on Form 10-K filed March 25, 2009, as amended. Consequently, the Company restated the financial statements contained in Form 10-Q filed May 7, 2009 for the period ended March 31, 2009 and Form 10-Q filed August 12, 2009 for the period ended June 30, 2009.

Pursuant to the registration rights agreement entered into in connection with the Company’s issuance of its 5.0% Senior Secured Convertible Debt (the “Convertible Debt”), the Company is required to pay the investors of the Convertible Debt certain late registration payments (“Late Payments”) if the Company failed to file a registration statement within 60 days after the closing date of the transaction or if such registration statement failed to become effective by 90 calendar days, or 120 days if the registration statement is subject to a full review by the U.S. Securities and Exchange Commission. The Company commenced negotiations with the investors of the Convertible Debt to waive the Late Payments in December 2008, as the Company and the investors believed that the registration would become effective within a short period of time. However, as the registration has not become effective as of September 2009, the investors of the Convertible Debt have thereafter decided to claim the Late Payments. As a result, the Company has restated its financial statements for the year ended December 31, 2008 as reported on Form 10-K and its financial statements contained in Form 10-Q for the period ended March 31, 2009 and Form 10-Q for the period ended June 30, 2009 to accrue the corresponding expenses. After the restatement, the Company presented the late Payments as security registration expenses.

Warrants and derivative liability

As of December 31, 2009, the Company has approximately $5.1 million of warrants liability and $4.0 million of fair value of embedded derivatives on the balance sheet, representing approximately 3.6% and 2.8% of the total liabilities, respectively.

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

During the year ended December 31, 2009, our common stock price experienced large fluctuations with the price increasing from $1.29 on December 31, 2008 to $4.13 on December 31, 2009. The increase in stock price caused an increase in fair value for warrants liability and embedded derivatives. As a result, we recognized approximately $4.37 million as a change in fair value of warrants and $3.23 million as a change in fair value of embedded derivatives, which are all non-cash gains losses.

The following table summarizes the fair value of warrant liability and embedded derivative as at various periods.
	2009	2008	2007

Fair value of warrants liability	$5,074,191	$1,117,143	$2,631,991
Fair value of embedded derivatives	$3,991,047	$760,398	$-

The following tables summarize all the warrants and conversion option outstanding and the assumptions used for their valuations as ofDecember 31, 2008 and December 31, 2009.

Investor Warrants:	12/31/2009	12/31/2008
Strike price	6.07	6.07
Market price	4.13	1.29
Valuation date	12/31/2009	12/31/2008
Expiry date	2/28/2013	2/28/2013
Volatility	105%	90%
Risk free rate	1.78%	1.33%
Option value	2.43971	0.45822

# of warrants	1,437,467	1,437,467

Value	3,507,000	658,682

Investor Warrants:	12/31/2009	12/31/2008
Strike price	4.50	4.50
Market price	4.13	1.29
Valuation date	12/31/2009	12/31/2008
Expiry date	5/9/2012	5/9/2012
Volatility	105.00%	90%	%
Risk free rate	1.33%	1.09%	%

Option value	0.61711	0.16402

# of warrants	2,539,416	2,731,382

Value	1,567,092	448,011

Conversion Option Valuation:	12/31/2009	12/31/2008
Strike price	5.57	5.57
Market price	4.13	1.29
Valuation date	12/31/2009	12/31/2008
Expiry date	2/28/2013	2/28/2013
Volatility	105.00%	90%
Risk free rate	1.74%	1.31%
Option value	2.47002	0.4706

Host Value - principal	9,000,000	9,000,000
Host Value - interest	0	0

Shares issuable on conversion	1,615,799	1,615,799

Option Value - principal	3,991,0487	760,398
Option Value- interest	0	0

Option value - total	3,991,0487	760,398

Derivative value	3,991,0487	760,398

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

When real estate costs are determined to be impaired, they are written down to their estimated net realizable value. The Company evaluates the carrying value for impairment based on the undiscounted future cash flows of the assets. Write-downs of real estate costs deemed impaired would be recorded as adjustments to the cost basis. There has been no impairment on the real estate inventories and no impairment loss has been recorded for the year ended December 31, 2009, 2008 and 2007.

The following summarizes the components of real estate inventories as at December 31, 2009, and December 31, 2008:

	2009	2008

Finished projects	$20,417,820	$10,181,827
Construction in progress	82,585,709	50,468,184

Total real estate held for development or sale	$103,003,529	$60,650,011

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

According to the agreement with Baqiao District Government, at the beginning of each year, the Company will prepare the annual work plan and have it approved by Baqiao District Government. The annual work plan will include the detailed projects that will be started during that year and the Baqiao District Government is responsible for the land clearance. Due to the delay of land clearance progress, certain scheduled projects have been postponed. The Baqiao District Government acknowledged the delay and informed us of their intention to extend the agreement. Currently, we still have 389acres land undeveloped and $41.4 million in intangible assets. If at any time, the Baqiao District Government indicates that they will not extend the agreement, we will assess the impairment of the intangible asset and write off the intangible asset from our balance sheet.

As of December 31, 2009, and 2008 intangible asset consists of the following:

	2009	2008

Intangible acquired	$47,310,765	$47,334,342
Accumulated amortization	(5,955,631)	(1,290,682)

Intangible assets, net	$41,355,134	$46,043,660

The Company evaluates its intangible assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Based on the estimated future cash flows, the Company records a write-down for impairments, if appropriate. For the year ended December 31, 2009, 2008 and 2007, the Company has recorded $0 of impairment on this intangible asset.

The Company amortized the intangible asset based on the percentage of the profit margin realized over the total expected profit margin to be realized from the 487 acre land in the Baqiao project. During fiscal 2007, the Company sold 18.5 acres of land and the related profit margin realized on that sale represented 2.4% of the total estimated profit margin on the whole 487 acre project, as a result, the Company amortized $1,157,758 (2.4%) of the total intangible asset during fiscal 2007. This method is intended to match the pattern of amortization with the income-generating capacity of the intangible asset. For the year ended December 31, 2008, the Company has recorded $0 of amortization on this intangible asset. Amortization expense for year ended December 31, 2009 and 2008 amounted to $46,59,290 and $0, respectively. The amortization expense was capitalized and included in the real estate construction in progress.

Management re-evaluated the expected profit margin from the 487 acres of land as at December 31, 2009 and recalculated the intangible amortization related to the 2007 land sales based on the new estimate. As a result, management found the difference resulting from the change of estimate was not material. Therefore no adjustment was made in the year ended December 31, 2009 due to the change of accounting estimate of total profit margin on the 487 acres of land.

Deposits on land use rights

	2009	2008

Deposits on land use rights	28,084,346	47,333,287
The Company conducts regular reviews of the deposits on land use right. After review and assessment, the Company concluded that there was no significant decrease in the market price and therefore no impairment write-down was required. According to E House (China) Real Estate Research Institute the average residential sale price in Xi’an city was stable in the fiscal year ended December 31, 2009. The average sale price increased to 5,080 RMB per square meter (approximately US$ 747 per square meter) from 4,642 RMB in the 2008, representing about 9% year-on-year growth.

Material trends and uncertainties that may impact our continuing operations

Changes in national and regional economic conditions, as well as local economic conditions where we conduct our operations and where prospective purchasers of our homes live, may result in more caution on the part of homebuyers and consequently fewer home purchases. According to the data from China Real Estate Information Corporation, Xi’an city’s real estate transaction volume (in terms of sq. meter signed) increased about 112% in 2009 compared to 2008. Since the second quarter of 2009, we see the market sentiment has improved and the transaction volume has increased compared to same period of 2008.

Virtually all purchasers of our homes finance their acquisitions through lenders providing mortgage financing. A substantial increase in mortgage interest rates or unavailability of mortgage financing would adversely affect the ability of prospective homebuyers to obtain the financing they would need in order to purchase our homes, as well as adversely affect the ability of prospective move-up homebuyers to sell their current homes. For example, if mortgage financing became less available, demand for our homes could decline. A reduction in demand could also have an adverse effect on the pricing of our homes because we (and our competitors) may reduce prices in an effort to better compete for home buyers. A reduction in pricing could result in a decline in revenues and in our margins. We do not expect any substantial change of current mortgage policy and the prevailing mortgage rate in the near future.

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

As of December 31, 2009, we had $36,863,216 of cash and cash equivalents, compared to $37,425,340 as of December 31, 2008, a decrease of $562,124.

The Company believes that the combination of present capital resources, internally generated funds, and unused financing sources are more than adequate to meet cash requirements. We intend to meet our liquidity requirements, including capital expenditures related to the purchase of land for the development of our future projects, through cash flow provided by operations and additional funds raised by future financings. Upon acquiring land for future development, we intend to raise funds to develop our projects by obtaining mortgage financing mainly from local banking institutions with which we have done business in the past. We believe that our relationships with these banks are in good standing and that our real estate will secure the loans needed. We believe that adequate cash flow will be available to fund our operations.

CONSOLIDATED OPERATING RESULTS

Fiscal Year Ended December 31, 2009 Compared With 2008

Revenues

Our revenues are mainly derived from the sale of residential and commercial units in Western China, mainly in Xi’an city. We also perform infrastructure work for the local government as well as preliminary land development projects.

The revenues from the sale of properties in the year ended December 31, 2009 increased 223% to $78.5 million from $24.3 million in the same period of 2008. We believe, the primary reasons for the growth are the stable market conditions, customer-friendly design and strong pipeline projects. Compared to 2008, we have more projects under construction and in the marketing process than those at the same time during 2009. Our new project, Puhua Phase One was able to achieve very impressive contract sales amount, approximately $14.4 million in the forth quarter. We will be able to recognize the revenue in Puhua Phase One from early 2010. This project will further increase our sales and revenue amount in the coming years.

In 2009, approximately 95% of our revenue came from Tsining JunJing II Phase One and Phase Two, We officially started the pre-sale for Tsining JunJing II Phase One and Phase Two in the second quarter of 2008 and second quarter of 2009, respectively. As of December 31, 2009, the construction of Tsining JunJing II Phase One was completed. We have already pre-sold approximately 87% of all available GFA and 95% of all available units. We also plan to rent out a few commercial units in JunJing II Phase Two which has a better layout than Phase One: as a result, we expect it to achieve a higher selling price. During 2009, the average selling price in Phase Two was about 15% higher than Phase One. As of December 31, 2009, we have pre-sold about 49% of all available GFA and 51% of all available units.

Effective January 1, 2008, the Company adopted the percentage of completion method of accounting for revenue recognition for all building construction projects in progress, including the Tsining JunJing II Phase One and Phase Two. The full accrual method was used before that date for our entire residential, commercial and infrastructure projects. Infrastructure projects continue to be accounted for using the full accrual method of accounting.

Revenues by project:	2009	2008
US dollars

Project Under Construction
Tsining JunJing II Phase One	$48,682,294	$23,776,789
Tsining JunJing II Phase Two	25,778,463	-
Puhua Phase One	-	-

Projects Completed
Tsining JunJing I	(610,582)	264,066
Tsining-24G	3,878,828	27,243
Tsining In Home	552,441	121,076
Additional Project	229,825	116,888

Infrastructure Project
Baqiao infrastructure construction	-	-

Project In Process
Baqiao	-	-

Revenues from the sale of properties	$78,511,269	$24,306,062

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

Revenues by project:	2009	2008
US$
Project Under Construction

Tsining JunJing II Phase One
contract sales	$39,292,219	$33,166,864
Revenue	$48,682,294	$23,776,789
Total gross floor area (GFA) available for sale	136,012	136,012
GFA sold during the period	61,955	57,006
Remaining GFA available for sale	17,051	79,006
Percentage of completion	100%	65.95%
Percentage GFA sold during the period	45.55%	41.91%
Percentage GFA sold to date	87.46%	41.91%
Average sales price per GFA	$634	$582

Tsining JunJing II Phase Two
contract sales	$40,547,451	-
Revenue	$25,778,463	-
Total gross floor area (GFA) available for sale	112,556	-
GFA sold during the period	55,561	-
Remaining GFA available for sale	56,995	-
Percentage of completion	63.25%	-
Percentage GFA sold during the period	49.36%	-
Percentage GFA sold to date	49.36%	-
Average sales price per GFA	$733	-

Revenues from projects under construction

Tsining JunJing II Phase One

JunJing II Phase One consists of 13 residential buildings and 3 auxiliary buildings, including one kindergarten, with a gross floor area of about 136,012 square meters. JunJing II Phase One was one of our major revenue generating projects during 2009, contributing approximately $48.7 million in revenues. By December 31, 2009, we had pre-sold approximately 1,126 units in the project, which accounts for about 95% of all available units totaling approximately 118,961 square meters, about 87% of available GFA. This project began the delivery to customers for this project began at the end of October, 2009.

Tsining JunJing II Phase Two

Tsining JunJing II Phase Two consists of 12 middle-rise and high-rise buildings with total expected revenues of approximately $94.1 million. We officially started the pre-sales in the second quarter of 2009 and were able to secure $40.5 million in contract sales for 516 units of which we recognized approximately $25.8 million in 2009.

Revenues from projects completed

Revenues in 2009 from completed projects stayed at the same level of 2008, accounting for about 5% of total revenue from sales of properties during the year. The completed projects including Tsining JunJing I, Tsining-24G, Tsining In Home and other additional projects. As the market price in the retail units went up, we accelerated our marketing plan and were able to achieve approximately $3.9 million from our remaining retail units in Tsining-24G project.

Other income

Other income includes interest income, rental income, other non-operating income as well as government reimbursement of infrastructure cost on the company’s investments required to support infrastructure construction, continued river management, and suburban planning for the entire Baqiao high-technology industrial park. We recognized $8.0 million in other income for the year ended December 31, 2009 compared with $2.2 million in the same period of 2008. The 273 percent increase is mainly due to the government reimbursement of infrastructure cost. During the fourth quarter of 2009, we recognized approximately $3.7 million as revenue from the #3 river dam project that was awarded to us by the local government. The interest income from our initial investment in the Baqiao area for the preliminary land development project also generated about $0.7 million during the year.

Cost of properties and land

The cost of properties and land for the year ended December 31, 2009 increased 193 percent to $62.9 million compared with $21.5 million in the same period of 2008. The increase was primarily a result of the increased sales volume in our JunJing II Phase One and Phase Two projects.

Revenues and the cost of revenues from Project Tsining JunJing II Phase One began to be recognized in the second quarter 2008 and are being recognized using the percentage of completion method of accounting. The revenues and cost of revenues for Tsining-24G, most of which was sold in the first quarter 2007, were recognized using the full accrual method of accounting.

Gross profit and profit margin

Gross profit for the year ended December 31, 2009 was $23.7 million, representing an increase of 373.9 percent from $5.0 million in the same period of 2008. The gross profit margin for the year ended December 31, 2009 was 27.3 percent compared with 18.9 percent in the same period of 2008. The increase in the gross profit margin was mainly due to more projects under construction, strict cost control and higher average selling price. The residential units we sold during the year ended December 31, 2009 generally had higher profit margins than the units sold in the same period of 2008 mainly due to the fact that we executed a marketing campaign for JunJing II Phase One starting in the second quarter of 2008 and used discounted prices to attract market interest and encourage future sales. During 2009, we concentrated more on research and development and we are able to deliver real estate with better quality and higher average sales price. Sales are much better with the improvement in market conditions.

Selling, general and administrative expenses

SG&A for the year ended December 31, 2009 increased 8.1 percent to $ 9.2 million from $8.5 million in the same period of 2008. The increase in SG&A is mainly due to the increased sales, for example, the marketing expenses associated with Tsining JunJing II Phase One and Phase Two projects and the administrative expenses and marketing expenses related to the Puhua project. However the ratio of SG&A to total revenues for the year decreased from 32.1% in 2008 to 10.6% in 2009, because the Company is improving the management and operating efficiency. In October 2009, we launched the marketing campaign for the Puhua Phase One project and successfully secured about $15.0 million of the contract amount, However, due to the overall construction still in the beginning stage, we were not be able to recognize revenue from the Puhua Phase One project. Still, we recognized approximately $2.3 million in selling and administrative expenses in 2009. Without the impact from Puhua, our SG&A expenses would be about $6.9 million, which, we believe is reasonable going forward.

Stock-based compensation

We incurred stock-based compensation expenses amounting to $252,118 for the year ended December 31, 2009, comprised of common stock issued for service provided by the Company’s directors and former CFO, compared to $3.0 million in 2008, representing an 91.8 percent decrease. The number of shares granted to each individual was calculated in accordance with the Company’s Detail Implementation Rule for Restricted Stock Incentive Plan of 2008-2009. The compensation was based on the stock price on the grant date of July 2, 2008 the day the awards were formally approved by the Board of Directors.

Other expenses

Other expenses consist mainly of late delivery settlements and maintenance costs.

Other expenses in the year ended December 31, 2009 increased 30.5 percent to $385,652 compared with $295,595 in the same period of 2008. The Company incurred the maintenance expenses related to the delivery of JunJing Phase One projects.

Operating profit and operating profit margin

Operating profit ended December 31, 2009 was $8.5 million compared with a $9.8 million operating loss in the same period of 2008 , primarily due to the higher revenue generated by Tsining JunJing II Phase One and Phase Two. As a result, the operating profit margin was 9.8 percent for the year ended December 31, 2009 compared with negative 37.1 percent for the year ended December 31, 2008.

Interest expense

Interest expense for the year ended December 31, 2009 increased 72.6 percent to $2.3 million from $1.3 million for the year ended December 31, 2008. This change was primarily due to the fact that we have more projects that are using bank loans to finance the construction. We were able to pay down $24.3 million in bank loans through out the year and maintain our outstanding bank loan amount at $36.2 million which is 1.6% higher than $35.6 million outstanding at the end of 2008. During 2009, we obtained about $24.9 million new bank loan to finance our construction, of which, $12.4 million was from Bank of Beijing, with an interest rate of People’s Bank of China reference rate.

Change in fair value of embedded derivative

The Company recorded a $3.2 million expense in the change in fair value of embedded derivatives for the year ended December 31, 2009 compared with $3.2 million reversal of expense in the same period of 2008.

The embedded derivatives are related to the Company’s $20 million convertible debt offering completed in January 2008. The change in the fair value of embedded derivatives was a periodic adjustment to the estimated cost to the Company, which was provided by a valuation model. The Company booked a$3.2 million expense during 2009 which was mainly a result of the stock price change.

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

The change in fair value of warrants was $4.4 million for the year ended December 31, 2009, compared to negative $4.9 million during the same period of 2008, which consisted of the periodic adjustment to the estimated cost to the Company to provide the common shares, assuming that all of the warrants will be exercised sometime in the future. The basis for estimating the cost to provide the common shares was provided by the valuation model. The CRR model depends on the following assumptions: the Company’s common stock price underlying the warrants; strike price; expected life; expected volatility; risk free interest rate; and dividend rate. During 2009, our common stock price experienced large fluctuations with the price increasing from $1.29 on December 31, 2008 to $4.31 on December 31, 2009. The increase in stock price and expected volatility caused an increase in fair value for warrants and the change of fair value was booked as a non-cash expense.

In 2008, shareholders exercised a total of 1,870 warrants to buy a total of 1,870 common shares. A shareholder typically only exercises a warrant to buy common shares when the stock price is higher than the warrant exercise price, the shareholder pays the exercise price and the Company covers the difference between the warrant exercise price and the share price at the time of conversion.

The change in fair value of warrants of negative $4.9 million in 2008 consisted of the periodic adjustment to the estimated cost to the Company to provide the common shares, assuming that all the warrants will be exercised sometime in the future. The basis for estimating the cost to provide those common shares was provided by the valuation model.

Security registration expenses

Pursuant to the agreement with the investors of the 5% Senior Secured Convertible Debt, the Company was required to pay the investors certain late registration payments (“Late Payments”) if the Company failed to file a Registration Statement within 60 days after the closing date of the 5% Senior Secured Convertible Debt. The Company commenced negotiations with the investors of the 5% Senior Secured Convertible Debt to waive the Late Payments in December 2008, as both parties believed that the registration statement would become effective within a short period of time. However, as the registration statement has not become effective as of September 2009, the investors of the Convertible Debt have decided to claim the Late Payments. The Company has accrued for the Late Payments of 1.78 million in 2009. On September 28, 2009, the Company reached a First Amendment (the “Amendment”) with the Investors to settle the Late Payments, in the amount of $2.4 million by the issuance of 614,290 common stock shares. The 614,290 common stock was determined by dividing $2.4million the total Late Payments up to September 28, 2009, by 95% of the historical volume weighted average price (“VWAP”) of the common stock shares, as determined by using Bloomberg function VWAP, for the immediate preceding 30 days period. In accordance with the Amendment, the Investors will waive any further Late Payments against the Company under the Registration Rights Agreement. We do not expect any similar claim in the future.

The security registration expenses were $1.8 million for the year ended December 31, 2009, compared with $0.6 million in the same period of 2008.

Recovery of income taxes

The Company booked a recovery for income tax provision of $0.8 million compared with $10.5 million in the same period of 2008. The Company calculates income tax provision based on the 25% statutory rate for each of the subsidiaries. The recovery was caused by the tax settlement between Hao Tai and the local tax bureau.

Non-controlling Interest

We recorded a $737,882 loss attributable to non-controlling shareholder of Puhua and Success Hill for the year ended December 31, 2009, which was related to the Puhua Phase One project. We recorded $159,564 loss attributable to non-controlling shareholder for the year ended December 31, 2008. Beginning in October 2009, we launched the marketing campaign for the Puhua Phase One project and successfully secured about $15.0 million of the contract amount. However, due to the overall construction still in the beginning stage, we were not be able to recognize revenue from the Puhua Phase One project. We expensed approximately $2.3 million selling and administrative expenses during 2009.

We recorded a $159,564 loss attributable to non-controlling shareholder of Puhua and Success Hill, which is related to the formation of Puhua in the fourth quarter of 2008.

Net income attributable to China Housing & Land Development, Inc.

Net income attributable to China Housing & Land Development, Inc. for the year ended December 31, 2009 decreased 71.1 percent to $2,47 million from $8.94 million in the same period of 2008.

The decrease in net income attributable to China Housing & Land Development, Inc. was primarily due to the non cash expenses related to the change in fair value of derivatives, approximately $7.6 million. By taking this into consideration, we arrive at the Non-GAAP normalized Net income of $10.2 million which is about 14.6 percent higher than in 2008.

2009

Net income attributable to China Housing & Land Development, Inc.	$2.5 million
Add: CHANGE IN FAIR VALUE OF DERIVATIVES
Change in fair value of embedded derivatives	3.2 million
Change in fair value of warrants	4.4 million
Non-GAAP normalized Net income attributable to China Housing & Land Development, Inc.	$10.2 million

The overall real estate market condition in Xi’an has improved since the beginning of 2009, which is demonstrated in the pre-sales results of our current projects under construction, i.e. JunJing II Phase One, Phase Two and Puhua Phase One. In 2009, we were able to secure approximately $79.6 million in contract sales and were able to recognize approximately $74.4 million as revenue. Both the contract sale amount and revenue are the highest recorded in the Company’s history.

With the introduction of JunJing II Phase Two and Puhua Phase One, we expect the gross margin to improve slightly in the future, primarily because of the better quality and higher average sale price of JunJing II Phase Two. The average price for Phase Two has reached $733/square meter, $95 higher than Phase One.

Basic and diluted EPS attributable to China Housing & Land Development, Inc.

Basic EPS attributable to China Housing & Land Development, Inc. was $0.08 for the year ended December 31, 2009, compared to $0.29 in the same period of 2008. Diluted EPS attributable to China Housing & Land Development, Inc. was $0.08 for the year ended December 31, 2009, compared to $0.28 in the same period of 2008. The number of shares outstanding doesn’t change significantly from year to year. When the non-cash expenses related to change in fair value of derivatives are taken into consideration; the Pro forma Basic EPS will be $0.33 and Pro forma Diluted EPS will be $0.33. The Pro forma EPS represents a 13.8% increase compared to 2008.

Common shares used to calculate basic and diluted EPS attributable to China Housing & Land Development, Inc.

The weighted average shares outstanding used to calculate basic EPS attributable to China Housing & Land Development, Inc. was 31,180,246 shares in the year ended December 31, 2009 and 30,516,411 shares in the same period of 2008. The weighted average shares outstanding used to calculate the diluted EPS attributable to China Housing & Land Development, Inc. was 31,180,246 shares in the year ended December 31, 2009 and 30,527,203 shares in the same period of 2008.

Foreign exchange

The Company operates in China and the functional currency is Chinese Renminbi (RMB) but the reporting currency is U.S. dollar, based on the exchange rates of the two currencies. The fluctuation of exchange rate during 2009 and the same period of 2008, when translating the operating results and financial positions at different exchange rates, created the accrued gain (loss) on foreign exchange. The loss on foreign exchange for the year ended December 31, 2009 was $234,318, compared with a gain of $5,882,178 in the same period of 2008.

Fiscal Year Ended December 31, 2008 Compared With 2007

Revenues

Effective January 1, 2008, the Company adopted the percentage of completion method of accounting for revenue recognition for all building construction projects in progress, including the Tsining JunJing II Phase One and Phase Two. The full accrual method was used before that date for our entire residential, commercial and infrastructure projects. Infrastructure projects continue to be accounted for using the full accrual method of accounting.

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

Revenues by project:	2008	2007
US dollars

Project Under Construction
Tsining JunJing II Phase One	$23,776,789	$
Tsining JunJing II Phase Two	-
Puhua Phase One	-

Projects Completed
Tsining JunJing I	264,066		8,964,783
Tsining-24G	27,243		25,198,128
Tsining In Home	121,076		323,751
Additional Project	116,888		3,896,336

Infrastructure Project
Baqiao infrastructure construction	-		10,790,610

Project In Process
Baqiao	-		24,405,717

Revenues from the sale of properties	$24,306,062		$73,579,325

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

Cost of properties and land

The cost of properties and land in 2008 decreased 50.3 percent to $21.4 million compared with $43.2 million in 2007. The decrease was primarily as a result of the lower number of projects sold. In 2008, we had one project recognize a portion of pre-sales using the percentage of completion method of accounting, compared with sales of two projects in 2007 using the full accrual method of accounting.

Revenues and the cost of revenues from Project Tsining JunJing II Phase One began to be recognized in the second quarter 2008 and are being recognized using the percentage of completion method of accounting. The revenues and cost of revenues for Tsining-24G, most of which was sold in the first quarter 2007, were recognized using the full accrual method of accounting.

Gross profit and profit margin

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

Selling, general and administrative expenses

Selling, general, and administrative expenses for 2008 increased 191.1 percent to $8.5 million from $2.9 million in 2007. The increase was due primarily to the following reasons:

1.   Advertising, marketing, and selling expenses totaled $1.26 million in 2008 compared with $781,998 in 2007. Advertising and sales promotion costs are expensed as incurred. The higher advertising, marketing, and selling expenses resulted from the Company’s aggressive marketing campaign during 2008 for Tsining JunJing II Phase One project, which included advertising and fully furnished showrooms where potential buyers could see possible layouts and decorative effects. These showrooms have attracted hundreds of potential buyers and continue to create buyer interest and result in additional pre-sales purchase agreements.

2.  During the fourth quarter of 2008, we completed the formation of the Puhua project with Prax Capital. Start-up costs totaling $0.63 million were expensed in 2008. We had no similar start-up costs in 2007.

3.  An increase in allowance for bad debts. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimated uncollectible amounts are based on historical collection experience and a review of the current status of trade accounts receivable. We booked an allowance for doubtful accounts of $1.28 million 2008 compared with $94,514 in 2007.

4.  Higher professional expenses that resulted from the Company’s upgrade to NASDAQ where its common shares began trading in May 2008. The Company believes its listing on NASDAQ will provide more liquidity and transparency for shareholders and additional financing flexibility for the Company. Audit, legal, and other professional costs totaled $780,032 in 2008 compared with $392,251 in 2007.

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

Operating profit and operating profit margin

Operating loss in 2008 was $9.8 million compared with income of 26.1 million in 2007, down 137.6 percent, primarily due to lower gross profit on the residential portion of Tsining JunJing II, the absence of high operating profit from the Tsining-24G commercial spaces sold in the first quarter of 2007 higher profit from the land sale in 2007, higher selling, general, and administrative expenses in 2008 that included higher professional expenses associated with the listing on the NASDAQ stock market and non-cash stock-based incentive compensation in 2008. As a result, the operating profit margin was negative 37.1% for 2008 compared with 35.3 percent for 2007.

Interest expense

Interest expense in 2008 decreased 18.5 percent to $1.3 million from $1.6 million in 2007. The decrease was primarily due to the capitalization of interest directly related to the construction. We capitalized $4.7 million in the year ended December 31, 2008 compared to $3.5 million during the same period of 2007. In mid-2008, the Company signed a RMB 1 billion (about $147 million) construction credit line agreement with China Construction Bank. During 2008, we drew down about $22 million on the credit line. The loan from China Construction Bank has an interest rate that floats at 110 percent of the People’s Bank of China reference rate.

Change in fair value of embedded derivatives

The embedded derivatives are related to the Company’s $20 million convertible debt offering completed in January 2008. The change in the fair value of embedded derivatives was a periodic adjustment to the estimated cost to the Company, which was provided by a valuation model. During the fiscal year 2008, we recognized approximately a negative $3.17 million as change in fair value of embedded derivatives.

Change in fair value of warrants

In 2007 and 2008 the Company issued warrants in conjunction with the issuance of common shares or Convertible Debt. The warrants permit the shareholders to buy additional common shares at the prices specified in the warrant agreements.

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

The change in fair value of warrants of negative $4.9 million in 2008 consisted of the periodic adjustment to the estimated cost to the Company to provide the common shares, assuming that all the warrants will be exercised sometime in the future. The basis for estimating the cost to provide those common shares was provided by the valuation model.

Security registration expenses

Pursuant to the agreement with the investors of the 5% Senior Secured Convertible Debt, the Company was required to pay the investors certain late registration payments (“Late Payments”) if the Company failed to file a Registration Statement within 60 days after the closing date of the 5% Senior Secured Convertible Debt. The Company commenced negotiations with the investors of the 5% Senior Secured Convertible Debt to waive the Late Payments in December 2008, as both parties believed that the registration statement would become effective within a short period of time. However, as the registration statement has not become effective as of September 2009, the investors of the Convertible Debt have decided to claim the Late Payments. The Company has accrued for the Late Payments of 1.78 million 2009. On September 28, 2009, the Company reached a First Amendment (the “Amendment”) with the Investors to settle the Late Payments, in the amount of 2.4million, by the issuance of 614,290 common stock shares. The 614,290 common stock was determined by dividing 2.4million the total Late Payments up to September 28, 2009, by 95% of the historical volume weighted average price (“VWAP”) of the common stock shares, as determined by using Bloomberg function VWAP, for the immediate preceding 30 days period. In accordance with the Amendment, the Investors will waive any further Late Payments against the Company under the Registration Rights Agreement. We do not expect any similar claim in the future.

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

Non-controlling Interest

We recorded negative $159,564 minority interest attributable to the minority shareholder of Puhua and Success Hill, which is relate to the formation of Puhua in the fourth quarter of 2008. We did not have any minority interest in 2007.

Net income

Net income in 2008 decreased 46.4 percent to $8.8 million from $16.7 million in 2007. As explained above, the decrease in net income was due primarily to the absence of a land sale, fewer projects in the sales cycle, lower gross profit, higher selling, general, and administrative expenses, the restricted common stock issued in 2008 as incentive compensation for the year 2007, and accretion on convertible debt, partly offset by the change in the fair value of warrants and embedded derivatives and the tax settlement in fourth quarter of 2008.

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

Common shares used to calculate basic and diluted EPS attributable to China Housing & Land Development, Inc.

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

Foreign exchange

The Company operates in China and the functional currency is Chinese Renminbi (RMB) but the reporting currency is U.S. dollar, based on the exchange rates of the two currencies. The fluctuation of exchange rate during 2008 and the same period of 2007, when translating the operating results and financial positions at different exchange rates, created the accrued gain (loss) on foreign exchange. The gain on foreign exchange for the year ended December 31, 2008 was $5,882,178, compared with a gain of $3,617,405 in the same period of 2007.

Cash flow discussion

There is net cash outflow of $ 574,573for the year ended December 31, 2009 compared with $34.35 million cash inflow during the same period of 2008.

There was a cash inflow of $2,050,295 from operating activities in the year ended December 31, 2009, compared with $29.08 million of outflow in 2008. The major cash inflow are from the change in fair value of warrants and change in fair value of embedded derivatives, which are $4.4 million of inflow and $3.2 million of inflow respectively, compared with $4.9 million of outflow and $3.2 million of outflow in 2008. Also, during 2009, there was an increase in advances from customers, which represents an $11.9 million of cash inflow compared to $3.6 million of cash inflow during 2008.

There was a cash outflow of $1,477,909 from investing activities in 2009, compared with a cash outflow of $510,713 for the same period of 2008. The increase was primarily due to the purchase of buildings, equipment and automobiles, which brought a $2,747,785 cash outflow to the Company compared a $1,063,332 of outflow last year. Also, the cash from acquired business contributed $0.5 million cash inflow for the year ended December 31, 2009.

There was a cash outflow of $1,146,959 for financing activities in the year ended December 31, 2009, compared with $63,933,480 of inflow in 2008. The difference is primarily attributable to the financings that took place during 2008, including $20 million convertible notes issued in January 2008, $46 million new bank loan as well as the $30 million from JV partner Prax Capital.

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

Cash flow from financing activities in 2008 provided $63,933,480, up 247.2 percent from 2007, primarily due to $29,268,914 net proceeds from the creation of the joint venture with Prax Capita, the $19,230,370 proceeds from the convertible notes offering in January 2008 and funds from construction loans with banks that totaled $46,054,762, partly offset by payments on loans totaling $25,905,804.

In mid-2008, the Company signed a RMB 1 billion (about $147 million) construction credit line agreement with China Construction Bank to support the Company’s development projects. The Company has been granted a total RMB 22 million loan for the JunJing II Phase One project and expects another RMB 22 million loan once the JunJing II Phase Two project begins.

Debt leverage

Total debt consists of Loans payable, Convertible Debt, Payables for acquisition of businesses and Loans from employees.

Total debt outstanding as of December 31, 2009 was $59.8 million compared with $59.19 million as of December 31, 2008.

Net debt outstanding (total debt less cash) as of December 31, 2009 was $22,237,637 compared with $20,955,952 as of December 31, 2008. A major reason for the increase in net debt outstanding is the decrease in cash decreased to $37.6 million at December 31, 2009 from $38.2 million on December 31, 2008. The Company's net debt as a percentage of total capital (net debt plus shareholders' equity) was 15.7 percent on December 31, 2009 and 16.0 percent on December 31, 2008, a slight increase due to the cash balance decrease.

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

As of December 31, 2009, we had $37,564,233 of cash and cash equivalents, compared with $38,230,352 of cash and cash equivalents as of December 31, 2008, a decrease of $666,119. Our cash flow from operating activities provided over $2 million for the year ended December 31, 2009 compared with an outflow of $29.1 million for the year ended December 31, 2008. Along with progress in projects, we started seeing positive cash flow from operations and we can use this internally generated cash flow to fund our projects in the pipeline.

The Company leases part of its office and hotel space under various operating lease agreements. The future minimum rental payments required under the operating lease agreements are summarized below.  As of December 31, 2009, the Company had one land use right with an unpaid balance of approximately $2.6 million. The balance is not due until the vendor removes the existing building on the land and changes the zoning status of the land use right certificate.

	Payment due by period
Commitments and Contingencies	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Rental lease	$469,173	$136,583	$141,422	$52,808	$138,360
Consulting contract	549,378	549,378
Land use right	2,593,065	-	2,592,951	-	-
Total	$3,611,616	$685,961	$2,734,487	$52,808	$138,360

Financial obligations

As of December 31, 2009, we had total bank loans of $36,185,705 with a weighted average interest rate of 6.56percent.

Mortgage debt (total bank loans) is secured by the assets of the Company.

Loans payable

Loans payable represent amounts due to various banks and are due on demand or normally due within three years. These loans generally can be renewed with the banks when the loans mature.

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

On June 28, 2008, the Company signed a strategic partnership Memorandum of Understanding (“MOU”) with China Construction Bank Xi’an Branch that established a RMB 1 billion credit line for real estate development of the Company and its subsidiaries. Under the MOU, the Company and its subsidiaries are required to set up a basic deposit account with China Construction Bank, to maintain a current ratio of not less than 90% and to maintain liabilities to assets ratio of not greater than 65%. On August 28, 2008, the Company entered a first loan agreement with China Construction Bank Xi’an Branch to draw down the first RMB 150 million loans, which will mature on August 27, 2011. $21,986,076 (RMB 150 million) was outstanding at December 31, 2008. During the year ended December 31, 2009, the Company paid down the loan to $3,223,018 (RMB 22 million). On August 30, 2009, the Company entered a second loan agreement with China Construction Bank Xi’an Branch to draw down another RMB 85 million loan, which will mature on September 8, 2012. $12,452,571 (RMB 85 million) was outstanding as of December 31, 2009.

As of December 31, 2008 and December 31, 2009, our current ratios were approximately136.3% and 206.7%, respectively, and our liabilities to assets ratios were approximately 49.3% and54.2%, respectively. The Company will be able to draw down approximately another $82 million before we reach the maximum liabilities to assets ratio of 65%.

The following table summarizes the amounts and types of the Company's obligations and provides the estimated period of maturity for the financial obligations by class as of December 31, 2009:

Obligations Due by Period	1 year	1-3 years	3-5 years
(Millions of dollars)

Current liabilities:
Accounts payable	$20.71
Income and other taxes payable		$8.19
Other payables		$4.52
Advances (deposits) from customers		$21.3
Accrued expenses	$5.59
Current portion of long term loans payable	$8.06

Long-term liabilities:
Warranties liabilities			$5.07
Deferred tax		$11.50
Fair value of embedded derivatives			$3.99
Convertible Debt			$14.83

Long-term debt:
Loans payable		$28.13
Payable for acquisition of businesses	$5.92
Loans form employees		$2.87

The following table summarizes the Company's loans payable that were outstanding as of December 31, 2009 and December 31, 2008:

	2009	2008
Commercial Bank Weilai Branch
Due August 29, 2010, annual interest is at 10.21 percent, guaranteed by Tsining and secured by the Company's Xin Xing Tower and part of the JunJing II project	5,127,528	5,130,084

Xi'an Rural Credit union Zao Yuan Rd. Branch
Due July 3, 2010, annual interest is at 8.496 percent, secured by the Company's Jun Jing Yuan I, Han Yuan and Xin Xing Tower projects	2,930,017	3,371,198

China Construction Bank, Xi'an Branch
Due August 27, 2011, annual interest is at floating interest rate based on 110 percent of People’s Bank of China rate, secured by the Company's Jun Jing Yuan II project within a minimum payment of $7.3million required in 2011	3,223,018	21,986,076
Due September 8, 2012, annual interest is at a floating interest rate based on 110 percent of the People’s Bank of China prime rate, secured by the Company's Jun Jing Yuan II project	12,452,571	-

Bank of Beijing, Xi’an Branch
Due December 10, 2012 , annual interest is at People’s Bank of China rate, secured by the Puhua in construction
Project with a minimum payment of $7.3 million required in 2011	12,452,571	-

Total	$36,185,705	$30,487,358

The currently indicated annual interest requirement on these loans totals about $2.4 million.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is subject to the following market risks, including but not limit to:

General Real Estate Risk

There is a risk that the Company’s property values could go down due to general economic conditions, a weak market for real estate generally, or changing supply and demand. The Company’s property held for sale value, approximately $14 million at the end of December, 2009, may change due to market fluctuations. Currently, it is valued at our cost which is significantly below the market value.

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

ITEM 8 FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of China Housing & Land Development, Inc.

We have audited the accompanying consolidated balance sheets of China Housing & Land Development, Inc., and subsidiaries (the “Company”) as at December 31, 2009 and 2008 and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2009 and 2008, and the results of its operations and its cash flows for the each of three years ended December 31, 2009, in accordance with accounting principles generally accepted in the United States of America.

Signed: “MSCM LLP”
MSCM LLP Toronto, Canada March 12, 2010

CHINA HOUSING & LAND DEVELOPMENT, INC., AND SUBSIDIARIES

Consolidated Balance Sheets
As of December 31, 2009 and 2008

	2009	2008
ASSETS
Cash and cash equivalents	$36,863,216	$37,425,340
Cash - restricted	701,017	805,012
Accounts receivable, net of allowance for doubtful accounts of $389,996 and $1,278,156, respectively	6,088,482	813,122
Other receivables and prepaid expenses and other assets, net	2,484,221	1,263,526
Notes receivable, net	-	811,695
Real estate held for development or sale	103,003,529	60,650,011
Property and equipment, net	15,307,478	12,391,501
Asset held for sale	14,301,564	14,308,691
Advances to suppliers	10,368,386	704,275
Deposits on land use rights	28,084,346	47,333,287
Intangible asset, net	41,355,134	46,043,660
Goodwill	816,469	-
Deferred financing costs	411,457	622,118
Total assets	$259,785,299	$223,172,238

LIABILITIES
Accounts payable	$20,706,263	$10,525,158
Advances from customers	21,301,876	9,264,385
Accrued expenses	5,587,837	3,539,842
Accrued security registration expenses	-	613,483
Payables for acquisition of businesses	5,916,354	8,429,889
Income and other taxes payable	8,194,659	8,349,759
Other payables	4,524,288	5,183,251
Loans from employees	2,864,824	1,517,039
Loans payable	36,185,705	35,617,442
Deferred tax liability	11,505,181	11,510,915
Warrants liability	5,074,191	1,117,143
Fair value of embedded derivatives	3,991,047	760,398
Convertible debt	14,834,987	13,621,934
Total liabilities	140,687,212	110,050,638

SHAREHOLDERS' EQUITY
Common stock: $.001 par value, authorized 100,000,000 shares issued and outstanding 31,884,969 and 30,893,757, respectively	31,885	30,894
Additional paid in capital	35,461,706	31,390,750
Common stock subscribed	252,118	-
Statutory reserves	4,922,248	3,541,226
Retained earnings	39,895,179	38,651,579
Accumulated other comprehensive income	10,163,483	10,397,801

Total China Housing & Land Development, Inc. shareholders’ equity	90,726,619	84,012,250

Noncontrolling interest	28,371,468	29,109,350

Total shareholders' equity	119,098,087	113,121,600

Total liabilities and shareholders' equity	$259,785,299	$223,172,238

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC., AND SUBSIDIARIES

Consolidated Statements of Income
For The Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
REVENUES
Sale of properties	$78,511,269	$24,306,062	$73,579,325
Other income	8,047,883	2,159,784	333,525

Total revenues	86,559,152	26,465,846	73,912,850

Cost of sales	62,902,441	21,473,426	43,221,757

Gross margin	23,656,711	4,992,420	30,691,093

OPERATING EXPENSES
Selling, general, and administrative expenses	9,182,165	8,497,562	2,919,360
Stock-based compensation	252,118	3,078,600	-
Security registration expenses	1,786,517	613,483	-
Other expenses	385,652	295,595	57,416
Interest expense	2,323,141	1,346,183	1,652,349
Accretion expense on convertible debt	1,213,063	968,962	-
Total operating expenses	15,142,656	14,800,385	4,629,125

NET INCOME (LOSS) FROM BUSINESS OPERATIONS	8,514,055	(9,807,965)	26,061,968

CHANGE IN FAIR VALUE OF DERIVATIVES
Change in fair value of embedded derivatives	3,230,649	(3,166,977)	-
Change in fair value of warrants	4,365,633	(4,932,961)	632,296
Total change in fair value of derivatives	7,596,282	(8,099,938)	632,296

Income (loss) before provision for income taxes and noncontrolling interest	917,773	(1,708,027)	25,429,672

(Recovery) provision for income taxes	(814,155)	(10,490,833)	8,743,556
NET INCOME	1,731,928	8,782,806	16,686,116

Add: Net loss attributed to noncontrolling interest	737,882	159,564	-

Net income attributable to China Housing & Land
Development, Inc.	$2,469,810	$8,942,370	$16,686,116

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	31,180,246	30,516,411	26,871,388

Diluted	31,180,246	30,527,203	26,871,388

EARNINGS PER SHARE
Basic	$0.08	$0.29	$0.62

Diluted	$0.08	$0.28	$0.62

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC., AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
For The Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007

NET INCOME	$1,731,928	$8,782,806	$16,686,116

OTHER COMPREHENSIVE INCOME (LOSS)
(Loss) gain in foreign exchange translation	(234,318)	5,882,178	3,617,405

COMPREHENSIVE INCOME	1,497,610	14,664,984	20,303,521

Add: Comprehensive loss attributable to noncontrolling interest	737,882	159,564	-

Comprehensive income attributable to China Housing & Land
Development, Inc.	$2,235,492	$14,824,548	$20,303,521

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT INC., AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For The Years Ended December 31, 2009, 2008 and 2007

	December 31,	December 31,	December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,731,928	$8,782,806	$16,686,116
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Bad debt (recovery) expense	(603,917)	1,420,434	-
Depreciation	633,930	454,728	423,932
Loss (gain) on disposal of property and equipment	108,189	15,167	(48,347)
Gain on income tax settlement	(4,859,401)	(12,712,153)	-
Amortization of deferred financing costs	210,661	148,606	-
Amortization of stock issued for investor relations fees	-	-	131,400
Amortization of intangible asset	-	-	1,157,758
Stock-based compensation	252,118	3,078,600	-
Security registration expenses settled with common stocks	1,786,517	613,483	-
Change in fair value of warrants	4,365,633	(4,932,961)	632,296
Change in fair value of embedded derivatives	3,230,649	(3,166,977)	-
Accretion expense on convertible debt	1,213,063	968,962	-
Non-cash proceeds from sales	(43,500)	(166,148)	(10,783,201)
(Increase) decrease in assets:
Accounts receivable	(4,758,938)	10,758,758	(8,463,433)
Other receivables and prepaid expenses	185,426	(114,638)	658,893
Real estate held for development or sale	(37,698,632)	(23,463,229)	13,696,294
Advances to suppliers	(9,688,941)	1,600,308	(1,480,596)
Refund (deposit) on land use rights	19,198,186	(15,387,541)	(17,695,934)
Deferred financing costs	-	202,888	-
Increase (decrease) in liabilities:
Accounts payable	10,170,003	570,250	2,556,717
Advances from customers	11,911,360	3,576,253	2,066,546
Accrued expenses	1,915,238	1,607,633	42,522
Other payables	(1,815,769)	1,003,031	(1,016,610)
Income and other taxes payable	4,606,492	(3,934,882)	10,047,030
Net cash provided by (used in) operating activities	2,050,295	(29,076,622)	8,611,383

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	103,478	(684,040)	1,039,410
Purchase of buildings, equipment and automobiles	(2,747,785)	(1,063,332)	(244,355)
Notes receivable collected	452,054	364,313	1,272,541
Cash acquired from acquisition of business	519,309	-	-
Proceeds from sale of property and equipment	195,035	872,346	(27,087,844)
Net cash (used in) investing activities	(1,477,909)	(510,713)	(25,020,248)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of convertible debt	-	19,230,370	-
Investment and advances from minority shareholder	-	29,268,914	-
Loans from banks	24,894,444	46,054,762	3,944,359
Payments on loans payable	(24,306,429)	(25,905,804)	(14,202,410)
Loans from (repayment to) employees, net	1,347,937	(1,018,357)	1,226,736
Repayment of payables for acquisition of businesses	(4,267,573)	(3,704,820)	4,207,315
Proceeds from issuance of common stock and warrants	1,184,662	8,415	23,239,997
Net cash (used in) provided by financing activities	(1,146,959)	$63,933,480	$18,415,997

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(574,573)	34,346,145	2,007,132

Effects on foreign currency exchange	12,449	728,180	(35,750)

Cash and cash equivalents, beginning of year	37,425,340	2,351,015	379,633

Cash and cash equivalents, end of year	$36,863,216	$37,425,340	$2,351,015

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC., AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity
For The Years Ended December 31, 2009, 2008 and 2007

			Common	Additional			Capital	Accumulated
	Common Stock		stock	paid in	Statutory	Retained	contribution	comprehensive	Noncontrolling
	Shares	Par Value	subscribed	capital	reserves	earnings	receivable	income	Interest	Totals

BALANCE, December 31, 2006	20,619,223	$20,619	$-	$7,192,600	$2,150,138	$14,414,181	$(5,462,798)	$898,218	$-	$19,212,958
Common stock issued for consulting services	60,000	60	-	131,340	-	-	-	-	-	131,400
Common stock and warrants issued at $2.70	9,387,985	9,388	-	20,532,623	-	-	-	-	-	20,542,011
Common stock issued from warrants conversion	74,679	75	-	524,971	-	-	-	-	-	525,046
Net income	-	-	-	-	-	16,686,116	-	-	-	16,686,116
Adjustment to statutory reserve	-	-	-	-	735,141	(735,141)	-	-	-	-
Capital contribution receivable	-	-	-	-	-	-	5,462,798	-	-	5,462,798
Foreign currency translation adjustment	-	-	-	-	-	-	-	3,617,405	-	3,617,405
BALANCE, December 31, 2007	30,141,887	$30,142	$-	$28,381,534	$2,885,279	$30,365,156	$-	$4,515,623	$-	$66,177,734
Common Stock issued from warrants conversion	1,870	2	-	9,966	-	-	-	-	-	9,968
Stock based compensation	750,000	750	-	2,999,250	-	-	-	-	-	3,000,000
Initial investment from noncontrolling interest	-	-	-	-	-	-	-	-	29,268,914	29,268,914
Net Income	-	-	-	-	-	8,942,370	-		(159,564)	8,782,806
Adjustment to statutory reserve	-	-	-	-	655,947	(655,947)	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	5,882,178	-	5,882,178
BALANCE, December 31, 2008	30,893,757	$30,894	$-	$31,390,750	$3,541,226	$38,651,579	$-	$10,397,801	$29,109,350	$113,121,600
Stock based compensation	54,583	55	-	78,545	-	-	-	-	-	78,600
Common Stock issued from warrants conversion	288,889	289	-	1,494,316	-	-	-	-	-	1,494,605
Common stock issued from cashless warrants			-				-		-	-
conversion	33,450	33	-	98,709	-	-	-	-	-	98,742
Common stock subscribed from liability	-	-	-	-	-	-	-	-	-	-
settlement	614,290	614	-	2,399,386	-	-	-	-	-	2,400,000
Stock based compensation	-	-	252,118	-	-	-	-	-	-	252,118
Net Income	-	-	-	-	-	2,469,810	-	-	(737,882)	1,731,928
Adjustment to statutory reserve from	-	-	-	-	-	-	-	-	-	-
acquisition of Xinxing Property	-	-	-	-	154,812	-	-	-	-	154,812
Adjustment to statutory reserve	-	-	-	-	1,226,210	(1,226,210)	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	(234,318)	-	(234,318)
BALANCE, December 31, 2009	31,884,969	$31,885	$252,118	$35,461,706	$4,922,248	$39,895,179	$-	$10,163,483	$28,371,468	$119,098,087

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 – Organization and Basis of Presentation

China Housing & Land Development, Inc., (the “Company”) is a Nevada corporation, incorporated on July 6, 2004 under the name Pacific Northwest Productions Inc., (“Pacific”). On May 5, 2006, the Company changed its name to China Housing & Land Development, Inc. The Company, through its subsidiaries, is engaged in acquisition, development, management, and sale of commercial and residential real estate properties located primarily in Xi'an, Shaanxi Province, People’s Republic of China (PRC or China).

The Company’s subsidiaries include: Xi'an Tsining Housing Development Company Inc. (“Tsining”), Xi'an New Land Development Co. (“New Land”), Xi'an Hao Tai Housing Development Company Inc. (“Hao Tai”), Manstate Assets Management Limited (“Manstate”), Xi’an Xinxing Property Management Co., Ltd. (“Xinxing Property”) (note 3), Xi’an Xinxing Hotel Management Co., Ltd. (“Xinxing Hotel”) (note 3), Puhua (Xi’an) Real Estate Development Co., Ltd (75% interest) (“Puhua”), Success Hill Investments Limited (60% interest) (“Success Hill”), Wayfast Holdings Limited (“Wayfast”), Clever Advance Limited (“Clever Advance”), Gracemind Holdings Limited (“Gracemind”) and Treasure Asia Holdings Limited (Treasure Asia”)  (collectively, the “Subsidiaries”). Wayfast with its 100% subsidiary - Clever Advance and Gracemind with its 100% subsidiary - Treasure Asia were incorporated as holding companies in March 2009 and they were inactive during the year ended December 31, 2009.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of the Company and the Subsidiaries and have been reported in United States dollars. All inter-company balances and transactions have been eliminated on consolidation.

The 25% ownership interests of the noncontrolling stockholder of PuHua and 40% ownership interests of the noncontrolling stockholder of Success Hill were presented as noncontrolling interests in the consolidated balance sheet. In the consolidated statements of operations, net income attributable to China Housing & Land Development, Inc. reflects an adjustment for the noncontrolling stockholders’ share of the net loss of PuHua and Success Hill.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and changes in these estimates are recorded when known. Significant estimates made by management include: revenue recognition, allowance for doubtful accounts, useful lives of property and equipment, amortization of the intangible asset, future cash flows associated with impairment testing for tangible and intangible asset and goodwill, income taxes, inventory obsolescence and fair value of warrants liability, embedded derivatives and stock-based compensation.

Reporting Currency and Foreign Currency Translation

As of December 31, 2009, the accounts of the Company and its Subsidiaries are maintained in their functional currency, the Chinese Yuan Renminbi ("RMB"). The consolidated financial statements of the Company have been translated into U.S. dollars in accordance with the accounting standard on foreign currency translation. All assets and liabilities of the Subsidiaries are translated at the exchange rate on the balance sheet date, shareholders' equity is translated at the historical rates and the statements of income and cash flows are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under comprehensive income and as a separate component of shareholders’ equity.

Foreign exchange rates used:

	December 31, 2009	December 31, 2008	December 31, 2007
Period end RMB/U.S. Dollar exchange rate	6.8259	6.8225	7.2946
Average RMB/U.S. Dollar exchange rate	6.8307	6.9483	7.6058

Revenue Recognition

Effective January 1, 2008, the Company changed its revenue recognition policy for sales of development properties to the percentage of completion method. Previously, the full accrual method was used. The percentage of completion method is based on estimated costs incurred. The change more accurately reflects the business activity of the Company and matches revenues with the costs incurred in earning such revenue. The standard “Accounting Changes and Error Corrections” requires that a change in accounting policy be reflected through retrospective application of the new accounting policy to all prior periods, unless it is impracticable to do so. The Company has determined that retrospective application to periods prior to January 1, 2008 is not practical as the necessary information needed to restate prior periods is not available. Therefore, the Company began to apply the percentage completion method on a prospective basis beginning January 1, 2008.

Real estate sales are reported in accordance with the provisions of the standard “Accounting for Sales of Real Estate". Profit from the sales of real estate properties is recognized on the percentage of completion method on the sale of individual units when all the following criteria are met:

a.	Construction is beyond a preliminary state.
b.	The buyer is committed to the extent of being unable to require a refund except for non-delivery of the units or interest.
c.	Sufficient units have already been sold to assure that the entire property will not revert to rental property.
d.	Sales prices are collectible.
e.	Aggregate sales proceeds and costs can be reasonably estimated.

 If any of the above criteria are not met, proceeds shall be accounted for as advances from customers until the criteria are met.

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

Significant judgments and estimates related to applying the percentage of completion method include the Company’s estimates of the time necessary to complete the project, the total expected revenue and the total expected costs. Fluctuations in sales prices and variances in costs from budgets could change the percentages of completion and affect the amount of revenue and costs recognized. Changes in total estimated project costs, if any, are recognized in the period in which they are determined. Revenue recognized to date in excess of amounts received from customers is included in accounts receivable. Included in accounts receivable at December 31, 2009 is $4,721,729 (2008 - $299,745) representing amounts due from customers for which the Company has already recognized revenues. Amounts received from customers in excess of revenue recognized to date are classified as current liabilities under advances from customers. As of December 31, 2009 and 2008, the related advances from customers were $20,745,756 and $9,264,385, respectively.

For the Company’s self financed sales, the Company recognizes sales based on the full accrual method provided that the buyer's initial and continuing investment is adequate according to the standard, “Accounting for Sales of Real Estate”. The initial investment is the buyer's down-payment less the loan amount provided by the Company. Interest on these loans is amortized over the term of the loans. The Company discontinued this type of sale during 2009.

For land sales, the Company recognizes revenue when title to the land development right is transferred and collectability of the proceeds is assured.

Real estate rental income is recognized on the straight-line basis over the terms of the tenancy agreements.

For the reimbursement of infrastructure costs, the Company recognizes income, which is at a value agreed to by the Company and the government of the PRC, under a binding agreement.

Real Estate Capitalization and Cost Allocation

Real estate held for development or sale consists of residential and commercial units under construction and units completed. The real estate held for development includes costs associated with development and construction of the Baqiao project, the JunJing II project, the Junjing III project, PuHua Project, Tang Du and other projects.

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

Land and land improvement costs include the cost of land use rights, land improvements and real estate taxes. Appropriate costs are allocated to projects on the basis of acreage and the number of dwelling units.

When real estate held for development or sale is determined to be impaired, it is written down to its estimated net realizable value. The Company evaluates the carrying value for impairment based on the undiscounted future cash flows of the assets. Write-downs of real estate held for development or sale deemed impaired would be recorded as adjustments to the cost basis. No impairment loss was incurred or recorded for the year ended December 31, 2009 (2008 - $Nil). No depreciation is provided for real estate held for development or sale.

Capitalization of Interest

In accordance with the standard “Capitalization of Interest Cost”, interest incurred during and directly related to construction is capitalized to construction in progress. All other interest is expensed as incurred.

For the year ended December 31, 2009, interest incurred by the Company was $5,096,871 (2008 - $4,659,778 and 2007 - $3,454,862) and capitalized interest for the same period was $2,890,457 (2008 - $3,313,595).

Concentration of Risks

The Company sells residential and commercial units to residents and small business owners and sells land to other real estate developers. There was no major customer that accounted for more than 5% of the sales for the year ended December 31, 2009 and 2008. One customer accounted for approximately 14% of accounts receivable as at December 31, 2009. A different customer accounted for approximately 44% of account receivable as at December 31, 2008. The Company had four major customers that accounted for approximately 62% of the Company’s sales for the year ended December 31, 2007. One of these customers accounted for 84% of accounts receivable as at December 31, 2007.

The Company is dependent on third-party sub-contractors, manufacturers, and distributors for all construction services and supply of construction materials. Construction services or products purchased from the Company's five largest sub-contractors and suppliers accounted for 41% of total services and supplies for the year ended December 31, 2009 (2008 - 30% and  2007 – 56%). Accounts payable to these subcontractors and suppliers was 53% of total accounts payable as at December 31, 2009 (2008 – 43% and 2007 – 19%).

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

Cash and Cash Equivalents and Concentration of Risk

Cash and cash equivalents include cash on hand and highly liquid investments with maturities of three months or less when purchased in accounts maintained with state-owned banks within the PRC. Total cash ((including restricted cash) and cash equivalent in state-owned banks at December 31, 2009 amounted to $37,263,615 (2008 - $38,230,352) of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts. Total cash equivalents as at December 31, 2009 amounted to $4,395,025 (2008 - $Nil).

Restricted Cash

The bank grants mortgage loans to home purchasers and will transfer these amounts to the Company's bank account once title passes. If the homes are not completed and the new home owners have no ownership documents to secure the loan, the bank will deduct 10% of the home owner's loan from the Company's bank account and transfer that amount to a designated bank account classified on the balance sheet as restricted cash. Interest earned on the restricted cash is credited to the Company's normal bank account. The bank will release the restricted cash after home purchasers have obtained the ownership documents to secure the mortgage loan. Total restricted cash in state-owned banks amounted to $701,017 as of December 31, 2009 (2008 - $805,012).

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

Notes Receivable

The Company finances sales to certain new homeowners with terms of one to three years. These loans are non-interest bearing, therefore the Company has discounted the carrying amount of notes receivable at the market mortgage rate at 5.4% for the year ended December 31, 2008. For the year ended December 31, 2009, the Company collected all remaining balances of the notes receivable.

	2009	2008

Notes receivable	$402,504	$859,682
Less: unamortized interest	-	(47,987)
Less: allowance for doubtful accounts	(402,504)	-
Notes receivable, net	$-	$811,695

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method, with 3% residual value, over the estimated useful lives of the assets. Estimated useful lives of the assets are as follows:

Estimated Useful Life

Buildings and improvements	6-30 years
Income producing properties and improvements	21 - 30 years
Vehicles	6 years
Electronic equipment	5 years
Office furniture	5 years
Computer software	3 years

Maintenance and repairs are charged directly to expenses as incurred. Major additions and betterment to property and equipment are capitalized and depreciated over the remaining useful life of the assets.

Long-lived Assets

The Company periodically evaluates the carrying value of long-lived assets in accordance with the standard, “Accounting For Impairment on Disposal of Long-Lived Assets” which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes there were no impairments of its long-lived assets as of December 31, 2009 and 2008.

Asset Held for Sale

The Company intends to sell one of its fixed assets which consist of 13,609 square meters of retail units. The fixed assets are classified as asset held for sale and the Company has ceased depreciation of the asset. Subsequent to December 31, 2009, the Company has received a letter of intent from an unrelated party to acquire 1/3 of this retail property (note 23).

Advances to Suppliers

Advances to suppliers consist of amounts paid in advance to contractors and vendors for services and materials.

Deposits on Land Use Rights

Deposits on land use rights consist of deposits held by the PRC government to purchase land use rights in Baqiao and other projects currently planned.

Intangible Asset

Intangible asset relates to the development rights for 487 acres of land in Baqiao Park obtained from the acquisition of New Land in fiscal 2007. The intangible asset has a finite life. In accordance with accounting standard, “Goodwill and Other Intangible Assets”, the intangible asset is subject to amortization over its estimated useful life. The amortization of the intangible asset is based on the percentage of profit margin realized over the total expected profit margin to be realized from the 487 acres of land in the Baqiao project. The Company reviews its business plan for its 487 acres of land in Baqiao Park periodically and updates its assumptions based on the prevailing market prices and management’s judgments on the profit margins.  The method of amortization selected reflects the pattern in which the economic benefits of the intangible asset are realized. This method is intended to match the pattern of amortization with the income-generating capacity of the asset.

The Company evaluates its intangible asset for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Based on estimated future cash flows, the Company records a write-down for impairments, if appropriate. No impairment write-down was recognized for December 31, 2009, 2008 and 2007.

Goodwill

Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of the identifiable net assets acquired (note 3). Goodwill is not amortized but is tested for impairment at least annually at the reporting unit level or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The impairment test compares the reporting unit’s carrying value to its fair value and, when appropriate, the carrying value of goodwill is reduced to fair value. No goodwill impairment was recognized for December 31, 2009, 2008 and 2007.

Deferred Financing Costs

Debt issuance costs are capitalized as deferred financing costs and amortized on a straight line basis over the term of the related debt. The amortization expense for the year ended December 31, 2009 was $210,661 (2008 - $148,606 and 2007 - $Nil). This amortization expense was included in selling, general, and administrative expense.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted the standard, "Fair Value Measurements," which provides a framework for measuring fair value under GAAP. As defined in the standard, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that the Company believes market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable.

The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs.

The standard establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy defined by the standard are as follows:

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

Level 3
 Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value from the perspective of a market participant. Level 3 instruments include those that may be more structured or otherwise tailored to customers' needs. At each balance sheet date, the Company performs an analysis of all instruments subject to the standard and includes in Level 3 all of those whose fair value is based on significant unobservable inputs.

Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2009:

Fair Value Measurements Using	Level 1	Level 2	Level3	At Fair Value
Cash equivalents	$4,395,025	$-	$-	$4,395,025
Warrants liability	-	5,074,191	-	5,074,191
Fair value of embedded derivatives	-	3,991,047	-	3,991,047
Total	$4,395,025	$9,065,238	$-	$13,460,263

Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2008:

Fair Value Measurements Using	Level 1	Level 2	Level 3	At Fair Value
Warrants liability	$-	$1,117,143	$-	$1,117,143
Fair value of embedded derivatives	-	760,398	-	760,398
Total	$-	$1,877,541	$-	$1,877,541

Accounts Payable

Accounts payable consists of balances due to subcontractors and suppliers for the purchase of construction and other services.

Advances from Customers

Advances from customers represent prepayments by customers. The Company records such prepayments as advances from customers when the payments are received.

Other Payables

Other Payables consist of balances for non-construction costs with unrelated companies and individuals. These amounts are unsecured, non-interest bearing and short term in nature.

Advertising Costs

Advertising and sales promotion costs are expensed as incurred. Advertising expense for the year totaled $1,965,551 (2008 - $1,261,495 and 2007 - $781,998).

Warranty Costs

Generally, the Company provides all of its customers with a limited (half a year to 5 years) warranty period for defective workmanship. Any significant material defects are generally under warranty with the Company's construction contractors. Currently, the Company retains 5% of the total contract cost from the construction contractors for a period of one to five years after the completion of the construction. Such retention amounts will be used to pay for any repair expense incurred due to defects in the construction. Any excess amounts are expensed in the period when they occur. The Company has not historically incurred any significant litigation requiring additional specific reserves for its product offerings. As of December 31, 2009 and 2008, the Company did not recognize any warranty liability or incurred any warranty costs in excess of the amount retained from construction contractors.

Income Taxes

The Company utilizes the standard, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At December 31, 2009 and 2008 the significant accounting to tax difference was related to the intangible asset and certain real estate held for development or sale which has no tax value.

The Company adopted the provisions of the interpretation, "Accounting for Uncertainty in Income Taxes”, on January 1, 2007. The Company did not have any material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing the interpretation. During fiscal 2009, the Company settled a prior year income tax liability with the PRC local tax authority resulting in an income tax recovery of $4,859,401 (2008 - $12,712,153 and 2007 - $Nil), which is included in the provision for income taxes. For both settlements, the local tax authority examined the Company’s tax records and issued an income tax assessment. The Company believes there is only a remote possibility that the local tax authority or higher tax authority will reassess these tax settlements.

The Company is required to report income tax returns in the PRC jurisdictions. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax liability as a component of selling,  general and administrative expense. As of the date of adoption of the interpretation, the Company did not have any accrued interest or penalties associated with any unrecognized tax rate differences from the federal statutory rate primarily due to non-deductible expenses, temporary differences and preferential tax treatment. No assessments of income taxes for the years ended December 31, 2009, 2008 and 2007 have been received by the Company, except for the income tax settlement report issued by local tax authority as previously described.

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

The provision for income taxes for the year ended December 31, 2009, 2008 and 2007 consisted of the following:

	2009	2008	2007
(Recovery) provision for PRC income and local tax	$(814,155)	$(10,490,833)	$9,125,616
Recovery of deferred taxes	-	-	(382,060)

Total (recovery) provision for income taxes	$(814,155)	$(10,490,833)	$8,743,556

	2009	2008	2007
Income (loss) before provision for income taxes	$917,773	$(1,708,027)	$25,429,672
U.S. statutory rate of 34%	$312,043	$(580,729)	$8,646,088
Non-deductible expense (non-taxable income)	3,602,593	(2,215,948)	819,055
Foreign (income) loss not recognized in US	(4,288,359)	2,092,057	(9,766,843)

Foreign income (loss) taxed at 25% (2008 – 25%; 2007 - 33%)	3,149,829	(1,538,277)	9,541,001
Favorable foreign income tax settlement	(4,859,401)	(12,712,153)	-
Tax on favorable foreign income tax settlement	-	3,170,407	-
Tax incentive on New Land and Hao Tai	(12,030)	-	(344,133)
Recovery of future income tax provision	-		(382,060)
Change in valuation allowance	1,281,170	1,293,810	230,448
(Recovery) provision for income taxes	$(814,155)	$(10,490,833)	$8,743,556

 Deferred Tax

The tax effects of temporary differences that give rise to the Company’s deferred tax liability as of December 31, 2009 and 2008 are as follows:

	2009	2008

Deferred tax asset
Non-capital losses	$2,811,658	$1,530,488
Valuation allowance	(2,811,658)	(1,530,488)
Net deferred tax asset	$-	$-

Deferred tax liability
Temporary difference related to certain real estate held for development or sale	$1,166,398	$-
Temporary difference related to intangible asset	10,338,783	15,907,880
Income tax rate change	-	(4,396,965)
Net deferred tax liability	$11,505,181	$11,510,915

As at December 31, 2009, the Company has PRC subsidiaries that are in the start up stage and have a net operating loss carry forward of approximately $6,145,151, which will begin to expire in 2013. The Company also has a U.S. net operating loss carry forward of approximately $3,751,088 from the holding company, which will begin to expire in 2026.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the standard, "Earnings per Share". Basic net earnings per share are based upon the weighted average number of common shares outstanding. The computation of diluted earnings per share includes the estimated impact of the exercise of the outstanding warrants to purchase common stocks using the treasury stock method and the potential shares of converted common stock associated with the convertible debt using the if-converted method.

Share-Based Compensation

The Company records stock-based compensation pursuant to the standard, “Share-Based Payments”. The Company measures the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period the services are rendered.

Comprehensive Income

Comprehensive income consists of net income and foreign currency translation gains and losses affecting shareholders' equity that, under GAAP, are excluded from net income. The loss on foreign exchange translation totaled $234,318 for the year ended December 31, 2009 (2008 – gain of $5,882,178 and 2007 – gain of $3,617,405).

Statement of Cash Flows

In accordance with the standard, "Statement of Cash Flows," cash flows from the Company's operations are calculated based upon the local currencies translated at the weighted average exchange rate for the year. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Effect of Change in Estimate

Revisions in estimated gross profit margins related to revenue recognized under the percentage of completion method are made in the period in which circumstances requiring the revisions become known. During 2009, real estate development projects with gross profits recognized in 2008 had changes in their estimated gross profit margins. As a result of these changes of gross profit, net income for the year ended December 31, 2009 increased by $538,087 or increased $0.017 basic and diluted earnings per share (2008 - $Nil and 2007 - $Nil).

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the 2009 presentation. The effects of the reclassifications were not material to the Company’s consolidated financial statements.

Accounting Principles Recently Adopted

In July 2009, the FASB issued “FASB Accounting Standards Codification”, as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is non-authoritative. Therefore, beginning with the 10Q filing for September 30, 2009, all references made by the Company to GAAP in the consolidated financial statements will be the new codification numbering system.  The Codification does not change or alter existing GAAP and therefore, does not have any impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued new accounting guidance, “Noncontrolling Interests in Consolidated Financial Statements”. This guidance establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. It also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The adoption on January 1, 2009 of this standard resulted in changes to our presentation for noncontrolling interests and did not have a material impact on the Company’s results of operations and financial condition.

In March 2008, the FASB issued new accounting guidance, “Disclosures about Derivative Instruments and Hedging Activities”. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit risk related contingent features in derivative agreements. The adoption on January 1, 2009 of this standard did not have a material impact on the Company’s consolidated financial position or results of operations and the required disclosures have been included in note 13.

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

In April 2009, the FASB issued new accounting guidance “Recognition and Presentation of Other-Than-Temporary Impairments”, which provides operational guidance for determining other-than-temporary impairments (“OTTI”) for debt securities. This standard is effective for interim and annual periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new accounting guidance, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. It provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. It also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, it requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. Since the volume and level of activity for the assets or liabilities of the Company have not decreased and there are no transactions identified as not orderly, the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued new accounting standard, “Subsequent Events”. The standard provides general guidelines to account for the disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. These guidelines are consistent with current accounting requirements, but clarify the period, circumstances, and disclosures for properly identifying and accounting for subsequent events. The standard is effective for interim periods and fiscal years ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Recent Accounting Pronouncements

In June 2009, the FASB made changes to accounting standard “Consolidation”. These changes eliminate certain scope exceptions previously permitted, provide additional guidance for determining whether an entity is a variable interest entity, and require companies to more frequently reassess whether they must consolidate variable interest entities. The changes also replace the previously required quantitative approach to determining the primary beneficiary of a variable interest entity with a requirement for an enterprise to perform a qualitative analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. Changes are effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company anticipates that the new accounting guidance will not have a material effect on its consolidated financial statements, as the Company does not currently have any variable interest or interests that give it a controlling financial interest in a variable interest entity.

Note 3 – Acquisition

On January 20, 2009, the Company signed an equity purchase agreement with the shareholders of Xinxing Property and acquired 100% ownership of Xinxing Property and its 100% subsidiary Xinxing Hotel for a purchase price of RMB 12 million (approximately $1.76 million). Xinxing Property provides property management services to residential and commercial projects and operates a hotel. The acquisition strengthens the Company’s ability to improve the value to customers during the after-sale phase of the real estate development business. The synergies and benefits gained are reflected in the value of goodwill recorded.

According to the purchase agreement, the operational control of Xinxing Property passed to the Company effective January 1, 2009, and, accordingly, the results of Xinxing Property’s operations have been included in the Company’s consolidated statement of income and other comprehensive income from that date. This acquisition is not considered material to the Company, and therefore, pro-forma information for the comparative period has not been presented.

The total purchase price included an initial cash payment of RMB 2.0 million (approximately $0.3 million) payable upon signing of the purchase agreement, a cash payment of RMB 3.6 million (approximately $0.5 million) payable on March 30, 2009, an additional cash payment of RMB 3.6 million (approximately $0.5 million) payable on June 30, 2009 and a final cash payment of RMB 2.8 million (approximately $0.4 million) payable on September 30, 2009.  As of December 31, 2009, the full amount of purchase price has been paid.

The acquisition was accounted for using the purchase method. The purchase price was allocated to the identifiable assets and liabilities assumed based on their fair values.

Purchase Price	$1,758,886
Value assigned to assets and liabilities:
Assets:
Cash	519,309
Accounts receivable	81,769
Other Receivable/Prepaid expenses and other assets	1,313,754
Property and equipment, net	612,796
Liabilities:
Accounts payable	11,907
Advance from customers	2,381
Accrued expenses	120,188
Income tax and other taxes payable	151,143
Other payables	1,299,999
Total net assets	$942,010
Goodwill as at January 1, 2009	816,876
Foreign exchange translation adjustment	(407)
Goodwill as at December 31, 2009	$816,469

In connection with the Xinxing Property acquisition, the statutory reserve increased by $154,812.

Note 4 – Supplemental Disclosure of Cash Flow Information

Income taxes paid amounted to $42,136, $225,964 and $384,615 for the year ended December 31, 2009, 2008 and 2007, respectively. Interest paid for the years ended December 31, 2009, 2008 and 2007 amounted to $4,431,659, $3,724,070 and $1,975,917 respectively.

Included in property and equipment are non-cash additions of $502,064 for the year ended December 31, 2009 (2008 and 2007 - $Nil). The non-cash additions were in settlement of amounts due from a customer at fair value as result of a court order.

Note 5 – Real Estate Held for Development or Sale

The following summarizes the components of real estate inventories as at December 31, 2009 and 2008:

	2009	2008

Finished projects	$20,417,820	$10,181,827
Construction in progress	82,585,709	50,468,184
Total real estate held for development or sale	$103,003,529	$60,650,011

Note 6 – Accounts Receivable

Accounts receivable consist of the following as at December 31, 2009 and 2008:

	2009	2008

Accounts receivable	$6,478,478	$2,091,278
Allowance for doubtful accounts	(389,996)	(1,278,156)
Accounts receivable, net	$6,088,482	$813,122

Note 7 – Other Receivables and Prepaid Expenses

Other receivables, prepaid expenses and other assets consist of the following as at December 31, 2009 and 2008:

	2009	2008

Other receivables	$1,222,028	$916,886
Allowance for bad debts	(206,545)	(473,058)
Prepaid expenses	261,836	2,669
Prepaid other tax expenses	1,206,902	817,029
Other receivables and prepaid expenses, net	$2,484,221	$1,263,526

Note 8 — Property and Equipment

Property and equipment consist of the following as at December 31, 2009 and December 31, 2008:

	2009	2008
Buildings and improvements	$5,286,461	$3,234,628
Income producing properties and improvements	11,095,868	10,055,310
Electronic equipment	330,218	238,422
Vehicles	425,099	71,140
Office furniture	182,309	183,939
Computer software	174,995	91,272

Totals	17,494,950	13,874,711

Accumulated depreciation	(2,187,472)	(1,483,210)

Property and equipment, net	$15,307,478	$12,391,501

Depreciation expense for the year ended December 31, 2009, 2008 and 2007 amounted to $633,930, $454,728 and $423,932 respectively. Depreciation expense was included in selling, general and administrative expenses and cost of sales.

Note 9 — Intangible asset

Intangible asset consists of the following as at December 31, 2009 and 2008:

	2009	2008
Intangible acquired	$47,310,765	$47,334,342
Accumulated amortization	(5,955,631)	(1,290,682)

Intangible asset, net	$41,355,134	$46,043,660

For the year ended December 31, 2009, the Company has recorded $4,665,592 (2008 - $Nil and 2007 - $1,157,758) of amortization on the intangible asset. The amortization was capitalized and included in the real estate held for development or sale.

Note 10 – Payables for Acquisition of Businesses

The Company has unsecured loans payable to previous shareholders of New Land totaling to $5,916,354 at December 31, 2009 (2008 - $8,429,889). Of the total, $4,860,661 (2008 - $5,606,449) relates to the acquisition of New Land and was due in December 2009. The remaining balance pertains to additional loans made to these shareholders which was also due in December 2009. The loans bear interest at 10% per annum. Until such time as final payments are arranged, the loans remain outstanding and the Company continues to pay interest at 10% per annum.

Note 11 – Loans from Employees

The Company has borrowed monies from certain employees to fund the Company's construction projects. These unsecured loans bear interest at rates ranging between 7% and 12%.

Note 12 – Loans Payable

Loans payable represent amounts due to various banks and are due on demand or within three years. These loans generally can be renewed with the banks when they mature. Loans payable at December 31, 2009 and December 31, 2008 consisted of the following:

	2009	2008

Xi'an Rural Credit union Zao Yuan Rd. Branch
Due July 3, 2010, annual interest is at 8.496 percent, secured by the Company's Jun Jing Yuan I, Han Yuan and Xin Xing Tower projects	$2,930,017	$3,371,198

China Construction Bank, Xi'an Branch
Due August 27, 2011, annual interest is at a floating interest rate based on 110% of the People’s Bank of China prime rate, secured by the Company's Jun Jing Yuan II project	3,223,018	21,986,076
Due September 8, 2012, annual interest is at a floating interest rate based on 110% of the People’s Bank of China prime rate, secured by the Company's Jun Jing Yuan II project	12,452,571	-

Commercial Bank Weilai Branch
Due December 25, 2009, annual interest is at 11.34 percent, secured by the Company’s Xinxing Gangwan, Xinxing Tower and Ming Yuan projects	-	5,130,084
Due August 29, 2010, annual interest is at 10.21 percent, secured by the Company's Jun Jing Yuan I and XinXing Tower projects	5,127,528	5,130,084

Bank of Beijing, Xi’an Branch
Due December 10, 2012, annual interest is at the bank’s prime rate, secured by the PuHua project with a minimum repayment of $7.3 million required in 2011.	12,452,571	-

Total	$36,185,705	$35,617,442

On June 28, 2008, the Company signed a strategic partnership Memorandum of Understanding (“MOU”) with China Construction Bank Xi’an Branch that established a $147 million (RMB 1 billion) credit line for real estate development by the Company and its subsidiaries. Under the MOU, the Company and its subsidiaries are required to set up a basic deposit account with China Construction Bank, to maintain a current ratio of not less than 90% and to maintain liabilities to assets ratio of not greater than 65%. On August 28, 2008, the Company entered a loan agreement with China Construction Bank Xi’an Branch to draw down the first $21,986,076 (RMB 150 million) loan, which will mature on August 27, 2011. $21,986,076 (RMB 150 million) was received by the Company as at  December 31, 2008. During the year ended December 31, 2009, the Company paid down the loan to $3,223,018 (RMB 22 million). On August 30, 2009, the Company entered a second loan agreement with China Construction Bank Xi’an Branch to draw down another $12,452,571 (RMB 85 million) loan, which will mature on September 8, 2012. $12,452,571 (RMB 85 million) was outstanding as of the end of December 31, 2009. As of December 31, 2009, the Company’s current ratio was approximately 207%, and the liabilities to assets ratio was approximately 54%. The Company will be able to draw down approximately $80 million more before it reaches the maximum liabilities to assets ratio of 65%. If the Company is unable to meet all above covenants, the Company may not be able to draw down new loans from China Construction Bank and this could cause a delay in projects under construction.

The loans payable balances were secured by the Company’s certain real estate held for development or sales with a carrying value of $91,657,685 (2008 - $51,903,754) and certain buildings and income producing properties and improvements with a carrying value of $9,738,804 at December 31, 2009 (2008 - $9,980,899). The weighted average interest rate on loans payable as at December 31, 2009 was 6.6% (2008 -8.7%).

Note 13 – Convertible Debt

On January 28, 2008, the Company issued Senior Secured Convertible Debt due in 2013 (the "Convertible Debt") and warrants to subscribe for common shares for an aggregate purchase price of $20 million. The Convertible Debt bears interest at 5% per annum (computed based on the actual days elapsed in a period of 360 days) of the RMB notional principle amount, payable quarterly in arrears in U.S. Dollars on the first business day of each calendar quarter and on the maturity date. In addition, 1,437,467 five-year warrants were granted with a strike price of $6.07 per common share, which are callable if certain stock price thresholds are met. Approximately 215,620 warrants are also available as a management incentive if certain milestones are met. If the aggregate principal amount of the Convertible Debt is reduced to $10 million or less as a result of repayment by the Company or as a result of any optional conversion by the Investors or mandatory conversion by the Company of the Convertible Debt, then each Investor agrees to surrender to the Company warrants for an aggregate number of shares of common stock equal to such Investors’ pro rata share of 107,810 shares. If the aggregate principal amount of the Convertible Debt is reduced to $Nil as a result of repayment by the Company or as a result of any optional conversion by the Investors or mandatory conversion by the Company of the Convertible Debt, then each Investor agrees to surrender to the Company warrants in addition to the 107,810 warrants surrendered pursuant to the $10 million reduction noted above for an aggregate number of shares of common stock equal to such Investor’s pro rata share of 107,810 shares. The Company may hold in treasury and reissue to the officers and directors of the Company any warrants surrendered by the Investors. As of December 31, 2009, the Company did not repay any principle of Convertible Debt and the Investors did not deliver any optional conversion request to the Company.

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

Both the warrant and embedded conversion option associated with the Convertible Debt meet the definition of a derivative instrument according to the standard, ”Accounting for Derivative Instruments and Hedging Activities”.  Because the warrant and the convertible debt are denominated in U.S. dollars but the Company’s functional currency is the Chinese RMB, the exemption from derivative instrument accounting provided by the standard is not available and therefore the warrant and embedded conversion option are recorded as a derivative instrument liability and periodically marked-to-market. The fair value of the warrants and embedded conversion option on inception were determined to be $3,419,653 and $3,927,375, respectively, using the Cox-Ross-Rubinstein Binomial Lattice Model (the “CRR Model”) with the following assumptions: expected life 4.32 years, expected volatility - 75%, risk free interest rate - 2.46% and dividend rate - 0%. The fair value of the warrants and embedded conversion option at December 31, 2009 were determined to be of $3,507,000 and $3,991,047 respectively (2008 - $658,682 and $760,398), using the CRR Model with the following assumption: expected life 3.08 ~ 3.16 years (2008 - 4.08~ 4.16 years), expected volatility - 105% (2008 – 90%), risk free interest rate - 1.74% - 1.78% (2008 – 1.31% - 1.33%) and dividend rate - 0% (2008 – 0%). For the year ended December 31, 2009, the Company recorded an increase in fair value for the warrants and embedded derivatives of $2,848,318 and $3,230,649, respectively ( 2008 – decrease of $2,760,971 and $3,166,977, 2007 - $Nil), in the consolidated statement of income and comprehensive income.

After allocating the gross proceeds to the fair value of the warrants and the embedded derivative instrument, the remaining proceeds were allocated as the initial carrying value of the Convertible Debt. The initial carrying value of the Convertible Debt is accreted to its stated amount on maturity using the effective interest method. The effective interest rate was determined to be 15.42%. The carrying value of Convertible Debt at December 31, 2009 was $14,834,987 (2008 - $13,621,934). Related interest expense and accretion expense for the year ended December 31, 2009 were $1,013,879 and $1,213,063, respectively (2008 - $964,897 and $968,962, 2007 - $Nil).

In connection with this transaction, the Company and the Investors entered into a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the terms and conditions of the Registration Rights Agreement, the Company agreed to register within 60 calendar days after closing shares of common stock issuable to the Investors for resale on a Form S-3 Registration Statement to be effective no later than the 180th day after the closing date of the transaction. If the Form S-3 was not available at that time, then the Company would file a Registration Statement on such form as was then available to affect a registration of the registrable securities, subject to the consent of the Investors, which consent would not be unreasonably withheld. The Company would register an amount of common stock for resale that equals at least 125% of the sum of shares issuable upon conversion of the Convertible Debt and the exercise of the warrants. The registration rights granted under the Registration Rights Agreement would be subject to customary exceptions and qualifications and compliance with certain registration procedures. The Company was subject to the late registration penalty payment (the “Late Payments”) equal to the product of (i) the Investor’s outstanding principal amount and (ii) the quotient obtained by dividing 12% by 360.

The Company commenced negotiations with the Investors in December 2008 for a waiver for the Late Payments, as the Company and the Investors believed that the registration would become effective within a short period of time. On September 28, 2009, the Company reached a First Amendment (the “Amendment”) with the Investors to settle the Late Payments, in the amount of $2,400,000, by the issuance of 614,290 common shares. That number was determined by dividing $2,400,000, the total Late Payments up to September 28, 2009, by 95% of the historical volume weighted average price (“VWAP”) of the common stock, as determined by using Bloomberg function VWAP, for the immediate preceding 30 days period. In accordance with the Amendment, the Investors waived any further Late Payments against the Company under the Registration Rights Agreement. The Company issued 614,290 shares of common shares on October 21, 2009.

Note 14 – Noncontrolling interest

Noncontrolling interest consists of the interest of noncontrolling shareholders in the subsidiaries of the Company. As of December 31, 2009 noncontrolling interest amounted to $28,371,468 (2008 - $29,109,350).

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

The Guarantee is a continuing Guarantee and shall remain effective until a termination event occurs as contemplated by the Guarantee. If the Company fails to timely and fully perform its obligations under the Guarantee then the Beneficiaries shall be afforded the appropriate remedy as contemplated by the Guarantee, including, but not limited to, a claim for damages and the reimbursement of expenses. Any amounts payable under the Guarantee by the Company shall include interest accrued at the rate of 10% from the due date of such payment.

As of December 31, 2008, the Company owned a 75% interest in Puhua. Given the Company’s majority ownership interest, the accounts of Puhua have been consolidated with the accounts of the Company, and a non-controlling interest has been recorded for the noncontrolling investors’ interests in the net assets and operations of Puhua to the extent of the non-controlling investor’s investments.

Noncontrolling
-interest
Initial investment from noncontrolling interest shareholder at November 5, 2008	$29,268,914
Non controlling interests’ share of loss for fiscal 2008	(159,564)
Distributions for the year	-
Noncontrolling interests at December 31, 2008	$29,109,350
Noncontrolling interests’ share of loss for fiscal 2009	(737,882)
Distributions for the year	-
Noncontrolling interests at December 31, 2009	$28,371,468

Note 15 – Accrued Expenses

	2009	2008
Accrued expenses	$2,252,903	$855,270
Accrued Interest	3,334,934	2,684,572
Total	$5,587,837	$3,539,842

Note 16 – Shareholders' Equity

Common stock

From time to time, the Company has sold common stock and warrants, as described below.  All warrants are denominated in U.S. dollars.  Because the Company’s functional currency is the Chinese RMB, the warrants are accounted for as derivative instrument liabilities at fair value and marked-to-market each period.

1.
On January 15, 2007, the Company issued 60,000 shares of common stock to an investor relations company in consideration for one year of consulting service through December 31, 2007. The 60,000 shares of common stock have been recorded at $2.19 per share or $131,400 based on the trading price of the shares on January 12, 2007. This amount was included in prepaid expenses and was amortized over the service period.

2.
Pursuant to securities purchase agreements with accredited investors dated May 7, 2007, the Company received $25,006,978 and issued total of 9,387,985 shares of common stock and 2,778,554 warrants. Each warrant is exercisable for five years at $4.50 per share. The Company paid a 7% placement fee of $1,750,488 and $394,040 legal and other fees related to this stock issuance.

The warrants provide that if the VWAP of the Common Stock price on any day for any continuous period of 20 days equals or exceeds 200% of the exercise price, the Company can send a call notice in respect of the Warrants to the Holder requiring the mandatory exercise by the Holder of the Warrants. The Holders then have 60 calendar days to exercise the Warrants. If the Holders fail to exercise the Warrants within 60 calendar days, the Warrants are cancelled and forfeited.

The Company uses the CRR Binomial Lattice Model, which is similar to the Black Scholes model, to determine the fair value of the warrants because that model can reflect the Company’s ability to require conversion or forfeiture of the warrants if the market price exceeds 200% of the exercise price, as discussed above. The fair value allocated to warrants liability was $2,257,508 using the CRR Binomial Lattice Model with the following assumptions: expected life -5 years; expected volatility -75%, risk free interest rate -4.55% and dividend rate -0%. In connection with the May 7, 2007 stock issuance, according to Section 4.8- Anti-Dilute of the Share Purchase Agreements, the Company issued 27,364 warrants to previous warrants holders and Company reduced the exercise price of all related warrants from $3.60 to $3.31. The fair value allocated to related warrants liability was $62,931 using the CRR Binomial Lattice Model with the following assumptions: expected life -2.15 to 2.29 years; expected volatility -75%, risk free interest rate -4.55% and dividend rate -0%.

3.
In July, 2007, 45,302 warrants having an excise price of $4.50 were exercised on a cash basis, resulting in the issuance of 45,302 shares of common stock with proceeds of $203,859. In addition, 123,845 warrants having an exercise price of $3.31 were exercised on non-cash, basis resulting in the issuance of 29,377 shares of common stock. Total fair value of related warrants at the time of exercise was $321,187, which was included in additional paid in capital.

4.
1,870 warrants having an exercise price of $4.50 were exercised in February 2008 on a cash basis, resulting in the issuance of 1,870 shares of common stock with proceeds of $8,415. The fair value of related warrants at the time of exercise was $1,553, which was included in additional paid in capital.

5.
On July 2, 2008, the Company granted 750,000 shares of common stock that vested immediately to members of management. The number of shares granted to each individual is calculated in accordance with the Company’s Detail Implementation Rule for Restricted Stock Incentive Plan of 2007-2008. The Company recognized a $3,000,000, based on the stock price on the grant date, stock-based compensation expense for the year ended December 31, 2008 (2007 and 2006 – Nil).

In July 2007, the Board of Directors and the Compensation Committee approved the Restricted Stock Incentive Plan of 2007-2008 (the 2007 Plan). The Plan covers fiscal year 2007 and 2008 and if the restricted shares were not fully utilized, the Plan will continue to fiscal year 2009. The total number of shares of restricted stock that may be granted under the 2007 Plan is 1,000,000 shares. Unless the Board approves a further extension, no further restricted stocks will be granted under this Plan.

The 2007 Plan was proposed by the Board of Directors in July 2007 and a majority of the shareholders approved the 2007 Plan at that time. However, the Board of Directors and the majority shareholders only approved the maximum aggregate number of shares that may be issued under the 2007 Plan. The detailed incentive plan for fiscal year 2007 which specified a performance goal of $16.3 million net profit without stock-based compensation, the calculation formula, the discretionary individual’s performance assessment scores in current year and the 750,000 restricted shares to be issued for 2007 performance were not reviewed by the Compensation Committee until June 6, 2008, and not approved by the Board of Directors until July 2, 2008. Therefore, the award was not authorized until July 2, 2008 which is considered as the date of grant.

In addition, all employees under the Plan were notified of the general framework of the 2007 Plan but were not aware of the detailed calculation formula and the performance goal for fiscal year 2007 until July 2, 2008. Therefore, July 2, 2008 is the grant date.

6.
As of December 31, 2008, the Company accrued $78,600 as a liability for stock based compensation expense for 54,583 shares of common stock granted by the Company to various directors and executives in 2009. These common shares were issued during the three months ended June 30, 2009.

7.
During 2009, the Company issued a total of 288,889 common shares upon the exercise of 288,889 warrants at a price between $3.31 and $4.50 per share with total proceeds of $1,184,662. These warrants had a fair value of $309,943 and the fair value was recorded as additional paid in capital upon exercise. In addition, 33,450 common shares were issued upon the exercise of 81,921 warrants on a non-cash basis. The fair value of these warrants for $98,742 was recorded in additional paid in capital upon exercise.

8.	On September 28, 2009, the Company issued 614,290 common shares to settle the security registration expense of $2,400,000 (note 13).

9.	As at December 31, 2009, the Company has accrued $252,118 of stock-based compensation to the former CFO and directors. A total of 62,014 common shares will be issued subsequent to the year end.

Pursuant to accounting guidance, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in a Company's Own Stock", the warrants issued contain a provision permitting the holder to demand payment based on a valuation in certain circumstances. Therefore, the Company recorded the warrants issued through private placements in 2006 and 2007 as a liability at their fair value on the date of grant and then revalued them to $1,567,191 at December 31, 2009 (2008 - $458,461) using the CRR Binomial Lattice Model with the following assumptions: expected life of 2.36 years; expected volatility - 105%, risk fee interest rate of 1.33% and dividend rate - 0%. The loss from the change in fair value of warrants for the year ended December 31, 2009 was $1,517,315 (2008 – gain of $2,171,990 and 2007 – loss of $632,296).

Including the fair value of warrants associated with the convertible debenture (note 13), the total warrant liability as at December 31, 2009 was $5,074,191 (2008 - $1,117,143). The total loss from the change in fair value of warrants for the year ended December 31, 2009 was $4,365,633 (2008 – gain of $4,932,961, 2007 – loss of $632,296).

 Warrants

The following is a summary of the warrant activity:

	Number of Warrants Outstanding	Weighted Average Exercise Price

December 31, 2006	309,612	$3.31
Granted	2,805,918	4.49
Exercised	(169,147)	3.63
December 31, 2007	2,946,383	$4.41
Granted	1,437,467	6.07
Exercised	(1,870)	4.50
December 31, 2008	4,381,980	$4.96
Exercised	(370,810)	3.93
Expired	(34,287)	3.31
December 31, 2009	3,976,883	$5.07

The following summarizes the weighted-average information about the outstanding warrants as at December 31, 2009:

	Outstanding Warrants
Exercise Price	Number	Average Remaining Contractual Life

$4.50	2,539,416	2.36 years
$6.07	1,437,467	3.16 years
$5.07	3,976,883	2.65 years

Note 17 – Statutory Reserves

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprises' income, after the payment of the PRC income taxes, shall be allocated to the statutory surplus reserves. The proportion of allocation for reserve funds is no less than 10 percent of the profit after tax until the accumulated amount of allocation for statutory surplus reserve funds reaches 50 percent of the registered capital. Statutory reserves represent restricted retained earnings. The use of statutory reserves is restricted for set off against losses, expansion of production and operation or increase in registered capital. These reserves are not available for distribution except on liquidation.

Total registered capital of all the PRC subsidiaries at December 31, 2009 is approximately $82.7 million (2008 - $81.8 million). As at December 31, 2009, the Company appropriated $1,226,210 (2008 - $665,947 and 2007 - $735,141) to this surplus reserve.

Note 18 – Employee Welfare Plan

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The Company established a retirement pension insurance, unemployment insurance, health insurance and house accumulation fund for the employees during the term they are employed. For the year ended December 31, 2009, 2008 and 2007, the Company made contributions in the amount of $73,171, $71,705 and $51,781, respectively.

 Note 19 – Earnings Per Share

Earnings per share for the years ended December 31, 2009, 2008 and 2007 were determined by dividing net income attributable to China Housing & Land Development, Inc. for the years by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

	2009	2008	2007
Numerator
Income attributable to China Housing & Land Development, Inc. - basic	$2,469,810	$8,942,370	$16,686,116
Effect of dilutive securities
Warrants	-	(536,480)	-
Income attributable to China Housing & Land Development, Inc. - diluted	$2,469,810	$8,405,890	$16,686,116
Denominator
Weighted average shares outstanding - basic	31,180,246	30,516,411	26,871,388
Effect of dilutive securities
Warrants	-	10,792	-
Weighted average shares outstanding - diluted	31,180,246	30,527,203	26,871,388
Earnings per share
Basic earnings per share	$0.08	$0.29	$0.62
Diluted earnings per share	$0.08	$0.28	$0.62

All outstanding warrants and conversion options for the convertible debt have an anti-dilutive effect on the earnings per share and are therefore excluded from the determination of the 2009 diluted earnings per share calculation.

Notes 20 – Other Income

	2009	2008	2007
Interest income	$833,275	$1,433,837	$42,380
Government reimbursement of infrastructure cost	3,664,889	-	-
Rental income, net	2,848,051	369,798	153,359
Other non-operating income	701,668	339,568	89,439
Gain on disposal of fixed assets and inventory	-	16,581	48,347
Total	$8,047,883	$2,159,784	$333,525

Note 21 – Segmented Information

The Company has one operating segment, being the real-estate sales and development. All revenues are from customers located in the PRC and all of the Company’s assets are located in the PRC.

Note 22 – Commitments and Contingencies

The Company leases part of its office and hotel space under various operating lease agreements with expiring dates between year 2011 and 2016.

The Company entered into a consulting service contract with a third party. The contract has a set payment schedule which will be realized in less than a year.

The Company also had one land use right with an unpaid balance of approximately $2.6 million. The balance is not due until the vendor removes the existing building on the land and changes the zoning status of the land use right certificate.

All future payments required under the various agreements are summarized below.

	Payment due by period
Commitments and Contingencies	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years

Operating lease	$469,173	$136,583	$141,422	$52,808	$138,360
Consulting contract	549,378	549,378
Land use right	2,593,065		2,593,065
Total	$3,611,616	$685,961	$2,734,487	$52,808	$138,360

Note 23 – Subsequent events

In January 2010, the Company signed an acquisition agreement with Suodi co., Ltd (“Suodi”), whereby the Company will acquire 100% of the shares of Suodi. The Company agreed to pay $7.32 million (RMB 50 million) for the acquisition, including $2.93 million (RMB 20 million) paid in cash and $4.39 million (RMB 30 million) paid in the Company’s common stock.  According to the acquisition agreement, the number of common shares to be issued is 1,118,403.

In February 2010, the Company received a letter of intent from a third party for an option to acquire approximately one third of the area of the shopping mall for a total purchase price of approximately $7.5 million. The shopping mall is classified as asset held for sale.

In February 2010, the Company acquired an 11-acre tract of land in Xi'an, China for the Park Plaza development project. This project was originally announced in July 2009.  Under the terms of the agreement, the Company will pay $23.5 million (RMB 160 million) to acquire 44,250 sq. meters of land (11 acres) located in Xi’an’s city center.

In February 2010 the Company was granted a $22 million (RMB 150 million) loan from Xinhua Trust Investment Ltd. ("Xinhua Trust"). The loan matures in February 2012 and is secured by the Company’s 24G project. The loan will be used for the Company's further expansion plans in 2010.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There is no reportable event nor any disagreement, as defined in Item 304 (a)(1)(iv) or 304(a)(1)(v) of Regulation S-K.

ITEM 9A(T). CONTROLS AND PROCEDURES.

(a)     Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective because of the significant deficiencies in our internal control over financial reporting as described below. The Company has engaged Ernst & Young to help us comply with SOX 404.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  We performed an evaluation of the effectiveness of our internal control over financial reporting that is designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;


provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with Generally Accepted Accounting Principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and


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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009. Based on such evaluation, our management, including the CEO and CFO, has concluded that the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) as of December 31, 2009 were not effective, based on the criteria established in COSO's Internal Control — Integrated Framework because there were certain identified significant deficiencies as of December 31, 2009 as follows:

	the Company does not have adequate qualified personnel to ensure that the accounting records are recorded in accordance with U.S. GAAP

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

Starting February 2009, the Company has engaged Ernst & Young to help the Company perform SOX 404 evaluation and preparation work. Our management believes that this course of action will further improve the Company’s internal control.

Changes in Internal Control over Financial Reporting.

During the year ended December 31, 2009, there was no material change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f)under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers and Directors

Name
First	Last	Age	Title (1)
Pingji	Lu	59	Chairman
Xiaohong	Feng	45	Chief Executive Officer and Director
Jing	Lu	30	Chief Operating Officer & Board Secretary
Michael	Marks	38	Independent Director
Carolina	Woo	70	Independent Director
Albert	McLelland	51	Independent Director
Suiyi	Gao	56	Independent Director
Cangsang	Huang	31	Chief Financial Officer and Director

Officers are elected annually by the Board of Directors, at the Company’s annual meeting, to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

Mr. Pingji Lu, Chairman

Mr. Pingji Lu, 59, has served as the Chairman of the Board of Directors since joining the Company in September 1999. In addition, Mr. Lu was the founder of Lanbo Financial Investment Company Group Limited, where he was the Chairman of the Board and Chief Executive Officer from our formation in September 2003 until its merger with Lanbo Financial Group, Inc., when Mr. Lu served as the Chairman of the Board and Chief Executive Officer of Lanbo Financial Group, Inc. until December 2005. Prior to that Mr. Lu was the Chairman of the Board and Chief Executive Officer of Xian Newstar Real Estate Development Co., Ltd. from 1998 and previously served as General Manager from 1992 to 2003. From February 1968 to December 1999, Mr. Lu held various positions in the Chinese military, including soldier, Director of Barrack Administration, supervisor, and Senior Colonel. Mr. Lu is member of the Enterprise Credit Association of Shaanxi Province. Mr. Lu graduated from Xi’an Army College with a major in architectural engineering. On January 12, 2009, Mr. Lu resigned as Chief Executive Officer but has remained as Chairman of the Company. We believe Mr. Pingji Lu, the founder of the Company, has the most extensive knowledge and experience in real estate industry within the Company, which qualifies him for the Chairman position.

Mr. Xiaohong Feng, Chief Executive Officer & Director

Mr. Xiaohong Feng, 45, has served as the Chief Operating Officer and a Director of the Company since joining in January 2003. In addition, Mr. Xiaohong Feng was a director of Lanbo Financial Group, Inc. from November 2004 until December 2005. Previously Mr. Feng served as President and a director of Xian Newstar Real Estate Development Co., Ltd. from 2003 to 2004. From June 1996 to December 2002, Mr. Feng was general manager and president of Xi’an Honghua Industry, Inc. He is a member of the China Architecture Association, vice-president of Shaanxi Province Real Estate Association, and vice director of Xi’an Decoration Association. Mr.Feng received an M.S. of Architecture Science from Xi’an Architecture & Technology University in 1990. On January 12, 2009, Mr. Feng was appointed as Chief Executive Officer of the Company. We believe Mr. Xiaohong Feng has extensive real estate knowledge and experiences, as well as strong architecture background. In addition, serving as Chief Executive Officer, provides him with intimate knowledge of our operations and the markets in which we conduct our business.

Mr. Cangsang Huang, Chief Financial Officer and Director

Mr. Cangsang Huang, 31, has served as a Director since October 2009 and served first as Assistant CFO and then CFO of the Company, since October 2008. Mr. Huang worked at Cantor Fitzgerald from 2006 and played an active role in several public financings for companies in the transportation/shipping sectors as well as several U.S. listed publicly-traded Chinese companies.  Since 2007, Mr. Huang worked for Merriman Curhan & Ford Inc. followed by Collins Stewart LLC.  He helped set up Merriman and Collins Stewart’s China banking practice and participated in several China related financing transactions, including General Steel (NYSE: GSI) and FUQI International (Nasdaq: FUQI).  From 2001 to 2004, Mr. Huang worked in Guangzhou, China with China Communication Construction Company Limited (1800.HK) as a project manager where he provided financial advisory services to both private and state-owned companies and participated in multiple multi-billion RMB infrastructure projects. Mr. Huang graduated from Shanghai Maritime University with a degree in transportation economics and has a Master’s degree in Statistics from Columbia University. Mr. Huang is a CFA Level III candidate and has his NASD Series 7 & 63 licenses. We believe Mr. Cangsang Huang is qualified for the Director position because he has extensive investment banking experiences, and extensive knowledge about US capital markets.

Ms. Jing Lu, Chief Operating Officer, and Board Secretary

Ms. Lu, age 30, has served as Chief Operating Officer since January 2009. She previously served as Vice President of the Company from 2004 through 2008. Ms. Lu continues to serve as Board Secretary, which she has done since 2004, and is the Company's primary spokeswoman with investors and security analysts. She received her Master’s degree from King's College in London in September 2004. Ms. Lu is the daughter of Mr. Pingji Lu.

Ms. Carolina Woo, Independent Director

Ms. Carolina Woo, 70, has served as independent Director of our Company since October, 2007. She is currently the owner of CW Group, a consulting firm focused in real estate development, planning and design. Ms. Woo is also a member of the Board of Trustees of the Rhode Island School of Design. Previously, Ms. Woo worked at Skidmore, Owings & Merrill LLP (SOM) beginning in 1969, and retired as a partner of the international architecture-engineering office of SOM where she served as the President of SOM International Ltd. with overall responsibility for SOM’s work in China, Hong Kong, Taiwan, and the Asia-Pacific region. Ms. Woo received her Master’s Degree from Columbia University Graduate School of Business and her Bachelor’s Degree in Architecture from the Road Island School of Design. We believe Ms. Carolina Woo is an architect who can provide great insights on the Company's designing and planning, which is crucial to our Company.

Mr. Michael Marks, Independent Director

Mr. Michael Marks, 38, has served as independent Director of our Company since October, 2007. Until December 2007 he was a managing director and principal of Sonnenblick Goldman Asia Pacific Limited, a firm that provides advisory services in real estate investment. Until July 2009, Mr. Marks was the President and Director of Middle Kingdom Alliance Corp., a Special Purpose Acquisition Corporation, which invested in and merged with Pypo Digital Company Limited, a leading distributor and retailer of mobile phones in China.  Mr. Marks continues to serve as a director of the board of the newly merged company, Funtalk China Holdings Limited (NASDAQ: FTLK). Mr. Marks is currently audit committee chairman and independent director of China Yida Holding, Co. (NASDAQ: CNYD) and Shengkai Innovation, Inc. (NYSE AMEX: SHE), and is also an independent director of Yanglin Soybean, Inc. (OTCBB: YSYB). Previously, Mr. Marks served as a director of Horwath Asia Pacific from January 2002 to December 2005 and was the Chief Executive Officer and Director at B2Gglobe (Pty) Limited from May 2001 to December 2002. Mr. Marks received both Bachelor’s and Master’s Degrees in Commerce from the University of the Witwatersrand in Johannesburg, South Africa in 1994 and 1997, respectively, and also received a Bachelor’s Degree in Psychology from the University of South Africa in 1998. In 1997, Mr. Marks qualified as a Chartered Accountant in South Africa, and in 1999 as a Fellow of the Association of International Accountants in the United Kingdom. We believe Mr. Michael Marks, has rich experiences as directors for public listed Chinese companies.  In addition, his experience as a chartered accountant also serves him well as an Independent Director.

Mr. Suiyi Gao, Independent Director

Mr. Suiyi Gao, 56, has served as independent Director of our Company since October 2007. He has over 30 years experience in human resource and management consulting area. Mr. Gao is currently the head of the Shaanxi Senior Talent Office, which is affiliated with Shaanxi Provincial government and focused on corporation management, consultation and human resources services. Mr. Gao is the founder and chairman of Shanxi management Member Club, one of the largest manager clubs in Shanxi province. Mr. Gao is currently an independent director of six enterprises, and also acted as senior consultant for more than twenty enterprises. Previously, Mr. Gao worked in government since 1973. In 1998, Mr. Gao received his degree in Master of Business Administration from Northwest University in China. We believe Mr. Gao's qualifications to serve on our board include his extensive knowledge and experiences in human resource and management consulting and his knowledge of the industry

Mr. Albert McLelland, Independent Director

Mr. Albert McLelland has served as an Independent Director since February 2009. He also serves as the Chairman of the Board's Audit Committee. Since September 2008, Mr. McLelland has served as an independent director and Chairman of the audit committee of the Board of Directors for China Fire & Security Group, Inc. On March 9, 2009, Mr. McLelland became an independent director and Chairman of the audit committee of the Board of Directors for Yanglin Soybean, Inc. Mr. McLelland has been Senior Managing Director of AmPac Strategic Capital LLC since 2003. He is also a founder and Managing Director of AmPac-TDJ LLC. Prior to founding AmPac Strategic Capital, Mr. McLelland was responsible for the day to day cross-border transactions practice of PricewaterhouseCoopers’ Financial Advisory Services. Mr. McLelland has extensive investment and merchant banking experience, has built two Asian-based financial service firms, and has led the corporate finance department at CEF Taiwan Limited. He began his investment banking career in Public Finance at Shearson Lehman. He holds an M.B.A. degree from the University of Chicago and a Master of International Affairs degree from Columbia University. He completed his undergraduate studies at the University of South Florida and studied Mandarin at the National Normal University in Taiwan. He has also earned a Certificate of Director Education from the National Association of Corporate Directors. We believe Mr. Albert McLelland's qualifications to serve on our Board include his extensive knowledge and experience in auditing, and his extensive knowledge of the Company and the industry.

(1)
In early January 2009, executives in the Company changed positions. Mr. Pingji Lu continued as Chairman of the Board of Directors and his CEO responsibilities were assumed by Mr. Xiaohong Feng, who was previously Chief Operating Officer. Ms. Jing Lu, previously Vice President, was elected Chief Operating Officer.

We chose to separate the positions of Chairman of Board and CEO because the Chairman, Mr. Lu has extensive experience in business development and CEO, Mr. Feng is an architect and has deep knowledge of the construction industry. We do not have a lead Independent Director.

In consideration of diversity for the composition of the Board, We chose to elect Mr. Marks, Mr. McLelland and Ms. Woo as our Directors based on their unique experiences with both the U.S capital markes and the Chinese capital markets.

Involvement in Certain Legal Proceedings

During the past ten years, no present or former director, executive officer or person nominated to become a director or an executive officer of our Company:

(1)	Was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

(2)	Was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)
Was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)
Was found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

Based solely on our review of the copies of such forms we have received, or written representations from certain reporting persons, we believe that, during the year ended December 31, 2009, all executive officers, directors and over 10 percent stockholders filed on a timely basis all reports required to be filed by them under Section 16(a) with respect to our common stock.

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

BOARD COMPOSITION AND COMMITTEES

The following table sets forth all our independent directors of the Board of Directors and their positions at the Compensation, Nominating and Audit Committees:

Independent Directors	Title	Service in committee

Mr. Michael Marks	Independent Director	Chairman of Compensation Committee; Member of Audit Committee

Ms. Carolina Woo	Independent Director	Member of Audit Committee; Member of Nominating and Governance Committee

Mr. Albert McLelland	Independent Director	Chairman of Audit Committee; Member of Compensation Committee

Mr. Suiyi Gao	Independent Director	Chairman of Nominating and Governance Committee; Member of Compensation Committee

The Board of Directors held four meetings for year 2009 and the attendance rates for all Board members are over 75%

The Compensation Committee held two meetings for year 2009 and the attendance rates for all committee members are over 75%.

The Nominating and Governance Committee held one meeting for year 2009 and the attendance rates for all committee members are over 50%. Ms. Carolina Woo was absent due to personal reasons.

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

The Audit Committee held five meetings for year 2009 and the attendance rates for all committee members are over 75%.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

 The following table sets forth all compensation paid in respect of our Chief Executive Officer, Chief Financial Officer and all other executive officers for services rendered during the preceding three fiscal years. The compensation comprises base salary and bonus.

							Non-Equity	Non-qualified
		Base	Bonus (2)		Stock	Option	Incentive plan	Deferred	All other
Name and Principal Position	Year	Salary ($) (1)	Cash ($)	Stock ($)	Awards ($) (3)	Awards ($)	Compensation ($)	Compensation ($)	Compensation ($)	Total ($)

Pingji Lu	2009	200,000	0	N/A	N/A	N/A	0	0	0	200,000
Chairman of the	2008	3,868	30,066	N/A	N/A	N/A	0	0	0	33,934
Board of Directors	2007	2,174	17,111	1,641,626	1,641,626	N/A	0	0	0	1,660,911

Xiaohong Feng	2009	160,000	0	N/A	N/A	N/A	0	0	0	160,000
CEO &	2008	3,516	21,928	N/A	N/A	N/A	0	0	0	25,444
Managing Director	2007	2,174	16,647	427,006	427,006	N/A	0	0	0	445,827

Cangsang Huang	2009	100,000	0	N/A	N/A	N/A	0	0	0	100,000
CFO &	2008	5,180	0	N/A	N/A	N/A	0	0	0	5,180
Managing Director	2007	N/A	N/A	N/A	N/A	N/A	0	0	0	N/A

Jing Lu	2009	100,000	0	N/A	N/A	N/A	0	0	0	100,000
COO &	2008	2,813	8,626	N/A	N/A	N/A	0	0	0	11,439
Board Secretary	2007	6,957	6,957	312,082	312,082	N/A	0	0	0	325,996

1.
The Company pays salaries in RMB to all executive officers every month. The actual RMB amount paid is translated from US$. The exchange rates used were the average rates of 2009, 2008 and 2007. They were 0.1464, 0.1439, and 0.1315 respectively. The stock awards were valued based on the closing price of our common stock on the NASDAQ on July 2, 2008.

2.
The Company’s bonus has been mostly in cash. Whether the bonus can be issued in stock is discretionary with the Compensation Committee. Other than the stocks issued under the 2007 Stock Incentive Plan, we have not issued any stock bonus. The dollar value of stock is based on the stock price of $3.99 per share.

3.
The stock awards column shows all stocks paid to our executives, which includes the stocks paid in 2008 for their 2007 performance. The stock awards amount is based on the stock price of grant date on July 2, 2008 at $3.99.

4.
On June 3, 2009, Mr. Cangsang Huang has been named Acting Chief Financial Officer of the Company.  He succeeded Mr. William Xin, the former CFO. Mr. Huang most recently served as Assistant CFO of China Housing, a position he has held since October 2008 where he was responsible for oversight of the Company’s financial department.

5.	On January 12, 2009, Mr. Xiaohong Feng was appointed as the new Chief Executive Officer of the Company. Mr. Feng does not have an employment agreement with the Company currently.

Summary of Employment Agreement with Chairman

The total annual compensation for Mr. Lu under agreement is US$200,000. The agreement provides for a monthly base salary of RMB 2,200 (or USD$301, determined based on the minimum base salary requirements by the Employment Law of the PRC), and a monthly bonus of RMB 22,000 (or USD$3,010), which for 12 months, constitutes 20% to 40% of the annual compensation based on the Guidelines. The performance or bonus payment is given pursuant to the Guidelines in accordance with relevant laws. The Company has the right to adjust Mr. Lu’s salary according to his production operations, alteration of his post and distribution methods for labor remuneration established under the law. Mr. Lu is entitled to pension insurance, unemployment insurance, medical insurance, overall-planned medical care for serious illnesses, housing fund and other social insurance of the Company pursuant to relevant regulations of the province and Xi’an city. In the event the Company terminates Mr. Lu’s employment in violation of the agreement, the Company shall be required to pay Mr. Lu, in addition to paying the salaries for the remaining months of the term in full, economic compensation equal to 25% of the corresponding salaries. The Company has set up both monthly and annual personal performance target for Mr. Pingji Lu. The monthly bonus is measured in accordance with his contribution to the Company and reviewed and is subject to adjustment in his total annual compensation by the Compensation Committee periodically.

DIRECTOR COMPENSATION

The table below sets forth the salary our independent director received for the services performed in the last three years. Our directors’ salary comprises of both cash and stock. For 2008, the stock value is based on the stock price of $1.29. The cash salary is paid to all directors in US$ every quarter. During 2009, no stock based compensation was paid to directors.

Name and		Salary			Option	Non-Equity Incentive Plan	Change in Pension Value and Nonqualified Deferred	All Other
Principal Position	Year	Cash ($)		Stock (1) ($)	Awards ($)	Compensation ($)	Compensation Earnings ($)	Compensation ($)	Total ($)
Carolina Woo	2009		$20,000	30,975	0	0	0	0	50,975
Independent director	2008		$20,000	9,675	0	0	0	0	29,675
of the Board	2007		$3,333	N/A	0	0	0	0	3,333

Albert McLelland(2)	2009		$47,584	15,488	0	0	0	0	63,072
Independent director	2008	$	N/A	N/A	0	0	0	0	N/A
of the Board	2007	$	N/A	N/A	0	0	0	0	N/A

Michael Marks	2009		$22,500	28,394	0	0	0	0	50,894
Independent director	2008		$15,000	6,450	0	0	0	0	21,450
of the Board	2007		$2,500	N/A	0	0	0	0	2,500

Suiyin Gao	2009		$15,000	20,650	0	0	0	0	35,650
Independent director	2008		$15,000	6,450	0	0	0	0	21,450
of the Board	2007		$2,500	N/A	0	0	0	0	2,500

1.	The stock awards of 2008 and 2009 were valued based on the closing price of our common stock on the NASDAQ on July 2, 2008, which was $3.99 and December 31, 2009, which was $4.13 respectively
2.	Albert McLelland Joined as independent director on February 10, 2009

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The Board of Directors and the majority shareholders have adopted the 2007 Stock Incentive Plan (“2007 Plan”). Since the adoption of the 2007 Plan, we have paid out the first round of incentive compensation based on restricted common shares of the Company, which was disclosed on Form 8K dated July 14, 2008. The restricted shares were paid in 2008 in consideration of the performance of the employees in 2007 and were vested immediately upon payment. No other payment was made under the Plan.

There was no equity compensation during fiscal year 2009.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AN RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of March 12, 2010, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5 percent) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name (1)	Title	Shares Ownership (2)	Percentage of Owned
Mr. Pingji Lu	Chairman	3,599,499 (3)	10.89%
Mr. Xiaohong Feng	CEO & Managing Director	645,856	1.95%
Ms. Jing Lu	COO & Board Secretary	528,570	1.60%
Mr. Michael Marks	Independent Director	5,000	0.02%
Ms. Carolina Woo	Independent Director	7,500	0.02%
Mr. Suiyi Gao	Independent Director	5,000	0.02%
Mr. Albert McLelland	Independent Director	0	0%
Mr. Cangsang Huang	CFO & Director	0	0%
Director and Officers as a Group with Total 8 Persons		4,791,425	14.49%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Xi’an Tsining Housing Development CO., Ltd., 6 Youyi Dong Lu, Han Yuan 4 Lou, Xi’an, Shaanxi Province, China 710054.

(2)
Applicable percentage ownership is based on 33,065,386 shares of common stock outstanding as of March 12, 2010. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(3)
There are 12,231,292 shares held by employees of the Company. All voting power for such shares had been transferred to Mr. Pingji Lu by the employees who hold such shares pursuant to voting agreements as we indicated in our Form S-1 Registration No. 333-149746, declared effective on January 7, 2010 .  These voting agreements expired on March 1, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

We have four directors that are independent under the independence standards of S-K Item 407(a)(1). They are: Mr. Michael Marks, Mr. Albert McLelland, Mr. Suiyin Gao, and Ms. Carolina Woo.
The Company has borrowed money from certain employees to fund the Company's construction projects. The loans bear interest ranging between 7% to 12% and the principal matures within one to three years. As of December 31, 2009, loan from employees amounted to $2,864,824. The following table sets forth the largest aggregate amount of principal outstanding during fiscal year 2009 and 2008:

	Fiscal year 2009		Fiscal year 2008
Item	RMB	USD	RMB	USD

The largest aggregate amount of principal outstanding	3,830,000	561,098	12,770,236	1,880,769

Principal paid	7,037,000	1,030,926	2,645,236	389,584

Interest Paid	546,577	80,074	215,350	31,716
Total Amount of Loans Outstanding	19,555,000	2,864,824	10,350,000	1,517,039

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

Tsining (As of December 31, 2009)
First	Last		Ex rate: 6.8259
Name	Name	Amount (RMB)	Amount (USD)
Weiping	Fu	395,000	57,868
Fang	Nie	30,000	4,395
Li	Qi	100,000	14,650
Yuewu	Bian	460,000	67,390
Shaoming	Liu	100,000	14,650
Zhiyong	Shi	160,000	23,440
Qiang	Tong	75,000	10,988
Fengrong	Jiao	3,830,000	561,098
Liexiang	Zhao	1,000,000	146,501
Yongan	Chang	200,000	29,300
Fang	Shen	165,000	24,173
Zhongbiao	Wang	200,000	29,300
Zhongquan	Yang	570,000	83,505
Guangzhe	Zhang	300,000	43,950
Aiguo	Fu	3,200,000	468,803
Total		10,785,000	1,580,011

New Land (As of December 31, 2009)
First	Last		Ex rate: 6.8259
Name	Name	Amount (RMB)	Amount (USD)
Wen	Liu	20,000	2,930
Yuan	Jiao	70,000	10,255
Jiaqun	Zhou	100,000	14,650
Ganming	Yi	200,000	29,300
Yuewu	Bian	190,000	27,835
Pengfei	Liu	10,000	1,465
Meng	Luo	200,000	29,300
Qiang	Tong	10,000	1,465
Qian	Xue	150,000	21,975
Xiuqin	Wang	110,000	16,115
Xijing	Tao	330,000	48,345
Jine	Li	200,000	29,300
Chenyang	Zhang	200,000	29,300
Lanqiu	Kang	400,000	58,600
Yan	Tao	210,000	30,765
Fengrong	Jiao	2,000,000	293,002
Delin	Chen	250,000	36,625
Wei	Wang	1,000,000	146,501
Yanmin	Li	500,000	73,250
Qi	Yao	150,000	21,975
Bangxian	Yin	250,000	36,625
Ying	Chen	350,000	51,275
Jing	Ning	400,000	58,600
Ke	Ning	100,000	14,650
Hua	Zhao	100,000	14,650
Xiaoqin	Li	100,000	14,650
Bo	Wan	500,000	73,250
Xuesong	Li	670,000	98,156
Total		8,770,000	1,284,812

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

MSCM LLP performed the audits for the years ended December 31, 2008 and 2009.

The following are the services provided and the amount billed:

(a)           AUDIT FEES

The aggregate fees billed or to be billed for professional services rendered by our principal accountants for the audit of our annual financial statements for the ended December 31, 2009 and 2008 were $184,210 and $190,000, respectively. The reviews for the financial statements included in our quarterly reports on Form 10-Q during the fiscal years ended December 31, 2009 and 2008 were $157,540 and $120,000.

(b)           AUDIT-RELATED FEES

We incurred $71,930 fees for the fiscal years ended December 31, 2009 and $86,070 fees for the fiscal years ended December 31, 2008 for assurance and related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit fees above.

(c)           TAX FEES

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice, preparation and filing of tax returns and tax planning for the fiscal years ended December 31, 2009 and 2008 were $5,700 and $5,250.

(d)           ALL OTHER FEES

All other fees billed for the fiscal years ended December 31, 2009 and 2008 were $169,777 and $30,660. All other fees mainly include providing consent on registration statements and out of pocket expenses.

Our audit committee consists of three independent directors. Our audit committee is the body to recommend public accounting firms as our independent auditor to the full board for approval.

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

10.8	Employment agreement with Pingji Lu (incorporated by reference to the exhibits to Registrant’s Form S-1 Amendment No 2 filed on July 14, 2008)

10.9	2007 Stock Incentive Plan (incorporated by reference to the exhibits to Registrant’s Form S-1 Amendment No 8 filed on November 5, 2009)

10.10
Translation of Strategic Cooperation Agreement between China Construction Bank Shaanxi Branch and the Company Dated June 18, 2008 (incorporated by reference to the exhibits to Registrant’s Form S-1 Amendment No 9 filed on December 9, 2009)

21.1	List of subsidiaries*

23.1	Consent of MSCM LLP*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.*

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

CHINA HOUSING AND LAND DEVELOPMENT, INC.

March 15, 2010	By:	/s/ Feng Xiaohong
Name: Feng Xiaohong Title: Chief Executive Officer

March 15, 2010	By:	/s/ Cangsang Huang
Name: Cangsang Huang Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Lu Pingji	Chairman of the Board	March 15, 2010
Lu Pingji

/s/ Feng Xiaohong	Chief Executive Officer & Managing Director	March 15, 2010
Feng Xiaohong

/s/ Cangsang Huang	Chief Financial Officer	March 15, 2010
Cangsang Huang

/s/ Albert S. McLelland	Independent Director	March 15, 2010
Albert S. McLelland

/s/ Mr. Michael Marks	Independent Director	March 15, 2010
Michael Marks

/s/ Mr. Carolina Woo	Independent Director	March 15, 2010
Carolina Woo

/s/ Mr. Gao Suiyi	Independent Director	March 15, 2010
Gao Suiyi