Form 10-Q
period 2010-03-31
China Housing & Land Development, Inc.
filed 2010-05-14
CIK 1303330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of Common Stock outstanding on May 14, 2010 was 33,065,386 shares.

CHINA HOUSING & LAND DEVELOPMENT, INC.
Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Interim Condensed Consolidated Balance Sheets
As of March 31, 2010 and December 31, 2010
(Unaudited)
	March 31,	December 31,
	2010	2009

ASSETS
Cash & cash equivalents	$66,323,400	$36,863,216
Cash – restricted	701,259	701,017
Accounts receivable, net of allowance for doubtful accounts of $390,002 and $389,996, respectively	9,267,167	6,088,482
Other receivables, prepaid expenses and other assets, net	4,696,509	2,484,221
Real estate held for development or sale	105,763,268	103,003,529
Property and equipment, net	15,715,656	15,307,478
Asset held for sale	14,301,774	14,301,564
Advance to suppliers	580,863	10,368,386
Deposits on land use rights	50,939,221	28,084,346
Intangible asset, net	41,355,740	41,355,134
Goodwill	816,481	816,469
Deferred financing costs	372,975	411,457
Total assets	310,834,313	259,785,299

LIABILITIES
Accounts payable	$18,127,903	$20,706,263
Advances from customers	30,453,151	21,301,876
Accrued expenses	2,296,023	5,587,837
Payable for acquisition of businesses	8,555,780	5,916,354
Income and other taxes payable	9,478,550	8,194,659
Other payables	4,608,268	4,524,288
Loans from employees	4,715,931	2,864,824
Loans payable	64,461,309	36,185,705
Deferred tax liability	13,656,266	11,505,181
Warrants liability	4,519,590	5,074,191
Fair value of embedded derivatives	3,424,841	3,991,047
Convertible debt	15,164,169	14,834,987
Mandatory redeemable noncontrolling interest in subsidiaries	46,751,893	-
Total liabilities	226,213,674	140,687,212

SHAREHOLDERS' EQUITY
Common stock: $.001 par value, authorized 100,000,000 shares issued and outstanding 33,065,386 and 31,884,969, respectively	33,065	31,885
Additional paid in capital	40,745,457	35,461,706
Common stock subscribed	-	252,118
Statutory reserves	4,922,248	4,922,248
Retained earnings	28,784,070	39,895,179
Accumulated other comprehensive income	10,135,799	10,163,483
Total China Housing & Land Development, Inc. shareholders’ equity	84,620,639	90,726,619

Noncontrolling interests	-	28,371,468

Total shareholders' equity	84,620,639	119,098,087

Total liabilities and shareholders' equity	$310,834,313	$259,785,299
The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Interim Condensed Consolidated Statements of (Loss) Income
For The Three Months Ended March 31, 2010 and 2009
(Unaudited)

	3 Months	3 Months
	March 31, 2010	March 31, 2009
REVENUES
Sale of properties	$32,391,061	$12,925,869
Other income	1,181,853	1,002,058

Total revenues	33,572,914	13,927,927

Cost of sales	27,098,660	9,581,459

Gross margin	6,474,254	4,346,468

OPERATING EXPENSES
Selling, general and administrative expenses	2,537,884	1,408,824
Security registration expenses	-	600,000
Other expenses	122,651	39,796
Interest expense	507,025	338,078
Accretion expense on convertible debt	329,182	281,822
Total operating expenses	3,496,742	2,668,520

NET INCOME (LOSS) FROM BUSINESS OPERATIONS	2,977,512	1,677,948

CHANGE IN FAIR VALUE OF DERIVATIVES
Change in fair value of embedded derivatives	566,206	124,038
Change in fair value of warrants	554,601	167,239
Total change in fair value of derivatives	1,120,807	291,277

Income before provision for income taxes and noncontrolling interest	4,098,319	1,969,225

Provision for income taxes	1,009,531	713,641
Recovery of deferred income taxes	(29,146)	-
NET INCOME	3,117,934	1,255,584

Charge to noncontrolling interest	(14,229,043)	47,135

Net (loss) income attributable to China Housing & Land Development, Inc.	(11,111,109)	1,302,719

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	32,580,769	30,893,757

Diluted	32,580,769	30,922,261

NET INCOME PER SHARE
Basic	$(0.34)	$0.04

Diluted	$(0.34)	$0.04

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Comprehensive (Loss) Income
For The Three Months Ended March 31, 2010 and 2009
(Unaudited)

	3 Months	3 Months
	March 31,	March 31,
	2010	2009

NET INCOME	$3,117,934	$1,255,584

OTHER COMPREHENSIVE LOSS
Loss on foreign exchange	(27,684)	(363,133)

COMPREHENSIVE INCOME	3,090,250	892,451

Loss attributable to noncontrolling interests	-	47,135
Charge to noncontrolling interests	(14,229,043)	-

Comprehensive (loss) income attributable to China Housing & Land Development, Inc.	$(11,138,793)	$939,586

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARIES

Interim Condensed Consolidated Statements of Cash Flows
For The Three Months Ended March 31, 2010 and 2009
(Unaudited)

	March 31,	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,117,934	$1,255,584
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	293,134	154,088
Gain on disposal of fixed assets	-	(16,945)
Amortization of deferred financing costs	38,482	38,482
Recovery of future income taxes	(29,146)	-
Change in fair value of warrants	(554,601)	(167,239)
Change in fair value of embedded derivatives	(566,206)	(124,038)
Accretion expense on convertible debt	329,182	281,822
Non-cash proceeds from sales	-	(15,835)
(Increase) decrease in assets:
Accounts receivable	(3,177,943)	(3,107,443)
Other receivables, prepaid expenses and other assets	(2,211,864)	643,186
Real estate held for development or sale	7,485,899	(36,452,495)
Advance to suppliers	9,492,722	227,051
Refund (deposit) on land use rights	(22,849,777)	11,372,462
Increase (decrease) in liabilities:
Accounts payable	(2,578,136)	(892,860)
Advances from customers	9,149,087	1,182,958
Accrued expenses	858,829	198,281
Other payables	82,578	(2,127,062)
Income and other taxes payable	1,283,577	1,148,392
Accrued security registration expenses	-	600,000
Net cash provided by (used in) operating activities	163,751	(25,801,611)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(231)	53,002
Purchase of property and equipment	(701,004)	(63,224)
Notes receivable collected	-	111,737
Cash acquired from acquisition of business	2,179	519,309
Proceeds from sale of property and equipment	-	193,098
Net cash (used in) provided by investing activities	(699,056)	813,922

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans payable from bank	31,491,680	-
Payments of loans payable	(3,222,404)	(1,170,292)
Loans from employees	1,850,685	151,407
Repayment of payables for acquisition of businesses	(117,334)	(753,416)
Net cash provided by (used in) financing activities	30,002,627	(1,772,301)

INCREASE (DECREASE) IN CASH	29,467,322	(26,759,990)

Effects on foreign currency exchange	(7,138)	(67,150)

CASH & CASH EQUIVALENTS, beginning of period	36,863,216	37,425,340

CASH & CASH EQUIVALENTS, end of period	$66,323,400	$10,598,200

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders' Equity
As of March 31, 2010 and December 31, 2009
(Unaudited)

				Additional			Accumulated
	Common Stock		Common stock	paid in	Statutory	Retained	comprehensive	Noncontrolling
	Shares	Par Value	subscribed	capital	reserves	earnings	income	Interest	Totals

BALANCE, December 31, 2009	31,884,969	$31,885	$252,118	$35,461,706	$4,922,248	$39,895,179	$10,163,483	$28,371,468	$119,098,087
Common stock issued for stock based compensation	62,014	62	(252,118)	252,056	-	-	-	-	-
Common stock issued for acquisition of Suodi	1,118,403	1,118	-	5,031,695	-	-	-	-	5,032,813
Noncontrolling interest reclassified to mandatorily redeemable noncontrolling interest in subsidiaries	-	-	-		-	-	-	(28,371,468)	(28,371,468)
Net income	-	-	-	-	-	3,117,934	-	-	3,117,934
Change to non-controlling interest	-	-	-		-	(14,229,043)	-	-	(14,229,043)
Foreign currency translation adjustment	-	-	-	-	-	-	(27,684)	-	(27,684)
BALANCE, March 31, 2010	33,065,386	$33,065	$-	$40,745,457	$4,922,248	$28,784,070	$10,135,799	$-	$84,620,639

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

The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries, Xi'an Tsining Housing Development Company Inc. ("Tsining"), Xi'an New Land Development Co. ("New Land"), Xi'an Hao Tai Housing Development Company Inc. ("Hao Tai"), Manstate Assets Management Limited (“Manstate”), Xi’an Xinxing Property Management Co., Ltd. (“Xinxing Property”), Puhua (Xi’an) Real Estate Development Co., Ltd (“Puhua”), Success Hill Investments Limited (“Success Hill”), Wayfast Holdings Limited (“Wayfast”), Clever Advance Limited (“Clever Advance”), Gracemind Holdings Limited (“Gracemind”), Treasure Asia Holdings Limited (Treasure Asia”), Suodi Co., Ltd. (“Suodi”) (see Note 2) and XinXing FangZhou Housing Development Co., Ltd. (“FangZhou”) (collectively, the "Subsidiaries"). FangZhou was incorporated on March 31, 2010 for future real estate development projects. All inter-company accounts and transactions have been eliminated on consolidation. The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair statement of the Company's consolidated financial position as at March 31, 2010 and results of operations and cash flows for the periods ended March 31, 2010 and 2009. These adjustments consist of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year.

The unaudited interim condensed consolidated financial statements are based on accounting principles that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Annual Report”); except as disclosed below. They do not include certain footnote disclosures and financial information normally included in annual consolidated financial statements prepared in accordance with GAAP and, therefore, should be read in conjunction with the audited consolidated financial statements and notes included in the Company's 2009 Annual Report.

Accounting Principles Recently Adopted

In June 2009, the FASB issued FASB Accounting Standard Update (“ASU”) No. 2009-17, Consolidations (Topic 810): Improvement to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU No. 2009-17 eliminates certain scope exceptions previously permitted, provides additional guidance for determining whether an entity is a variable interest entity, and requires companies to more frequently reassess whether they must consolidate variable interest entities. The changes also replace the previously required quantitative approach to determining the primary beneficiary of a variable interest entity with a requirement for an enterprise to perform a qualitative analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. The adoption on January 1, 2009 of this standard did not have a material effect on its consolidated financial statements, as the Company does not currently have any variable interest or interests that give it a controlling financial interest in a variable interest entity.

In January 2010, the FASB issued FASB Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 amends existing disclosure requirements about fair value measurement and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements. ASU No. 2010-06 becomes effective for the Company on January 1, 2010. The adoption of this ASU did not have a material impact on the Company‘s interim condensed consolidated financial statements.

Foreign exchange rates used:

	March 31, 2010	December 31, 2009	March 31, 2009
Period end RMB/U.S. Dollar exchange rate	6.8258	6.8259	6.8329
Average RMB/U.S. Dollar exchange rate	6.8272	6.8307	6.8359

Note 1 – Organization and Basis of Presentation

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the 2010 presentation. The effects of the reclassifications were not material to the Company’s condensed consolidated financial statements.

Note 2 – Acquisition

On January 15, 2010, Tsining signed a share purchase agreement with the shareholders of Suodi and acquired 100% ownership of Suodi for a purchase price of $7,954,478 (approximately RMB 54.36 million). Suodi is engaged in land development in Xian’s rural area and Suodi’s only significant asset is a land use right to land located in the rural area of Xian. The Company intends to develop the land held by Suodi.

Since the only significant asset acquired is the land use right for the land and the Company did not retain any employees of Suodi, the acquired assets do not constitute a business and the acquisition is not a business combination. Therefore, the acquisition was accounted for as an asset acquisition and the purchase price was allocated to the identifiable assets and liabilities assumed based on their estimated fair values.

Purchase Price	$7,954,478
Value assigned to assets and liabilities:
Assets:
Cash	2,176
Land use right	10,232,932
Liabilities:
Due to original shareholders	103,083
Deferred tax liability related to the land use right acquired	2,177,547
Total net assets	$7,954,478

According to the purchase agreement, the operational control of Suodi passed to the Company effective January 15, 2010, and, accordingly, the results of Suodi’s operations have been included in the Company’s condensed consolidated statement of income and other comprehensive income from that date.

The total purchase price included (1) an initial cash payment of $0.73 million (RMB 5 million) payable on January 20, 2010, (2) an issuance of 1,118,403 of the Company’s common stock which is valued at $5.03 million (RMB 34.36 million) based on a price per share of $4.50, the closing price of the Company’s common stock on Nasdaq on January 15, 2010, the day the acquisition agreement of Suodi was signed and closed, (3) an additional cash payment of $0.73 million (RMB 5 million) payable on March 30, 2010 and (4) a final cash payment of $1.46 million (RMB 10 million) payable on June 30, 2010. As of March 31, 2010, the remaining balance under the agreement amounted to $2,637,054 (RMB 18 million) and $1,172,024 (RMB 8 million) is in arrear of the payment schedule (see Note 10). The Company is arranging the payments with the original shareholders of Suodi.

Note 3 – Mandatorily Redeemable Noncontrolling Interest in Subsidiaries

On November 5, 2008, the Company and Prax Capital (“Prax”) entered into a joint venture agreement to develop 79 acres within China Housing’s Baqiao project located in Xi’an. Prax invested $29.3 million for a 25% interest in Puhua through obtaining 1,000 Class A shares of Success Hill (“Class A Shares”) with various distribution rights. Prax’s initial investments were recorded as noncontrolling interests in the consolidated financial statements.

During the first quarter of 2010, the Company proposed to redeem Prax’s 1000 Class A shares in Success Hill in order to fix the maximum return on Prax’s initial investment. Both parties then entered into an Amended and Restated Shareholders’ Agreement on May 10, 2010, under the terms of which, effective January 1, 2010, the Company will redeem all Prax’s Class A Shares within three years for consideration of the USD equivalent of $84.39 million (RMB 576 million).

As Prax’s interest in the consolidated subsidiaries meets the definition of a mandatorily redeemable financial instrument, it is reported within liabilities as mandatorily redeemable noncontrolling interests in subsidiaries on the Company’s consolidated balance sheet and initally measured at the fair value of cash that would be due and payable to Prax under the Amended and Restated Shareholder agreement.

Note 3 – Mandatorily Redeemable Noncontrolling Interest in Subsidairies

As at January 1, 2010, the Company recorded a liability of $42,600,511 reflecting the fair value of the redemption amount of Prax’s interest under the Amended and Restated Shareholder Agreement and eliminated the original noncontrolling interest in the equity on the consolidated balance sheet. The difference of $14,229,043 between the carrying value of the original noncontrolling interest and the fair value of redemption amount has been reflected as a charge to noncontrolling interest. Subsequently, the Company recorded accretion cost on the redeemable noncontrolling interest using the effective interest method based on the effective interest rate if 45%. The related accretion cost incurred for the three months ended March 31, 2010 was $4,151,382 (2009 - $Nil) which was capitalized to real estate construction in progress.

Noncontrolling Interest
Noncontrolling interest at December 31, 2009	$28,371,468
Reclassify to mandatorily redeemable noncontrolling interest in subsidiaries	(28,371,468)
Noncontrolling interests at March 31, 2010	$-

Mandatory Redeemable Noncontrolling Interest in Subsidiairies
Mandatory redeemable noncontrolling interest in subsidiaries at December 31, 2009	$-
Initial fair value of mandatorily redeemable noncontrolling interest in subsidiaries	42,600,511
Capitalized accretion cost on mandatorily redeemable noncontrolling interest in subsidiaries	4,151,382
Mandatory redeemable noncontrolling interest in subsidiaries at March 31, 2010	$46,751,893

The scheduled mandatory redemption payments are as follow:

Date
December 31, 2010	$29,300,595
December 31, 2011	29,300,595
December 25, 2012	25,784,523
Total	$84,385,713

Note 4 – Supplemental Disclosure of Cash Flow Information

Income taxes paid amounted to $0 for both three month periods ended March 31, 2010 and 2009. Interest paid for the three month periods ended March 31, 2010 and 2009 amounted to $4,277,046 and $1,091,235 respectively.

The following non-cash investing and financing activities are included in the accompanying interim condensed consolidated financial statements:
(1)	an issuance of 1,118,403 of the Company’s common stock which is valued at $5,032,813 in connection of the acquisition of Suodi (See Note 2).
(2)
In accordance with Amended and Restated Shareholders’Agreement with Prax, the Company reclassified Prax’s interest in the consolidated subsidiaries from noncontrolling interest in equity to liability and recorded $14,229,043, the difference between the carrying value of the original noncontrolling interest and the fair value of redemption amount, as a charge to the noncontrolling interest.

Note 5 – Other Receivables, Prepaid Expenses and Other Assets

Other receivables, prepaid expenses and other assets consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

Other receivables	$2,057,510	$1,222,028
Allowance for bad debts	(206,548)	(206,545)
Prepaid expenses	260,050	261,836
Prepaid other tax	2,585,497	1,206,902
Other receivables, prepaid expenses and other assets	$4,696,509	$2,484,221

Note 6 – Real Estate Held for Development or Sale

The following summarizes the components of real estate inventories at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

Finished projects	$15,761,645	$20,417,820
Construction in progress	90,001,623	82,585,709

Total real estate held for development or sale	$105,763,268	$103,003,529

Interest on debt and accretion costs on mandatorily redeemable noncontrolling interest in subsidiaries incurred by the Company for the three months ended March 31, 2010 was $5,996,787 (March 31, 2009 - $1,197,857). The Company capitalized $5,528,289 in construction in progress during the three months ended March 31, 2010 (March 31, 2009 -$859,779).

Note 7 – Property and Equipment

Property and equipment consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Buildings and improvements	$5,951,399	$5,286,461
Income producing properties and improvements	11,096,030	11,095,868
Electronic equipment	363,074	330,218
Vehicles	425,106	425,099
Office furniture	185,748	182,309
Computer software	174,998	174,995
Totals	18,196,355	17,494,950
Accumulated depreciation	(2,480,699)	(2,187,472)
Property and equipment, net	$15,715,656	$15,307,478

Depreciation expense for the three months ended March 31, 2010 and 2009 amounted to $293,134 and $154,088, respectively. The depreciation expense was included in the selling, general and administrative expenses.

Note 8 – Intangible Asset

Intangible assets consist of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

Intangibles acquired	$47,311,458	47,310,765
Accumulated amortization	(5,955,718)	(5,955,631)

Intangible assets, net	$41,355,740	41,355,134

Amortization expense for the three months ended March 31, 2010 and 2009 amounted to $Nil and $4,360,003, respectively. The amortization expense was capitalized in the real estate construction in progress.

Note 9 – Accrued Expenses

	March 31, 2010	December 31, 2009
Accrued expenses	$1,391,886	$2,252,903
Accrued interest	904,137	3,334,934
Total	$2,296,023	$5,587,837
Note 10 – Payable for Acquisition of Businesses
		March 31, 2010	December 31, 2009
Payable to original shareholders of New Land	(i)	$5,816,842	$5,916,354
Payable to original shareholders of Suodi	(ii)	2,738,937	-
Total		$8,555,780	$5,916,354

(i)
The Company has unsecured loans payable to previous shareholders of New Land totaling to $5,816,842 at March 31, 2010. The remaining balance pertains to additional loans made to these shareholders which was also due in December 2009. The loans bear interest at 10% per annum. Until such time as final payments are arranged, the loans remain outstanding and the Company continues to pay interest at 10% per annum.

(ii)
On January 15, 2010, the Company completed the acquisition of Suodi (See Note 2). The payable to original shareholders of Suodi represents (1) the remaining balance under the acquisition agreement of $2,637,054 (RMB 18 million), and (2) $101,883 (RMB 695,439) due to original shareholders of Suodi assumed by the Company when acquiring Suodi.

Note 11 – Loans from Employees

The Company has borrowed monies from certain employees to fund the Company’s construction projects. These unsecured loans bear interest at rates ranging between 8% and 10% per annum and are available to all employees.

Included in these loans is a $659,263 loan from the Company’s President as at March 31, 2010 (December 31, 2009 - $Nil).

Note 12 – Loans Payable

Loans payable represent amounts due to various banks. These loans generally can be renewed with the banks when they expire. Loans payable as of March 31, 2010 and December 31, 2009 consisted of the following:
	March 31, 2010	December 31, 2009

Xi'an Rural Credit Union Zao Yuan Rd. Branch
Due July 3, 2010, annual interest is at 8.496 percent, secured by the Company's Jun Jing Yuan I, Han Yuan and Xin Xing Tower projects	$2,930,059	$2,930,017

China Construction Bank, Xi'an Branch
Due August 27, 2011, annual interest is at a floating interest rate based on 110% of the People’s Bank of China prime rate, secured by the Company's Jun Jing Yuan II project	-	3,223,018
Due September 8, 2012, annual interest is at a floating interest rate based on 110% of the People’s Bank of China prime rate, secured by the Company's Jun Jing Yuan II project	12,452,753	12,452,571

Xinhua Trust Investments Ltd.
Due January 28, 2012, annual interest is at 10 percent, secured by the 24G project	21,975,446	-

Commercial Bank Weilai Branch
Due August 29, 2010, annual interest is at 10.21 percent, secured by the Company's Jun Jing Yuan I and XinXing Tower projects	5,127,605	5,127,528

Bank of Beijing, Xi’an Branch
Due December 10, 2012, annual interest is at the bank’s prime rate, secured by the PuHua project with a minimum repayment of $7.3 million required in 2011.	21,975,446	12,452,571

Total	$64,461,309	$36,185,705

All loans are used to finance construction projects. All interest on loans payable was capitalized and allocated to various real estate construction projects.

Note 12 – Loans Payable

On June 28, 2008, the Company signed a strategic partnership Memorandum of Understanding (“MOU”) with China Construction Bank Xi’an Branch that established a RMB 1 billion (approximately US$147 million) credit line for real estate development by the Company and its subsidiaries. On August 28, 2008, the Company entered a first loan agreement with China Construction Bank Xi’an Branch to draw down the first RMB 150 million loan. The first loan was fully repaid as at December 31, 2009. On August 30, 2009, the Company entered a second loan agreement with China Construction Bank Xi’an Branch to draw down another RMB 85 million loan, which will mature on September 8, 2012. $12,452,753 (RMB 85 million) was received by the Company.

Under the MOU, the Company and its Subsidiaries are required to set up a basic deposit account with China Construction Bank, to maintain a current ratio of not less than 90% and to maintain liabilities to assets ratio of not greater than 65%. Due to the change of corporate structure of the Company, China Construction Bank Xi’an Branch has clarified that the current ratio and liabilities to assets ratio calculations only include the financial information of Tsining and New Land. As of March 31, 2010, the current ratio was approximately 138.4%, and the liabilities to assets ratio was approximately 58.7%.

Note 13 – Fair Value of Financial Instruments

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of the measurement date, March 31, 2010, and the basis for that measurement, by level within the fair value hierarchy:

Fair Value Measurements Using	Assets/Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Warrants liabilities	$-	$4,519,590	$-	$4,519,590
Derivative liabilities	-	3,424,841	-	3,424,841
Total	$-	$7,944,431	$-	$7,944,431

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of the measurement date, December 31, 2009, and the basis for that measurement, by level within the fair value hierarchy:

Fair Value Measurements Using	Assets/Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Cash equivalents	$4,395,025	$-	$-	$4,395,025
Warrants liabilities	-	5,074,191	-	5,074,191
Derivative liabilities	-	3,991,047	-	3,991,047
Total	$4,395,025	$9,065,238	$-	$13,460,263

Note 14 – Convertible Debt

On January 28, 2008, the Company issued Senior Secured Convertible Debt due in 2013 (the "Convertible Debt") and warrants to subscribe for common shares for an aggregate purchase price of $20 million. The Convertible Debt bears interest at 5% per annum (computed based on the actual days elapsed in a period of 360 days) of the RMB notional principle amount, payable quarterly in arrears in U.S. Dollars on the first business day of each calendar quarter and on the maturity date. In addition, 1,437,467 five-year warrants were granted with a strike price of $6.07 per common share, which are callable if certain stock price thresholds are met. Approximately 215,620 warrants are also available as a management incentive if certain milestones are met. If the aggregate principal amount of the Convertible Debt is reduced to $10 million or less as a result of repayment by the Company or as a result of any optional conversion by the Investors or mandatory conversion by the Company of the Convertible Debt, then each Investor agrees to surrender to the Company warrants for an aggregate number of shares of common stock equal to such Investors’ pro rata share of 107,810 shares. If the aggregate principal amount of the Convertible Debt is reduced to $Nil as a result of repayment by the Company or as a result of any optional conversion by the Investors or mandatory conversion by the Company of the Convertible Debt, then each Investor agrees to surrender to the Company warrants in addition to the 107,810 warrants surrendered pursuant to the $10 million reduction noted above for an aggregate number of shares of common stock equal to such Investor’s pro rata share of 107,810 shares. The Company may hold in treasury and reissue to the officers and directors of the Company any warrants surrendered by the Investors. As of March 31, 2010, the Company did not repay any principle of Convertible Debt and the Investors did not deliver any optional conversion requests to the Company.

Note 14 – Convertible Debt

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

Both the warrant and embedded conversion option associated with the Convertible Debt meet the definition of a derivative instrument according to the standard, ”Accounting for Derivative Instruments and Hedging Activities”.  Because the warrant and the convertible debt are denominated in U.S. dollars but the Company’s functional currency is the Chinese RMB, the exemption from derivative instrument accounting provided by the standard is not available and therefore the warrant and embedded conversion option are recorded as a derivative instrument liability and periodically marked-to-market. The fair value of the warrants and embedded conversion option on inception were determined to be $3,419,653 and $3,927,375, respectively, using the Cox-Ross-Rubinstein Binomial Lattice Model (the “CRR Model”) with the following assumptions: expected life 4.32 years, expected volatility - 75%, risk free interest rate - 2.46% and dividend rate - 0%. The fair value of the warrants and embedded conversion option at March 31, 2010 were determined to be of $2,999,167 and $3,424,841 respectively (December 31, 2009 - $3,507,000 and $3,991,047), using the CRR Model with the following assumption: expected life 2.83 ~ 2.92 years, expected volatility - 105%, risk free interest rate - 1.50% - 1.55% and dividend rate - 0%. For three months ended March 31, 2010, the Company recorded a decrease in fair value for the warrants and embedded derivatives of $507,932 and $566,206 respectively (March 31, 2009 – decrease of $104,740 and $124,038), in the consolidated statement of income and comprehensive income.

After allocating the gross proceeds to the fair value of the warrants and the embedded derivative instrument, the remaining proceeds were allocated as the initial carrying value of the Convertible Debt. The initial carrying value of the Convertible Debt is accreted to its stated amount on maturity using the effective interest method. The effective interest rate was determined to be 15.42%. The carrying value of Convertible Debt on March 31, 2010 was $15,164,169 (December 31, 2009 - $14,834,987). Related interest expense and accretion expense for the three months ended March 31, 2010 were $263,428 and $329,182, respectively (March 31, 2009 - $263,363 and $281,822).

Note 15 – Shareholders' Equity

Common stock

1.
As at December 31, 2009, the Company had accrued $252,118 of stock-based compensation to the former CFO and directors as common stock subscribed. A total of 62,014 common shares were issued on January 19, 2010.

2.
The company issued 1,118,403 common shares for the acquisition of Suodi (See Note 2). The shares were valued at $5.03 million (RMB 34.36 million) based on a price per share of $4.50, the closing price of the Company’s common stock on Nasdaq on January 15, 2010, the day the acquisition agreement of Suodi was signed and closed.

Warrants

Pursuant to accounting guidance, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in a Company's Own Stock", the warrants issued contain a provision permitting the holder to demand payment based on a valuation in certain circumstances. Therefore, the Company recorded the warrants issued through private placements in 2007 as a liability at their fair value on the date of grant and then revalued them to $1,520,423 at March 31, 2010 (December 31, 2009 - $1,567,191) using the CRR Binomial Lattice Model with the following assumptions: expected life of 2.11 years; expected volatility - 105%, risk fee interest rate of 1.08% and dividend rate - 0%. The gain from the change in fair value of warrants for the three months ended March 31, 2010 was $46,669 (March 31, 2009 – gain of $62,499).

Note 15 – Shareholders' Equity

Including the fair value of warrants associated with the convertible debenture (see Note 14), the total warrant liability as at March 31, 2010 was $4,519,590 (December 31, 2009 - $5,074,191). The total gain from the change in fair value of warrants for the three months ended March 31, 2010 was $554,601 (March 31, 2009 – gain of $167,239).

The following is a summary of the warrant activity:

	Number of Warrants Outstanding	Weighted Average Exercise Price

December 31, 2009	3,976,883	$5.07
Exercised	-	-
Expired	-	-
March 31, 2010	3,976,883	$5.07

The following summarizes the weighted-average information about the outstanding warrants as at March 31, 2010:

	Outstanding Warrants
Exercise Price	Number	Average Remaining Contractual Life

$4.50	2,539,416	2.11 years
6.07	1,437,467	2.92 years
$5.07	3,976,883	2.40 years

Note 16 – Other Income

	For the three months ended
	March 31,	March 31,
	2010	2009
Interest income	$116,546	$3,796
Government reimbursement of infrastructure cost	-	316,266
Rental income, net	310,910	84,656
Income from property management services	754,407	580,394
Gain on disposal of fixed assets and inventory	-	16,945
Total	$1,181,853	$1,002,058

Note 17 – (Loss) Earnings per Share

Earnings per share for the three months ended March 31, 2010, and 2009 were determined by dividing net (loss) income attributable to China Housing & Land Development, Inc. for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

Note 17 – Earnings per Share

	March 31,	March 31,
	2010	2009
Numerator
Net (loss) income attributable to China Housing & Land Development, Inc. – basic	$(11,111,109)	$1,302,719
Effect of dilutive securities
Warrants	-	-
(Loss) income attributable to China Housing & Land Development, Inc. – diluted	$(11,111,109)	$1,302,719
Denominator
Weighted average shares outstanding – basic	32,580,769	30,893,757
Effect of dilutive securities
Warrants	-	-
Shares to be issued to directors	-	28,504
Weighted average shares outstanding – diluted	32,580,769	30,922,261
(Loss) earnings per share
Basic earnings per share	$(0.34)	$0.04
Diluted earnings per share	$(0.34)	$0.04

All outstanding warrants and conversion options for the convertible debt have an anti-dilutive effect on the earnings per share and are therefore excluded from the determination of the first quarter of fiscal 2010 diluted earnings per share calculation.

Note 18 – Commitments and Contingencies

The Company leases part of its office and hotel space under various operating lease agreements with expiring dates between year 2010 and 2011.

The Company entered into a consulting service contract with a third party. The contract has a set payment schedule which will be realized in less than a year.

The Company also has two committed payments on land use rights with unpaid balances of approximately $1.8 million and $2.6 million. The balances are not due until the vendors remove the existing buildings on the land and changes the zoning status of the land use right certificates. The committed payments will become the liabilities of the Company once the vendors fulfill their obligations.

All future payments required under the various agreements are summarized below.

	Payment due by period
Commitments and Contingencies	Total	Less than 1 year	1-2 years

Operating lease	$160,469	$94,007	$66,462
Consulting contract	274,693	274,693	-
Land use right	4,424,390	1,831,287	2,593,103
Total	$4,859,552	$2,199,987	$2,659,565

Note 19 – Subsequent Events

On May 10, 2010, the Company entered into Amended and Restated Shareholders’ Agreement with Prax Capital. The Amended and Restated Shareholders’ Agreement retroactively applies to January 1, 2010 (See Note 3).

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

Critical Accounting Policies and Estimates

We prepare our interim condensed consolidated financial statements in accordance with U.S. GAAP, which requires us to make judgments, estimates and assumptions that affect (i) the reported amounts of our assets and liabilities, (ii) the disclosure of our contingent assets and liabilities at the end of each reporting period and (iii) the reported amounts of revenues and expenses during each reporting period. We continually evaluate these estimates based on our own experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and reasonable assumptions, which together form our basis for making judgments about matters that are inherently uncertain. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application.

When reading our interim condensed consolidated financial statements, you should consider (i) our selection of critical accounting policies, (ii) the judgment and other uncertainties affecting the application of such policies and (iii) the sensitivity of reported results to changes in conditions and assumptions. We believe the following accounting policies involve the most significant judgments and estimates used in the preparation of our financial statements.

The unaudited interim condensed consolidated financial statements are based on accounting principles that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Annual Report”); except as disclosed below. They do not include certain footnote disclosures and financial information normally included in annual consolidated financial statements prepared in accordance with GAAP and, therefore, should be read in conjunction with the audited consolidated financial statements and notes included in the Company's 2009 Annual Report.

Warrants and derivative liability

As of March 31, 2010, the Company has approximately $4.5 million of warrants liability and $3.4 million of fair value of embedded derivatives on the balance sheet, representing approximately 2.0% and 1.5% of the total liabilities, respectively.

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

During the three months ended March 31, 2010, our common stock price experienced fluctuations with the price decreasing from $4.13 on January 1, 2010 to $3.80 on March 31, 2010. The decrease in stock price caused a decrease in fair value for warrants liability and embedded derivatives. As a result, we recognized approximately $0.55 million as a change in fair value of warrants and $0.57 million as a change in fair value of embedded derivatives, which are all non-cash gains.

The following table summarizes the fair value of warrant liability and embedded derivative as at various periods.

	March 31, 2010	December 31, 2009

Fair value of warrants liability	$4,519,590	$5,074,191
Fair value of embedded derivatives	$3,424,841	$3,991,047

The following tables summarize all the warrants and conversion option outstanding and the assumptions used for their valuations as of March 31, 2010 and December 31, 2009.

Investor Warrants:	3/31/2010	12/31/2009
Strike price	6.07	6.07
Market price	3.80	4.13
Valuation date	3/31/2010	12/31/2009
Expiry date	2/28/2013	2/28/2013
Volatility	105.00%	105.00%
Risk free rate	1.55%	1.78%
Option value	2.08636	2.43971

# of warrants	1,437,467	1,437,467

Value	2,999,167	3,507,000

Investor Warrants: 5-7-2007	3/31/2010	12/31/2009
Strike price	4.50	4.50
Market price	3.80	4.13
Valuation date	3/31/2010	12/31/2009
Expiry date	5/9/2012	5/9/2012
Vlolatility	105.00%	105.00%
Risk free rate	1.08%	1.33%

Option value	0.59873	0.61711

# of warrants	2,539,416	2,539,416

Value	1,520,423	1,567,092

Conversion Option Valuation:	3/31/2010	12/31/2009
Strike price	5.57	5.57
Market price	3.80	4.13
Valuation date	3/31/2010	12/31/2009
Expiry date	1/28/2013	1/28/2013
Volatility	105.00%	105.00%
Risk free rate	1.50%	1.74%
Option value	2.11960	2.47002

Host Value – principal	9,000,000	9,000,000
Host Value – interest	0	0

Shares issuable on conversion	1,615,799	1,615,799

Option value – principal	3,424,841	3,991,048

Derivative value	3,424,841	3,991,048

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

When real estate costs are determined to be impaired, they are written down to their estimated net realizable value. The Company evaluates the carrying value for impairment based on the undiscounted future cash flows of the assets. Write-downs of real estate costs deemed impaired are recorded as adjustments to the cost basis. There has been no impairment on real estate inventories and no impairment loss has been recorded for the three months ended March 31, 2010 and 2009.

The following summarizes the components of real estate inventories as at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

Finished projects	$15,761,645	$20,417,820
Construction in progress	90,001,623	82,585,709

Total real estate held for development or sale	$105,763,268	$103,003,529

Intangible asset

The Company’s intangible asset is related to the exclusive rights to develop 487 acres of land in the Baqiao area acquired in 2007. The Company believes that the cooperation agreement with Baqiao District Government will be extended after June 2011. Based on the prevailing market condition in Xi’an city we concluded that there is no impairment.

According to the agreement with Baqiao District Government, at the beginning of each year, the Company will prepare the annual work plan and have it approved by Baqiao District Government. The annual work plan will include the detailed projects that will be started during that year and the Baqiao District Government is responsible for the land clearance. Due to the delay of land clearance progress, certain scheduled projects have been postponed. The Baqiao District Government acknowledged the delay and informed us of their intention to extend the agreement. Currently, we still have 389 acres land undeveloped and $41.4 million in intangible assets. If there’s any event that leads the Company to believe it’s unlikely to extend the agreement, we will assess the impairment of the intangible asset and write off the intangible asset from our balance sheet.

As of March 31, 2010 and December 31, 2009, intangible asset consists of the following:

	March 31, 2010	December 31, 2009
Intangible acquired	$47,311,458	$47,310,765
Accumulated amortization	(5,955,718)	(5,955,631)

Intangible assets, net	$41,355,740	$41,355,134

The Company evaluates its intangible assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Based on the estimated future cash flows, the Company records a write-down for impairments, if appropriate. For the three months ended March 31, 2010 and 2009, the Company has recorded $0 of impairment on this intangible asset.

The Company amortized the intangible asset based on the percentage of the profit margin realized over the total expected profit margin to be realized from the 487 acre land in the Baqiao project. During fiscal 2007, the Company sold 18.6 acres of land and the related profit margin realized on that sale represented 2.56% of the total estimated profit margin on the whole 487 acre project, as a result, the Company amortized $1.29 million (2.56%) of the total intangible asset during fiscal 2007. This method is intended to match the pattern of amortization with the income-generating capacity of the intangible asset. Amortization expense for the three months ended March 31, 2010 and 2009 amounted to $0 and $4.66 million, respectively. The amortization expense was capitalized in the real estate construction in progress.

Management re-evaluated the expected profit margin from the 487 acres of land as at March 31, 2010 and recalculated the intangible amortization related to the 2008 land sales based on the new estimate. As a result, management found the difference resulting from the change of estimate was not material. Therefore no adjustment was made in the three months ended March 31, 2010 due to the change of accounting estimate of total profit margin on the 487 acres of land.

Deposits on land use rights
	March 31, 2010	December 31, 2009

Deposits on land use rights	50,939,221	28,084,346

The increase in Deposits on land use rights was mainly due to the deposits the Company paid for land use rights for JunJing III, Park Plaza, and Golden Bay project during the first quarter of 2010.

The Company conducts regular reviews of the deposits on land use right. After review and assessment, the Company concluded that there was no significant decrease in the market price and therefore no impairment write-down was required. According to E House (China) Real Estate Research Institute the average residential sale price in Xi’an city was stable in the fiscal quarter ended March 31, 2010. The average sale price increased to 5,885 RMB per square meter (approximately US$ 862 per square meter) from 5,225 RMB (approximately US$ 764 per square meter) in the fourth quarter 2009, representing about 12.6% quarter-over-quarter.

Material trends and uncertainties that may impact continuing operations

Changes in national and regional economic conditions, as well as in areas where we conduct our operations and where prospective purchasers of our homes live, may result in more caution on the part of homebuyers resulting in fewer home purchases. According to data from the Xi’an Bureau of Statistics, Xi’an city’s real estate transaction volume (in terms of sq. meter signed) increased about 41% in the first quarter of 2010 compared to the same period of 2009. All our projects are currently in Xi’an city. During the first quarter of 2010, our revenue increased approximately 151% over same period of 2009.

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

As of March 31, 2010, we had $66,323,400 of cash and cash equivalents, compared to $36,863,216 as of December 31, 2009, an increase of $29,460,184.

The Company believes that the combination of present capital resources, internally generated funds, and unused financing sources are more than adequate to meet cash requirements for the year 2010. We intend to meet our liquidity requirements, including capital expenditures related to the purchase of land for the development of future projects, through cash provided by operations and additional funds raised by future financings. Upon acquiring land for future development, we intend to raise funds to develop our projects by obtaining mortgage financing mainly from local banking institutions with which we have done business in the past. We believe that our relationships with these banks are in good standing and that our real estate will secure the loans needed. We believe that adequate cash will be available to fund our operations.

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

▪	Projects under construction, where the building construction has started but has not yet been completed; and

▪	Completed projects with units available for sale, where the construction has been finished and most of the units in the buildings have been sold or leased.

 Projects under construction
Project name	Type of Projects	Actual or Estimated Construction Period	Actual or Estimated Pre- sale Commencement Date	Total Site Area (m2)	Total GFA (m2)	Sold GFA by March 31, 2010 (m2)
JunJing II Phase Two	Multi-Family residential & Commercial	Q2/2009 - Q2/2011	Q3/2009	29,800	112,556	81,748
Puhua Project	Multi-Family residential & Commercial	Q2/2009 - Q3/2014	Q4/2009	192,582	640,000	49,870

Project name	Total Number of Units	Number of Units sold by March 31, 2010	Estimated Revenue ($ million)	Contract Revenue by March 31, 2010 ($ million)	Recognized Revenue by March 31, 2010 ($ million)
JunJing II Phase Two	1,015	752	93.4	61.0	41.0
Puhua Project	5,000	393	700.0	31.7	11.5

JunJing II: JunJing II is located at 38 East Hujiamiao, Xi’an, with a total gross floor area (“GFA”) of approximately 248,568 square meters. It is the first Canadian style residential community with “green and energy-saving” characteristics in Xi’an and has won the “National Energy Saving Project” award. The project is divided into 2 phases, namely JunJing II Phase One and JunJing II Phase Two. We started the construction of JunJing II Phase One in the third quarter of 2007 and started the pre-sale campaign in the second quarter of 2007.

The construction of Phase Two commenced in the fourth quarter of 2009 and pre-sales started within the same quarter. As of March 31, 2010, the contract revenue for Phase Two was $ 61.0 million, of which we have recognized $ 41.0 million in revenues. Revenue will continue to be recognized as construction advances.

Puhua: The Puhua project, the Company’s 79 acre joint venture located in the Baqiao project, has a total land area of 192,582 square meters and an expected gross floor area of approximately 640,000 square meters. In November 2008, the Company entered into an agreement with Prax Capital China Real Estate Fund I, Ltd., to form a joint venture. The joint venture was formed in late 2008, subject to certain conditions and approvals, which have been satisfied. Prax Capital Real Estate Holdings Limited invested US$29.3 million, The joint venture acquired the land use rights early in the first quarter of 2009.

The construction of the Puhua project began in June 2009. The whole project, which consists of four phases, is expected to be completed in the third quarter of 2014, with estimated revenues of $700 million. The Company began accepting pre-sale contracts for units in the Puhua Phase One project on October 24th, 2009. As of March 31, 2010, the contract revenue for Puhua project is $31.7 million, of which we have recognized $11.5 million.

For JunJing II Phase Two and Puhua Project, the contract revenue is $93.2 million, of which we have recognized $52.5 million.

Projects under planning and in process

Project name	Type of Projects	Estimated Construction Period	Estimated Pre- sale Commencement Date	Total Site Area (m2)	Total GFA (m2)	Total Number of Units
Baqiao New Development Zone	Land Development	2009 - 2020	N/A	N/A	N/A	N/A
JunJing III	Multi-Family residential & Commercial	Q2/2010 - Q2/2012	Q3/2010	7,510	47,153	434
Park Plaza	Multi-Family residential & Commercial	Q3/2010 - Q4/2014	Q4/2010	44,250	180,000	2,000
Golden Bay	Multi-Family residential & Commercial	Q4/2010 - Q4/2014	Q1/2011	146,099	378,887	N/A

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

Xi’an has designated the Baqiao District as a major resettlement zone in which the city expects 900,000 middle to upper income inhabitants to settle. The Xi’an government intends to create a successful development comparable to the development of Pudong in Shanghai, which has resulted in new economic opportunities and provided housing for Shanghai’s growing population.

The Xi’an municipal government plans to invest 50 billion RMB (over $6 billion) in infrastructure for the Baqiao New Development Zone. The construction of a large-scale public wetland park is well underway; which will embellish the natural environment adjacent to our Baqiao project.

Through its New Land subsidiary, the Company sold approximately 18.4 acres to another developer in 2007 and generated approximately $24.41 million in revenue.

In 2008, we initiated a joint venture with Prax Capital Real Estate Holdings Limited (Prax Capital) to develop 79 acres within the Baqiao project, which represents the first phase of the Baqiao project’s development. Prax Capital invested $29.3 million in cash in the joint venture. The project is further described in the Puhua section.

After selling 18.4 acres and placing 79 acres in the joint venture, about 389 acres remained available for the Company to develop in the Baqiao project.

JunJing III: JunJing III is near our JunJing II project and the city expressway. It has an expected total gross floor area of approximately 7,501 square meters. The project will consist of 3 high rise buildings, each 28 to 30 stories high. The project is targeting middle to high income customers who require a high quality living environment with convenient transportation to the city center. We plan to start construction during the second quarter of 2010 and expect pre-sales to begin during the third quarter of 2010. The total estimated revenues from this project are approximately $46 million.

Park Plaza: In July 2009, the Company entered into a Letter of Intent to acquire 44,250 square meters of land in the center of Xi'an for the Park Plaza project. The Company intends to develop a large mid-upper income residential and commercial development project on this site, with a gross floor area of 162, 000 square meters. The four-year construction of Park Plaza is expected to begin in the third quarter 2010. We anticipate accepting pre-sale purchase agreements in the second quarter of 2010, and revenues from pre-sale agreements will be recognized when all revenue recognition criteria have been met. The total revenue from Park Plaza is estimated to be $154 million.

Golden Bay: The Golden Bay project is located within the Baqiao project, with a total gross floor area of 378,887 square meters. The Golden Bay project will consist of residential buildings as well as a commercial area. Construction is anticipated to begin in the fourth quarter of 2010, and we expect to begin accepting pre-sale purchase agreements in the first quarter of 2011.

Completed Projects with units available for sale

Project name	Type of Projects	Completion Date	Total Site Area (m2)	Total GFA (m2)	Total Number of Units	Number of Units sold by March 31, 2010
JunJing II Phase One	Multi-Family residential & Commercial	Q4/2009	39,524	136,012	1,182	1,155
Tsining Home IN	Multi-Family residential & Commercial	Q4/2003	8,483	30,072	215	213
Tsining-24G	Hotel, Commercial	Q2/2006	8,227	43,563	773	748
JunJing I	Multi-Family residential & Commercial	Q3/2006	55,588	167,931	1,671	1,640

JunJing II Phase One: JunJing II Phase One consists of 13 residential buildings and 3 auxiliary buildings, including one kindergarten, with a gross floor area of about 136,012 square meters. JunJing II Phase One was one of our major revenue generating projects during the first quarter of 2010, contributing approximately $76.9 million in revenues. By March 31, 2010, we had pre-sold approximately 1,155units in the project, which accounts for about 97% of all available units totaling approximately 123,874 square meters, about 91% of available GFA. This project began the delivery to customers for this project began at the end of October, 2009.

Tsining Home IN: 88 North Xingqing Road, Xi’an. Located near the city center, the Home IN project consists of 215 two to three bedroom western-style apartments. The total construction area is 30,072 square meters. The project, completed in December 2003, generated total sales of $13.7 million.

Tsining-24G: 133 Changle Road, Xi’an. 24G is a redevelopment of an existing 26 floor building, located in the center of the most developed commercial belt of the city. This upscale development includes secure parking, cable TV, hot water, air conditioning, natural gas access, internet connection and exercise facilities. This project was awarded “The Most Investment Potential Award in Xi’an City” in 2006. Target Customers were white-collar workers, small business owners and traders as well as entrepreneurs. Total area available for residential use was 43,563 square meters, covering 773 one to three bedroom service apartments. The project started construction in June 2005 and was completed in June 2006 with total sales of $42.1 million.

Tsining JunJing Garden I: 369 North Jinhua Road, Xi’an. JunJing Garden I was the first German style residential & commercial community in Xi’an, designed by the world-famous WSP architectural design house. Its target customers were local middle income families. The project has 15 residential apartment buildings consisting of 1,671 one to five bedroom apartments. The Garden features secure parking, cable TV, hot water, heating systems and access to natural gas. Total GFA available was 167,931 square meters. JunJing Garden I wasalso a commercial venture that houses small businesses serving the needs of JunJing Garden I residents and the surrounding residential communities. The project was completed in September 2006 and generated total revenue of $49.57 million.

CONSOLIDATED OPERATING RESULTS

Three Months Ended March 31, 2010 Compared With Three Months Ended March 31, 2009

Revenues

Our revenues are mainly derived from the sale of residential and commercial units and buildings, infrastructure work we perform for the local government and land development projects in the Baqiao area.

In the first quarter of 2010, most of our revenues came from Puhua Project, Tsining JunJing II phases one and two, JunJing II Phase One consists of 13 residential buildings and 3 auxiliary buildings, including one kindergarten, with a gross floor area of about 136,012 square meters. This project began to be delivered to customers at the end of October, 2009. JunJing II Phase Two consists of 12 buildings, mainly middle and high rises, and began to accept pre-sale contracts in the second quarter 2009. Puhua Phase One consists of 7 garden houses, 2 mid-rises and 4 high-rises buildings with total expected revenues of approximately $116.2 million. We officially started the pre-sales in the fourth quarter of 2009 and we recognized approximately $31.7 million in the first quarter of 2010.

Effective January 1, 2008, the Company adopted the percentage of completion method of accounting for revenue recognition for all building construction projects in progress, including the Tsining JunJing II and PuHua Project. The full accrual method was used before that date for all of our residential, commercial and infrastructure projects. Infrastructure projects continue to be accounted for using the full accrual method of accounting.

	Three months		Three months
	ended		ended
Revenues by project:	March 31, 2010		March 31, 2009
US dollars
Project Under Construction
Tsining JunJing II Phase One (Under construction on March 31, 2009)	$-		$10,305,262
Tsining JunJing II Phase Two	15,161,722		-
Puhua Project	11,454,564		-

Projects Completed
Tsining JunJing II Phase One	4,095,525		-
Tsining JunJing I	1,296,725		1,580,565
Tsining-24G	15,684		862,593
Tsining Gang Wan		-	158,724
Tsining In Home	366,841		18,725
Additional Project
Revenues from the sale of properties	$32,391,061		$12,925,869

The revenues from the sale of properties in the three months ended March 31, 2010 increased 150.6 percent to $32,391,061 from $12,925,869 in the same period of 2009. The increase was primarily due to the increased revenue from Tsining JunJing II Phase One, Phase Two, and Puhua Project.

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

The following table summarizes details of our most significant projects:

	3 Months Ended	3 Months Ended
Revenues by project:	31-Mar-10	31-Mar-09
US$
Project Under Construction		-
Puhua Project contract sale	$17,880,123	-
Revenue	11,454,564	-
Total gross floor area (GFA) available for sale	640,000	-
GFA sold during the period	25,741	-
Remaining GFA available for sale	590,130	-
Percentage of completion	31.1%	-
Percentage GFA sold during the period	4.0%	-
Percentage GFA sold to date	7.8%	-
Average sales price per GFA	$695

Tsining JunJing II Phase Two contract sales	20,003.787	-
Revenue	$15,161,722	-
Total gross floor area (GFA) available for sale	112,556	-
GFA sold during the period	26,415	-
Remaining GFA available for sale	30,808	-
Percentage of completion	66.2%	-
Percentage GFA sold during the period	23.5%	-
Percentage GFA sold to date	72.6%	-
Average sales price per GFA	$757	-

Revenues from projects under construction

Tsining JunJing II Phase Two

Tsining JunJing II Phase Two consists of 12 middle-rise and high-rise buildings with total expected revenues of approximately $93.4 million. We officially started the pre-sales in the second quarter of 2009 and were able to secure $ 41.0 million in contract sales for 752 units of which we recognized approximately $15.2 million in the first quarter of 2010.

Puhua Phase One

Puhua Phase One consists of 7 garden houses, 2 mid-rises and 4 high-rises buildings with total expected revenues of approximately $116.2 million. We officially started the pre-sales in the fourth quarter of 2009 and were able to secure $ 31.7 million in contract sales of which we recognized approximately $11.5 million in the first quarter of 2010.

Please note that the method of percentage of completion was utilized to recognize revenue from January 1, 2008. Only revenue recognition of Tsining JunJing II and PuHua Project is under this method. The percentages of completion of the construction for each building as at March 31, 2010 are shown below:

Tsining JunJing II Phase two Buildings	Percentage of Completion
10#	72.93%
11#	74.85%
12#	66.52%
13#	77.62%
16#	71.59%
17#	72.83%
18#	67.54%
19#	75.77%
22#	61.93%
23#	61.56%
24#	65.29%
25#	62.46%

Puhua Phase one	Percentage of Completion
1#	28.65%
2#	68.23%
3#	27.86%
4#	44.38%
5#	35.53%
6#	36.30%
7#	26.75%
8#	35.02%
9#	31.10%
10#	31.26%
11#	24.53%
12#	30.61%
13#	29.77%

The above are all the buildings under pre-sale in JunJing II Phase Two and Puhua Phase One.

Revenues from projects completed

The revenue from completed projects totaled $5,774,775 in the three months ended March 31, 2010, compared to $2,620,607 during same period of 2009. The increase was mainly due to JunJing II Phase one which was completed and reclassified to completed projects during fourth quarter of fiscal 2009.

Other income

Other income includes property management fees, rental income, revenues from the disposal of fixed assets as well as government’s allowance for the equivalent cost of interest on the Company’s investments required to support infrastructure construction, continued river management and suburban planning for the entire Baqiao high-technology industrial park. We recognized $1,181,853 in other income for the three months ended March 31, 2010 compared with $1,002,058 in the same period of 2009. The 17.9 percent increase can be explained by the following table which summarizes the breakdown of the other income and their changes during the three months ended March 31, 2010 and 2009:

	For the three months ended
	March 31,	March 31,
	2010	2009
Interest income	$116,546	$3,796
Government reimbursement of infrastructure cost	-	316,266
Rental income, net	310,910	84,656
Other non-operating income	754,407	580,394
Gain on disposal of fixed assets and inventory	-	16,945
Total	$1,181,853	$1,002,058

Cost of properties and land

The cost of properties and land in the three months ended March 31, 2010 increased 182.8 percent to $27,098,660 compared with $9,581,459 in the same period of 2009. The increase was primarily a result of the increased sales volume in our JunJing II Phase Two and Puhua project.

Gross profit and profit margin

Gross profit for the three months ended March 31, 2010 was $6,474,254, representing an increase of 49.0 percent from $4,346,468 in the same period of 2009. The gross profit margin for the three months ended March 31, 2010 was 19.3 percent compared with 31.2 percent in the same period of 2009. Due to the introduction of Jun Jing II phase two and Puhua project which started to recognize revenue in the first quarter of this year, the revenue has increased. Meanwhile the performance of sales is much better with the improvement in the market condition. Our gross margin decreased due to the sales of the parking lots of JunJing I and JunJing II phase one which only had 3% to 5% margin.

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) for the three months ended March 31, 2010 increased 80.1 percent to $2,537,884 from $1,408,824 in the same period of 2009. The increase in SG&A is associated with the increased sales. This quarter’s SG&A mainly include marketing expenses associated with Tsining JunJing II Phase Two as well as administrative and marketing expenses related to the Puhua project. SG&A accounted to 7.6 percent of total revenue in the first quarter of 2010 compared to 10.1 percent for the same period in 2009.

Stock-based compensation

We had no stock-based compensation incurred during the first quarter of 2010 and 2009.

Other expenses

Other expenses consist mainly of late delivery settlements and maintenance costs. Other expenses in the three months ended March 31, 2010 increased 208.2 percent to $122,651 compared with $39,796 in the same period of 2009 primarily due to accounts written off by Planning Bureau and compensation of Tsining 24G because of the compensation for minor area difference when the units are delivered to customers.

Operating profit and operating profit margin

Operating profit is defined as gross profit minus selling, general and administrative expenses, stock-based compensation, security registration expenses and other expenses. Operating profit in the three months ended March 31, 2010 was $2,977,512 compared with $1,677,948 operating profit in the same period of 2009, primarily due to the higher revenues generated by Tsining JunJing II Phase Two and Puhua project. As a result, the operating profit margin was 8.9 percent for the first quarter of 2010 compared with 12.0 percent for the same period of 2009, which was primarily due to the sales of the parking lots of Junjing II phase one and Junjing I which negative impacted operating profit margin.

Interest expense

Interest expense in the three months ended March 31, 2010 increased 50.0 percent to $507,025 from $338,078 in the same period of 2009. This is primarily due to the increase of employee loan interest.

Change in fair value of embedded derivative

The embedded derivative is related to the Company’s $20 million Convertible Debt offering completed in January 2008. The change in the fair value of embedded derivatives was a periodic adjustment to the estimated cost to the Company, which was provided by the Cox-Ross-Rubinstein Binomial Lattice valuation model (CRR model).

The CRR model depends on the following assumptions: the Company’s common stock price underlying the warrants; strike price; conversion price; expected life; expected volatility; risk free interest rate; and dividend rate. During the first quarter of 2010, our common stock price experienced large fluctuations with the price decreasing from $4.13 on December 31,2009 to $3.80 on March 31, 2010. The decrease in stock price and expected volatility caused a decrease in fair value for warrants and the change of fair value was booked as a reverse of non-cash expense.

The company recorded $(566,206) in the change in fair value of embedded derivatives in the three months ended March 31, 2010 compared with $(124,038) in the same period of 2009.

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

The change in fair value of warrants was $(554,601) in the three months ended March 31, 2010, compared to $(167,239) during the same period of 2009, which consisted of the periodic adjustment to the estimated cost to the company to provide the common shares, assuming that all of the warrants will be exercised sometime in the future. The basis for estimating the cost to provide the common shares was provided by the valuation model. The CRR model depends on the following assumptions: the Company’s common stock price underlying the warrants; strike price; expected life; expected volatility; risk free interest rate; and dividend rate. During the first quarter of 2010, our common stock price experienced large fluctuations with the price decreasing from $4.13 on December 31, 2009 to $3.80 on March 31, 2010. The decrease in stock price and expected volatility caused a decrease in fair value for warrants and the change of fair value was booked as a reverse of non-cash expense.

Security registration expenses

The security registration expenses were zero for the three months ended March 31, 2010, compared with $600,000 in the same period of 2009.

Recovery of income taxes

We recorded the recovery of income taxes of $29,146 during the first quarter of 2010 and we had no such gain during the same period in 2009.

Net income

Net income for the three months ended March 31, 2010 increased 148.3 percent to $3,117,934 compared to $1,255,584 in the same period of 2009.

We believe that the net income increase was a result of multiple factors. The overall real estate market condition in Xi’an has improved since the beginning of 2010 and through the first quarter, which is also demonstrated in the pre-sales results of our current projects under construction, i.e. JunJing II Phase Two and Puhua project. In the first quarter, we were able to recognize approximately $26.6 million as revenue from JunJing II Phase Two project and our Puhua project, and we were able to secure approximately $11.3 million new contracts from those two projects. As of March 31, 2010, we have pre-sold 81,748 sq. meters out of 112,556 sq. meters total GFA of JunJing II Phase Two approximately 72.6 percent on the GFA basis and 74.1 percent on the unit basis as well as pre-sold 79,673 sq. meters out of 117,160 sq. meters total GFA of Puhua approximately 12.4 percent on the GFA basis and 4.2% on the unit basis.

With the introduction of Puhua, we are also expecting the gross margin will be improved slightly in the future, which is primarily because of its better quality and higher average price in Puhua. The average selling price has increased to RMB 4,742(approximately US$695) per square meter during the first quarter of 2010, compared with RMB4, 360(approximately US$641) per square meter when the company first started pre-sale in October 2009.

The periodic revaluation of derivatives and warrants also contributed approximately $1.1 million during the quarter mainly due to the decrease of our common stock price.

Charge to noncontrolling interest

On November 5, 2008, the Company and Prax Capital (“Prax”) entered into a joint venture agreement to develop 79 acres within China Housing’s Baqiao project located in Xi’an. Prax invested $29.3 million for a 25% interest in Puhua through obtaining 1,000 Class A shares of Success Hill (“Class A Shares”) with various distribution rights. Prax’s initial investments were recorded as noncontrolling interests in the consolidated financial statements. During the first quarter of 2010, the Company proposed to redeem Prax’s 1000 Class A shares in Success Hill in order to fix the maximum return on Prax’s initial investment. Both parties then entered into an Amended and Restated Shareholders’ Agreement on May 10, 2010, under the terms of which, effectively January 1, 2010, the Company will redeem all Prax’s Class A Shares within three years for consideration of the USD equivalent of $84.39 million (RMB 576 million).

As Prax’s interest in the consolidated subsidiaries meets the definition of a mandatorily redeemable financial instrument, it is reported within liabilities as mandatorily redeemable noncontrolling interests in subsidiaries on the Company’s consolidated balance sheet and initally measured at the fair value of cash that would be due and payable to Prax under the Amended and Restated Shareholder agreement.

As at January 1, 2010, the Company recorded a liability of $42,600,511 reflecting the fair value of the redemption amount of Prax’s interest under the Amended and Restated Shareholder Agreement and eliminated the original noncontrolling interest in the equity on the consolidated balance sheet. The difference of $14,229,043 between the carrying value of the original noncontrolling interest and the fair value of redemption amount has been reflected as a charge to noncontrolling interest.

Basic and diluted earnings per share

Basic earnings per share was $(0.34) in the three months ended March 31, 2010, compared to $0.04 in the same period of 2009. Diluted earnings per share was $(0.34) in the three months ended March 31, 2010, compared to $0.04 in the same period of 2009. The number of shares outstanding doesn’t change significantly from year to year. Earnings available to distribute decreased from $1.3 million in first quarter of 2009 to a loss of $11.1 million in the first quarter of this year. The negative EPS and Diluted EPS are mainly due to Prax restructuring which recorded a one time loss of ($14,229,043).

Common shares used to calculate basic and diluted EPS

The weighted average shares outstanding used to calculate basic earnings per share was 32,580,769 shares in the three months ended March 31, 2010 and 30,893,757 shares in the same period of 2009. The weighted average shares outstanding used to calculate the diluted earnings per share was 32,580,769 shares in the three months ended March 31, 2010 and 30,922,261 shares in the same period of 2009.

Foreign exchange

The company operates in China and the functional currency is Chinese Renminbi (RMB) but the reporting currency is U.S. dollar, based on the exchange rate of the two currencies. The fluctuation of exchange rates during the three months ended March 31, 2010 and the same period of 2009, when translating the operating results and financial positions at different exchange rates, created the accrued gain (loss) on foreign exchange. The loss on foreign exchange in the three months ended March 31, 2010 was $27,684, compared with $363,133 in the same period of 2009.

Cash flow discussion

There is net cash inflow of $29,467,321 during the three months ended March 31, 2010 compared with $26,759,990 cash outflow during the same period of 2009.

The operating activity cash inflow was $163,750 in the three months ended March 31, 2010 and a major cash outflow of $25,801,611 in the same period of 2009 due to the sales of the property.

A cash outflow $699,056 appeared at investing activities segment in the three months ended March 31, 2010, compared with the cash inflow of $813,922 for the same period of 2009 due to the purchase of the property and equipment.

There was a cash inflow of $30,002,627 for financing activities in the three months ended March 31, 2010 compared with $1,772,301 of outflow in 2009 due to the additional bank loan drawn.

Debt leverage

Total debt consists of Payables for acquisition of businesses, Loans from employees, Loans payable and Convertible Debt.

Total debt outstanding as of March 31, 2010 was $92,897,189 compared with $59,801,870 on March 31, 2009. Net debt outstanding (total debt less cash) as of March 31, 2010 was $26,573,789 compared with $22,938,654 on December 31, 2009. The company's net debt as a percentage of total capital (net debt plus shareholders' equity) was 23.9 percent on March 31, 2010 and 16.1 percent on December 31, 2009, which increased slightly due to the total debt increase.

Liquidity and capital resources

Our principal liquidity demands are based on the development of new properties, property acquisitions, and general corporate purposes. As of March 31, 2010, we had $66,323,400 of cash and cash equivalents, compared to $36,863,216 as of December 31, 2009, an increase of $29,460,184. Along with progress in projects, we can use the internal generated cash flow to fund our daily operation.

The Company leases part of its office and hotel space under various operating lease agreements with expiring dates between year 2010 and 2011. The Company entered into a consulting service contract with a third party. The contract has a set payment schedule which will be realized in less than a year. The Company also had two land use rights with unpaid balances of approximately $1.8 million and $2.6 million. The balances are not due until the vendor removes the existing building on the land and changes the zoning status of the land use right certificate.

All future payments required under the various agreements are summarized below.

	Payment due by period
Commitments and Contingencies	Total	Less than 1 year	1-2 years
Rental lease	$160,469	$94,007	$66,462
Rubber dam construction	274,693	274,693	-
Land use right	4,424,390	1,831,287	2,593,103
Total	$4,859,552	$2,199,987	$2,659,565

Financial obligations

As of March 31, 2010 we had total bank loans of $64,461,309 with a weighted average interest rate of 7.59 percent. Mortgage debt (total bank loans) is secured by the assets of the company.

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

On June 28, 2008, the Company signed a strategic partnership Memorandum of Understanding (“MOU”) with China Construction Bank Xi’an Branch that established a RMB 1 billion (approximately US$147 million) credit line for real estate development by the Company and its subsidiaries. On August 28, 2008, the Company entered a first loan agreement with China Construction Bank Xi’an Branch to draw down the first RMB 150 million loans. The first loan was fully repaid as at December 31, 2009. On August 30, 2009, the Company entered a second loan agreement with China Construction Bank Xi’an Branch to draw down another RMB 85 million loan, which will mature on September 8, 2012. $12,452,753 (RMB 85 million) was received by the Company by the end of March 31, 2010.

Under the MOU, the Company and its Subsidiaries are required to set up a basic deposit account with China Construction Bank, to maintain a current ratio of not less than 90% and to maintain liabilities to assets ratio of not greater than 65%. Due to the change of corporate structure of the Company, China Construction Bank Xi’an Branch has clarified the current ratio and liabilities to assets ratio calculations only include the financial information of Tsining and New Land. As of March 31, 2010, the current ratio was approximately 138.4%, and the liabilities to assets ratio was approximately 58.7%. The Company will be able to draw down approximately another $33.08 million before we reach the maximum liabilities to assets ratio of 65%.

Loans payable as of March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009

Xi'an Rural Credit Union Zao Yuan Rd. Branch
Due July 3, 2010, annual interest is at 8.496 percent, secured by the Company's Jun Jing Yuan I, Han Yuan and Xin Xing Tower projects	$2,930,059	$2,930,017

China Construction Bank, Xi'an Branch
Due August 27, 2011, annual interest is at a floating interest rate based on 110% of the People’s Bank of China prime rate, secured by the Company's Jun Jing Yuan II project	-	3,223,018
Due September 8, 2012, annual interest is at a floating interest rate based on 110% of the People’s Bank of China prime rate, secured by the Company's Jun Jing Yuan II project	12,452,753	12,452,571

Xinhua Trust Investments Ltd.
Due January 28, 2012, annual interest is at 10 percent, secured by the 24G project	21,975,446	-

Commercial Bank Weilai Branch
Due August 29, 2010, annual interest is at 10.21 percent, secured by the Company's Jun Jing Yuan I and XinXing Tower projects	5,127,605	5,127,528

Bank of Beijing, Xi’an Branch
Due December 10, 2012, annual interest is at the bank’s prime rate, secured by the PuHua project with a minimum repayment of $7.3 million required in 2011.	21,975,446	12,452,571

Total	$64,461,309	$36,185,705

All loans are used to finance construction projects. All interest paid was capitalized and allocated to various construction projects.

Liquidity expectation

The Company believes that the combination of present capital resources, internally generated funds, and unused financing sources are more than adequate to meet cash requirements for the year 2010.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to the following market risks, including but not limit to:

General Real Estate Risk

There is a risk that the Company’s property values could go down due to general economic conditions, a weak market for real estate generally, or changing supply and demand. The Company’s property held for sale value, approximately $105.8 million at the end of March, 2010, may change due to market fluctuations. Currently, it is valued at our cost which is significantly below the market value.

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

Item 4T. Controls and Procedures

(a)     Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective due to the identified significant deficiencies in our internal control over financial reporting described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The Company has engaged Ernest & Young to aid in the compliance with SOX 404.

(b)     Changes in Internal Control over Financial Reporting.

During the quarter ended March 31, 2010, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

We have the following risk factors in addition to those included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The PRC government has recently introduced certain policy and regulatory measures to cool down the real estate market and we already saw the effects of such policy and regulatory measures in certain cities

Since the second half of 2009, the PRC real estate market has experienced exponential growth and housing prices rose rapidly in certain cities. In response to concerns over the scale of the increase in property investments, the PRC government has implemented measures and introduced policies to curtail property development and promote the healthy development of the real estate industry in the PRC.

In April 2010, the general office of the PRC State Council issued a circular to all ministries and provincial-level local governments. Among other matters, the circular provided as follows: purchasers of a first residential property for their households with a gross floor area of greater than 90 square meters must make down payments of no less than 30% of the purchase price; purchasers of a second residential property for their households must make down payments of no less than 50% of the purchase price and the interest rate of any mortgage for such property must equal at least the benchmark interest rate plus 10%; and for purchasers of a third residential property, both the minimum down payment amount and applied interest rate must be significantly higher than the relevant minimum down payment and interest rate which would have been applicable prior to the issuance of the circular. In order to implement the requirements set forth in the State Council’s circular, People’s Bank of China and  the Ministry of Land and Resources issued implementing regulatory measures to restrict mortgage lending and tighten the availability of land resources for future constructions.

In cities such as Beijing and Shanghai, we already saw the effects of such policy and regulatory measures. The sales volumes for real properties in Beijing and Shanghai reportedly have decreased significantly after the policy change.  The sale price for certain properties in such cities have also started to show signs of weakening. The PRC government’s policy and regulatory measures on the PRC real estate sector could limit our access to required financing and other capital resources, adversely affect the property purchasers’ ability to obtain mortgage financing or significantly increase the cost of mortgage financing, reduce market demand for our properties and increase our operating costs. These factors may materially and adversely affect our business, financial condition, results of operations and prospects.

Our sales, revenues and operations will be affected if our customers are not able to secure mortgage financing on attractive terms, if at all.

Substantially all purchasers of our residential properties rely on mortgages to fund their purchases. If the availability or attractiveness of mortgage financing is reduced or limited, many of our prospective customers may not be able to purchase our properties and, as a result, our business, liquidity and results of operations could be adversely affected.

The recent circulars issued by the PRC State Council and related measures taken by ministries and local governments have restricted and may continue to restrict the ability of purchasers to qualify for or obtain mortgage financing. In response to the circular issued in April 2010 , certain purchasers of our properties can no longer qualify for loans any more and this leads to cancellations of our existing sales and the returning of down payments by us to those persons who have previously entered into a contract with us to purchase a unit but were unable to obtain a mortgage within the 30-day period after the contract date.

PRC government may issue further restrictive measures in the future

We cannot assure you that the PRC government will not issue further restrictive measures in the future.  The PRC government’s restrictive regulations and measures could increase our operating costs in adapting to these regulations and measures, limit our access to capital resources or even restrict our business operations, which could further adversely affect our business and prospects.

An increase in interest rates will increase our customers’ mortgage financing  which may further adversely affect the real estate market  in the PRC

An increase in interest rates may significantly increase the cost of mortgage financing, thus affecting the affordability of residential properties. According to the circular issued in April , financial institutions must determine the applicable loan interest rate and down-payment ratio for non-welfare residential property according to the following factors: (i) whether the borrower is purchasing a property for the first time; (ii) whether the borrower is purchasing the property for his/her own use; (iii) whether the property purchased is an ordinary residential property; and (iv) risk factors including the borrower’s credit records and payment ability. Increases in mortgage financing costs may dampen people’s desire to purchase residential properties and adversely affect the real estate market in the PRC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

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

China Housing & Land Development, Inc.

May 14, 2010	By:	/s/ Xiaohong Feng
Xiaohong Feng
Chief Executive Officer
(Principal Executive Officer)

May 14, 2010	By:	/s/ Cangsang Huang
Cangsang Huang
Chief Financial Officer
(Principal Financial and Accounting Officer)