Form 10-Q
period 2010-06-30
China Housing & Land Development, Inc.
filed 2010-08-12
CIK 1303330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of Common Stock outstanding on August 11, 2010 was 33,083,354 shares.

CHINA HOUSING & LAND DEVELOPMENT, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Interim Condensed Consolidated Balance Sheets
As of June 30, 2010 and December 31, 2009
 (Unaudited)

	June 30,	December 31,
	2010	2009

ASSETS
Cash and cash equivalents	$68,316,347	$36,863,216
Cash – restricted	779,672	701,017
Accounts receivable, net of allowance for doubtful accounts of $392,550 and $389,996, respectively	8,966,489	6,088,482
Other receivables and prepaid expenses	4,029,933	2,484,221
Real estate held for development or sale	109,755,284	103,003,529
Property and equipment, net	15,283,212	15,307,478
Asset held for sale	14,720,084	14,301,564
Advance to suppliers	652,859	10,368,386
Deposits on land use rights	53,114,051	28,084,346
Intangible assets, net	41,625,895	41,355,134
Goodwill	821,815	816,469
Deferred financing costs	475,628	411,457
Total assets	$318,541,269	$259,785,299

LIABILITIES
Accounts payable	$16,735,426	$20,706,263
Advances from customers	40,796,137	21,301,876
Accrued expenses	2,506,148	5,587,837
Payable for acquisition of businesses	6,663,588	5,916,354
Income and other taxes payable	11,463,416	8,194,659
Other payables	4,771,743	4,524,288
Loans from employees	4,853,646	2,864,824
Loans payable	52,348,301	36,185,705
Deferred tax liability	13,723,678	11,505,181
Warrants liability	2,537,867	5,074,191
Fair value of embedded derivatives	4,037,264	3,991,047
Convertible debt	15,510,095	14,834,987
Mandatorily redeemable noncontrolling interests in Subsidiaries	51,570,844	-
Total liabilities	227,518,153	140,687,212

SHAREHOLDERS' EQUITY
Common stock: $.001 par value, authorized 100,000,000 shares
issued and outstanding 33,065,386 and 31,884,969, respectively	33,065	31,885
Additional paid in capital	40,745,457	35,461,706
Common stock subscribed	-	252,118
Statutory reserves	4,922,248	4,922,248
Retained earnings	34,352,016	39,895,179
Accumulated other comprehensive income	10,970,330	10,163,483
Total China Housing & Land Development, Inc. shareholders’ equity	91,023,116	90,726,619

Noncontrolling interests	-	28,371,468

Total shareholders' equity	91,023,116	119,098,087

Total liabilities and shareholders' equity	$318,541,269	$259,785,299

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Interim Condensed Consolidated Statements of Income (Loss)
For The Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

	3 Months	3 Months	6 Months	6 Months
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
REVENUES
Sale of properties	$35,220,386	$21,180,940	$67,611,447	$34,106,809
Other income	1,373,409	1,534,893	2,555,262	2,536,951
Total revenues	36,593,795	22,715,833	70,166,709	36,643,760

COST OF SALES
Cost of sales of properties	25,691,338	15,016,997	52,253,225	24,138,943
Cost of other income	576,854	491,387	1,113,627	950,900
Total cost of sales	26,268,192	15,508,384	53,366,852	25,089,843

Gross margin	10,325,603	7,207,449	16,799,857	11,553,917

OPERATING EXPENSES
Selling, general, and administrative expenses	3,758,565	1,942,946	6,296,449	3,351,770
Security registration expenses	-	606,742	-	1,206,742
Other expenses	65,381	150,327	188,032	190,123
Interest expense	447,475	446,899	954,500	784,977
Accretion expense on convertible debt	345,926	296,164	675,108	577,986
Total operating expenses	4,617,347	3,443,078	8,114,089	6,111,598

NET INCOME FROM BUSINESS OPERATION	5,708,256	3,764,371	8,685,768	5,442,319

CHANGE IN FAIR VALUE OF DERIVATIVES
Loss on extinguishment of debt	2,180,492	-	2,180,492	-
Change in fair value of embedded derivatives	(1,307,129)	5,836,616	(1,873,335)	5,712,578
Change in fair value of warrants	(2,242,663)	7,222,727	(2,797,264)	7,055,488
Total change in fair value of derivatives	(1,369,300)	13,059,343	(2,490,107)	12,768,066

Income (loss) before provision for income taxes and noncontrolling interest	7,077,556	(9,294,972)	11,175,875	(7,325,747)

Provision for income taxes	1,531,461	1,347,914	2,540,992	2,061,555
Recovery of deferred income taxes	(21,851)	-	(50,997)	-
Net income (loss)	5,567,946	(10,642,886)	8,685,880	(9,387,302)

Charge to noncontrolling interest	-	145,899	(14,229,043)	193,034

NET INCOME (LOSS) ATTRIBUTABLE TO CHINA HOUSING & LAND DEVELOPMENT, INC.	$5,567,946	$(10,496,987)	$(5,543,163)	$(9,194,268)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	33,065,386	30,932,745	32,824,416	30,913,359

Diluted	35,302,785	30,938,070	34,752,732	30,916,036

NET INCOME (LOSS) PER SHARE
Basic	$0.17	$(0.34)	$(0.17)	$(0.30)

Diluted	$0.13	$(0.34)	$(0.20)	$(0.30)
 The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Interim Condensed Consolidated Statements of Comprehensive Income (Loss)
For The Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

	3 Months	3 Months	6 Months	6 Months
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

NET INCOME (LOSS)	$5,567,946	$(10,642,886)	$8,685,880	$(9,387,302)

OTHER COMPREHENSIVE INCOME (LOSS)
Gain (loss) in foreign exchange	834,531	51,713	806,847	(311,420)

COMPREHENSIVE INCOME (LOSS)	6,402,477	(10,591,173)	9,492,727	(9,698,722)

Charge to noncontrolling interest	-	145,899	(14,229,043)	193,034

Comprehensive income (loss) attributable to China Housing & Land Development, Inc.	$6,402,477	$(10,445,274)	$(4,736,316)	$(9,505,688)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARIES

Interim Condensed Consolidated Statements of Cash Flows
For The Six Months Ended June 30, 2010 and 2009
(Unaudited)

	June 30,	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,685,880	$(9,387,302)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Bad debt recovery	-	(275,265)
Depreciation	593,498	315,026
Gain on disposal of property and equipment	(23,292)	(16,200)
Amortization of deferred financing costs	77,391	77,391
Recovery of future income taxes	(50,997)	-
Loss on extinguishment of debt	2,180,492	-
Change in fair value of embedded derivatives	(1,873,335)	5,712,578
Change in fair value of warrants	(2,797,264)	7,055,488
Accretion expense on convertible debt	675,108	577,986
Non-cash proceeds from sales	-	(23,804)
(Increase) decrease in assets:
Accounts receivable	(2,554,513)	(2,689,972)
Other receivable and prepaid expense	(1,529,450)	(838,539)
Real estate held for development or sale	4,205,242	(33,922,050)
Advances to suppliers	9,424,848	13,738
(Deposit) refund on land use rights	(24,680,429)	13,363,368
Deferred financing costs	(140,684)	-
Increase (decrease) in liabilities:
Accounts payable	(4,134,870)	3,205,445
Advances from customers	19,230,257	922,457
Accrued expense	5,615,440	790,270
Other payable	207,410	(3,191,392)
Income and other taxes payable	3,204,854	2,031,450
Accrued security registration expenses	-	1,206,742
Net cash provided by (used in) operating activities	16,315,586	(15,072,585)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(73,606)	52,887
Purchase of property and equipment	(970,673)	(478,557)
Notes receivable collected	-	149,549
Cash acquired from acquisition of business	2,179	519,309
Proceed from sale of property and equipment	-	194,006
Net cash (used in) provided by investing activities	(1,042,100)	437,194

CASH FLOWS FROM FINANCING ACTIVITIES:
Investment and advances from noncontrolling interest	-	267,605
Loans from bank	31,491,680	-
Payments on loans payable	(15,678,807)	(11,127,389)
Loans from or repayment to employees, net	1,956,931	670,493
Repayment of payables for acquisition of businesses	(2,022,431)	(2,533,242)
Proceeds from exercise of warrants	-	320,815
Net cash provided by (used in) financing activities	15,747,373	(12,401,718)

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	31,020,859	(27,037,109)

Effects on foreign currency exchange	432,272	(254,631)

CASH AND CASH EQUIVALENTS, beginning of period	36,863,216	37,425,340

CASH AND CASH EQUIVALENTS, end of period	$68,316,347	$10,133,600

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders' Equity
As of June 30, 2010 and December 31, 2009
(Unaudited)

	Common Stock		Common stock	Paid in	Statutory	Retained	Comprehensive	Noncontrolling
	Shares	Par Value	subscribed	capital	reserves	earnings	income	Interest	Totals

BALANCE, December 31, 2009	31,884,969	$31,885	$252,118	$35,461,706	$4,922,248	$39,895,179	$10,163,483	$28,371,468	$119,098,087
Common stock issued on exercise of stock options	62,014	62	(252,118)	252,056	-	-	-	-	-
Common stock issued for acquisition of Suodi	1,118,403	1,118	-	5,031,695	-	-	-	-	5,032,813
Non-controlling interest reclassified to mandatorily redeemable preferred stock	-	-	-	-	-	-	-	(28,371,468)	(28,371,468)
Net income	-	-	-			3,117,934			3,117,934
Charge to noncontolling interest	-	-	-	-	-	(14,229,043)	-	-	(14,229,043)
Foreign currency translation adjustment	-	-	-	-	-	-	(27,684)	-	(27,684)
BALANCE, March 31, 2010	33,065,386	33,065	-	40,745,457	4,922,248	28,784,070	10,135,799	-	84,620,639
Net income	-	-	-	-	-	5,567,946	-	-	5,567,946
Foreign currency translation adjustment	-	-	-	-	-	-	834,531	-	834,531
BALANCE, June 30, 2010	33,065,386	$33,065	$-	$40,745,457	$4,922,248	$34,352,016	$10,970,330	$-	$91,023,116

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

The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries, Xi'an Tsining Housing Development Company Inc. ("Tsining"), Xi'an New Land Development Co. ("New Land"), Manstate Assets Management Limited (“Manstate”), Xi’an Xinxing Property Management Co., Ltd. (“Xinxing Property”), Puhua (Xi’an) Real Estate Development Co., Ltd (“Puhua”) and Success Hill Investments Limited (“Success Hill”), Wayfast Holdings Limited (“Wayfast”), Clever Advance Limited (“Clever Advance”), Gracemind Holdings Limited (“Gracemind”), Treasure Asia Holdings Limited (Treasure Asia”), Suodi Co., Ltd. (“Suodi”) (see Note 2) and XinXing FangZhou Housing Development Co., Ltd. (“FangZhou”) (collectively, the "Subsidiaries"). FangZhou was incorporated on March 31, 2010 for future real estate development projects. All inter-company balances and transactions have been eliminated on consolidation. The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair statement of the Company's consolidated financial position as at June 30, 2010 and results of operations and cash flows for the periods ended June 30, 2010 and 2009. These adjustments consist of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

Accounting Principles Recently Adopted

In June 2009, the FASB issued FASB Accounting Standard Update (“ASU”) No. 2009-17, “Consolidations (Topic 810): Improvement to Financial Reporting by Enterprises Involved with Variable Interest Entities”. ASU No. 2009-17 eliminates certain scope exceptions previously permitted, provides additional guidance for determining whether an entity is a variable interest entity, and require companies to more frequently reassess whether they must consolidate variable interest entities. The changes also replace the previously required quantitative approach to determining the primary beneficiary of a variable interest entity with a requirement for an enterprise to perform a qualitative analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. The adoption on January 1, 2010 of this standard did not have a material effect on the Company’s unaudited consolidated financial statements, as the Company does not currently have any variable interest or interests that give it a controlling financial interest in a variable interest entity.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”. ASU No. 2010-06 amends existing disclosure requirements about fair value measurement and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements. ASU No. 2010-06 became effective for the Company on January 1, 2010. The adoption of this ASU did not have a material impact on the Company‘s unaudited interim condensed consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (ASC Topic 855) Amendments to Certain Recognition and Disclosure Requirements”.  ASU 2010-09 requires SEC filers to evaluate subsequent events through the date the financial statements are issued and removes the requirement to disclose a date in both issued and revised financial statements through which subsequent events were evaluated.   The Company adopted the pronouncement for the interim periods ending after March 31, 2010.  The adoption did not have a material effect on the Company’s financial position or results of operations.

Note 1 – Organization and Basis of Presentation

New Accounting Pronouncement Not Yet Adopted

In March 2010, the FASB issued ASU No. 2010-11, “Scope Exception Related to Embedded Credit Derivatives”. The provisions of ASU 2010-11 amend ASC Topic 815, “Derivatives and Hedging”, to provide clarification on the bifurcation scope exception for embedded credit derivative features. ASU 2010-11 is effective for interim and annual reporting periods beginning on July 1, 2010. The provision of ASU 2010-11 is not expected to have an impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010-13 “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades”. ASU 2010-13 updates ASC 718 to codify the consensus reached in EITF Issue No. 09-J, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades”. ASU 2010-13 clarifies that share-based payment awards with an exercise price denominated in the currency of a market in which a substantial portion of the underlying equity security trades should not be considered to meet the criteria requiring classification as a liability. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Early adoption is permitted. The provision of ASU 2010-13 is not expected to have an impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” which expands the disclosure requirements concerning the credit quality of an entity’s financing receivables and its allowance for credit losses. ASU 2010-20 is effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company does not expect the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

Foreign exchange rates used:
	June 30, 2010	December 31, 2009	June 30, 2009
Period end RMB/U.S. Dollar exchange rate	6.7815	6.8259	6.8302
Average RMB/U.S. Dollar exchange rate	6.8238	6.8307	6.8293

Reclassification

Certain reclassifications have been made to the prior periods’ financial statements to conform to the 2010 presentation. The effects of the reclassifications were not material to the Company’s unaudited interim condensed consolidated financial statements.

Note 2 – Acquisition

On January 15, 2010, Tsining signed an equity purchase agreement with the shareholders of Suodi and acquired 100% ownership of Suodi for a purchase price of $7,954,478 (approximately RMB 54.36 million). Suodi is engaged in land development in Xian’s rural area and Suodi’s only significant asset is a land use right to a track of land located in the rural area of Xian. The Company intends to develop the land held by Suodi.

Since the only significant asset acquired is the land use right for a piece of land and the Company did not retain any employees of Suodi, the acquired assets do not constitute a business and the acquisition is not a business combination. Therefore, the acquisition was accounted for as an asset acquisition and the purchase price was allocated to the identifiable assets and liabilities assumed based on their estimated fair values.

Purchase Price	$7,954,478
Value assigned to assets and liabilities:
Assets:
Cash	2,176
Land use right	10,232,932
Liabilities:
Due to original shareholders	103,083
Deferred tax liability related to the land use right acquired	2,177,547
Total net assets	$7,954,478

Note 2 – Acquisition

According to the purchase agreement, the operational control of Suodi passed to the Company effective January 15, 2010, and accordingly, the results of Suodi’s operations have been included in the Company’s condensed consolidated statement of income and other comprehensive income from that date.

The total purchase price included (1) an initial cash payment of $0.73 million (RMB 5 million) payable on January 20, 2010, (2) an issuance of 1,118,403 of the Company’s common stock which is valued at $5.03 million (RMB 34.36 million) based on a price per share of $4.50, the closing price of the Company’s common stock on Nasdaq on January 15, 2010, the day the acquisition of Suodi was closed, (3) an additional cash payment of $0.73 million (RMB 5 million) payable on March 30, 2010 and (4) a final cash payment of $1.46 million (RMB 10 million) payable on June 30, 2010.

As of June 30, 2010, the remaining balance under the agreement amounted to $737,300 (RMB 5 million) which is in arrears of the payment schedule (see Note 10). The Company is arranging the final payments with the original shareholders of Suodi.

Note 3 – Mandatorily Redeemable Preferred Stock and Noncontrolling Interest

On November 5, 2008, the Company and Prax Capital (“Prax”) entered into a joint venture agreement to develop 79 acres within China Housing’s Baqiao project located in Xi’an. Prax invested $29.3 million for a 25% interest in Puhua through obtaining 1,000 Class A shares of Success Hill (“Class A Shares”) with various distribution rights. Prax’s initial investments were recorded as noncontrolling interests in the consolidated financial statement.

During the first quarter of 2010, the Company proposed to redeem Prax’s 1000 Class A shares in Success Hill in order to fix the maximum return on Prax’s initial investment. Both parties then entered into Amended and Restated Shareholders’ Agreement on May 10, 2010. Effective January 1, 2010, the Company will redeem from Prax, and Prax agrees to, all Prax’s Class A Shares within three years by December 31, 2012 for a consideration of the USD equivalent of $84.39 million (RMB 576 million).

As Prax’s interest in the consolidated subsidiaries meet the definition of a mandatorily redeemable financial instrument, it is reported within liabilities as mandatorily redeemable noncontrolling interests in subsidiaries on the Company’s consolidated balance sheet and initially measured at the fair value of cash that would be due and payable to Prax under the Amended and Restated Shareholder agreement.

As at January 1, 2010, the Company recorded a liability of $42,600,511 reflecting the fair value of the redemption amount of Prax’s interest and eliminated the original noncontrolling interest in the equity on the consolidated balance sheet. The difference of $14,229,043 between the carrying value of the original noncontrolling interests and the fair value of redemption amount of Prax’s interest has been reflected as a charge to noncontrolling interests. Subsequently, the Company recorded accretion cost on these redeemable noncontrolling interests using the effective interest method based on effective interest rate of 45%. The related accretion cost incurred for the three and six months ended June 30, 2010 were $ 4,557,102 and $8,708,484, respectively (2009 - $Nil and $Nil) and was capitalized in real estate construction in progress.

Noncontrolling Interest
Noncontrolling interests at December 31, 2009	$28,371,468
Reclassify to mandatorily redeemable noncontrolling interests in subsidiaries	(28,371,468)
Noncontrolling interests at June 30, 2010	$-

Mandatory Redeemable Noncontrolling Interests in Subsidiaries
Mandatory redeemable noncontrolling interests in subsidiaries at December 31, 2009	$-
Initial fair value of mandatorily redeemable noncontrolling interests in subsidiaries	42,600,511
Capitalized accretion cost on mandatorily redeemable noncontrolling interests in subsidiaries	8,708,484
Difference in foreign exchange translation	261,849
Mandatorily redeemable noncontrolling interests in subsidiaries at June 30, 2010	$51,570,844

Note 3 – Mandatorily Redeemable Preferred Stock and Noncontrolling Interest

The mandatory redemption schedules are as follow:

Date
December 31, 2010	$29,492,000
December 31, 2011	29,492,000
December 25, 2012	25,952,960
Total	$84,936,960

Note 4 – Supplemental Disclosure of Cash Flow Information

Income taxes paid for the six months ended June 30, 2010 and 2009 amounted to $73,273 and $42,135, respectively. Interest paid for the six months ended June 30, 2010 and 2009 amounted to $5,926,071 and $2,008,308, respectively.

The following non-cash investing and financing activities are included in the interim condensed consolidated financial statements:

(1)	an issuance of 1,118,403 of the Company’s common stock which is valued at $5,032,813 in connection of the acquisition of Suodi (See Note 2)
(2)
In accordance with the Amended and Restated Shareholders’ Agreement with Prax, the Company reclassified Prax’s interest in the consolidated subsidiaries from noncontrolling interest in equity to liability and recorded $14,229,043, the difference between the carrying value of the original noncontrolling interest and the fair value of redemption amount, as a charge to the noncontrolling interest.

Note 5 – Other Receivables and Prepaid Expenses

Other receivables and prepaid expenses consisted of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Other receivable	$2,057,659	$1,222,028
Allowance for bad debts	(207,897)	(206,545)
Prepaid expenses	214,748	261,836
Prepaid other tax expenses	1,965,423	1,206,902
Other receivables and prepaid expenses	$4,029,933	$2,484,221

Note 6 – Real Estate Held for Development or Sale

The following summarizes the components of real estate inventories at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Finished projects	$12,216,090	$20,417,820
Construction in progress	97,539,194	82,585,709

Total real estate held for development or sale	$109,755,284	$103,003,529

Interest on debts and accretion costs on mandatorily redeemable noncontrolling interest in subsidiaries incurred by the Company for the three and six months ended June 30, 2010 was $6,106,626 and $12,103,413, respectively (June 30, 2009 - $1,194,478 and $2,392,335). The Company capitalized $ 5,698,060 in construction in progress during the three months ended June 30, 2010 (June 30, 2009 - $751,712), and the company capitalized $ 11,226,349 in construction in progress during the six months ended June 30, 2010 (June 30, 2009 - $1,611,491).

Note 7 – Property and Equipment

Property and equipment consisted of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Buildings and improvements	$6,271,062	$5,286,461
Income producing properties and improvements	10,549,686	11,095,868
Electronic equipment	391,778	330,218
Vehicles	440,785	425,099
Office furniture	192,528	182,309
Computer software	177,144	174,995
Totals	18,022,983	17,494,950
Accumulated depreciation	(2,739,771)	(2,187,472)
Property and equipment, net	$15,283,212	$15,307,478

Depreciation expense for the three months ended June 30, 2010 and 2009 amounted to $300,364 and $160,177, respectively. Depreciation expense for the six months ended June 30, 2010 and 2009 amounted to $593,498 and $315,026, respectively. The depreciation expense was included in the selling, general and administrative expenses.

Note 8 – Intangible Asset

Intangible assets consist of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Intangibles acquired	$47,620,518	$47,310,765
Accumulated amortization	(5,994,623)	(5,955,631)

Intangible assets, net	$41,625,895	$41,355,134

Amortization expense for the three and six months ended June 30, 2010 amounted to $Nil and $Nil, respectively (June 30, 2009 - $Nil and $4,360,003). The amortization expense was capitalized in the real estate construction in progress.

Note 9 – Accrued Expenses

	June 30, 2010	December 31, 2009
Accrued expenses	$1,698,881	$2,252,903
Accrued interest	807,267	3,334,934
Total	$2,506,148	$5,587,837

Note 10 – Payable for Acquisition of Businesses

	June 30, 2010	December 31, 2009
Payable to original shareholders of New Land (i)	$5,823,739	$5,916,354
Payable to original shareholders of Suodi (ii)	839,849	-
Total	$6,663,588	$5,916,354

(i)
The Company has unsecured loans payable to previous shareholders of New Land totaling to $4,761,133 at June 30, 2010 (December 31, 2009 - $4,860,661). The remaining balance pertains to additional loans made by these shareholders which was also due in December 2009. The loans bear interest at 10% per annum. Until such time as final payments are arranged, the loans remain outstanding and the Company continues to pay interest at 10% per annum.

(ii)
On January 15, 2010, the Company completed the acquisition of Suodi (see Note 2). The payable to original shareholders of Suodi represents the remaining balance under the acquisition agreement of $737,300 (RMB 5 million), and (2) $102,549 (RMB 695,439) due to original shareholders of Suodi assumed by the Company when acquiring Suodi.

Note 11 – Loans from Employees

The Company has borrowed monies from certain employees to fund the Company’s construction projects. These unsecured loans bear interest at rates ranging between 8% and 10% per annum and are available to all employees.

Included in these loans are loans from the Company’s President and an immediate family member of the President for $663,570 (December 31, 2009 - $Nil) and $1,041,068 (December 31, 2009 - $854,100), respectively.

Note 12 – Loans Payable

Loans payable represent amounts due to various banks. These loans generally can be renewed with the banks when they expire. Loans payable as of June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009

Xi'an Rural Credit Union Zao Yuan Rd. Branch
Due July 3, 2010, annual interest is at 8.496 percent, secured by the Company's Jun Jing Yuan I, Han Yuan and Xin Xing Tower projects	$2,949,200	$2,930,017

China Construction Bank, Xi'an Branch
Due August 27, 2011, annual interest is at a floating interest rate based on 110% of the People’s Bank of China prime rate, secured by the Company's Jun Jing Yuan II project	-	3,223,018
Due September 8, 2012, annual interest is at a floating interest rate based on 110% of the People’s Bank of China prime rate, secured by the Company's Jun Jing Yuan II project	-	12,452,571

Xinhua Trust Investments Ltd.
Due February 10, 2012, annual interest is at 10 percent, secured by the 24G project	22,119,000	-

Commercial Bank Weilai Branch
Due August 29, 2010, annual interest is at 10.21 percent, secured by the Company's Jun Jing Yuan I and XinXing Tower projects	5,161,100	5,127,528

Bank of Beijing, Xi’an Branch
Due December 10, 2012, annual interest is at the bank’s prime rate, secured by the PuHua project with a minimum repayment of $7.3 million required in 2011.	22,119,001	12,452,571

Total	$52,348,301	$36,185,705

All loans are used to finance construction projects. All interest paid was capitalized and allocated to various real estate construction projects.

Note 12 – Loans Payable

On June 28, 2008, the Company signed a strategic partnership Memorandum of Understanding (“MOU”) with China Construction Bank Xi’an Branch that established a RMB 1 billion (approximately US$147 million) credit line for real estate development by the Company and its subsidiaries. All loans from China Construction Bank Xi’an Branch were fully repaid as at June 30, 2010.

Under the MOU, the Company and its Subsidiaries are required to set up a basic deposit account with China Construction Bank, to maintain a current ratio of not less than 90% and to maintain liabilities to assets ratio of not greater than 65%. Due to the change of corporate structure of the Company, China Construction Bank Xi’an Branch has clarified the current ratio and liabilities to assets ratio calculations only include the financial information of Tsining and New Land. As of June 30, 2010, the current ratio was approximately 110.0%, and the liabilities to assets ratio was approximately 47.8%.

The loans payable balances were secured by certain of the Company’s real estate held for development or sales with a carrying value of $78,899,892 (December 31, 2009 - $91,657,685) and certain buildings and income producing properties and improvements with a carrying value of $9,576,104 at June 30, 2010 (December 31, 2009 - $9,738,804). The weighted average interest rate on loans payable as at June 30, 2010 was 8.0% (December 31, 2009 – 6.6%).

Note 13 – Fair Value of Financial Instruments

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of the measurement date, June 30, 2010, and the basis for that measurement, by level within the fair value hierarchy:

Fair Value Measurements Using	Assets/Liabilities
	Level 1	Level 2	Level3	At Fair Value
Warrants liability	-	$2,537,867	-	$2,537,867
Fair value of embedded derivatives	-	$4,037,264	-	$4,037,264
Total	-	$6,575,131	-	$6,575,131

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of the measurement date, December 31, 2009, and the basis for that measurement, by level within the fair value hierarchy:

Fair Value Measurements Using	Assets/Liabilities
	Level 1	Level 2	Level3	At Fair Value
Cash equivalents	$4,395,025	$-	$-	$4,395,025
Warrants liability	-	5,074,191	-	5,074,191
Fair value of embedded derivatives	-	3,991,047	-	3,991,047
Total	$4,395,025	$9,065,238	-	$13,460,263

Note 14 – Convertible Debt

On January 28, 2008, the Company issued Senior Secured Convertible Debt due in 2013 (the "Convertible Debt") and warrants to subscribe for common shares for an aggregate purchase price of $20 million. The Convertible Debt bears interest at 5% per annum (computed based on the actual days elapsed in a period of 360 days) of the RMB notional principle amount, payable quarterly in arrears in U.S. Dollars on the first business day of each calendar quarter and on the maturity date. In addition, 1,437,467 five-year warrants were granted with a strike price of $6.07 per common share and are callable if certain stock price thresholds are met. Approximately 215,620 warrants are also available as a management incentive if certain milestones are met. If the aggregate principal amount of the Convertible Debt is reduced to $10 million or less as a result of repayment by the Company or as a result of any optional conversion by the Investors or mandatory conversion by the Company of the Convertible Debt, then each Investor agrees to surrender to the Company warrants for an aggregate number of shares of common stock equal to such Investors’ pro rata share of 107,810 shares. If the aggregate principal amount of the Convertible Debt is reduced to $Nil as a result of repayment by the Company or as a result of any optional conversion by the Investors or mandatory conversion by the Company of the Convertible Debt, then each Investor agrees to surrender to the Company warrants in addition to the 107,810 warrants surrendered pursuant to the $10 million reduction noted above for an aggregate number of shares of common stock equal to such Investor’s pro rata share of 107,810 shares. The Company may hold in treasury and reissue to the officers and directors of the Company any warrants surrendered by the Investors. As of June 30, 2010, the Company did not repay any principle of Convertible Debt and the Investors did not deliver any optional conversion requests to the Company.

Note 14 – Convertible Debt

The Investors have the right to convert up to 45% ($9 million) of the principal amount of the Convertible Debt into common shares at an initial conversion price of $5.57, subject to an upward adjustment. The Company, at its discretion, may redeem the remaining non-convertible portion of Convertible Debt ($11 million) (the “Non-convertible Portion”) at 100% of the principle amount, plus any accrued and unpaid interest. The warrants associated with the Convertible Debt grant the Investors the right to acquire shares of common stock at $6.07 per share, subject to customary anti-dilution adjustments. The warrants may be exercised to purchase common stock at any time up to and including February 28, 2013.

On June 10, 2010, the Company and the Investors entered into an amendment (the “Amendment”), which grants investors the rights to convert the $11 million Non-convertible Portion of the Convertible Debt. The rights expire in 5 business days after the effective date that a registration statement is filed by the Company registering the shares to be issued on the conversion.

The warrants issued in 2008 were amended as well to permit the investors to exercise the warrants on a cashless basis and receive one common share for every two warrants held if the investor converts at least 55% of face amount of Convertible Debt held.

Upon entering the Amendment, certain investors have agreed to convert 55% of the aggregate face amount of debt to common shares and convert the warrants by receiving one common share for every two warrants held within 5 business days after the effective date of the registration statement filed by the Company.

Due to the substantive change of the conversion feature on the Non-convertible portion, the Amendment is treated as a debt extinguishment on the Non-convertible portion. The deemed proceeds of the revised $11 million Non-convertible Portion are allocated to the embedded derivative and to the cost associated with the change in the terms of the outstanding warrants. The remaining proceeds were then allocated to the carrying value of the convertible debt.

For the three and six months ended June 30, 2010, the Company recorded a loss on extinguishment of debt of $2,180,492, which consists of:

	Immediately before the Amendment date of June 10, 2010	Immediately after the Amendment date of June 10, 2010	Loss on extinguishment of debt recognized
Fair value of warrants liability	$1,370,585	$1,631,525	$260,940
Fair value of embedded derivatives	1,570,542	3,490,094	1,919,552
Total	$2,941,127	$5,121,619	$2,180,492

The fair value of warrants and embedded derivatives immediately before and after the Amendment date were calculated using the Cox-Ross-Rubinstein Binomial Lattice Model (the “CRR Model”) with the following assumptions:

Expected life	2.64 - 2.72 years
Expected volatility	105%
Risk-free interest rate	1.10 - 1.14%
Dividend yield	0%

The fair value change on the debt portion is not material. There is no gain or loss on extinguishment of debt for the three and six months ended June 30, 2009.

The Convertible Debt is secured by a first priority, perfected security interest in certain shares of common stock of Lu Pingji, the Chairman of the Company. The Convertible Debt is subject to events of default customary for convertible securities and for a secured financing.

Note 14 – Convertible Debt

Both the warrant and embedded conversion option associated with the Convertible Debt meet the definition of a derivative instrument according to the standard, ”Accounting for Derivative Instruments and Hedging Activities”.  Because the warrant and the convertible debt are denominated in U.S. dollars but the Company’s functional currency is the Chinese RMB, the exemption from derivative instrument accounting provided by the standard is not available and therefore the warrant and embedded conversion option are recorded as a derivative instrument liability and periodically marked-to-market. The fair value of the warrants and embedded conversion option at June 30, 2010 were determined to be of $1,667,462 and $4,037,264, respectively (December 31, 2009 - $3,507,000 and $3,991,047), using the CRR Model with the following assumption:

	June 30, 2010	December 31, 2009
Expected life	2.58 - 2.67 years	3.08 – 3.16 years
Expected volatility	105%	105%
Risk-free interest rate	0.84 - 0.87%	1.74% - 1.78%
Dividend yield	0%	0%

For the three months ended June 30, 2010, the Company recorded a decrease in fair value for the warrants and embedded derivatives of $2,242,663 and $1,307,129, respectively (June 30, 2009 – increase of $7,222,727 and $5,836,616). For the six months ended June 30, 2010, the Company recorded a decrease in fair value for the warrants and embedded derivatives of $2,797,264 and $1,873,335 respectively (June 30, 2009 – increase of $7,055,488 and $5,712,578), in the unaudited condensed consolidated statement of income (loss).

The carrying value of the Convertible Debt is accreted to its stated amount on maturity using the effective interest method. The effective interest rate was determined to be 15.42%. The carrying value of Convertible Debt on June 30, 2010 was $15,510,095 (December 31, 2009 - $14,834,987). Related interest expense and accretion expense for the three months ended June 30, 2010 were $263,671 and $345,926, respectively (June 30, 2009 - $266,311 and $296,164), and for the six months ended June 30, 2010 were $527,099 and $675,108, respectively (June 30, 2009 - $529,674 and $577,986).

Note 15 – Shareholders' Equity

Common stock

1.
As at December 31, 2009, the Company has accrued $252,118 of stock-based compensation to the former CFO and directors as common stock subscribed. A total of 62,014 common shares were issued on January 19, 2010.

2.
The company issued 1,118,403 common shares for the acquisition of Suodi (See Note 2). The shares were valued at $5.03 million (RMB 34.36 million) based on a price per share of $4.5, the closing price of the Company’s common stock on Nasdaq on January 15, 2010, the day the acquisition of Suodi closed.

Warrants

Pursuant to accounting guidance, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in a Company's Own Stock", the warrants issued contain a provision permitting the holder to demand payment based on a valuation in certain circumstances. Therefore, the Company recorded the warrants issued through private placements in 2007 as a liability at their fair value on the date of grant and then revalued them to $870,405 at June 30, 2010 (December 31, 2009 - $1,567,191) using the CRR Binomial Lattice Model with the following assumptions:

	June 30, 2010	December 31, 2009
Expected life	1.86 years	2.36 years
Expected volatility	105%	105%
Risk-free interest rate	0.57%	1.33%
Dividend yield	0%	0%

The gain from the change in fair value of warrants for the three months ended June 30, 2010 was $650,117 (June 30, 2009 – loss of $2,078,266), and the gain for the six months ended June 30, 2010 were $696,786 (June 30, 2009 – loss of $2,015,767).

Note 15 – Shareholders' Equity

Including the fair value of warrants associated with the convertible debenture (see Note 14), the total warrant liability as at June 30, 2010 was $2,537,867 (December 31, 2009 - $5,074,191). The total gain from the change in fair value of warrants for the three months ended June 30, 2010 was $2,242,663 (June 30, 2009 – loss of $7,222,727). The total gain from the change in fair value of warrants for the six months ended June 30, 2010 was $2,797,264 (June 30, 2009 – loss of $7,055,488).

The following is a summary of the warrant activity:

	Number of Warrants Outstanding	Weighted Average Exercise Price

December 31, 2009	3,976,883	$5.07
Exercised	-	-
Expired	-	-
June 30, 2010	3,976,883	$5.07

The following summarizes the weighted-average information about the outstanding warrants as at June 30, 2010:

	Outstanding Warrants
Exercise Price	Number	Average Remaining Contractual Life

$4.50	2,539,416	1.86 years
$6.07	1,437,467	2.67 years
$5.07	3,976,883	2.15 years

Note 16 – Other Income

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Interest income	$61,547	$37,082	$178,093	$40,879
Government reimbursement of infrastructure cost	-	637,024	-	953,290
Rental income	530,038	120,948	840,938	205,604
Income from property management services	722,034	588,558	1,363,310	1,168,952
Gain on disposal of fixed assets and inventory	23,292	-	23,292	16,945
Miscellaneous income	36,498	151,281	149,629	151,281
	$1,373,409	$1,534,893	$2,555,262	$2,536,951

 Note 17 – Earnings (Loss) per Share

Earnings per share for the three and six months ended June 31, 2010, and 2009 were determined by dividing net income (loss) attributable to China Housing & Land Development, Inc. for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

	3 months	3 months	6 months	6 months
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Numerator
Net income (loss) attributable to China Housing & Land Development, Inc. – basic	$5,567,946	$(10,496,987)	$(5,543,163)	$(9,194,268)
Effect of dilutive securities
Warrants	35,937	-	35,937	-
Convertible debt	(1,107,556)	-	(1,525,630)	-
Income (loss) attributable to China Housing & Land Development, Inc. – diluted	$4,496,327	$(10,496,987)	$(7,032,856)	$(9,194,268)
Denominator
Weighted average shares outstanding – basic	33,065,386	30,932,745	32,824,416	30,913,359
Effect of dilutive securities
Warrants	165,862	5,325	83,389	2,677
Convertible debt	2,071,537	-	1,844,927	-
Weighted average shares outstanding – diluted	35,302,785	30,938,070	34,752,732	30,916,036
Earnings per share
Basic earnings (loss) per share	$0.17	$(0.34)	$(0.17)	$(0.30)
Diluted earnings (loss) per share	$0.13	$(0.34)	$(0.20)	$(0.30)

Note 18 – Commitments and Contingencies

The Company leases part of its office and hotel space under various operating lease agreements with expiry dates between year 2010 and 2019.

The Company entered into a consulting service contract with a third party. The contract has a set payment schedule which will be realized in less than a year.

The Company also had two land use rights with unpaid balances of approximately $0.9 million and $2.6 million. The balances are not due until the vendor removes the existing building on the land and changes the zoning status of the land use right certificate. Based on the current condition, the Company estimates that the balances will be paid in two years.

All future payments required under the various agreements are summarized below.

	Payment due by period
Commitments and Contingencies	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	After 5 years

Operating lease	$840,160	$178,858	$121,685	$77,088	$77,088	$77,088	$308,353
Consulting contract	276,488	276,488	-	-	-	-	-
Land use right	3,539,040	928,998	2,610,042
Total	$4,655,688	$1,384,344	$2,731,727	$77,088	$77,088	$77,088	$308,353

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

The unaudited interim condensed consolidated financial statements are based on accounting principles that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Annual Report”). They do not include certain footnote disclosures and financial information normally included in annual consolidated financial statements prepared in accordance with GAAP and, therefore, should be read in conjunction with the audited consolidated financial statements and notes included in the Company's 2009 Annual Report.

Warrants and derivative liability

As of June 30, 2010, the Company has approximately $2.5 million of warrants liability and $4.0 million of fair value of embedded derivatives on the balance sheet, representing approximately1.1% and 1.8% of the total liabilities, respectively.

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

During the three months ended June 30, 2010, our common stock price experienced fluctuations with the price decreasing from $3.80 on April 1, 2010 to $2.32 on June 30, 2010. The decrease in stock price caused a decrease in fair value for warrants liability and embedded derivatives. As a result, we recognized approximately $2.0 million as a change in fair value of warrants and $1.8 million as a change in fair value of embedded derivatives, which are all non-cash gains.

The following table summarizes the fair value of warrant liability and embedded derivative as at various periods.

	June 30, 2010	December 31, 2009

Fair value of warrants liability	$2,537,867	$5,074,191
Fair value of embedded derivatives	$4,037,264	$3,991,047

The following tables summarize all the warrants and conversion option outstanding and the assumptions used for their valuations as of June 30, 2010 and December 31, 2009.

Investor Warrants:	6/30/2010	12/31/2009
Strike price	6.07	6.07
Market price	2.32	4.13
Valuation date	6/30/2010	12/31/2009
Expiry date	2/28/2013	2/28/2013
Volatility	105.00%	105.00%
Risk free rate	0.87%	1.78%
Option value	0.96604	2.43971

# of warrants	1,437,467	1,437,467

Value	1,667,462	3,507,000

Investor Warrants: 5-7-2007	6/30/2010	12/31/2009
Strike price	4.50	4.50
Market price	2.32	4.13
Valuation date	6/30/2010	12/31/2009
Expiry date	5/9/2012	5/9/2012
Vlolatility	105.00%	105.00%
Risk free rate	0.57%	1.33%

Option value	0.86160	0.61711

# of warrants	2,539,416	2,539,416

Value	870,306	1,567,092

Conversion Option Valuation:	6/30/2010	12/31/2009
Strike price	5.57	5.57
Market price	2.32	4.13
Valuation date	6/30/2010	12/31/2009
Expiry date	1/28/2013	1/28/2013
Volatility	105.00%	105.00%
Risk free rate	0.84%	1.74%
Option value	1.12438	2.47002

Host Value – principal	20,000,000	9,000,000
Host Value – interest	0	0

Shares issuable on conversion	3,590,664	1,615,799

Option value – principal	4,037,264	3,991,047

Derivative value	4,037,264	3,991,047

The increase of shares issuable on conversion is due to that the Company and the Investors entered into an amendment (the “Amendment”), which grants investors the rights to convert the $11 million Non-convertible Portion of the Convertible Debt on June 10, 2010. Please refer to Note 14 to Financial Statements for detailed information.

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

When real estate costs are determined to be impaired, they are written down to their estimated net realizable value. The Company evaluates the carrying value for impairment based on the undiscounted future cash flows of the assets. Write-downs of real estate costs deemed impaired are recorded as adjustments to the cost basis. There has been no impairment on real estate inventories and no impairment loss has been recorded for the three months ended June 30, 2010 and 2009.

The following summarizes the components of real estate inventories as at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Finished projects	$12,216,090	$20,417,820
Construction in progress	97,539,194	82,585,709

Total real estate held for development or sale	$109,755,284	$103,003,529

Intangible asset

The Company’s intangible asset is related to the exclusive rights to develop 487 acres of land in the Baqiao area acquired in 2007. The Company believes that the cooperation agreement with Baqiao District Government will be extended after June 2011. Based on the prevailing market condition in Xi’an city we concluded that there is no impairment.

According to the agreement with Baqiao District Government, at the beginning of each year, the Company will prepare the annual work plan and have it approved by Baqiao District Government. The annual work plan will include the detailed projects that will be started during that year and the Baqiao District Government is responsible for the land clearance. Due to the delay of land clearance progress, certain scheduled projects have been postponed. The Baqiao District Government acknowledged the delay and informed us of their intention to extend the agreement. Currently, we have 389 acres of land undeveloped and $41.6 million in intangible assets. If there’s any event that leads the Company to believe it’s unlikely to extend the agreement, we will assess the impairment of the intangible asset and write off the intangible asset from our balance sheet.

As of June 30, 2010 and December 31, 2009, intangible asset consists of the following:

	June 30, 2010	December 31, 2009
Intangible acquired	$47,620,518	$47,310,765
Accumulated amortization	(5,994,623)	(5,955,631)

Intangible assets, net	$41,625,895	$41,355,134

The Company evaluates its intangible assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Based on the estimated future cash flows, the Company records a write-down for impairments, if appropriate. For the three months ended June 30, 2010 and 2009, the Company has recorded $0 of impairment on this intangible asset.

The Company amortized the intangible asset based on the percentage of the profit margin realized over the total expected profit margin to be realized from the 487 acre land in the Baqiao project. Amortization expense for the three months ended June 30, 2010 and 2009 amounted to $0 and $0, respectively. Amortization for the six months ended June 30, 2010 and 2009 amounted to $0 and $4,360,003, respectively. The amortization for the six months ended June 30, 2009 was due to the acquisition of land for the Puhua project. The amortization was capitalized in the real estate construction in progress.

Management re-evaluated the expected profit margin from the 487 acres of land regularly and recalculated the intangible amortization related to the 2007 land sales and the 2009 land acquired based on the new estimate.

Deposits on land use rights

	June 30, 2010	December 31, 2009

Deposits on land use rights	53,114,051	28,084,346

The increase in Deposits on land use rights was mainly due to the deposits the Company paid for land use rights for JunJing III, Park Plaza, and Golden Bay project during the second quarter of 2010.

The Company conducts regular reviews of the deposits on land use right. After review and assessment, the Company concluded that there was no significant decrease in the market price and therefore no impairment write-down was required. According to E House (China) Real Estate Research Institute the average residential sale price in Xi’an city was stable in the fiscal quarter ended June 30, 2010. The average sale price increased to 5,862 RMB per square meter (approximately US$ 859 per square meter) from 5,531 RMB (approximately US$ 811 per square meter) in the first quarter 2010, representing about 6.0% quarter-over-quarter.

Material trends and uncertainties that may impact continuing operations

Changes in national and regional economic conditions, as well as in areas where we conduct our operations and where prospective purchasers of our homes live, may result in more caution on the part of homebuyers resulting in fewer home purchases. According to data from the Xi’an Bureau of Statistics, Xi’an city’s real estate transaction volume (in terms of sq. meter signed) increased about 5.4% in the second quarter of 2010 compared to the same period of 2009. All our projects are currently in Xi’an city. During the second quarter of 2010, our revenue generated from the sale of properties increased approximately 66.3% over same period of 2009.

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

As of June 30, 2010, we had $68,316,347 of cash and cash equivalents, compared to $36,863,216 as of December 31, 2009, an increase of $31,453,131.

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

By leveraging its background and capabilities, the Company has been able to capitalize on the supply of available land to develop residential and commercial properties, further increase its brand recognition and outperform its competitors in the development of medium sized residential and commercial real estate projects in greater Xi'an.

The Company is the leading non-government middle-and-upper income residential real estate development company in Xi'an.

Our Property Projects

We provide three fundamental types of real estate development products:

▪	High-rise apartment buildings, typically 19 to 33 stories, usually constructed of steel-reinforced concrete that are completed within approximately 24 months of securing all required permits.

▪	Mid-rise apartment buildings, typically 7 to 18 stories, usually constructed of steel-reinforced concrete that are completed within 12 to 18 months of securing all required permits.

▪	Low-rise apartment buildings and villas, typically 2 to 6 stories, often constructed of steel-reinforced concrete that are completed within approximately 12 months of securing all required permits.

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

▪	Projects under construction, where the building construction has started but has not yet been completed; and

▪	Completed projects with units available for sale, where the construction has been finished and most of the units in the buildings have been sold or leased.

  Projects under construction

Project name	Type of Projects	Actual or Estimated Construction Period	Actual or Estimated Pre- sale Commencement Date	Total Site Area (m2)	Total GFA (m2)	Sold GFA by June 30, 2010 (m2)
JunJing II Phase Two	Multi-Family residential & Commercial	Q2/2009 - Q2/2011	Q3/2009	29,800	112,556	104,947
Puhua Project	Multi-Family residential & Commercial	Q2/2009 - Q3/2014	Q4/2009	192,582	640,000	67,883

Project name	Total Number of Units	Number of Units sold by June 30, 2010	Estimated Revenue ($ million)	Contract Revenue by June 30, 2010 ($ million)	Recognized Revenue by June 30, 2010 ($ million)
JunJing II Phase Two	1,015	914	93.4	80.4	62.9
Puhua Project	5,000	531	700.0	46.3	20.4

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

The construction of Phase Two commenced in the fourth quarter of 2009 and pre-sales started within the same quarter. As of June 30, 2010, the contract revenue for Phase Two was $ 80.4 million, of which we have recognized $ 62.9 million in revenues. Revenue will continue to be recognized as the construction progresses.

Puhua: The Puhua project, the Company’s 79 acre joint venture located in the Baqiao project, has a total land area of 192,582 square meters and an expected gross floor area of approximately 640,000 square meters. In November 2008, the Company entered into an agreement with Prax Capital China Real Estate Fund I, Ltd., to form a joint venture. The joint venture was formed in late 2008, subject to certain conditions and approvals, which have been satisfied. Prax Capital Real Estate Holdings Limited invested US$29.3 million. The joint venture acquired the land use rights early in the second quarter of 2009.

The construction of the Puhua project began in June 2009. The whole project, which consists of four phases, is expected to be completed in the third quarter of 2014, with estimated revenues of $700 million. The Company began accepting pre-sale contracts for units in the Puhua Phase One project on October 24th, 2009. As of June 30, 2010, the contract revenue for Puhua project is $46.3 million, of which we have recognized $20.4 million.

Projects under planning and in process

Project name	Type of Projects	Estimated Construction Period	Estimated Pre- sale Commencement Date	Total Site Area (m2)	Total GFA (m2)	Total Number of Units
Baqiao New Development Zone	Land Development	2009 - 2020	N/A	N/A	N/A	N/A
JunJing III	Multi-Family residential & Commercial	Q3/2010 - Q3/2012	Q3/2010	7,510	47,153	434
Park Plaza	Multi-Family residential & Commercial	Q4/2010 - Q4/2014	Q4/2010	44,250	180,000	2,000
Golden Bay	Multi-Family residential & Commercial	Q4/2010 - Q4/2014	Q2/2011	146,099	378,887	N/A

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

Xi’an has designated the Baqiao District as a major resettlement zone in which the city expects 900,000 middle to upper income inhabitants to settle. The Xi’an government intends to create a successful development comparable to the development of Pudong in Shanghai which has resulted in new economic opportunities and provided housing for Shanghai’s growing population.

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

JunJing III: JunJing III is near our JunJing II project and the city expressway. It has an expected total gross floor area of approximately 7,501 square meters. The project will consist of 3 high rise buildings, each 28 to 30 stories high. The project is targeting middle to high income customers who require a high quality living environment with convenient transportation to the city center. We plan to start construction during the third quarter of 2010 and expect pre-sales to begin during the third quarter of 2010. The total estimated revenues from this project are approximately $46 million.

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

 Completed Projects with units available for sale

Project name	Type of Projects	Completion Date	Total Site Area (m2)	Total GFA (m2)	Total Number of Units	Number of Units sold by June 30, 2010
JunJing II Phase One	Multi-Family residential & Commercial	Q4/2009	39,524	136,012	1,182	1,162
Tsining Home IN	Multi-Family residential & Commercial	Q4/2003	8,483	30,072	215	213
Tsining-24G	Hotel, Commercial	Q2/2006	8,227	43,563	773	749
JunJing I	Multi-Family residential & Commercial	Q3/2006	55,588	167,931	1,671	1,642

JunJing II Phase One: JunJing II Phase One consists of 13 residential buildings and 3 auxiliary buildings, including one kindergarten, with a gross floor area of about 136,012 square meters. As of June 31, 2010, JunJing II Phase One has contributed approximately $80 million in revenues. By June 30, 2010, we had sold approximately 1,162 units in the project, which accounts for about 98.3% of all available units totaling approximately 133,428 square meters, about 93.7% of available GFA. This project was delivered to customers at the end of October, 2009.

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

CONSOLIDATED OPERATING RESULTS

Three Months Ended June 30, 2010 Compared With Three Months Ended June 30, 2009

Revenues

Our revenues are mainly derived from the sale of residential and commercial units and buildings, infrastructure work we perform for the local government and land development projects in the Baqiao area.

In the second quarter of 2010, most of our revenues came from Tsining JunJing II Phases Two and Puhua Project. JunJing II Phase Two consists of 12 buildings, mainly middle and high rises, and began to accept pre-sale contracts in the second quarter 2009. Puhua Phase One consists of 7 garden houses, 2 mid-rises and 4 high-rises buildings with total expected revenues of approximately $116.2 million. We officially started the pre-sales in the fourth quarter of 2009 and we recognized approximately $8.9 million in the second quarter of 2010.

	Three months	Three months
	ended	ended
Revenues by project:	June 30, 2010	June 30, 2009
US dollars
Project Under Construction
Tsining JunJing II Phase One (Under construction on June 30, 2009)	$-	$20,020,967
Tsining JunJing II Phase Two	21,855,313	960,096
Puhua Project	8,887,590	-
	-
Projects Completed	-
Tsining JunJing II Phase One	3,135,381
Tsining JunJing I	1,077,115	(1,018,606)
Tsining-24G	110,835	1,018,023
Tsining Gang Wan	94,361	-
Tsining In Home	59,791	-
Additional Project		200,460
	$35,220,386	$21,180,940

Revenues from the sale of properties
The revenues from the sale of properties in the three months ended June 30, 2010 increased 66.3 percent to $35,220,386 from $21,180,940 in the same period of 2009. The increase was primarily due to the increased revenue from Tsining JunJing II Phase One and Phase Two projects and Puhua Project, with its pre-sale started in the fourth quarter of 2009, which contributed additional revenues, compared with the same period in 2009.

The following table summarizes details of our most significant projects:

	3 Months Ended		3 Months Ended
Revenues by project:	June 30, 2010		June 30, 2009
US$
Project Under Construction			-
Puhua Project contract sale	$$14,582,861		-
Revenue	8,887,590		-
Total gross floor area (GFA) available for sale	640,000		-
GFA sold during the period	18,013		-
Remaining GFA available for sale	572,117		-
Phase one percentage of completion	46%		-
Percentage GFA sold during the period	2.8%		-
Percentage GFA sold to date	10.6%		-
Average sales price per GFA	810

Tsining JunJing II Phase Two contract sales	19,348,964		1,908,095
Revenue	21,855,313		960,096
Total gross floor area (GFA) available for sale	112,556		112,556
GFA sold during the period	23,199		2,456
Remaining GFA available for sale	7,609		110,100
Percentage of completion	81%		38%
Percentage GFA sold during the period	21%		2%
Percentage GFA sold to date	93%		2%
Average sales price per GFA	834		777
Tsining JunJing II Phase One contract sales (Under construction on June 30, 2009)		-	18,100,057
Revenue	-		20,020,967
Total gross floor area (GFA) available for sale	-		136,012
GFA sold during the period	-		28,367
Remaining GFA available for sale	-		31,350
Percentage of completion	-		81%
Percentage GFA sold during the period	-		20.9%
Percentage GFA sold to date	-		77.0%
Average sales price per GFA	-		638

Revenues from projects under construction

Tsining JunJing II Phase Two

Tsining JunJing II Phase Two consists of 12 middle-rise and high-rise buildings with total expected revenues of approximately $93.4 million. We started the pre-sales for JunJing II Phase Two in the second quarter of 2009. During the three months ended June 30, 2010, our contract sales totaled $ 19.3 million sales for 164 units and we were able to recognized revenue of approximately $21.9 million due to the percentage of completion method.

Puhua Phase One and Phase Two

Puhua Phase One consists of 7 garden houses, 2 mid-rises and 4 high-rises buildings with total expected revenues of approximately $116.2 million. Puhua Phase Two consists of 11 mid-rises and high-rises. The pre-sale of Phase One began in the fourth quarter of 2009 while the pre-sale of Phase Two started in the second quarter of 2010. During the second quarter of 2010, we were able to secure $ 14.6 million in contract sales and we recognized revenue of approximately $8.9 million.

Please note that the method of percentage of completion was utilized to recognize revenue from January 1, 2008. Only revenue recognition of Tsining JunJing II and Puhua Project is under this method. The percentages of completion of the construction for each building as at June 30, 2010 are shown below:

Tsining JunJing II Phase two Buildings	Percentage of Completion
10#	86.61%
11#	88.41%
12#	76.64%
13#	88.66%
16#	83.37%
17#	86.22%
18#	77.60%
19#	84.09%
22#	75.38%
23#	73.63%
24#	74.83%
25#	71.76%

Puhua Phase one	Percentage of Completion
1#	44.09%
2#	79.16%
3#	30.44%
4#	64.27%
5#	38.07%
6#	51.26%
7#	29.24%
8#	47.47%
9#	43.54%
10#	44.64%
11#	26.75%
12#	42.43%
13#	38.20%

Puhua Phase two	Percentage of Completion
14#	23.62%
15#	23.06%
16#	26.11%
17#	28.38%
18#	23.62%
19#	23.06%
20#	24.40%
21#	22.97%
22#	23.29%
23#	23.06%
24#	23.06%

The above are all the buildings under pre-sale in JunJing II Phase Two, Puhua Phase One, and Phase Two.

Revenues from projects completed

The revenue from completed projects totaled $4,477,483 for the three months ended June 30, 2010, compared to $199,877 during same period of 2009. The increase was mainly due to the completion of JunJing II Phase One which was reclassified to completed projects during fourth quarter of fiscal 2009.

Other income

Other income includes property management fees, rental income, revenues from the disposal of fixed assets as well as government’s allowance for the equivalent cost of interest on the Company’s investments required to support infrastructure construction, continued river management and suburban planning for the entire Baqiao high-technology industrial park. We recognized $1,373,409 in other income for the three months ended June 30, 2010 compared with $1,420,979 in the same period of 2009. The 3.3 percent decrease can be explained by the following table which summarizes the breakdown of the other income and their changes during the three months ended June 30, 2010 and 2009:

	For the three months ended
	June 30,	June 30,
	2010	2009
Interest income	$61,547	$37,082
Government reimbursement of infrastructure cost (1)	-	637,024
Rental income, net (2)	530,038	120,948
Other non-operating income (3)	722,034	588,558
Gain on disposal of fixed assets and inventory	23,292	-
Miscellaneous income	36,498	151,281
Total	$1,373,409	$1,534,893

(1)	There is no more government reimbursement of infrastructure cost in year 2010.

(2)	The increase of rental income is due to additional rental contract signed and collected during the period.

(3)	The increase is due to property management fees of additional project (JunJing II Phase I).

Cost of properties and land

The cost of properties and land in the three months ended June 30, 2010 increased 71.1 percent to $25,691,338 compared with $15,016,997 in the same period of 2009. The increase was primarily a result of the increased sales in our current selling projects, mainly JunJing II Phase Two and Puhua project.

Gross profit and profit margin

Gross profit for the three months ended June 30, 2010 was $10,325,603, representing an increase of 43.3 percent from $7,207,449 in the same period of 2009. The gross profit margin for the three months ended June 30, 2010 was 28.2 percent compared with 31.7 percent in the same period of 2009 and 19.3 percent in the first quarter of 2010. Due to the increased sales of Jun Jing II Phase Two and Puhua project, gross profit was increased as a result of increased revenue. Our gross margin decreased 3.5 percent compared with same period in 2009 because we had significant parking spot sales which only had 10% margin.  The gross margin increased 8.9 percent compared with  first quarter of fiscal 2010, as we sold much fewer parking lots, which only had 3% to 6% margin during  the first quarter of fiscal 2010 (the margin increased to 10% in the second quarter of fiscal 2010).

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) for the three months ended June 30, 2010 increased 93.4 percent to $3,758,565 from $1,942,946 in the same period of 2009. The increase in SG&A is associated with the increased sales and increased projects compared with the same period of 2009. The increased SG&A mainly include marketing and travel expenses associated with Puhua project, as we started our marketing road show in other provinces in Western China. The initiation of JunJing III also increased administrative and marketing expenses. SG&A accounted to 10.3 percent of total revenue in the second quarter of 2010 compared to 8.6 percent for the same period in 2009.

Stock-based compensation

We had no stock-based compensation incurred during the second quarter of 2010 and 2009.

Other expenses

Other expenses consist mainly of late delivery settlements and maintenance costs. Other expenses in the three months ended June 30, 2010 decreased 56.5 percent to $65,381 compared with $150,327 in the same period of 2009 primarily due to cancellation of the accounts written off by Planning Bureau and reduction of the amount of compensation of Tsining 24G because of the compensation for minor area difference when the units were delivered to customers.

Operating profit and operating profit margin

Operating profit is defined as gross profit minus selling, general and administrative expenses, stock-based compensation, security registration expenses and other expenses. Operating profit in the three months ended June 30, 2010 was $5,708,256 compared with $3,764,371 operating profit in the same period of 2009, primarily due to the higher revenues generated by Tsining JunJing II Phase Two and Puhua project. As a result, the operating profit margin was 15.6 percent for the second quarter of 2010 compared with 16.6 percent for the same period of 2009 which was in line with our business model. Operating profit margin recovered from 8.9% in the first quarter of 2010, mainly due to significantly decreased sales of the parking lots of Junjing II phase one and Junjing I which negatively impacted operating profit margin.

Interest expense

Interest expense in the three months ended June 30, 2010 increased 0.13 percent to $447,475 from $446,899 in the same period of 2009. This is primarily due to the increase of employee loan interest.

Amendment to the Convertible Debt and Warrants Issued on January 28, 2008

In order to reduce our outstanding debt and interest payment, we reached an agreement with the investors to retire US$11 million of non convertible portion of the US$20 million 5% Senior Secured Convertible Notes, which were issued to the investors in January 2008, thus making the US$ 11 million non-convertible portion now convertible. The investors also agreed to exercise all their outstanding warrants associated with the 5% Senior Secured Convertible Notes once a new registration statement covering the US$ 11 million Convertible Notes is declared effective by the Securities and Exchange Commission.

On June 10, 2010, the Company and the investors entered into an amendment (the “Amendment”), which grants the investors the rights to convert the $11 million Non-convertible Portion of the Convertible Notes. The rights expire in 5 business days after the effective date that a registration statement is filed by the Company registering the shares underlying  the Notes.

The warrants issued in 2008 were amended as well to permit the investors to exercise the warrants on a new provision (in addition to the original cashless exercise provision) to receive one common share for every two warrants held if the investor converts at least 55% of face amount of Convertible Notes held.

In addition, certain investors have agreed to convert 55% of the aggregate face amount of notes to common shares within 5 business days after the effective date of the registration statement filed by the Company. If the investors fail to convert at least 55% of the aggregate amount of the notes, then this provision lapses and this portion of notes becomes non-convertible and revert back to the terms as if the Amendment did not occur.

Due to the substantive change of the conversion feature on the Non-convertible Portion, the Amendment is treated as a debt extinguishment on the Non-convertible portion. The deemed proceeds of the revised $11 million Non-convertible Portion are allocated to the embedded derivative and to the cost associated with the change in the terms of the outstanding warrants. The remaining proceeds were then allocated to the carrying value of the convertible debt.

For the three and six months ended June 30, 2010, the Company recorded a loss on extinguishment of debt of $2,180,492, which consists of:

	Immediately before the Amendment date of June 10, 2010	Immediately after the Amendment date of June 10, 2010	Loss on extinguishment of debt recognized
Fair value of warrants liability	$1,370,585	$1,631,525	$260,940
Fair value of embedded derivatives	1,570,542	3,490,094	1,919,552
Total	$2,941,127	$5,121,619	$2,180,492

The fair value of the warrants and embedded derivatives immediately before and after the Amendment date were calculated using the Cox-Ross-Rubinstein Binomial Lattice Model (the “CRR Model”) with the following assumptions:

Expected life	2.64 - 2.72 years
Expected volatility	105%
Risk-free interest rate	1.10 - 1.14%
Dividend yield	0%

The fair value change on the debt portion is not material. There is no gain or loss on extinguishment of debt for the three and six months ended June 30, 2009.

Change in fair value of embedded derivative

The embedded derivative is related to the Company’s $20 million Convertible Debt offering completed in January 2008. The change in the fair value of embedded derivatives was a periodic adjustment to the estimated cost to the Company which was provided by the Cox-Ross-Rubinstein Binomial Lattice valuation model (CRR model)

The CRR model depends on the following assumptions: the Company’s common stock price underlying the warrants; strike price; conversion price; expected life; expected volatility; risk free interest rate; and dividend rate. During the second quarter of 2010, our common stock price experienced large fluctuations with the price decreasing from $3.76 on 1 April, 2010 to $2.32 on June 30, 2010. The decrease in stock price and expected volatility caused a decrease in fair value for warrants and the change of fair value was booked as a reverse of non-cash expense.

The company recorded $(1,307,129) in the change in fair value of embedded derivatives in the three months ended June 30, 2010 compared with $5,836,616 in the same period of 2009.

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

The change in fair value of warrants was $(2,242,663) in the three months ended June 30, 2010, compared to $7,222,727 during the same period of 2009, which consisted of the periodic adjustment to the estimated cost to the company to provide the common shares, assuming that all of the warrants will be exercised sometime in the future. The basis for estimating the cost to provide the common shares was provided by the valuation model. The CRR model depends on the following assumptions: the Company’s common stock price underlying the warrants; strike price; expected life; expected volatility; risk free interest rate; and dividend rate. During the second quarter of 2010, our common stock price experienced large fluctuations with the price decreasing from $3.76 on April 1, 2010 to $2.32 on June 30, 2010. The decrease in stock price and expected volatility caused a decrease in fair value for warrants and the change of fair value was booked as a reverse of non-cash expense. While During the second quarter of 2009, our common stock price experienced large fluctuations with the price increasing from $1.20 on March 31, 2009 to $5.76 on June 30, 2009. The increase in stock price and expected volatility caused an increase in fair value for warrants and the change of fair value was booked as a non-cash expense.

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

The security registration expenses were $0 for the three months ended June 30, 2010 because the Company has settled the Late Payments in fiscal 2009, compared with $606,742 in the same period of 2009.

Provision of income taxes

The $1,531,461 income taxes provision for the three months ended June 30, 2010 increased from the $1,347,914 income taxes provision for the three months ended June 30, 2009 due to increase of net income from business operations.

Net income

Net income for the three months ended June 30, 2010 increased 162 percent to $5,567,946 compared to a loss of $10,496,987 in the same period of 2009.

The increased net income was a result of multiple factors. During the three months ended June 30, 2010, we had more projects generating revenues compared with the same period in 2009. We also spent more on marketing to enhance our sales in light of tightened government policies. In the second quarter, we were able to recognize approximately $26.6 million as revenue from JunJing II Phase One, Phase Two and our Puhua project and we were able to secure approximately $33.9 million in new contracts from those three projects. As of June 30, 2010, we have pre-sold 104,947 sq. meters out of 112,556 sq. meters total GFA of JunJing II Phase Two approximately 93.2 percent on the GFA basis and 90 percent on the unit basis. We have sold 67,883 sq. meters out of 640,000 sq. meters total GFA of Puhua representing approximately 10.6 percent on the GFA basis and 10.6 percent on the unit basis.

With the introduction of Puhua, we are expecting the gross margin will be improved slightly in the future, which is primarily because of its better quality and higher average price in Puhua. The average selling price has increased to RMB 5,527(approximately US$810) per square meter during the second quarter of 2010, compared with RMB4,360(approximately US$641) per square meter when the company first started pre-sales in October 2009.

The periodic revaluation of derivatives and warrants also contributed approximately $4 million during the quarter mainly due to the decrease of our common stock price.

Basic and diluted earnings per share

Basic earnings per share was $0.17 in the three months ended June 30, 2010, compared to $0.34 in the same period of 2009. Diluted earnings per share was $0.13 in the three months ended June 30, 2010, compared to $0.34 in the same period of 2009. The number of shares outstanding doesn’t change significantly from year to year. Earnings available to distribute increased to $5.6 million in second quarter of 2010 from a loss of $10.6 million in the second quarter of 2009.

Common shares used to calculate basic and diluted EPS

The weighted average shares outstanding used to calculate basic earnings per share was 33,065,086 shares in the three months ended June 30, 2010 and 30,932,745 shares in the same period of 2009. The weighted average shares outstanding used to calculate the diluted earnings per share was 35,302,785 shares in the three months ended June 30, 2010 and 30,938,070 shares in the same period of 2009. The dilution is related to warrants and convertible notes which had dilutive effect.

Foreign exchange

The company operates in China and the functional currency is Chinese Renminbi (RMB) but the reporting currency is U.S. dollar, based on the exchange rate of the two currencies. The fluctuation of exchange rates during the three months ended June 30, 2010 and the same period of 2009, when translating the operating results and financial positions at different exchange rates, created the accrued gain (loss) on foreign exchange. The gain on foreign exchange in the three months ended June 30, 2010 was $834,531, compared with gain of $51,713 in the same period of 2009. There is no foreign exchange gain or loss incurred in the second quarter of 2010. The gain (loss) are due to foreign exchange fluctuations during the periods.

Six Months Ended June 30, 2010 Compared With Six Months Ended June 30, 2009

Revenues

In the six months ended June 30, 2010, most of our revenues came from Puhua Project, Tsining JunJing II Phases One and Two, JunJing II Phase One consists of 13 residential buildings and 3 auxiliary buildings, including one kindergarten, with a gross floor area of about 136,012 square meters. This project began to be delivered to customers at the end of October, 2009. JunJing II Phase Two consists of 12 buildings, mainly middle and high rises, and began to accept pre-sale contracts in the second quarter 2009. Puhua Phase One consists of 7 garden houses, 2 mid-rises and 4 high-rises buildings with total expected revenues of approximately $116.2 million. We officially started the pre-sales in the fourth quarter of 2009 and we recognized approximately $20.34 million for the six months ended as of June 30, 2010.

	6 months	6 months
	ended	ended
Revenues by project:	June 30, 2010	June30- 2009
US dollars
Project Under Construction
Tsining JunJing II Phase One (Under construction on June 30, 2009)	$-	$30,326,229
Tsining JunJing II Phase Two	37,017,035	960,096
Puhua Project	20,342,154	-

Projects Completed
Tsining JunJing II Phase One	7,230,906	-
Tsining JunJing I	2,373,840	561,959
Tsining-24G	126,519	1,880,616
Tsining Gang Wan	94,361
Tsining In Home	426,632
Additional Project		377,909
Revenues from the sale of properties	$67,611,447	$34,106,809

Revenues from the sale of properties

The revenues from the sale of properties in the six months ended June 30, 2010 increased 98.2 percent to $67,611,447 from $34,106,809 in the same period of 2009. The increase was primarily due to the increased revenue from Tsining JunJing II Phase One, and Phase Two. Puhua Project, with pre-sales starting in the fourth quarter of 2009, contributed additional revenues, while there was no revenue from Puhua in the same period in 2009.

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

The following table summarizes details of our most significant projects:

	6 Months Ended	6 Months Ended
Revenues by project:	June 30, 2010	June30- 2009
US$
Project Under Construction		-
Puhua Project contract sale	$32,462,984	-
Revenue	20,342,154	-
Total gross floor area (GFA) available for sale	640,000	-
GFA sold during the period	43,754	-
Remaining GFA available for sale	572,117	-
Phase one percentage of completion	46%	-
Percentage GFA sold during the period	6.8%	-
Percentage GFA sold to date	10.6%	-
Average sales price per GFA	$742

Tsining JunJing II Phase Two contract sales	39,352,751	1,908,095
Revenue	$37,017,035	960,096
Total gross floor area (GFA) available for sale	112,556	112,556
GFA sold during the period	49,614	2,456
Remaining GFA available for sale	7,609	110,100
Percentage of completion	81%	38%
Percentage GFA sold during the period	44%	2%
Percentage GFA sold to date	93%	2%
Average sales price per GFA	$793	777

Tsining JunJing II Phase One contract sales (Under construction on June 30, 2009)		30,151,821
Revenue		30,326,229
Total gross floor area (GFA) available for sale		136,012
GFA sold during the period		47,564
Remaining GFA available for sale		31,350
Percentage of completion		81%
Percentage GFA sold during the period		35%
Percentage GFA sold to date		77%
Average sales price per GFA		636

Revenues from projects under construction

Tsining JunJing II Phase Two

Tsining JunJing II Phase Two consists of 12 middle-rise and high-rise buildings with total expected revenues of approximately $93.4 million. We officially started the pre-sales in the second quarter of 2009 and were able to secure $39.4 million in contract sales for 398 units of which we recognized approximately $37.0 million for the 6 months ended June 30, 2010.

Puhua Phase One and Phase Two

Puhua Phase One consists of 7 garden houses, 2 mid-rises and 4 high-rises buildings with total expected revenues of approximately $116.2 million. Puhua Phase Two consists of 11 mid-rises and high-rises. The pre-sale of Phase One began in the fourth quarter of 2009 and we were able to secure $32.5 million in contract sales for the 6 months ended June 30, 2010 of which we recognized approximately $20.3 million for the 6 months ended June 30, 2010.

Revenues from projects completed

The revenue from completed projects totaled $10,252,257 for the six months ended June 30, 2010, compared to $2,820,484 during same period of 2009. The increase was mainly due to JunJing II Phase One which was completed and reclassified to completed projects during fourth quarter of fiscal 2009.

Other income

Other income includes property management fees, rental income, revenues from the disposal of fixed assets as well as government’s allowance for the equivalent cost of interest on the Company’s investments required to support infrastructure construction, continued river management and suburban planning for the entire Baqiao high-technology industrial park. We recognized $2,555,262 in other income for the six months ended June 30, 2010 compared with $2,339,793 in the same period of 2009. The 9.2percent increase can be explained by the following table which summarizes the breakdown of the other income and their changes during the six months ended June 30, 2010 and 2009:

	For the six months ended
	June 30,	June 30,
	2010	2009
Interest income	$178,093	$40,879
Government reimbursement of infrastructure cost (1)	-	953,290
Rental income (2)	840,938	205,604
Income from property management services (3)	1,363,310	1,168,952
Gain on disposal of fixed assets and inventory	23,292	16,945
Miscellaneous income	149,629	151,281
	$2,555,262	$2,536,951

(1)	There is no more government reimbursement of infrastructure cost in year 2010.

(2)	The increase of rental income is due to additional rental contract signed and collected during the period.

(3)	The increase is due to property management fees of additional project (JunJing II Phase I).

Cost of properties and land

The cost of properties and land in the six months ended June 30, 2010 increased 116.5 percent to $52,253,225 compared with $24,138,943 in the same period of 2009. The increase was primarily a result of the increased sales volume in our JunJing II Phase Two and Puhua project.

Gross profit and profit margin

Gross profit for the six months ended June 30, 2010 was $16,799,857, representing an increase of 45.4 percent from $11,553,917 in the same period of 2009. The gross profit margin for the six months ended June 30, 2010 was 23.9 percent compared with 31.5 percent in the same period of 2009. Due to the introduction of Jun Jing II phase two and Puhua project which started to recognize revenue in the first quarter of this year, the revenue has increased. Meanwhile through our active marketing activities, we were able to enhance our sales given the tightened government policies. Our gross margin decreased due to the sales of the parking lots of JunJing II Phase One in the first quarter of 2010 which only had approximately 3% to 6% gross profit margin.

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) for the six months ended June 30, 2010 increased 87.9 percent to $6,296,449 from $3,351,770 in the same period of 2009. The increase in SG&A is associated with the increased sales and increased projects compared with the same period of 2009. This quarter’s SG&A mainly include marketing expenses associated with Puhua project, as we started our marketing road show in other provinces in Western China. The initiation of JunJing III also increased administrative and marketing expenses. SG&A accounted for 9.0 percent of total revenue for the six months ended June 30, 2010 compared to 9.2 percent for the same period in 2009.

Stock-based compensation

We incurred no stock-based compensation incurred for the six months ended June 30, 2010 and same period in 2009.

Other expenses

Other expenses consist mainly of late delivery settlements and maintenance costs. Other expenses in the six months ended June 30, 2010 decreased 1.1 percent to $188,032 compared with $190,123 in the same period of 2009 primarily due to accounts written off by Planning Bureau and compensation of Tsining 24G because of the compensation for minor area difference when the units are delivered to customers.

Operating profit and operating profit margin

Operating profit is defined as gross profit minus selling, general and administrative expenses, stock-based compensation, security registration expenses and other expenses. Operating profit in the six months ended June 30, 2010 was $8,685,768 compared with $5,442,319 operating profit in the same period of 2009, primarily due to the higher revenues generated by Tsining JunJing II Phase Two and Puhua project. The operating profit margin was 12.4 percent for the six months ended June 30, 2010 compared with 14.9 percent for the same period of 2009 which was primarily due to the sales of the parking lots of JunJing II Phase One in the first quarter of 2010 which negatively impacted our operating profit margin.

Interest expense

Interest expense in the six months ended June 30, 2010 increased 21.6 percent to $954,500 from $784,977 in the same period of 2009. This increase was primarily due to the increase of employee loan interest.

Amendment to the Convertible Debt and Warrants Issued on January 28, 2008

See discussion under the three months ended June 30, 2010 section above.

Change in fair value of embedded derivative

The embedded derivative is related to the Company’s $20 million Convertible Debt offering completed in January 2008. The change in the fair value of embedded derivatives was a periodic adjustment to the estimated cost to the Company, which was provided by the Cox-Ross-Rubinstein Binomial Lattice valuation model (CRR model).

The CRR model depends on the following assumptions: the Company’s common stock price underlying the warrants; strike price; conversion price; expected life; expected volatility; risk free interest rate; and dividend rate. During the first quarter of 2010, our common stock price experienced large fluctuations with the price decreasing from $4.13 on January 1, 2010 to $2.32 on June 30, 2010. The decrease in stock price and expected volatility caused a decrease in fair value for warrants and the change of fair value was booked as a reverse of non-cash expense.

The company recorded $(1,873,335) in the change in fair value of embedded derivatives in the six months ended June 30, 2010 compared with $5,712,578 in the same period of 2009.

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

The change in fair value of warrants was $(2,797,264) in the six months ended June 30, 2010, compared to $7,055,488 during the same period of 2009, which consisted of the periodic adjustment to the estimated cost to the company to provide the common shares, assuming that all of the warrants will be exercised sometime in the future. The basis for estimating the cost to provide the common shares was provided by the valuation model. The CRR model depends on the following assumptions: the Company’s common stock price underlying the warrants; strike price; expected life; expected volatility; risk free interest rate; and dividend rate. During the first quarter of 2010, our common stock price experienced large fluctuations with the price decreasing from $4.13 on 1 January, 2010 to $2.32 on June 30, 2010. The decrease in stock price and expected volatility caused a decrease in fair value for warrants and the change of fair value was booked as a reverse of non-cash expense. While During the second quarter of 2009, our common stock price experienced large fluctuations with the price increasing from $1.20 on March 31, 2009 to $5.76 on June 30, 2009. The increase in stock price and expected volatility caused an increase in fair value for warrants and the change of fair value was booked as a non-cash expense.

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

The security registration expenses were $0 for the six months ended June 30, 2010 because the Company has settled the Late Payments in fiscal 2009, compared with $1,206,742 in the same period of 2009.

Provision of income taxes

The $2,540,992 income taxes provision for the six months ended June 30, 2010 increased from the $2,061,555 income taxes provision for the six months ended June 30, 2009 due to increase of net income from business operations.

Net income

Net income for the six months ended June 30, 2010 increased 45.1 percent to $(5,564,163) compared to $(9,194,268) in the same period of 2009.

We believe that the net income increase was a result of multiple factors. During the six months ended June 30, 2010, we had more projects generating revenues, compared with the same period in 2009. We also spent more on marketing to enhance our sales in light of tightened government policies. Our net income margin, due to the decrease of parking lots sales recovered to 16.6 percent in the second quarter of 2010 from 9.3 percent in the first quarter of 2010. In the first two quarters of 2010, we were able to recognize approximately $57.4 million as revenue from JunJing II Phase Two project and our Puhua project, and we were able to secure approximately $51.8 million in new contracts from those two projects. As of June 30, 2010, we have pre-sold 104,947 sq. meters out of 112,556 sq. meters total GFA of JunJing II Phase Two approximately 93.2 percent on the GFA basis and 90 percent on the unit basis. We have pre-sold 67,883 sq. meters out of 640,000 sq. meters total GFA of Puhua representing approximately 10.6 percent on the GFA basis and 10.6 percent on the unit basis.

With the introduction of Puhua, we are also expecting the gross margin will improve slightly in the future, primarily because of its better quality and higher average price in Puhua. The average selling price has increased to RMB 5,065(approximately US$742) per square meter during the second quarter of 2010, compared with RMB4, 360(approximately US$641) per square meter when the company first started pre-sale in October 2009.

The periodic revaluation of derivatives and warrants also contributed approximately $5.6 million during the quarter mainly due to the decrease of our common stock price.

Charge to non-controlling interest

On November 5, 2008, the Company and Prax Capital (“Prax”) entered into a joint venture agreement to develop 79 acres within China Housing’s Baqiao project located in Xi’an. Prax invested $29.3 million for a 25% interest in Puhua by obtaining 1,000 Class A shares of Success Hill (“Class A Shares”) with various distribution rights. Prax’s initial investments were recorded as noncontrolling interests in the consolidated financial statements. During the first quarter of 2010, the Company proposed to redeem Prax’s 1000 Class A shares in Success Hill in order to fix the maximum return on Prax’s initial investment. Both parties then entered into an Amended and Restated Shareholders’ Agreement on May 10, 2010, under the terms of which, effectively January 1, 2010, the Company will redeem all of Prax’s Class A Shares within three years for consideration of the USD equivalent of $84.39 million (RMB 576 million).

As Prax’s interest in the consolidated subsidiaries meets the definition of a mandatorily redeemable financial instrument, it is reported within liabilities as mandatorily redeemable noncontrolling interests in subsidiaries on the Company’s consolidated balance sheet and initially measured at the fair value of cash that would be due and payable to Prax under the Amended and Restated Shareholder agreement.

As at January 1, 2010, the Company recorded a liability of $42,600,511 reflecting the fair value of the redemption amount of Prax’s interest and eliminated the original noncontrolling interest in the equity on the consolidated balance sheet.  The difference of $14,229,043 between the carrying value of the original noncontrolling interests and the fair value of redemption amount of Prax’s interest has been reflected as a charge to noncontrolling interests. Subsequently, the Company recorded accretion cost on these redeemable noncontrolling interests using the effective interest method based on effective interest rate of 45%. The related accretion cost incurred for the six months ended June 30, 2010 were $ 8,708,484 (2009 - $Nil) and was capitalized in real estate construction in progress.

Noncontrolling Interest
Noncontrolling interests at December 31, 2009	$28,371,468
Reclassify to mandatorily redeemable noncontrolling interests in subsidiaries	(28,371,468)
Noncontrolling interests at June 30, 2010	$-

Mandatory Redeemable Noncontrolling Interests in Subsidiaries
Mandatory redeemable noncontrolling interests in subsidiaries at December 31, 2009	$-
Initial fair value of mandatorily redeemable noncontrolling interests in subsidiaries	42,600,511
Capitalized accretion cost on mandatorily redeemable noncontrolling interests in subsidiaries	8,708,484
Difference in foreign exchange translation	261,849
Mandatorily redeemable noncontrolling interests in s subsidiaries at June 30, 2010	$51,570,844

The mandatory redemption schedules are as follow:

Date
December 31, 2010	$29,492,000
December 31, 2011	29,492,000
December 25, 2012	25,952,960
Total	$84,936,960

Basic and diluted earnings per share

Basic earnings per share was $(0.17) in the six months ended June 30, 2010, compared to $(0.30) in the same period of 2009. Diluted earnings per share was $(0.20) in the six months ended June 30, 2010, compared to $(0.30) in the same period of 2009. The number of shares outstanding doesn’t change significantly from year to year. Earnings available to distribute increased from $(9.2) million for the 6 months ended June 30, 2009 to $(5.5) million in the same period 2010. The negative EPS and Diluted EPS are mainly due to Prax restructuring which resulting in the recording of a one-time loss of ($14,229,043).

Common shares used to calculate basic and diluted EPS

The weighted average shares outstanding used to calculate basic earnings per share was 32,824,416 shares in the six months ended June 30, 2010 and 30,913,359 shares in the same period of 2009. The weighted average shares outstanding used to calculate the diluted earnings per share was 34,752,732 shares in the six months ended June 30, 2010 and 30,916,036 shares in the same period of 2009. The dilution is related to warrants and convertible notes which had dilutive effect.

Foreign exchange

The company operates in China and the functional currency is Chinese Renminbi (RMB) but the reporting currency is U.S. dollar, based on the exchange rate of the two currencies. The fluctuation of exchange rates during the six months ended June 30, 2010 and the same period of 2009, when translating the operating results and financial positions at different exchange rates, created the accrued gain (loss) on foreign exchange. The gain on foreign exchange in the six months ended June 30, 2010 was $806,847, compared with the loss of $311,420 in the same period of 2009. The gain (loss) are due to foreign exchange fluctuations during the periods.

Cash flow discussion

There is net cash inflow of $31,020,859 during the six months ended June 30, 2010 compared with $27,037,109 cash outflow during the same period of 2009.

The operating activity cash inflow was $16,315,586 in the six months ended June 30, 2010 and a major cash outflow of $15,072,585 in the same period of 2009 due to the sales of the property.

A cash outflow of $1,042,100 in investing activities for the six months ended June 30, 2010, compared with the cash inflow of $437,194 for the same period of 2009, due to the purchase of the property and equipment.

There was a cash inflow of $15,747,373 for financing activities for the six months ended June 30, 2010 compared with $12,401,718 of outflow in 2009 due to the additional bank loans being drawn.

Debt leverage

Total debt consists of Payables for acquisition of businesses, Loans from employees, Loans payable, Convertible Debt and mandatorily redeemable noncontrolling interests in Subsidiairies.

Total debt outstanding as of June 30, 2010 was $130,946,474 compared with $59,801,870 on December 31, 2009. Net debt outstanding (total debt less cash) as of June 30, 2010 was $62,630,127 compared with $22,938,654 on December 31, 2009. The company's net debt as a percentage of total capital (net debt plus shareholders' equity) was 40.8 percent on June 30, 2010 and 20.2 percent on December 31, 2009, which increased due to addition of the mandatorily redeemable noncontrolling interests in Puhua.

Liquidity and capital resources

Our principal liquidity demands are based on the development of new properties, property acquisitions, and general corporate purposes. As of June 30, 2010, we had $68,316,347 of cash and cash equivalents, compared to $36,863,216 as of December 31, 2009, an increase of $31,453,131. Along with progress in projects, we can use the internal generated cash flow to fund our daily operation.

The Company leases part of its office and hotel space under various operating lease agreements with expiring dates between year 2010 and 2019.

The Company entered into a consulting service contract with a third party. The contract has a set payment schedule which will be realized in less than a year.

The Company also had two land use rights with unpaid balances of approximately $0.9 million and $2.6 million. The balances are not due until the vendor removes the existing building on the land and changes the zoning status of the land use right certificate. Based on the current condition, the Company estimated that the balances will be paid in two years.

All future payments required under the various agreements are summarized below.

	Payment due by period
Commitments and Contingencies	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	After 5 years

Operating lease	$840,160	$178,858	$121,685	$77,088	$77,088	$77,088	$308,353
Consulting contract	276,488	276,488	-	-	-	-	-
Land use right	3,539,040	928,998	2,610,042	-	-	-	-
Total	$4,655,688	$1,384,344	$2,731,727	$77,088	$77,088	$77,088	$308,353

Financial obligations

As of June 30, 2010 we had total bank loans of $52,348,301 with a weighted average interest rate of 8.1 percent. Mortgage debt (total bank loans) is secured by the assets of the company.

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

On June 28, 2008, the Company signed a strategic partnership Memorandum of Understanding (“MOU”) with China Construction Bank Xi’an Branch that established a RMB 1 billion (approximately US$147 million) credit line for real estate development by the Company and its subsidiaries. On August 28, 2008, the Company entered a first loan agreement with China Construction Bank Xi’an Branch to draw down the first RMB 150 million loans. The first loan was fully repaid as at December 31, 2009. On August 30, 2009, the Company entered a second loan agreement with China Construction Bank Xi’an Branch to draw down another RMB 85 million loan, which was fully repaid as at June 30, 2010.

Under the MOU, the Company and its Subsidiaries are required to set up a basic deposit account with China Construction Bank, to maintain a current ratio of not less than 90% and to maintain liabilities to assets ratio of not greater than 65%. Due to the change of corporate structure of the Company, China Construction Bank Xi’an Branch has clarified the current ratio and liabilities to assets ratio calculations only include the financial information of Tsining and New Land. As of June 30, 2010, the current ratio was approximately 110%, and the liabilities to assets ratio was approximately 47.8%. The Company will be able to draw down approximately another $90.65 million before we reach the maximum liabilities to assets ratio of 65%.

Loans payable as of June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009

Xi'an Rural Credit Union Zao Yuan Rd. Branch
Due July 3, 2010, annual interest is at 8.496 percent, secured by the Company's Jun Jing Yuan I, Han Yuan and Xin Xing Tower projects	$2,949,200	$2,930,017

China Construction Bank, Xi'an Branch

Due August 27, 2011, annual interest is at a floating interest rate based on 110% of the People’s Bank of China prime rate, secured by the Company's Jun Jing Yuan II project	-	3,223,018

Due September 8, 2012, annual interest is at a floating interest rate based on 110% of the People’s Bank of China prime rate, secured by the Company's Jun Jing Yuan II project	-	12,452,571

Xinhua Trust Investments Ltd.
Due January 28, 2012, annual interest is at 10 percent, secured by the 24G project	22,119,000	-

Commercial Bank Weilai Branch
Due August 29, 2010, annual interest is at 10.21 percent, secured by the Company's Jun Jing Yuan I and XinXing Tower projects	5,161,100	5,127,528

Bank of Beijing, Xi’an Branch
Due December 10, 2012, annual interest is at the bank’s prime rate, secured by the Puhua project with a minimum repayment of $7.3 million required in 2011.	22,119,001	12,452,571

Total	$52,348,301	$36,185,705

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to the following market risks, including but not limited to:

General Real Estate Risk

There is a risk that the Company’s property values could go down due to general economic conditions, a weak market for real estate generally, or changing supply and demand. The Company’s property held for sale value, approximately $109.8 million at the end of June, 2010, may change due to market fluctuations. Currently, it is valued at our cost which is significantly below the market value.

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

Item 4. Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective due to the identified significant deficiencies in our internal control over financial reporting described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The Company has engaged Ernst & Young to aid in the compliance with SOX 404.

(b)       Changes in Internal Control over Financial Reporting.

During the quarter ended June 30, 2010, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

We have no material changes to the risk factors previously disclosed in our Form 10-K, as amended, for the year ended December 31, 2009 and the additional risk factors disclosed in our quarterly report on Form 10-Q for the quarter ended March 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our current report on Form 8-K filed with SEC on June 17, 2010 is incorporated by reference herein in its entirety

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Exhibit
Number	Description of Exhibit

4.1	First Amendment to Securities Purchase Agreement between the Company and investors dated June 11, 2010

4.2	Form of Senior Secured Convertible Note Issued by the Company

4.3	Form of Stock Purchase Warrant Issued by the Company

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Housing & Land Development, Inc.

August 12, 2010	By:	/s/	Xiaohong Feng
Xiaohong Feng
Chief Executive Officer
(Principal Executive Officer)

August 12, 2010	By:	/s/	Cangsang Huang
Cangsang Huang
Chief Financial Officer
(Principal Financial and Accounting Officer)