Form 10-Q
period 2010-09-30
China Housing & Land Development, Inc.
filed 2010-11-12
CIK 1303330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of Common Stock outstanding on November 11, 2010 was 32,685,331 shares.

CHINA HOUSING & LAND DEVELOPMENT, INC.
Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Interim Condensed Consolidated Balance Sheets
As of September 30, 2010 and December 31, 2009
 (Unaudited)
	September 30,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$71,610,809	$36,863,216
Cash - restricted	790,723	701,017
Accounts receivable, net of allowance for doubtful accounts of $392,550 and $389,996, respectively	11,823,982,	6,088,482
Other receivables, prepaid expenses and deposits, net	5,753,875	2,484,221
Real estate held for development or sale	110,716,253	103,003,529
Property and equipment, net	13,080,882	15,307,478
Asset held for sale	13,987,503	14,301,564
Advance to suppliers	4,497,831	10,368,386
Deposits on land use rights	58,771,753	28,084,346
Intangible assets, net	42,192,065	41,355,134
Goodwill	832,993	816,469
Deferred financing costs	439,072	411,457
Total assets	$334,497,741	$259,785,299

LIABILITIES
Accounts payable	$19,658,037	$20,706,263
Advances from customers	45,560,387	21,301,876
Accrued expenses	2,482,097	5,587,837
Loans payable	1,166,490	5,916,354
Income and other taxes payable	13,789,950	8,194,659
Other payables	5,147,919	4,524,288
Loans from employees	5,383,006	2,864,824
Bank loans	52,312,981	36,185,705
Deferred tax liability	13,268,309	11,505,181
Warrants liability	2,090,720	5,074,191
Fair value of embedded derivatives	3,078,576	3,991,047
Convertible debt	15,873,701	14,834,987
Mandatorily redeemable noncontrolling interests in Subsidiaries	57,374,833	-
Total liabilities	237,187,006	140,687,212

Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock: $.001 par value, authorized 100,000,000 shares
issued and outstanding 33,083,354 and 31,884,969, respectively	33,083	31,885
Additional paid in capital	38,995,679	35,461,706
Common stock subscribed	-	252,118
Statutory reserves	4,922,248	4,922,248
Retained earnings	40,827,482	39,895,179
Accumulated other comprehensive income	12,532,243	10,163,483
Total China Housing & Land Development, Inc. shareholders’ equity	97,310,735	90,726,619

Noncontrolling interests	-	28,371,468

Total shareholders' equity	97,310,735	119,098,087

Total liabilities and shareholders' equity	$334,497,741	$259,785,299

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Interim Condensed Consolidated Statements of Income
For The Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	3 Months	3 Months	9 Months	9 Months
	September 30, 2010	September 30, 2009	September30, 2010	September 30, 2009
REVENUES
Sale of properties	$31,455,921	$22,728,282	$99,067,368	$56,835,091
Other income	2,592,853	1,152,408	5,148,115	3,689,359
Total revenues	34,048,774	23,880,690	104,215,483	60,524,450

COST OF SALES
Cost of sales of properties	22,568,245	15,991,559	74,821,470	40,130,502
Cost of other income	571,224	469,656	1,684,851	1,420,556
Total cost of sales	23,139,469	16,461,215	76,506,321	41,551,058

Gross margin	10,909,305	7,419,475	27,709,162	18,973,392

OPERATING EXPENSES
Selling, general, and administrative expenses	2,873,590	2,501,688	9,170,039	5,853,458
Security registration expenses	-	579,775	-	1,786,517
Stock based compensation	-	87,777	-	87,777
Other expenses	232,493	284,044	420,525	474,167
Interest expense	433,666	417,809	1,388,166	1,202,786
Accretion expense on convertible debt	363,624	311,319	1,038,732	889,305
Total operating expenses	3,903,373	4,182,412	12,017,462	10,294,010

NET INCOME FROM BUSINESS OPERATION	7,005,932	3,237,063	15,691,700	8,679,382

CHANGE IN FAIR VALUE OF DERIVATIVES
Loss on extinguishment of debt	-	-	2,180,492	-
Change in fair value of embedded derivatives	(958,688)	(2,695,306)	(2,832,023)	3,017,272
Change in fair value of warrants	(405,821)	(3,042,752)	(3,203,085)	4,012,736
Total change in fair value of derivatives	(1,364,509)	(5,738,058)	(3,854,616)	7,030,008

Income before provision for income taxes and noncontrolling interest	8,370,441	8,975,121	19,546,316	1,649,374

Provision for income taxes	1,926,345	(3,652,886)	4,467,337	(1,591,331)
Recovery of deferred income taxes	(31,370)	-	(82,367)	-
NET INCOME	6,475,466	12,628,007	15,161,346	3,240,705

Charge to noncontrolling interest	-	86,121	(14,229,043)	279,155

NET INCOME ATTRIBUTABLE TO CHINA HOUSING & LAND DEVELOPMENT, INC.	$6,475,466	$12,714,128	$932,303	$3,519,860

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	33,082,573	31,134,137	32,911,414	30,987,760

Diluted	37,374,784	32,972,253	35,636,354	30,996,953

NET INCOME (LOSS) PER SHARE
Basic	0.20	0.41	0.03	0.11

Diluted	0.15	0.24	(0.05)	0.11

 The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Interim Condensed Consolidated Statements of Comprehensive Income (Loss)
For The Three and Nine Months Ended September 30, 2010 and 2009

(Unaudited)

	3 Months	3 Months	9 Months	9 Months
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

NET INCOME	$6,475,466	$12,628,007	$15,161,346	$3,240,705

OTHER COMPREHENSIVE INCOME (LOSS)
Gain (loss) in foreign exchange	1,561,913	69,244	2,368,760	(242,176)

COMPREHENSIVE INCOME	8,037,379	12,697,251	17,530,106	2,998,529

Charge to noncontrolling interest	-	86,121	(14,229,043)	279,155

Comprehensive income attributable to China Housing & Land Development, Inc.	$8,037,379	$12,783,372	$3,301,063	$3,277,684

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARIES

Interim Condensed Consolidated Statements of Cash Flows
For The Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	September 30,	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,161,346	$3,240,705
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Bad debt recovery	-	80,713
Depreciation	901,085	471,788
(Gain) loss on disposal of fixed assets	(287,460)	50,501
Gain on disposal of assets held for sale	(1,134,675)	-
Amortization of deferred financing costs	115,873	115,873
Recovery of future income taxes	(82,367)	-
Loss on extinguishment of debt	2,180,492	-
Stock based compensation	-	87,777
Security registration expenses settled with common stocks	-	1,786,517
Change in fair value of embedded derivatives	(2,832,023)	4,012,736
Change in fair value of warrants	(3,203,085)	3,017,272
Accretion expense on convertible debt	1,038,732	889,305
Non-cash proceeds from sales	-	(31,673)
(Increase) decrease in assets:
Accounts receivable	(1,986,986)	(4,702,750)
Other receivable and prepaid expense	(3,218,104)	(568,727)
Real estate held for development or sale	2,340,492	(35,859,057)
Advances to suppliers	5,631,869	(159,660)
(Deposit) refund on land use rights	(29,559,410)	11,534,025
Deferred selling costs	-	(344,134)
Deferred financing costs	(140,684)	-
Increase (decrease) in liabilities:
Accounts payable	(1,470,626)	8,103,243
Advance from customers	23,391,607	(135,544)
Accrued expense	10,609,030	1,165,695
Other payables	515,184	(1,941,379)
Income and other taxes payable	5,388,733	(1,621,435)
Net cash provided by (used in) operating activities	23,359,023	(10,808,209)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(74,047)	110,130
Purchase of property and equipment	(1,123,185)	(587,595)
Notes receivable collected	-	212,140
Cash acquired from acquisition	2,179	519,309
Proceed from sale of property and equipment	864,518	194,006
Proceeds from sale of assets held for sale	412,252	-
Net cash provided by investing activities	81,717	447,990

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from banks	34,151,372	12,444,063
Repayments of bank loans	(19,077,303)	(18,447,426)
Loans from or repayment to employees, net	2,414,989	678,545
Repayments of loans payable	(7,536,715)	(3,841,072)
Proceeds from exercise of warrants	-	1,184,662
Net cash provided by (used in) financing activities	9,952,343	(7,981,228)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,393,083	(18,341,447)

Effects of foreign currency exchange	1,354,510	5,237

CASH AND CASH EQUIVALENTS, beginning of period	36,863,216	37,425,340

CASH AND CASH EQUIVALENTS, end of period	$71,610,809	$19,089,130

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Interim Condensed Consolidated Statements of Shareholders' Equity
As of September 30, 2010 and December 31, 2009
(Unaudited)

	Common Stock		Common stock	Additional paid	Statutory	Retained	Comprehensive	Noncontrolling
	Shares	Par Value	subscribed	in capital	reserves	earnings	income	Interest	Totals

BALANCE, December 31, 2009	31,884,969	$31,885	$252,118	$35,461,706	$4,922,248	$39,895,179	$10,163,483	$28,371,468	$119,098,087
Common stock issued on exercise of stock options	62,014	62	(252,118)	252,056	-	-	-	-	-
Common stock issued for acquisition of Suodi	1,118,403	1,118	-	5,031,695	-	-	-	-	5,032,813
Non-controlling interest reclassified to mandatorily redeemable preferred stock	-	-	-	-	-	-	-	(28,371,468)	(28,371,468)
Net income	-	-	-			3,117,934			3,117,934
Charge to noncontrolling interest	-	-	-	-	-	(14,229,043)	-	-	(14,229,043)
Foreign currency translation adjustment	-	-	-	-	-	-	(27,684)	-	(27,684)
BALANCE, March 31, 2010	33,065,386	33,065	-	40,745,457	4,922,248	28,784,070	10,135,799	-	84,620,639
Net income	-	-	-	-	-	5,567,946	-	-	5,567,946
Foreign currency translation adjustment	-	-	-	-	-	-	834,531	-	834,531
BALANCE, June 30, 2010	33,065,386	33,065	-	40,745,457	4,922,248	34,352,016	10,970,330	-	91,023,116
Common stock issued for warrants exercised	17,968	18	-	41,326	-	-	-	-	41,344
Common stock to be returned (note 2)	-	-	-	(1,791,104)	-	-	-	-	(1,791,104)
Net Income	-	-	-	-	-	6,475,466	-	-	6,475,466
Foreign currency translation adjustment	-	-	-	-	-	-	1,561,913	-	1,561,913
BALANCE, September 30, 2010	33,083,354	$33,083	$-	$38,995,679	$4,922,248	$40,827,482	$12,532,243	$-	$97,310,735

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

The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries, Xi'an Tsining Housing Development Company Inc. ("Tsining"), Xi'an New Land Development Co. ("New Land"), Manstate Assets Management Limited (“Manstate”), Xi’an Xinxing Property Management Co., Ltd. (“Xinxing Property”), Puhua (Xi’an) Real Estate Development Co., Ltd. (“Puhua”), Success Hill Investments Limited (“Success Hill”), Wayfast Holdings Limited (“Wayfast”), Clever Advance Limited (“Clever Advance”), Gracemind Holdings Limited (“Gracemind”), Treasure Asia Holdings Limited (Treasure Asia”), Suodi Co., Ltd. (“Suodi”) (see Note 2) and XinXing FangZhou Housing Development Co., Ltd. (“FangZhou”) (collectively, the "Subsidiaries"). FangZhou was incorporated on March 31, 2010 for future real estate development projects. All inter-company balances and transactions have been eliminated on consolidation. The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company's consolidated financial position as at September 30, 2010 and results of operations and cash flows for the periods ended September 30, 2010 and 2009. These adjustments consist of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

Accounting Principles Recently Adopted

In June 2009, the FASB issued FASB Accounting Standard Update (“ASU”) No. 2009-17, “Consolidations (Topic 810): Improvement to Financial Reporting by Enterprises Involved with Variable Interest Entities”. ASU No. 2009-17 eliminates certain scope exceptions previously permitted, provides additional guidance for determining whether an entity is a variable interest entity, and requires companies to more frequently reassess whether they must consolidate variable interest entities. The changes also replace the previously required quantitative approach to determining the primary beneficiary of a variable interest entity with a requirement for an enterprise to perform a qualitative analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. The adoption on January 1, 2010 of this standard did not have a material effect on the Company’s consolidated financial statements, as the Company does not currently have any variable interest or interests that give it a controlling financial interest in a variable interest entity.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”. ASU No. 2010-06 amends existing disclosure requirements about fair value measurement and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements. ASU No. 2010-06 became effective for the Company on January 1, 2010. The adoption of this ASU did not have a material impact on the Company‘s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (ASC Topic 855) Amendments to Certain Recognition and Disclosure Requirements”.  ASU 2010-09 requires SEC filers to evaluate subsequent events through the date the financial statements are issued and removes the requirement to disclose a date in both issued and revised financial statements through which subsequent events were evaluated.   The Company adopted the pronouncement for interim periods ending after March 31, 2010.  The adoption did not have a material effect on the Company’s consolidated financial statements.

Note 1 – Organization and Basis of Presentation (continued)

Accounting Principles Recently Adopted (continued)

In March 2010, the FASB issued ASU No. 2010-11, “Scope Exception Related to Embedded Credit Derivatives”. The provisions of ASU 2010-11 amend ASC Topic 815, “Derivatives and Hedging”, to provide clarification on the bifurcation scope exception for embedded credit derivative features. ASU 2010-11 was effective for the Company on July 1, 2010. The adoption did not have material impact on the Company’s consolidated financial statements.

New Accounting Pronouncement Not Yet Adopted

In April 2010, the FASB issued ASU 2010-13 “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades”. ASU 2010-13 updates ASC 718 to codify the consensus reached in EITF Issue No. 09-J, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades”. ASU 2010-13 clarifies that share-based payment awards with an exercise price denominated in the currency of a market in which a substantial portion of the underlying equity security trades should not be considered to meet the criteria requiring classification as a liability. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Early adoption is permitted. The provisions of ASU 2010-13 are not expected to have an impact on the Company’s consolidated financial statements.

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

Foreign exchange rates used:

	September 30, 2010	December 31, 2009	September 30, 2009
Period end RMB/U.S. Dollar exchange rate	6.6905	6.8259	6.8262
Average RMB/U.S. Dollar exchange rate	6.7677	6.8307	6.8306

Reclassifications

Certain reclassifications have been made to the prior periods’ financial statements to conform to the 2010 presentation. The effects of the reclassifications were not material to the Company’s unaudited interim condensed consolidated financial statements.

Note 2 – Acquisition

On January 15, 2010, Tsining signed an equity purchase agreement with the original shareholders of Suodi and acquired 100% ownership of Suodi. Suodi is engaged in land development in Xian’s rural area and Suodi’s only significant asset is a land use right to a tract of land located in the rural area of Xian. The Company intends to develop the land held by Suodi.

The purchase was closed with cash payments and Company’s own shares.

The cash payments consisted of (1) an initial cash payment of $0.73 million (RMB 5 million) payable on January 20, 2010; (2) an additional cash payment of $0.73 million (RMB 5 million) payable on March 30, 2010; and (3) a final cash payment of $1.48 million (RMB 10 million) payable on June 30, 2010. The Company has paid the entire amount as of September 30, 2010 according to the payment schedule.

During the first quarter of fiscal 2010, the Company initially issued 1,118,403 shares to the original shareholders of Suodi. As an ongoing negotiation effort, the Company and the original shareholders of Suodi finalized the number of shares to be 720,380 on August 10, 2010. The difference of 398,023 common stock were returned to the Company on October 1, 2010.

The measurement date of the Suodi acquisition was determined to be January 15, 2010, the date the equity purchase agreement was signed. The fair value of the purchase price was determined by adding $2,937,180 cash (RMB 20 million) payments and $3,241,710, the fair value of the 720,380 shares issued based on a price per share of $4.50, the closing price of the Company’s common stock on Nasdaq on January 15, 2010, the measurement date of the acquisition.

Note 2 – Acquisition (continued)

Since the only significant asset acquired is the land use right for a tract of land and the Company did not retain any employees of Suodi, the acquired assets do not constitute a business and the acquisition is not a business combination. Therefore, the acquisition was accounted for as an asset acquisition and the purchase price was allocated to the identifiable assets and liabilities assumed based on their estimated fair values.

Purchase Price	$6,178,890
Value assigned to assets and liabilities:
Assets:
Cash	$2,176
Land use right	7,865,482
Liabilities:
Due to original shareholders	103,083
Deferred tax liability related to the land use right acquired	1,585,685
Total net assets	$6,178,890

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

During the first quarter of 2010, the Company proposed to redeem Prax’s 1,000 Class A shares in Success Hill in order to fix the maximum return on Prax’s initial investment. Both parties then entered into an Amended and Restated Shareholders’ Agreement on May 10, 2010. Effective January 1, 2010, the Company agreed with Prax to redeem all Prax’s Class A Shares within three years by December 31, 2012 for consideration of the USD equivalent of $86.09 million (RMB 576 million).

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

As at January 1, 2010, the Company recorded a liability of $42,600,511 reflecting the fair value of the redemption amount of Prax’s interest and eliminated the original noncontrolling interest in the equity on the consolidated balance sheet. The difference of $14,229,043 between the carrying value of the original noncontrolling interests and the fair value of redemption amount of Prax’s interest has been reflected as a charge to noncontrolling interests. Subsequently, the Company recorded accretion cost on these redeemable noncontrolling interests using the effective interest method based on effective interest rate of 45%. The related accretion cost incurred for the three and nine months ended September 30, 2010 were $5,044,349 and $13,752,833, respectively (2009 - $Nil and $Nil) and was capitalized in real estate construction in progress.

Noncontrolling Interest
Noncontrolling interests at December 31, 2009	$28,371,468
Reclassify to mandatorily redeemable noncontrolling interests in subsidiaries	(28,371,468)
Noncontrolling interests at September 30, 2010	$-

Mandatory Redeemable Noncontrolling Interests in Subsidiaries
Mandatory redeemable noncontrolling interests in subsidiaries at December 31, 2009	$-
Initial fair value of mandatorily redeemable noncontrolling interests in subsidiaries	42,600,511
Capitalized accretion cost on mandatorily redeemable noncontrolling interests in subsidiaries	13,752,833
Difference in foreign exchange translation	1,021,489
Mandatorily redeemable noncontrolling interests in subsidiaries at September 30, 2010	$57,374,833

The mandatory redemption schedules are as follow:

Date
December 31, 2010	$29,893,132
December 31, 2011	29,893,132
December 25, 2012	26,305,956
Total	$86,092,220

Note 4 – Supplemental Disclosure of Cash Flow Information

Income taxes paid for the nine months ended September 30, 2010 and 2009 amounted to $320,530 and $42,135, respectively. Interest paid for the nine months ended September 30, 2010 and 2009 amounted to $7,389,232 and $2,223,011, respectively.

The following non-cash investing and financing activities are included in the interim condensed consolidated financial statements:

(1)
The Company issued 1,118,403 shares of common stock, which was valued at $5,032,813 in connection with the acquisition of Suodi during the first quarter of fiscal 2010. Of these common stock, 398,023 shares of common stock valued at $1,791,103 was returned to the Company on October 1, 2010 (note 2).

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

Note 5 – Other Receivables, Prepaid Expenses and Deposits

Other receivables and prepaid expenses consisted of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Other receivable	$1,941,576	$1,222,028
Allowance for bad debts	(210,725)	(206,545)
Prepaid expenses	266,143	261,836
Prepaid other tax expenses	1,514,896	1,206,902
Deposit for acquisition (note 19)	2,241,985	-
Other receivables and prepaid expenses	$5,753,875	$2,484,221

Note 6 – Real Estate Held for Development or Sale

The following summarizes the components of real estate inventories at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Completed projects	$11,053,744	$20,417,820
Construction in progress	99,662,509	82,585,709
Total real estate held for development or sale	$110,716,253	$103,003,529

Interest on debts and accretion costs on mandatorily redeemable noncontrolling interest in subsidiaries incurred by the Company for the three and nine months ended September 30, 2010 was $6,420,373 and $18,523,786, respectively (September 30, 2009 - $1,057,898 and $3,450,234). The Company capitalized $6,025,188 in construction in progress during the three months ended September 30, 2010 (September 30, 2009 - $640,089), and the Company capitalized $17,251,537 in construction in progress during the nine months ended September 30, 2010 (September 30, 2009 - $2,251,580).

Note 7 – Property and Equipment

Property and equipment consisted of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Buildings and improvements	$6,363,940	$5,286,461
Income producing properties and improvements	7,620,423	11,095,868
Electronic equipment	399,488	330,218
Vehicles	459,859	425,099
Office furniture	140,649	182,309
Computer software	174,321	174,995
Total	15,158,680	17,494,950
Accumulated depreciation	(2,077,798)	(2,187,472)
Property and equipment, net	$13,080,882	$15,307,478

Depreciation expense for the three months ended September 30, 2010 and 2009 amounted to $307,588 and $156,762, respectively. Depreciation expense for the nine months ended September 30, 2010 and 2009 amounted to $901,085 and $471,788, respectively. The depreciation expense was included in the selling, general and administrative expenses.

Note 8 – Intangible Asset

The intangible asset consists of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Intangible acquired	$48,268,223	$47,310,765
Accumulated amortization	(6,076,159)	(5,955,631)
Intangible asset, net	$42,192,065	$41,355,134

Amortization expense for the three and nine months ended September 30, 2010 amounted to $Nil and $Nil, respectively (September 30, 2009 - $Nil and $4,360,003). The amortization expense was capitalized in the real estate construction in progress.

Note 9 – Accrued Expenses

	September 30, 2010	December 31, 2009
Accrued expenses	$1,756,089	$2,252,903
Accrued interest on loans	726,008	3,334,934
Total	$2,482,097	$5,587,837

Note 10 – Loans payable

	September 30, 2010	December 31, 2009
Payable to original shareholders of New Land (i)	$1,077,058	$5,916,354
Payable to original shareholders of Suodi (ii)	89,432	-
Total	$1,166,490	$5,916,354

(i)
The balance as of December 31, 2009 included $4,860,661 unsecured loans payable to previous shareholders of New Land. The Company has paid off this balance as of September 30, 2010.
The remaining balance of $1,077,059 as of September 30, 2010 (December 31, 2010 - $1,055,693) represents additional loans made by these shareholders, which were also due in December 2009. The loans bear interest at 10% per annum. Until such time as final payments are arranged, the loans remain outstanding and the Company continues to pay interest at 10% per annum.

(ii)
On January 15, 2010, the Company completed the acquisition of Suodi (note 2). The payable to original shareholders of Suodi represents the remaining balance due to the original shareholders of Suodi assumed by the Company when acquiring Suodi.

Note 11 – Loans from Employees

The Company has borrowed monies from certain employees to fund the Company’s construction projects. These unsecured loans bear interest at rates ranging between 8% and 10% per annum and are available to all employees.

Included in these loans are loans from the Company’s President and an immediate family member of the President for $672,595 (December 31, 2009 - $Nil) and $1,055,228 (December 31, 2009 - $854,100), respectively.

Note 12 – Bank loans

Bank loans represent amounts due to various banks. These loans generally can be renewed with the banks when they expire. Bank loans as of September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009

Xi'an Rural Credit Union Zao Yuan Rd. Branch
Due July 3, 2010, annual interest is at 8.496 percent, secured by the Company's Jun Jing Yuan I, Han Yuan and Xin Xing Tower projects	$-	$2,930,017
Due July 2, 2011, annual interest is at 8.614 percent, secured by the Company's Jun Jing Yuan I, Han Yuan and Xin Xing Tower projects	2,690,382	-

China Construction Bank, Xi'an Branch
Due August 27, 2011, annual interest is at a floating interest rate based on 110% of the People’s Bank of China prime rate, secured by the Company's Jun Jing Yuan II project	-	3,223,018
Due September 8, 2012, annual interest is at a floating interest rate based on 110% of the People’s Bank of China prime rate, secured by the Company's Jun Jing Yuan II project	-	12,452,571

Xinhua Trust Investments Ltd.
Due February 10, 2012, annual interest is at 10 percent, secured by the 24G project	22,419,849	-

Commercial Bank Weilai Branch
Due August 29, 2010, annual interest is at 10.21 percent, secured by the Company's Jun Jing Yuan I and XinXing Tower projects	-	5,127,528
Annual interest is at 7.29 percent, secured by the Company's Jun Jing Yuan I and XinXing Tower projects and guaranteed by Tsining. $747,328 is payable on December 20, 2010; $747,328 is payable on March 20, 2011; $1,494,657 is payable on June 20, 2011, and $1,793,588 is payable on August 29, 2011	4,782,901	-

Bank of Beijing, Xi’an Branch
Due December 10, 2012, annual interest is at the prime rate of People’s Bank of China, secured by the PuHua project with a minimum repayment of $7.47 million required by December 31, 2011.	22,419,849	12,452,571

Total	$52,312,981	$36,185,705

All loans are used to finance construction projects. All interest paid was capitalized and allocated to various real estate construction projects.

On June 28, 2008, the Company signed a strategic partnership Memorandum of Understanding (“MOU”) with China Construction Bank Xi’an Branch that established a RMB 1 billion (approximately US$149 million) credit line for real estate development by the Company and its subsidiaries. All loans from China Construction Bank Xi’an Branch were fully repaid as at September 30, 2010.

Under the MOU, the Company and its Subsidiaries are required to set up a basic deposit account with China Construction Bank, to maintain a current ratio of not less than 90% and to maintain liabilities to assets ratio of not greater than 65%. Due to the change of corporate structure of the Company, China Construction Bank Xi’an Branch has clarified the current ratio and liabilities to assets ratio calculations to only include the financial information of Tsining and New Land. As of September 30, 2010, the current ratio was approximately 112.6%, and the liabilities to assets ratio was approximately 58.1%.

The bank loans balances were secured by certain of the Company’s real estate held for development or sales with a carrying value of $13,987,502 (December 31, 2009 - $91,657,685) and certain buildings and income producing properties and improvements with a carrying value of $9,747,369 at September 30, 2010 (December 31, 2009 - $9,738,804). The weighted average interest rate on bank loans as at September 30, 2010 was 11.70% (December 31, 2009 – 6.6%).

Note 13 – Fair Value of Financial Instruments

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of the measurement date, September 30, 2010, and the basis for that measurement, by level within the fair value hierarchy:

Fair Value Measurements Using	Assets/Liabilities
	Level 1	Level 2	Level3	At Fair Value
Warrants liability	$-	$2,090,720	$-	$2,090,720
Fair value of embedded derivatives	-	3,078,576	-	3,078,576
Total	$-	$5,169,296	$-	$5,169,296

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

Note 14 – Convertible Debt

On January 28, 2008, the Company issued Senior Secured Convertible Debt due in 2013 (the "Convertible Debt") and warrants to subscribe for common shares for an aggregate purchase price of $20 million. The Convertible Debt bears interest at 5% per annum (computed based on the actual days elapsed in a period of 360 days) of the RMB notional principle amount, payable quarterly in arrears in U.S. Dollars on the first business day of each calendar quarter and on the maturity date. In addition, 1,437,467 five-year warrants were granted with a strike price of $6.07 per common share and are callable if certain stock price thresholds are met. Approximately 215,620 warrants are also available as a management incentive if certain milestones are met. If the aggregate principal amount of the Convertible Debt is reduced to $10 million or less as a result of repayment by the Company or as a result of any optional conversion by the Investors or mandatory conversion by the Company of the Convertible Debt, then each Investor agrees to surrender to the Company warrants for an aggregate number of shares of common stock equal to such Investors’ pro rata share of 107,810 shares. If the aggregate principal amount of the Convertible Debt is reduced to $Nil as a result of repayment by the Company or as a result of any optional conversion by the Investors or mandatory conversion by the Company of the Convertible Debt, then each Investor agrees to surrender to the Company warrants in addition to the 107,810 warrants surrendered pursuant to the $10 million reduction noted above for an aggregate number of shares of common stock equal to such Investor’s pro rata share of 107,810 shares. The Company may hold in treasury and reissue to the officers and directors of the Company any warrants surrendered by the Investors. As of September 30, 2010, the Company did not repay any principle of Convertible Debt and the Investors did not deliver any optional conversion requests to the Company.

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

On June 10, 2010, the Company and the Investors entered into an amendment (the “Amendment”), which grants investors the rights to convert the $11 million Non-convertible Portion of the Convertible Debt at an conversion price of $5.57. The rights expire 5 business days after the effective date that a registration statement is filed by the Company registering the shares to be issued on the conversion.

Note 14 – Convertible Debt (continued)

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

During the three and nine months period ended September 30, 2010, the Company recorded a loss on extinguishment of debt of $Nil and $2,180,492 (2009 -$Nil and $Nil), respectively, which consist of:

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

The fair value change on the debt portion was not material.

The Convertible Debt is secured by a first priority, perfected security interest in certain shares of common stock of Lu Pingji, the Chairman of the Company. The Convertible Debt is subject to events of default customary for convertible securities and for a secured financing.

Both the warrant and embedded conversion option associated with the Convertible Debt meet the definition of a derivative instrument according to the standard, “Accounting for Derivative Instruments and Hedging Activities”.  Because the warrant and the convertible debt are denominated in U.S. dollars but the Company’s functional currency is the Chinese RMB, the exemption from derivative instrument accounting provided by the standard is not available and therefore the warrant and embedded conversion option are recorded as a derivative instrument liability and periodically marked-to-market. The fair value of the warrants and embedded conversion option at September 30, 2010 were determined to be $1,401,531 and $3,078,576, respectively (December 31, 2009 - $3,507,000 and $3,991,047), using the CRR Model with the following assumptions:

	September 30, 2010	December 31, 2009
Expected life	2.33 - 2.42 years	3.08 – 3.16 years
Expected volatility	105%	105%
Risk-free interest rate	0.49 - 0.51%	1.74% - 1.78%
Dividend yield	0%	0%

For the three months ended September 30, 2010, the Company recorded a decrease in fair value for the warrants and embedded derivatives of $224,605 and $958,688, respectively (September 30, 2009 – decrease of $662,080 and $2,695,306). For the nine months ended September 30, 2010, the Company recorded a decrease in fair value for the warrants and embedded derivatives of $2,064,143 and $2,832,023 respectively (September 30, 2009 – increase of $3,604,502 and $3,017,273), in the unaudited condensed consolidated statement of income (loss).

The carrying value of the Convertible Debt is accreted to its stated amount on maturity using the effective interest method. The effective interest rate was determined to be 15.42%. The carrying value of Convertible Debt on September 30, 2010 was $15,873,701 (December 31, 2009 - $14,834,987). Related interest expense and accretion expense for the three months ended September 30, 2010 was $264,859 and $363,624, respectively (September 30, 2009 - $269,221 and $311,319), and for the nine months ended September 30, 2010 was $791,958 and $1,038,732 respectively (September 30, 2009 - $798,894 and $889,305).

Note 15 – Shareholders' Equity

Common stock

1.
As at December 31, 2009, the Company had accrued $252,118 of stock-based compensation to the former CFO and directors as common stock subscribed. A total of 62,014 shares of common stock were issued on January 19, 2010.

2.
The Company initially issued 1,118,403 shares of common stock for the acquisition of Suodi (note 2). The shares were valued at $5,031,695 based on a price per share of $4.50, the closing price of the Company’s common stock on Nasdaq on January 15, 2010, the day the acquisition of Suodi closed.

3.
35,936 warrants issued in 2008 were exercised on a cashless basis and 17,968 shares of common stock were issued. The 35,936 warrants were valued at $41,344 upon exercise and were recorded as additional paid in capital.

4.	The original shareholders of Suodi will return 398,023 shares of common stock to the Company (note 2). The common stock was valued at $1,791,104.

Warrants

Pursuant to accounting guidance, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in a Company's Own Stock", the warrants issued contain a provision permitting the holder to demand payment based on a valuation in certain circumstances. Therefore, the Company recorded the warrants issued through private placements in 2007 as a liability at their fair value on the date of grant and then revalued them to $689,090 at September 30, 2010 (December 31, 2009 - $1,567,191) using the CRR Binomial Lattice Model with the following assumptions:

	September 30, 2010	December 31, 2009
Expected life	1.61 years	2.36 years
Expected volatility	105%	105%
Risk-free interest rate	0.36%	1.33%
Dividend yield	0%	0%

The gain from the change in fair value of warrants for the three months ended September 30, 2010 was $181,216 (September 30, 2009 – loss of $662,080), and the gain for the nine months ended September 30, 2010 were $878,002 (September 30, 2009 – loss of $1,353,688).

Including the fair value of warrants associated with the convertible debt (note 14), the total warrant liability as at September 30, 2010 was $2,090,720 (December 31, 2009 - $5,074,191). The total gain from the change in fair value of warrants for the three months ended September 30, 2010 was $405,821 (September 30, 2009 – gain of $3,042,752). The total gain from the change in fair value of warrants for the nine months ended September 30, 2010 was $3,203,085 (September 30, 2009 – loss of $4,012,736).

The following is a summary of the warrant activity:

	Number of Warrants Outstanding	Weighted Average Exercise Price

December 31, 2009	3,976,883	$5.07
Exercised	35,936	6.07
Expired	-	-
September 30, 2010	3,940,947	$5.06

The following summarizes the weighted-average information about the outstanding warrants as at September 30, 2010:

	Outstanding Warrants
Exercise Price	Number	Average Remaining Contractual Life

$4.50	2,539,416	1.61 years
$6.07	1,401,531	2.42 years
$5.06	3,940,947	1.90 years

Note 16 – Other Income

	For the three months ended		For the nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Interest income	$57,484	$87,650	$235,576	$128,528
Government reimbursement of infrastructure costs	-	259,837	-	1,213,127
Rental income	201,778	643,861	1,042,715	1,812,814
Income from property management services	788,456	116,710	2,264,897	322,313
Gain on disposal of fixed assets	265,812	-	287,460	16,945
Gain on disposal of asset held for sale	1,134,675	-	1,134,675	-
Miscellaneous income	144,648	44,350	182,792	195,632
	$2,592,853	$1,152,408	$5,148,115	$3,689,359

Note 17 – Earnings (Loss) per Share

Earnings per share for the three and nine months ended September 30, 2010, and 2009 were determined by dividing net income (loss) attributable to China Housing & Land Development, Inc. for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

	3 months	3 months	9 months	9 months
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Numerator
Net income attributable to China Housing & Land Development, Inc. – basic	$6,475,466	$12,714,128	$932,303	$3,519,860
Effect of dilutive securities
Warrants – change in fair value	(405,821)	(2,380,672)	(369,884)	-
Convertible debt – change in fair value and interest expense	(595,064)	(2,555,212)	(2,319,064)	-
Income (loss) attributable to China Housing & Land Development, Inc. – diluted	$5,474,581	$7,778,244	$(1,756,645)	$3,519,860
Denominator
Weighted average shares outstanding – basic	33,082,573	31,134,137	32,911,414	30,987,760
Effect of dilutive securities Common Stock subscribed	-	27,278	-	9,193
Warrants	701,547	195,039	291,706
Convertible debt	3,590,664	1,615,799	2,433,234	-
Weighted average shares outstanding – diluted	37,374,784	32,972,253	35,636,354	30,996,953
Earnings per share
Basic earnings per share	$0.20	$0.41	$0.03	$0.11
Diluted earnings (loss) per share	$0.15	$0.24	$(0.05)	$0.11

Note 18 – Commitments and Contingencies

The Company leases part of its office and hotel space under various operating lease agreements with expiry dates between the years 2010 and 2019.

The Company entered into a consulting service contract with a third party. The contract has a set payment schedule which will be realized in less than a year.

The Company also has two land use rights with unpaid balances of approximately $0.9 million and $2.6 million. The balances are not due until the vendor removes the existing building on the land and changes the zoning status of the land use right certificate. Based on the current condition, the Company estimates that the balances will be paid in two years.

The Company entered into an acquisition agreement with Shaanxi Xinxing Construction Co. Ltd. (“Xinxing Construction”) on September 30, 2010 (note 19) for $6,725,955 (RMB 45 million). The Company has paid $2,241,985 (RMB 15 million) (note 5) as a deposit and will pay the remaining balance of $4,483,970 (RMB 30 million) within one year.

All future payments required under the various agreements are summarized below.

	Payment due by period
Commitments and Contingencies	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	After 5 years

Operating leases	$806,405	$171,731	$100,739	$78,137	$78,137	$78,137	$299,524
Consulting contract	280,248	280,248	-	-	-	-	-
Land use rights	3,587,176	941,634	2,645,542	-	-	-	-
Acquisition of Xinxing Construction	4,483,970	4,483,970	-	-	-	-	-
Total	$9,157,799	$5,877,583	$2,746,281	$78,137	$78,137	$78,137	$299,524

Note 19 – Subsequent Events

The Company signed an Equity Transfer Agreement on September 30, 2010 with the shareholders of Shaanxi Xinxing Construction Co., Limited (“Xinxing Construction”) to acquire all outstanding common shares of Xinxing Construction. Xinxing Construction is one of the Company’s construction contractors. One of the Company’s executive officers’ spouse owns 37.83% of common stock of Xinxing Construction.  The Company expects to achieve better construction quality control and cost reduction through the acquisition of Xinxing Construction.

The total purchase price is approximately $6.73 million (RMB 45 million). The Company has made a $2,241,985 (RMB 15 million) deposit (note 5). The remaining balance will be paid by (1) a cash payment of $1,494,657 (RMB 10 million) payable on October 7, 2010, (2) an additional cash payment of $1,494,657 (RMB 10 million) payable on November 30, 2010 and (3) a final cash payment of $1,494,657 (RMB 10 million) payable on February 28, 2011.

If the Company does not make the scheduled payments within 45 days of the scheduled payment dates, there will be a 1% per month penalty on the scheduled payment amounts if the Company does not make the payments.

Based on the nature of the agreement and mutual understanding between the Company and the shareholders of Xinxing Construction, the original shareholders and management of Xinxing Construction transferred the control and operations of Xingxing Construction to the Company on October 1, 2010.

The acquisition will be treated as business combination. The effective control date is October 1, 2010 and the balance sheet and the operations of Xinxing Construction will be consolidated into the consolidated financial statements of the Corporation effective on the same day.

During the three and nine months ended September 30, 2010, the Company has incurred $3,524,880 and $13,348,295      construction costs, respectively, to Xinxing Construction (September 30, 2009 - $6,539,492 and $13,838,016). The construction costs were recorded as construction in progress and expensed as cost of sales of properties when revenues were recognized.

The Company also had $6,793,121 payable and $3,437,830 prepayments to suppliers to Xinxing Construction as of September 30, 2010 (December 31, 2009 - $8,211,171 and $9,266,910).

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

Warrants and derivative liability

As of September 30, 2010, the Company has approximately $2.1 million of warrants liability and $3.1 million of fair value of embedded derivatives on the balance sheet, representing approximately 0.9% and 1.3% of the total liabilities, respectively.

We utilize the Cox-Rubinstein-Ross (“CRR”) Binomial Lattice Model to estimate the fair values of warrants liability and embedded derivatives. The CRR model depends on the following assumptions: the Company’s common stock price underlying the warrants; strike price; conversion price; expected life; expected volatility; risk free interest rate; and dividend rate. We used the CRR Binomial Lattice Model for the past 3 years. We do not expect any significant changes to the assumptions except for the common share price and the expected volatility.

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

During the three months ended September 30, 2010, our common stock price experienced fluctuations with the price decreasing from $2.26 on July 1, 2010 to $2.00 on September 30, 2010. The decrease in stock price caused a decrease in fair value for warrants liability and embedded derivatives. As a result, we recognized approximately $0.41 million as a change in fair value of warrants and $0.96 million as a change in fair value of embedded derivatives, which are all non-cash gains.

The following table summarizes the fair value of warrant liability and embedded derivative as at various periods.

	September 30, 2010	December 31, 2009

Fair value of warrants liability	$2,090,720	$5,074,191
Fair value of embedded derivatives	$3,078,576	$3,991,047

The following tables summarize all the warrants and conversion option outstanding and the assumptions used for their valuations as of September 30, 2010 and December 31, 2009.

Investor Warrants:	9/30/2010	12/31/2009
Strike price	6.07	6.07
Market price	2.00	4.13
Valuation date	9/30/2010	12/31/2009
Expiry date	2/28/2013	2/28/2013
Volatility	105.00%	105.00%
Risk free rate	0.51%	1.78%
Option value	0.70453	2.43971

# of warrants	1,401,531	1,437,467

Value	1,401,531	3,507,000

Investor Warrants: 5-7-2007	9/30/2010	12/31/2009
Strike price	4.50	4.50
Market price	2.00	4.13
Valuation date	9/30/2010	12/31/2009
Expiry date	5/9/2012	5/9/2012
Vlolatility	105.00%	105.00%
Risk free rate	0.36%	1.33%

Option value	0.27136	0.61711

# of warrants	2,539,416	2,539,416

Value	689,189	1,567,191

Conversion Option Valuation:	9/30/2010	12/31/2009
Strike price	5.57	5.57
Market price	2.00	4.13
Valuation date	9/30/2010	12/31/2009
Expiry date	1/28/2013	1/28/2013
Volatility	105.00%	105.00%
Risk free rate	0.49%	1.74%
Option value	0.85738	2.47002

Host Value – principal	20,000,000	9,000,000
Host Value – interest	0	0

Shares issuable on conversion (1)	3,590,664	1,615,799

Option value – principal	3,078,576	3,991,048

Derivative value	3,078,576	3,991,048

(1)  The increase of shares issuable on conversion is due to the Amendment entered into by the Company and the Investors, which grants investors the rights to convert the $11 million Non-convertible Portion of the Convertible Debt on June 10, 2010. Please refer to Note 14 to Financial Statements for detailed information.

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

When real estate costs are determined to be impaired, they are written down to their estimated net realizable value. The Company evaluates the carrying value for impairment based on the undiscounted future cash flows of the assets. Write-downs of real estate costs deemed impaired are recorded as adjustments to the cost basis. There has been no impairment on real estate inventories and no impairment loss has been recorded for the three and nine months ended September 30, 2010 and 2009.

The following summarizes the components of real estate inventories as at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Finished projects	$11,053,744	$20,417,820
Construction in progress	99,662,509	82,585,709

Total real estate held for development or sale	$110,716,253	$103,003,529

Intangible asset

The Company’s intangible asset is related to the exclusive rights to develop 487 acres of land in the Baqiao area acquired in 2007. The Company believes that the cooperation agreement with Baqiao District Government will be extended after June 2011. Based on the prevailing market condition in Xi’an city we concluded that there is no impairment.

According to the agreement with Baqiao District Government, at the beginning of each year, the Company will prepare the annual work plan and have it approved by Baqiao District Government. The annual work plan will include the detailed projects that will be started during that year and the Baqiao District Government is responsible for the land clearance. Due to the delay of land clearance progress, certain scheduled projects have been postponed. The Baqiao District Government acknowledged the delay and informed us of their intention to extend the agreement. Currently, we have 389 acres of land undeveloped and $42.2 million in intangible assets. If there’s any event that leads the Company to believe it’s unlikely to extend the agreement, we will assess the impairment of the intangible asset and write off the intangible asset from our balance sheet.

As of September 30, 2010 and December 31, 2009, intangible asset consists of the following:

	September 30, 2010	December 31, 2009
Intangible acquired	$48,268,223	$47,310,765
Accumulated amortization	(6,076,159)	(5,955,631)

Intangible assets, net	$42,192,065	$41,355,134

The Company evaluates its intangible assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Based on the estimated future cash flows, the Company records a write-down for impairments, if appropriate. For the three and nine months ended September 30, 2010 and 2009, the Company did not record any impairment loss.

The Company amortized the intangible asset based on the percentage of the profit margin realized over the total expected profit margin to be realized from the 487 acre land in the Baqiao project. Amortization expense for the three months ended September 30, 2010 and 2009 amounted to $0 and $0, respectively. Amortization for the nine months ended September 30, 2010 and 2009 amounted to $0 and $4,360,003, respectively. The amortization for the nine months ended September 30, 2009 was due to the acquisition of land for the Puhua project. The amortization was capitalized in the real estate construction in progress.

Management re-evaluated the expected profit margin from the 487 acres of land regularly and recalculated the intangible amortization related to the 2007 land sales and the 2009 land acquired based on the new estimate.

Deposits on land use rights

	September 30, 2010	December 31, 2009

Deposits on land use rights	58,771,753	28,084,346

The increase in Deposits on land use rights was mainly due to the deposits the Company paid for land use rights for JunJing III, Park Plaza, and Golden Bay project between December 31, 2009 and September 30, 2010.

The Company conducts regular reviews of the deposits on land use right. After review and assessment, the Company concluded that there was no significant decrease in the market price and therefore no impairment write-down was required. According to E House (China) Real Estate Research Institute the average residential sale price in Xi’an city was stable in the fiscal quarter ended September 30, 2010. The average sale price increased to 6,560 RMB per square meter (approximately US$ 969 per square meter) from 5,862 RMB per square meter (approximately US$ 859 per square meter) in the second quarter 2010, representing about an 11.9% increase quarter-over-quarter.

Material trends and uncertainties that may impact continuing operations

Changes in national and regional economic conditions, as well as in areas where we conduct our operations and where prospective purchasers of our homes live, may result in more caution on the part of homebuyers resulting in fewer home purchases. According to data from the Xi’an Bureau of Statistics, Xi’an city’s real estate transaction volume (in terms of sq. meter signed) increased about 2.4% in the third quarter of 2010 compared to the same period of 2009. All our projects are currently in Xi’an city. During the third quarter of 2010, our revenue generated from the sale of properties increased approximately 38.4% over same period of 2009.

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

As of September 30, 2010, we had $71,610,809 of cash and cash equivalents, compared to $36,863,216 as of December 31, 2009, representing an increase of $34,747,593.

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

The Company is the first Chinese real estate development company traded on NASDAQ.

By leveraging its background and capabilities, the Company has been able to capitalize on the supply of available land to develop residential and commercial properties, further increase its brand recognition in the development of medium sized residential and commercial real estate projects in greater Xi'an.

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

▪	Projects under construction, where the building construction has started but has not yet been completed; and

▪	Completed projects with units available for sale, where the construction has been finished and most of the units in the buildings have been sold or leased.

  Projects under construction
Project name	Type of Projects	Actual or Estimated Construction Period	Actual or Estimated Pre-sale Commencement Date	Total Site Area (m2)	Total GFA (m2)	Sold GFA by September 30, 2010 (m2)
JunJing II Phase Two	Multi-Family residential & Commercial	Q2/2009 - Q2/2011	Q3/2009	29,800	122,136	114,878
Puhua Phase One	Multi-Family residential & Commercial	Q2/2009 - Q3/2011	Q4/2009	47,600	139,730	71,125
Puhua Phase Two	Multi-Family residential & Commercial	Q2/2010 -Q3/2012	Q2/2010	47.300	218,635	39,516

Project name	Total Number of Units	Number of Units sold by September 30, 2010	Percentage of Completion by September 30, 2010	Estimated Revenue ($ million)	Contract Revenue by September 30, 2010 ($ million)	Recognized Revenue by September 30, 2010 ($ million)
JunJing II Phase Two	1,015	985	86.8%	93.4	88.9	77.9
Puhua Phase One	840	597	49.7%	98.3	41.5	29.8
Puhua Phase Two	1,284	138	26.6%	177.0	12.6	3.6

JunJing II: JunJing II is located at 38 East Hujiamiao, Xi’an, with a total gross floor area (“GFA”) of approximately 248,568 square meters. It is the first Canadian style residential community with “green and energy-saving” characteristics in Xi’an and has won the “National Energy Saving Project” award. The project is divided into 2 phases, namely JunJing II Phase One and JunJing II Phase Two. We started the construction of JunJing II Phase One in the third quarter of 2007 and started the pre-sale campaign in the third quarter of 2007.

The construction of Phase Two commenced in the fourth quarter of 2009 and pre-sales started within the same quarter. As of September 30, 2010, the contract revenue for Phase Two was $88.9 million, of which we have recognized $77.9 million in revenues. Revenue will continue to be recognized as the construction progresses.

Puhua: The Puhua project, the Company’s 79 acre joint venture located in the Baqiao project, has a total land area of 192,582 square meters and an expected gross floor area of approximately 640,000 square meters. In November 2008, the Company entered into an agreement with Prax Capital China Real Estate Fund I, Ltd., to form a joint venture. The joint venture was formed in late 2008, subject to certain conditions and approvals, which have been satisfied. Prax Capital Real Estate Holdings Limited invested US$29.3 million. The joint venture acquired the land use rights early in the third quarter of 2009.

The construction of the Puhua project began in June 2009. The whole project, which consists of four phases, is expected to be completed in the third quarter of 2014, with estimated revenues of $700 million. The Company began accepting pre-sale contracts for units in the Puhua Phase One project on October 24th, 2009. As of September 30, 2010, the contract revenue for Puhua project is $69.3 million, of which we have recognized $33.5 million.

Projects under planning and in progress

Project name	Type of Projects	Estimated Construction Period	Estimated Pre-sale Commencement Date	Total Site Area (m2)	Total GFA (m2)	Total Number of Units
Baqiao New Development Zone	Land Development	2009 - 2020	N/A	N/A	N/A	N/A
JunJing III	Multi-Family residential & Commercial	Q3/2010 - Q3/2012	Q4/2010	7,510	47,153	434
Park Plaza	Multi-Family residential & Commercial	Q4/2010 - Q4/2014	Q1/2011	44,250	180,000	2,000
Golden Bay	Multi-Family residential & Commercial	Q4/2010 - Q4/2014	Q2/2011	146,099	378,887	N/A

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

JunJing III: JunJing III is near our JunJing II project and the city expressway. It has an expected total gross floor area of approximately 7,501 square meters. The project will consist of 3 high rise buildings, each 28 to 30 stories high. The project is targeting middle to high income customers who require a high quality living environment with convenient transportation to the city center. We started construction during the third quarter of 2010 and expect pre-sales to begin during the fourth quarter of 2010. The total estimated revenues from this project are approximately $46 million. JunJing III project was delayed for one quarter due to changes in relevant government procedure on land acquisition. We do not expect further changes on such procedures.

Park Plaza: In July 2009, the Company entered into a Letter of Intent to acquire 44,250 square meters of land in the center of Xi'an for the Park Plaza project. The Company intends to develop a large mid-upper income residential and commercial development project on this site, with a gross floor area of 162, 000 square meters. The four-year construction of Park Plaza is expected to begin in the fourth quarter 2010. We anticipate accepting pre-sale purchase agreements in the first quarter of 2011, and revenues from pre-sale agreements will be recognized when all revenue recognition criteria have been met. The total revenue from Park Plaza is estimated to be $154 million. The Park Plaza project was delayed for one quarter due to changes in relevant government procedure on land acquisition. We do not expect further changes on such procedures.

Golden Bay: The Golden Bay project is located within the Baqiao project, with a total gross floor area of 378,887 square meters. The Golden Bay project will consist of residential buildings as well as a commercial area. Construction is anticipated to begin in the fourth quarter of 2010, and we expect to begin accepting pre-sale purchase agreements in the third quarter of 2011.

 Completed Projects with units available for sale

Project name	Type of Projects	Completion Date	Total Site Area (m2)	Total GFA (m2)	Total Number of Units	Number of Units sold by September 30, 2010
JunJing II Phase One	Multi-Family residential & Commercial	Q4/2009	39,524	141,601	1,193	1,186
Tsining Home IN	Multi-Family residential & Commercial	Q4/2003	8,483	30,072	215	213
Tsining-24G	Hotel, Commercial	Q2/2006	8,227	43,563	773	766
JunJing I	Multi-Family residential & Commercial	Q3/2006	55,588	167,931	1,671	1,644

JunJing II Phase One: JunJing II Phase One consists of 13 residential buildings and 3 auxiliary buildings, including one kindergarten, with a gross floor area of about 136,012 square meters. As of September 30, 2010, JunJing II Phase One has contributed approximately $80 million in revenues. By September 30, 2010, we had sold 1,186 units in the project, which accounts for about 99.4% of all available units totaling approximately 133,428 square meters and about 98.0% of available GFA. This project was delivered to customers at the end of October, 2009.

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

CONSOLIDATED OPERATING RESULTS

Three Months Ended September 30, 2010 Compared With Three Months Ended September 30, 2009

Revenues

Our revenues are mainly derived from the sale of residential and commercial units and buildings, infrastructure work we perform for the local government and land development projects in the Baqiao area.

In the third quarter of 2010, most of our revenues came from Tsining JunJing II Phases Two and Puhua Phase One Project. JunJing II Phase Two consists of 12 buildings, mainly middle and high rises, and began to accept pre-sale contracts in the third quarter of 2009. Puhua Phase One consists of 7 garden houses, 2 mid-rises and 4 high-rises buildings with total expected revenues of approximately $118.6 million. We officially started the pre-sales in the fourth quarter of 2009 and we recognized approximately $10.1 million in the third quarter of 2010.

	Three months	Three months
	ended	ended
Revenues by project:	September 30, 2010	September 30, 2009
US dollars
Project Under Construction
Tsining JunJing II Phase One (Under construction on September 30, 2009)	$-	$12,130,788
Tsining JunJing II Phase Two	15,022,903	8,804,441
Puhua Phase One	10,104,983	-
Puhua Phase Two	2,977,388	-
	-	-
Projects Completed
Tsining JunJing II Phase One	1,200,153
Tsining JunJing I	506,270	(88,081)
Tsining-24G	1,565,565	1,588,845
Additional Project	78,659	292,289
	$31,455,921	$22,728,282

Revenues from the sale of properties

The revenues from the sale of properties in the three months ended September 30, 2010 increased 38.4 percent to $31,455,921 from $22,728,282 in the same period of 2009. The increase was primarily due to the increased revenue from Tsining JunJing II Phase Two and Puhua Project. The presale of Puhua Phase One and Phase Two started in the fourth quarter of 2009 and the third quarter of 2010, respectively. Puhua Project has four phases, which are expected to be completed in 2014.

The following table summarizes details of our most significant projects:

	3 Months Ended	3 Months Ended
Revenues by project:	September 30, 2010	September 30, 2009
US$
Project Under Construction		-
Puhua Phase One Project contract sale	$12,108,057	-
Revenue	$10,104,983	-
Total gross floor area (GFA) available for sale	139,730	-
GFA sold during the period	14,145	-
Remaining GFA available for sale	68,605	-
Phase one percentage of completion	49.7%	-
Percentage GFA sold during the period	10.1%	-
Percentage GFA sold to date	45.4%	-
Average sales price per GFA	850

Puhua Phase Two Project contract sale	$9,538,222
Revenue	$2,977,388
Total gross floor area (GFA) available for sale	218,635
GFA sold during the period	12,768
Remaining GFA available for sale	179,119
Phase two percentage of completion	26.6%
Percentage GFA sold during the period	5.8%
Percentage GFA sold to date	8.7%
Average sales price per GFA	747

Tsining JunJing II Phase Two contract sales	8,515,737	$17,130,432
Revenue	$15,022,403	$8,804,441
Total gross floor area (GFA) available for sale	122,136	112,556
GFA sold during the period	9,931	23,606
Remaining GFA available for sale	7,258	86,494
Percentage of completion	86.8%	47.2%
Percentage GFA sold during the period	8.1%	21.0%
Percentage GFA sold to date	94.1%	23.2%
Average sales price per GFA	$857	$726

Tsining JunJing II Phase One contract sales (Revenues from the project was recorded under project under construction in 2009 and recorded under completed project in 2010)	$1,200,153	$4,824,465
Revenue	$1,200,153	$12,130,788
Total gross floor area (GFA) available for sale	141,601	136,012
GFA sold during the period	1,409	6,801
Remaining GFA available for sale	-	24,549
Percentage of completion	100%	94.4%
Percentage GFA sold during the period	1%	5.0%
Percentage GFA sold to date	100%	82.0%
Average sales price per GFA	$851	$709

Revenues from projects under construction

Puhua Phase One and Phase Two

Puhua Phase One consists of 7 garden houses, 2 mid-rises and 4 high-rises buildings with total expected revenues of approximately $118.6 million. Puhua Phase Two consists of 11 mid-rises and high-rises. The pre-sale of Phase One began in the fourth quarter of 2009 while the pre-sale of Phase Two started in the third quarter of 2010. During the third quarter of 2010, for Puhua Phase One and Phase Two projects, we were able to secure $12.1million and $9.6 million in contract sales respectively, and we recognized revenue of approximately $10.1 million and $3.0 million, respectively.

Tsining JunJing II Phase Two

Tsining JunJing II Phase Two consists of 12 middle-rise and high-rise buildings with total expected revenues of approximately $95.1 million. We started the pre-sales for JunJing II Phase Two in the third quarter of 2009. During the three months ended September 30, 2010, our contract sales totaled $ 8.5 million sales for 76 units and we were able to recognized revenue of approximately $15.0 million using the percentage of completion method.

Please note that the method of percentage of completion was utilized to recognize revenue from January 1, 2008. Only revenue recognition of Tsining JunJing II and Puhua Project is determined under this method. The percentages of completion of the construction for each building as at September 30, 2010 are shown below:

Tsining JunJing II Phase two Buildings	Percentage of Completion
10#	92.90%
11#	97.20%
12#	82.50%
13#	93.91%
16#	92.18%
17#	94.96%
18#	86.36%
19#	94.94%
22#	88.65%
23#	88.72%
24#	84.73%
25#	80.89%

Puhua Phase one	Percentage of Completion
1#	61.97%
2#	86.51%
3#	35.98%
4#	71.15%
5#	39.49%
6#	61.34%
7#	31.42%
8#	57.10%
9#	56.02%
10#	56.16%
11#	32.71%
12#	51.64%
13#	48.15%

Puhua Phase two	Percentage of Completion
14#	26.34%
15#	25.12%
16#	30.37%
17#	33.11%
18#	25.74%
19#	29.00%
20#	29.12%
21#	28.47%
22#	25.37%
23#	30.83%
24#	25.12%

The above represent all of the buildings under construction in JunJing II Phase Two, Puhua Phase One, and Puhua Phase Two.

Revenues from projects completed

The revenue from completed projects totaled $3,350,647 for the three months ended September 30, 2010, compared to $1,793,053 during the same period of 2009. The increase was mainly due to the completion of JunJing II Phase One which was reclassified to completed projects during the fourth quarter of fiscal 2009, and also the increased revenue from sales of JunJing I commercial space.

Other income

Other income includes property management fees, rental income, revenues from the disposal of fixed assets as well as government’s allowance for the equivalent cost of interest on the Company’s investments required to support infrastructure construction, continued river management and suburban planning for the entire Baqiao high-technology industrial park. We recognized $2,592,853 in other income for the three months ended September 30, 2010 compared with $1,152,408 in the same period of 2009. The 125 percent increase can be explained by the following table which summarizes the breakdown of the other income and their changes during the three months ended September30, 2010 and 2009:

	For the three months ended
	September 30,	September 30,
	2010	2009
Interest income	$57,484	$87,650
Government reimbursement of infrastructure costs (1)	-	259,837
Rental income (2)	201,778	643,861
Income from property management services (3)	788,456	116,710
Gain on disposal of fixed assets	265,812
Gain on disposal of asset held for sale (4)	1,134,675	-
Miscellaneous income	144,648	44,350
	$2,592,853	$1,152,408

(1)	There is no more government reimbursement of infrastructure cost in year 2010.

(2)	The decrease in rental income is due to sale of certain rental properties.

(3)	The increase is due to additional projects, especially JunJing II Phase I.

(4)	This item represents the disposal of a portion of JunJing II shopping mall area.

Cost of sales of properties

The cost of sales of properties and land in the three months ended September 30, 2010 increased 41.13 percent to $22,568,245 compared with $15,991,559 in the same period of 2009. The increase was primarily a result of the increased sales in our current selling projects, mainly JunJing II Phase Two, Puhua Phase One and Phase Two projects. As JunJing II Phase Two project is approaching its ending phase, i.e. the project has a high percentage of completion, we were able to recognize additional cost of properties and land in accordance with additional recognized revenue.

Gross profit and profit margin

Gross profit for the three months ended September 30, 2010 was $10,909,305, representing an increase of 47.3 percent from $7,419,475 in the same period of 2009. The gross profit margin for the three months ended September 30, 2010 was 32.0 percent, compared to 31.0 percent in the same period of 2009. Gross profit and gross profit margin increased sequentially due to increased sales and average selling prices of Jun Jing II Phase Two and Puhua projects as well as from the sale of commercial space at certain existing projects which typically carry a higher gross margin than residential apartment sales.

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) for the three months ended September 30, 2010 increased 14.9 percent to $2,873,590 from $2,501,688 in the same period of 2009. The increase in SG&A is associated with the increased sales and increased projects compared with the same period of 2009. SG&A as a percentage of total revenue decreased to 8.4% in the third quarter of 2010 from 10.5% in the third quarter of 2009.

Stock-based compensation

We had no stock-based compensation incurred during the third quarter of 2010 compared to stock-based compensation of $87,777 during the same period of 2009 to our former CFO.

Other expenses

Other expenses consist mainly of late delivery settlements and maintenance costs. Other expenses in the three months ended September 30, 2010 decreased 18.1 percent to $232,493, compared with $284,044 in the same period of 2009.

Net income from business operation and operating profit margin

Net income from business operation in the three months ended September 30, 2010 was $7,005,932 compared with $3,237,063 in the same period of 2009, primarily due to the higher revenues generated by Tsining JunJing II Phase Two and Puhua Phase One and Phase Two projects. As a result, the operating profit margin was 20.1 percent for the third quarter of 2010 compared with 13.6 percent for the same period of 2009 which was in line with our business model. The increase of operating profit and operating profit margin is mainly due to increased sales and increased gross margin.

Interest expense

Interest expense in the three months ended September 30, 2010 increased 3.8 percent to $433,666 from $417,809 in the same period of 2009. This is primarily due to the increase in employee loan interest.

Amendment to the Convertible Debt and Warrants Issued on January 28, 2008

In order to reduce our outstanding debt and interest payment, we reached an agreement with the investors to retire US$11 million of non convertible portion of the US$20 million 5% Senior Secured Convertible Notes, which were issued to the investors in January 2008, thus making the US$ 11 million non-convertible portion convertible. The investors also agreed to exercise all their outstanding warrants associated with the 5% Senior Secured Convertible Notes once a new registration statement covering the US$ 11 million Convertible Notes is declared effective by the Securities and Exchange Commission.

On June 10, 2010, the Company and the investors entered into an amendment (the “Amendment”), which grants the investors the rights to convert the $11 million Non-convertible Portion of the Convertible Notes. The rights expire in 5 business days after the effective date that a registration statement is filed by the Company registering the shares underlying the Notes.

The warrants issued in 2008 were also amended to permit the investors to exercise the warrants on a new provision (in addition to the original cashless exercise provision) to receive one common share for every two warrants held if the investor converts at least 55% of face amount of Convertible Notes held.

In addition, certain investors have agreed to convert 55% of the aggregate face amount of notes to common shares within 5 business days of the effective date of the registration statement filed by the Company. If the investors fail to convert at least 55% of the aggregate amount of the notes this provision lapses and this portion of notes becomes non-convertible and revert back to the terms as if the Amendment did not occur.

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

During the second quarter of fiscal 2010, the Company recorded a loss on extinguishment of debt of $2,180,492, which consists of:

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

The fair value change on the debt portion is not material. There is no gain or loss on extinguishment of debt for the three and nine months ended September 30, 2009.

The Convertible Debt is secured by a first priority, perfected security interest in certain shares of common stock of Lu Pingji, the Chairman of the Company. The Convertible Debt is subject to events of default customary for convertible securities and for a secured financing.

Change in fair value of embedded derivative

The embedded derivative is related to the Company’s $20 million Convertible Debt offering completed in January 2008. The change in the fair value of embedded derivatives was a periodic adjustment to the estimated cost to the Company which was provided by the Cox-Ross-Rubinstein Binomial Lattice valuation model (CRR model)

The CRR model depends on the following assumptions: the Company’s common stock price underlying the warrants; strike price; conversion price; expected life; expected volatility; risk free interest rate; and dividend rate. During the third quarter of 2010, our common stock price experienced large fluctuations with the price decreasing from $2.26 on July 1, 2010 to $2.00 on September 30, 2010. The decrease in stock price and expected volatility caused a decrease in fair value for warrants and the change of fair value was booked as a reverse of non-cash expense.

The company recorded a gain of $958,688 in the change in fair value of embedded derivatives in the three months ended September 30, 2010 compared with a gain of $2,695,306 in the same period of 2009.

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

The change in fair value of warrants resulted in a gain of $405,821 in the three months ended September 30, 2010, compared to a gain of $3,042,752 during the same period of 2009, which consisted of the periodic adjustment to the estimated cost to the company to provide the common shares, assuming that all of the warrants are exercised sometime in the future. The basis for estimating the cost to provide the common shares was provided by the valuation model. The CRR model depends on the following assumptions: the Company’s common stock price underlying the warrants; strike price; expected life; expected volatility; risk free interest rate; and dividend rate. During the third quarter of 2010, our common stock price experienced large fluctuations with the price decreasing from $2.26 on July 1, 2010 to $2.00 on September 30, 2010. The decrease in stock price and expected volatility caused a decrease in fair value for warrants and the change of fair value was booked as a reverse of non-cash expense. During the third quarter of 2009, our common stock price experienced large fluctuations with the price decreasing from $5.58 on July 1, 2009 to $3.85 on September 30, 2009. The increase in stock price and expected volatility caused an increase in fair value for warrants and the change of fair value was booked as a non-cash expense.

Security registration expenses

Pursuant to the agreement with the investors of the 5% Senior Secured Convertible Debt (Note 14), the Company was required to pay the investors certain late registration payments (“Late Payments”) if the company failed to file a Registration Statement within 60 days of the closing date of the 5% Senior Secured Convertible Debt. The Company commenced negotiations with the investors of the 5% Senior Secured Convertible Debt to waive the Late Payments in December 2008, as both parties believed that the registration statement would become effective within a short period of time. However, as the registration statement did not become effective as of September 2009, the investors of the 5% Senior Secured Convertible Debt had decided to claim the Late Payments.

The security registration expenses were $0 for the three months ended September 30, 2010 because the Company has settled the Late Payments in fiscal 2009, compared with $579,775 in the same period of 2009.

Provision of current income taxes

The current income taxes provision for the three months ended September 30, 2010 was $1,926,345 compared with $3,652,886 recovery of income tax. The recovery of income taxes for the three months ended September 30, 2009 was due to the tax settlement between Hao Tai and the local tax bureau. Due to the settlement the Company recovered around $4.86 million in the third quarter of 2009.

Net income

Net income for the three months ended September 30, 2010 decreased 48.7 percent to $6,475,466 compared to $12,714,128 in the same period of 2009.

The decline in net income was a result of multiple factors. We recorded $5.7 million gain in change in four value of derivatives in the third quarter of 2009; the gain in change in fair value of derivatives for the third quarter of 2010 was only $1.4 million. We also had $4.86 million gain in recovery of income taxes in the third quarter of 2009 compared with $0.03 million in the third quarter of 2010.

Basic and diluted earnings per share

Basic earnings per share was $0.20 in the three months ended September 30, 2010, compared to $0.41 in the same period of 2009. Diluted earnings per share was $0.15 in the three months ended September 30, 2010, compared to $0.24 in the same period of 2009. The number of shares outstanding doesn’t change significantly from year to year. Earnings available to distribute decreased to $6,475,466 in third quarter of 2010 from $12,714,128 in the third quarter of 2009.

Common shares used to calculate basic and diluted EPS

The weighted average shares outstanding used to calculate basic earnings per share was 33,082,573 shares in the three months ended September 30, 2010 and 31,134,137 shares in the same period of 2009. The weighted average shares outstanding used to calculate the diluted earnings per share was 37,374,784 shares in the three months ended September 30, 2010 and 32,972,253 shares in the same period of 2009. The dilution is related to warrants and convertible notes which had a dilutive effect.

Foreign exchange

The company operates in China and the functional currency is Chinese Renminbi (RMB) but the reporting currency is U.S. dollar, based on the exchange rate of the two currencies. The accrued gain (loss) on foreign exchange results from the fluctuation of exchange rates which are applied when translating the operating results. The gain on foreign exchange in the three months ended September 30, 2010 was $1,561,913, compared with a gain of $69,244 in the same period of 2009. The increase in gain on foreign exchange was due to foreign exchange fluctuations during the period.

Nine months Ended September 30, 2010 Compared With Nine Months Ended September 30, 2009

Revenues

In the nine months ended September 30, 2010, most of our revenues came from Puhua Project, Tsining JunJing II Phases One and Two, JunJing II Phase One consists of 13 residential buildings and 3 auxiliary buildings, including one kindergarten, with a gross floor area of about 136,012 square meters. This project began to be delivered to customers at the end of October, 2009. JunJing II Phase Two consists of 12 buildings, mainly middle and high rises, and began to accept pre-sale contracts in the third quarter of 2009. Puhua Phase One consists of 7 garden houses, 2 mid-rises and 4 high-rises buildings with total expected revenues of approximately $116.2 million. We officially started the pre-sales in the fourth quarter of 2009 and recognized approximately $33.4 million from Puhua Phase One and Puhua Phase Two for the nine months ended as of September 30, 2010.

	Nine months	Nine months
	ended	ended
Revenues by project:	September 30, 2010	September 30, 2009
US dollars
Project Under Construction
Tsining JunJing II Phase One (Under construction on September 30, 2009)	$-	$45,457,017
Tsining JunJing II Phase Two	56,135,716	9,764,537
Puhua Phase One	29,822,986	-
Puhua Phase Two	3,601,898	-
	-	-
Projects Completed
Tsining JunJing II Phase One	4,335,534
Tsining JunJing I	2,880,109	473,878
Tsining-24G	1,692,425	3,469,461
Additional Project	598,700	670,198
	$99,067,368	$56,835,091

Revenues from the sale of properties

The revenues from the sale of properties in the nine months ended September 30, 2010 increased 74.3 percent to $99,067,368 from $56,835,091 in the same period of 2009. The increase was primarily due to the increased revenue from Tsining JunJing II Phase Two, and Puhua Project. The pre-sale of Phase One began in the fourth quarter of 2009 while the pre-sale of Phase Two started in the third quarter of 2010.

The following table summarizes details of our most significant projects:

Tsining JunJing II Phase two Buildings	Percentage of Completion
10#	92.90%
11#	97.20%
12#	82.50%
13#	93.91%
16#	92.18%
17#	94.96%
18#	86.36%
19#	94.94%
22#	88.65%
23#	88.72%
24#	84.73%
25#	80.89%

Puhua Phase one	Percentage of Completion
1#	61.97%
2#	86.51%
3#	35.98%
4#	71.15%
5#	39.49%
6#	61.34%
7#	31.42%
8#	57.10%
9#	56.02%
10#	56.16%
11#	32.71%
12#	51.64%
13#	48.15%

Puhua Phase two	Percentage of Completion
14#	26.34%
15#	25.12%
16#	30.37%
17#	33.11%
18#	25.74%
19#	29.00%
20#	29.12%
21#	28.47%
22#	25.37%
23#	30.83%
24#	25.12%

Revenues from projects under construction

Tsining JunJing II Phase Two

Tsining JunJing II Phase Two consists of 12 middle-rise and high-rise buildings with total expected revenues of approximately $93.4 million. We officially started the pre-sales in the third quarter of 2009 and were able to secure $48.4 million in contract sales for 468 units of which we recognized approximately $56 million for the 9 months ended September 30, 2010.

Puhua Phase One and Phase Two

Puhua Phase One consists of 7 garden houses, 2 mid-rises and 4 high-rises buildings with total expected revenues of approximately $116.2 million. Puhua Phase Two consists of 11 mid-rises and high-rises. The pre-sale of Phase One began in the fourth quarter of 2009 and we were able to secure $68.4 million in contract sales for the 9 months ended September 30, 2010 of which we recognized approximately $33.4 million for the 9 months ended September 30.

Revenues from projects completed

The revenue from completed projects totaled $9,506,768 for the nine months ended September 30, 2010, compared to $4,613,537 during the same period of 2009. The increase was mainly due to JunJing II Phase One which was completed and reclassified to completed projects during the fourth quarter of fiscal 2009, and increased sales of commercial space at JunJing I project.

Other income

Other income includes property management fees, rental income, revenues from the disposal of fixed assets as well as government’s allowance for the equivalent cost of interest on the Company’s investments required to support infrastructure construction, continued river management and suburban planning for the entire Baqiao high-technology industrial park. We recognized $5,148,115 in other income for the nine months ended September 30, 2010 compared with $3,689,359 in the same period of 2009. The 39.5 percent increase can be explained by the following table which summarizes the breakdown of the other income and their changes during the nine months ended September 30, 2010 and 2009:

	For the nine months ended
	September 30,	September 30,
	2010	2009
Interest income	$235,576	$128,528
Government reimbursement of infrastructure costs (1)	-	1,213,127
Rental income (2)	1,042,715	1,812,814
Income from property management services (3)	2,264,897	322,313
Gain on disposal of fixed assets	289,105	16,945
Gain on disposal of asset held for sale (4)	1,134,675	-
Miscellaneous income	181,147	195,631
	$5,148,115	$3,689,358

(1)	There is no more government reimbursement of infrastructure cost in year 2010.

(2)	The decrease of rental income is due to sale of certain rental properties.

(3)	The increase is due to additional projects, especially JunJing II Phase I.

(4)	This item represents the disposal of a portion of JunJing II shopping mall area.

Cost of sales of properties

The cost of sales of properties in the nine months ended September 30, 2010 increased 86.4 percent to $74,821,470 compared with $40,130,502 in the same period of 2009. The increase was primarily a result of the increased sales in our current selling projects, mainly JunJing II Phase Two, Puhua Phase One and Phase Two projects.

Gross profit and profit margin

Gross profit for the nine months ended September 30, 2010 was $27,709,162, representing an increase of 46.0 percent from $18,973,392 in the same period of 2009. The gross profit margin for the nine months ended September 30, 2010 was 26.6 percent compared with 31.3 percent in the same period of 2009. Gross profit and gross profit margin increased sequentially due to increased sales and average selling prices of Jun Jing II Phase Two and Puhua projects as well as from the sale of commercial space at some existing projects in the third quarter of 2010 which typically carry a higher gross margin than residential apartment sales.

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) for the nine months ended September 30, 2010 increased 56.7 percent to $9,170,039 from $5,853,458 in the same period of 2009. The increase in SG&A is associated with the increased sales and increased projects compared with the same period of 2009. This quarter’s SG&A mainly include marketing expenses associated with Puhua project, as we started our marketing road show in other provinces in Western China. The initiation of JunJing III also increased administrative and marketing expenses. SG&A accounted for 8.8 percent of total revenue for the nine months ended September 30, 2010 compared to 9.7 percent for the same period in 2009.

Stock-based compensation

We incurred no stock-based compensation for the nine months ended September 30, 2010 compared to the 87,777 compensation to the former CFO of the Company.

Other expenses

Other expenses consist mainly of late delivery settlements and maintenance costs. Other expenses in the nine months ended September 30, 2010 decreased 11.3 percent to $420,525 compared with $474,167 in the same period of 2009.

Net income from business operation and operating profit margin

Net income from business operation in the nine months ended September 30, 2010 was $15,691,700 compared with $8,679,382 in the same period of 2009, primarily due to the higher revenues generated by Tsining JunJing II Phase Two and Puhua Phase One and Phase Two projects. The operating profit margin was 15.1 percent for the nine months ended September 30, 2010 compared with 14.3 percent for the same period of 2009. The decline in operating profit margin was primarily due to the sales of the commercial building which had higher gross margin.

Interest expense

Interest expense in the nine months ended September 30, 2010 increased 15.4 percent to $1,388,166 from $1,202,786 in the same period of 2009. This increase was primarily due to the increase of employee loan interest.

Amendment to the Convertible Debt and Warrants Issued on January 28, 2008

See discussion under the three months ended September 30, 2010 section above.

Change in fair value of embedded derivative

The embedded derivative is related to the Company’s $20 million Convertible Debt offering completed in January 2008. The change in the fair value of embedded derivatives was a periodic adjustment to the estimated cost to the Company, which was provided by the Cox-Ross-Rubinstein Binomial Lattice valuation model (CRR model).

The CRR model depends on the following assumptions: the Company’s common stock price underlying the warrants; strike price; conversion price; expected life; expected volatility; risk free interest rate; and dividend rate. During the first nine months of 2010, our common stock price experienced large fluctuations with the price decreasing from $4.13 on January 1, 2010 to $2.00 on September 30, 2010. The decrease in stock price and expected volatility caused a decrease in fair value for warrants and the change of fair value was booked as a reverse of non-cash expense.

The company recorded a gain of $2,832,023 from the change in fair value of embedded derivatives for the nine months ended September 30, 2010 compared with a loss of $3,017,272 in the same period of 2009.

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

The change in fair value of warrants was a reduction of value of $3,203,085 in the nine months ended September 30, 2010, compared to an increase in value of $4,012,736 during the same period of 2009, which consisted of the periodic adjustment to the estimated cost to the company to provide the common shares, assuming that all of the warrants will be exercised sometime in the future. The basis for estimating the cost to provide the common shares was provided by the valuation model. The CRR model depends on the following assumptions: the Company’s common stock price underlying the warrants; strike price; expected life; expected volatility; risk free interest rate; and dividend rate. During the nine months of 2010, our common stock price experienced large fluctuations with the price decreasing from $4.13 on 1 January, 2010 to $2.00 on September 30, 2010. The decrease in stock price and expected volatility caused a decrease in fair value for warrants and the change of fair value was booked as a reverse of non-cash expense.

Security registration expenses

Pursuant to the agreement with the investors of the 5% Senior Secured Convertible Debt (Note 14), the Company was required to pay the investors certain late registration payments (“Late Payments”) if the company failed to file a Registration Statement within 60 days of the closing date of the 5% Senior Secured Convertible Debt. The Company commenced negotiations with the investors of the 5% Senior Secured Convertible Debt to waive the Late Payments in December 2008, as both parties believed that the registration statement would become effective within a short period of time. However, as the registration statement did not become effective as of September 2009, the investors of the 5% Senior Secured Convertible Debt decided to claim the Late Payments.

The security registration expenses were $0 for the nine months ended September 30, 2010 because the Company has settled the Late Payments in fiscal 2009, compared with $1,786,517 in the same period of 2009.

Provision of current income taxes

The provision for current income taxes for the nine months ended September 30, 2010 was $4,467,337 compared with $1,591,331 recovery of income tax. The recovery of income taxes for the three months ended September 30, 2009 was due to the tax settlement between Hao Tai and the local tax bureau. Due to the settlement the Company recovered around $4.86 million in the third quarter of 2009.

Net income

Net income for the nine months ended September 30, 2010 increased 367.8 percent to $15,161,346 compared to $3,240,705 in the same period of 2009.

We believe that the increase in net income was a result of multiple factors. During the nine months ended September 30, 2010, we had more projects generating revenues, compared with the same period in 2009. We also spent more on marketing to enhance sales in light of tightened government policies. Our net income margin, due to the decrease of parking lots sales recovered to 14.5 percent in the third quarter of 2010 from 5.4 percent in the third quarter of 2010.

With the introduction of Puhua, we also expect the gross margin to improve slightly in the future, primarily because of its better quality and higher average price in Puhua. The average selling price increased to RMB 5,084.5 (approximately US$751) per square meter during the third quarter of 2010, compared with RMB4,249 (approximately US$622) per square meter when the company started pre-sales in October 2009.

The periodic revaluation of derivatives and warrants also contributed approximately $1.4 million during the quarter mainly due to the decrease of our common stock price.

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

During the first quarter of 2010, the Company proposed to redeem Prax’s 1000 Class A shares in Success Hill in order to fix the maximum return on Prax’s initial investment.  Both parties then entered into Amended and Restated Shareholders’ Agreement on May 10, 2010. Effective January 1, 2010, the Company will redeem from Prax, and Prax agrees to, all Prax’s Class A Shares within three years by December 31, 2012 for a consideration of the USD equivalent of $86.09 million (RMB 576 million).

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

As at January 1, 2010, the Company recorded a liability of $42,600,511 reflecting the fair value of the redemption amount of Prax’s interest and eliminated the original noncontrolling interest in the equity on the consolidated balance sheet.  The difference of $14,229,043 between the carrying value of the original noncontrolling interests and the fair value of the redemption amount of Prax’s interest has been reflected as a charge to noncontrolling interests. Subsequently, the Company recorded accretion cost on these redeemable noncontrolling interests using the effective interest method based on an effective interest rate of 45%. The related accretion cost incurred for the three and nine months ended September 30, 2010 was $5,044,349 and $13,752,833, respectively (2009 - $Nil and $Nil) and was capitalized in real estate construction in progress.

Basic and diluted earnings per share

Basic earnings per share was $0.03 in the nine months ended September 30, 2010, compared to $0.11 in the same period of 2009. Diluted earnings per share was ($0.05) in the nine months ended September 30, 2010, compared to $0.11 in the same period of 2009. The number of shares outstanding doesn’t change significantly from year to year. Earnings available to distribute decreased from $3,519,860 for the nine months ended September 30, 2009 to $932,303 in the same period 2010. The negative EPS and Diluted EPS are mainly due to Prax restructuring which resulting in the recording of a one-time loss of ($14,229,043).

Common shares used to calculate basic and diluted EPS

The weighted average shares outstanding used to calculate basic earnings per share was 32,911,414 shares in the nine months ended September 30, 2010 and 30,987,760 shares in the same period of 2009. The weighted average shares outstanding used to calculate the diluted earnings per share was 35,636,354 shares in the nine months ended September 30, 2010 and 30,996,953 shares in the same period of 2009. The dilution is related to warrants and convertible notes which have a dilutive effect.

Foreign exchange

The company operates in China and the functional currency is Chinese Renminbi (RMB) but the reporting currency is U.S. dollars, based on the exchange rate of the two currencies. The fluctuation of exchange rates during the nine months ended September 30, 2010 and the same period of 2009, when translating the operating results and financial positions at different exchange rates, created the accrued gain on foreign exchange. The gain on foreign exchange in the nine months ended September 30, 2010 was $2,368,760, compared with the loss of $242,176 in the same period of 2009. The gain was due to significant appreciation of RMB.

Cash flow discussion

There is net cash inflow of $33,393,083 during the nine months ended September 30, 2010 compared with an $18,341,447 cash outflow during the same period of 2009.

The operating activity cash inflow was $23,359,023 in the nine months ended September 30, 2010 while its cash outflow of $10,808,209 in the same period of 2009. The increase is due to the increase of advances from customers amounting to 23,391,607.

A cash outflow of $81,717 in investing activities for the nine months ended September 30, 2010, compared with the cash inflow of $447,990 for the same period of 2009. The decrease is due to that the Company purchases more property and equipment during the nine months ended September 30, 2010.

There was a cash inflow of $9,952,343 for financing activities for the nine months ended September 30, 2010 compared with $7,981,228 of outflow in 2009 due to the additional bank loans drawn.

Debt leverage

Total debt consists of Loans payable, Loans from employees, Bank loans, Convertible Debt and mandatorily redeemable noncontrolling interests in Subsidiaries.

Total debt outstanding as of September 30, 2010 was $132,111,011 compared with $59,801,870 on December 31, 2009. Net debt outstanding (total debt less cash) as of September 30, 2010 was $60,500,202 compared with $22,938,654 on December 31, 2009. The company's net debt as a percentage of total capital (net debt plus shareholders' equity) was 38.3 percent on September30, 2010 and 20.2 percent on December 31, 2009, due to the addition of the mandatorily redeemable noncontrolling interests in Puhua.

Liquidity and capital resources

Our principal liquidity demands are based on the development of new properties, property acquisitions, and general corporate purposes. As of September 30, 2010, we had $71,610,809 of cash and cash equivalents, compared to $36,863,216 as of December 31, 2009, an increase of $34,747,593. Along with progress in projects, we can use the internally generated cash flow to fund daily operation.

The Company leases part of its office and hotel space under various operating lease agreements with expiring dates between 2010 and 2019.

The Company entered into a consulting service contract with a third party, which has a set payment schedule and will be realized in less than a year.

The Company also had two land use rights with unpaid balances of approximately $0.9 million and $2.6 million. The balances are not due until the vendor removes the existing building on the land and changes the zoning status of the land use right certificate. Based on the current condition, the Company estimated that the balances will be paid in two years.

The Company entered into an acquisition agreement with Shaanxi Xinxing Construction Co. Ltd. (“Xinxing Construction”) on September 30, 2010 (note 19) for $6,725,955 (RMB 45 million). The Company has paid $2,241,985 (RMB 15 million) as a deposit and will pay the remaining balance of $4,483,970 (RMB 30 million) within one year.

All future payments required under the various agreements are summarized below.

	Payment due by period
Commitments and Contingencies	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	After 5 years

Operating leases	$806,405	$171,731	$100,739	$78,137	$78,137	$78,137	$299,524
Consulting contract	280,248	280,248	-	-	-	-	-
Land use rights	3,587,176	941,634	2,645,542	-	-	-	-
Acquisition of Xinxing Construction	4,483,970	4,483,970	-	-	-	-	-
Total	$9,157,799	$5,877,583	$2,746,281.1	$78,137.2	$78,137	$78,137	$299,524

Financial obligations

As of September 30, 2010 we had total bank loans of $52,312,981 with a weighted average interest rate of 11.7 percent. Mortgage debt (total bank loans) is secured by the assets of the company.

Bank loans

All loans are used to finance construction projects. All interest paid was capitalized and allocated to various real estate construction projects.

On June 28, 2008, the Company signed a strategic partnership Memorandum of Understanding (“MOU”) with China Construction Bank Xi’an Branch that established a RMB 1 billion (approximately US$149 million) credit line for real estate development by the Company and its subsidiaries. All loans from China Construction Bank Xi’an Branch were fully repaid as at September 30, 2010.

Under the MOU, the Company and its Subsidiaries are required to set up a basic deposit account with China Construction Bank, to maintain a current ratio of not less than 90% and to maintain liabilities to assets ratio of not greater than 65%. Due to the change of corporate structure of the Company, China Construction Bank Xi’an Branch has clarified the current ratio and liabilities to assets ratio calculations only include the financial information of Tsining and New Land. As of September 30, 2010, the current ratio was approximately 112.6%, and the liabilities to assets ratio was approximately 58.1%.

The bank loans balances were secured by certain of the Company’s real estate held for development or sales with a carrying value of $13,987,502 compared to $91,657,685 as of December 31, 2009 and certain buildings and income producing properties and improvements with a carrying value of $9,747,369 at September 30, 2010 compared to $9,738,804 as of December 31, 2009. The weighted average interest rate on bank loans as at September 30, 2010 was 11.7% compare to 6.6% as of December 31, 2009.
Bank loans represent amounts due to various banks. These loans generally can be renewed with the banks when they expire. Bank loans as of September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009

Xi'an Rural Credit Union Zao Yuan Rd. Branch
Due July 3, 2010, annual interest is at 8.496 percent, secured by the Company's Jun Jing Yuan I, Han Yuan and Xin Xing Tower projects	$-	$2,930,017
Due July 2, 2011, annual interest is at 8.614 percent, secured by the Company's Jun Jing Yuan I, Han Yuan and Xin Xing Tower projects	2,690,382	-

China Construction Bank, Xi'an Branch
Due August 27, 2011, annual interest is at a floating interest rate based on 110% of the People’s Bank of China prime rate, secured by the Company's Jun Jing Yuan II project	-	3,223,018
Due September 8, 2012, annual interest is at a floating interest rate based on 110% of the People’s Bank of China prime rate, secured by the Company's Jun Jing Yuan II project	-	12,452,571

Xinhua Trust Investments Ltd.
Due February 10, 2012, annual interest is at 10 percent, secured by the 24G project	22,419,849	-

Commercial Bank Weilai Branch
Due August 29, 2010, annual interest is at 10.21 percent, secured by the Company's Jun Jing Yuan I and XinXing Tower projects	-	5,127,528
Annual interest is at 7.29 percent, secured by the Company's Jun Jing Yuan I and XinXing Tower projects and guaranteed by Tsining. $747,328 is payable on December 20, 2010; $747,328 is payable on March 20, 2011; $1,494,657 is payable on June 20, 2011; $1,793,588 is payable on August 29, 2011	4,782,901	-

Bank of Beijing, Xi’an Branch
Due December 10, 2012, annual interest is at the prime rate of People’s Bank of China, secured by the PuHua project with a minimum repayment of $7.47 million required by December 31, 2011.	22,419,849	12,452,571

Total	$52,312,981	$36,185,705

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to the following market risks, including but not limited to:

General Real Estate Risk

There is a risk that the Company’s property values could go down due to general economic conditions, a weak market for real estate generally, or changing supply and demand. The Company’s property held for sale value, approximately $110.7 million at the end of September 2010, may change due to market fluctuations. Currently, it is valued at our cost which is significantly below the market value.

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

(b)     Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2010, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

We have no material changes to the risk factors previously disclosed in our Form 10-K, as amended, for the year ended December 31, 2009 and the additional risk factors disclosed in our quarterly report on Form 10-Q for the quarter ended June 30, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits