Form 10-K
period 2010-12-31
China Housing & Land Development, Inc.
filed 2011-03-14
CIK 1303330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The number of shares outstanding of our common stock as of July 1, 2010, was 33,065,386 shares. The aggregate market value of the common stock held by non-affiliates (16,705,185 shares), based on the closing market price ($2.26 per share) of the common stock as of July 1, 2010 was $37,753,718.

As of March 14, 2011 the number of shares of the registrant’s classes of common stock outstanding was 35,078,639.

Except as otherwise indicated by the context, references in this Form 10-K to:

☐	“U.S. Dollar,” “$” and “US$” mean the legal currency of the United States of America.
☐	“RMB” means Renminbi, the legal currency of China.

☐	“China” or the “PRC” are references to the People’s Republic of China.
☐	“SEC” is a reference to the Securities & Exchange Commission of the United States of America.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
None	Not applicable

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

PART I

ITEM 1  BUSINESS
OUR COMPANY

We are a leading residential developer with a focus on fast growing Tier II and Tier III cities in Western China. We are dedicated to providing quality and affordable housing to middle class families. The majority of our customers are first time home buyers and first time up-graders, who, we believe, will benefit from China’s rapid gross domestic product (“GDP”) growth and the middle classes’ corresponding increase in purchasing power.

We commenced our operation in Xi’an in 1999 and have been considered as one of the industry leaders and one of the largest private residential developers in the region. We have experienced significant growth in the past 12 years and have completed over 1.3 million square meters of residential projects. Through the utilization of modern design and technology, as well as a strict cost control system, we are able to offer our customers high quality, cost-effective products. Most of our projects are designed by world-class architecture firms from the United States, Canada and Europe that have introduced advanced “eco” and “green” technologies into our projects.

As we are focusing primarily on the demand from first time home buyers and first time up-graders in Western China, the majority of our apartments have sizes in the range of 70 square meters to 120 square meters; with such sizes considered to be a stable market section of the residential real estate market in Western China. Our typical residential project is approximately 100,000 square meters in size and consists of multiple high-rise, middle-rise and low-rise buildings as well as the community center, commercial units, educational facilities such as kindergartens and other auxiliary facilities. In addition, we provide property management services to our developments and have exclusive membership systems for our customers. We typically generate a large portion of our sales through the recommendations of our existing customers.

We acquire our land reserves and development sites through primary land development with the local government, open-market auctions and acquisition of old factories from the government and distressed assets from commercial banks. We do not depend on a single land acquisition method and this facilitates our acquisition of the land at a reasonable cost and also in receiving higher returns on our investments from our developments. We intend to continue our expansion into other strategically selected cities in Western China by leveraging our brand name and scalable business model.

Our Strategies

We are primarily focused on the development, construction, and management and sale of residential real estate properties to capitalize on the rising demand for real estate from China’s emerging middle class.  We strive to become the market leader in Western China and plan to implement the following specific strategies to achieve our goal:

Consolidate through Acquisition and Partnership. Currently, the residential real estate market in Western China is fragmented with many small players. We believe that this market fragmentation will provide us with opportunities for acquisitions or partnerships. We believe acquisitions will provide us better leverage in negotiations and better economies of scale.

Expand into Other Tier II and Tier III Cities. We believe our proven business model and expertise can be replicated in other Tier II and Tier III cities, especially in Western China. As such, we have identified certain cities that possess attractive replication dynamics.

Continue to Focus on the Middle Market. Since the middle class has growing purchasing power and, as a result of prevailing Chinese culture and values, a strong desire to own homes, we believe the demands for residential real estate from the emerging middle class will offer attractive opportunities for growth of our Company. Thus, we plan to leverage our brand name, experience and design capabilities to meet these demands from the middle class.

Our Competitive Strengths

We believe we have the following competitive strengths which will enable us to compete effectively and to capitalize on the growth opportunities in our market:

Leading position in our market and industry
We are one of the largest private residential real estate developers in western China. We believe that we have strong design and sales capabilities as well as a well-regarded brand name in the region. Due to strong local project experience and long term relationships with the central and local governments, we have been able to acquire significant land assets at reasonable costs, thereby providing a strong pipeline of potential future business and revenues over the next three to five years.

Attractive market opportunity
The real estate market in western China has grown slower than that of eastern China. We believe the region is well positioned to grow at faster rates for the next few years due to social, economic, regulatory and government stimulus-related factors. Our real estate sales has recovered from the 2008 economic downturn with growth from US$24,306,062 in 2008 to US$78,511,269 in 2009 to US$131,472,461 in 2010. Our business model has proven to be efficient and we plan to expand into other Tier II and Tier III cities in western China. Our growth strategy is focused on western China, and we believe we will significantly benefit from the Chinese government’s “Go West” policy, which encourages economic development and population movement to western China.

Unique and proven business model
Due to strong local project experience and long term working relationships with the central and local governments, we have been able to acquire land assets at more reasonable costs than our competitors. We are primarily focused on capitalizing on rising demand for properties from China’s emerging middle class, which has significant purchasing power and a strong demand for residential housing. In order to leverage our brand to appeal to the middle class, we use various advertising media to market our property developments and to reach our target demographic, including newspapers, magazines, television, radio, e-marketing and outdoor billboards. We believe that our brand is widely recognized in our market and known for high quality products at cost-effective prices.

Experienced management team
We have an experienced management team with a proven track record of developing and expanding our operations. Our top five managers have a total of more than 90 years of experience in developing residential properties. As a result, we have developed extensive core competencies, supplemented by in-house training and development programs. We believe that our management’s core competencies, extensive industry experience and long-term vision and strategy will enable us to effectively realize growth opportunities.

Greater access to financing through multiple channels
We enjoy multiple long term relationships with a number of high quality Chinese banks and these relationships ensure timely access to capital.  Our loan facilities are mainly used for development projects and day to day running of the business. Besides traditional banks, we are also working with other financial institutions, such as trust companies and real estate funds to diversify our funding channels and risks.

Corporate History

We are a Nevada company and substantially conduct all of our business through our operating subsidiaries in China. We were incorporated in the state of Nevada on July 6, 2004, as Pacific Northwest Productions Inc. On May 5, 2006, we changed our name to China Housing & Land Development, Inc. Currently we own 7 operating subsidiaries, 3 Hong Kong Special Purpose Vehicle (“SPV”) and 3 British Virgin Inland holding companies (“BVI”). The BVI holding companies and Hong Kong SPV companies have holding function only.

On April 21, 2006, we acquired 100% of the shares of Xi’an Tsining Housing Development Co., Ltd (“Tsining”) through a share purchase agreement.

On March 9, 2007, we acquired 100% of the shares of Xi’an New Land Development Co., Ltd. (“New Land”).

On November 5, 2008, the Company and Prax Capital entered into a Joint Venture agreement to set up Puhua (Xi’an) Real Estate Development Co., Ltd.(“Puhua”). On May 10, 2010, the Company signed an Amended and Restated Shareholders' Agreement with Prax Capital which is effective on January 1, 2010. The Company is committed to redeem Prax's investment. As a result, the Company consolidates 100% of Puhua in 2010.

On January 20, 2009, we signed an equity purchase agreement with the shareholders of Xi’an Xinxing Property management Co., Ltd. (Xinxing Property) and acquired 100% ownership of Xinxing Property.

On January 15, 2010, we acquired 100% ownership of Suodi Co., Ltd., (“Suodi”).

On March 31, 2010, we incorporated Xinxing Fangzhou Housing Development Co., Ltd., (“Fangzhou”).

On October 1, 2010, we acquired 100% shares of Xinxing Construction Co., Ltd. (“Xinxing Construction”).

BUSINESS

Overview

We are a leading real estate development company headquartered in Xi’an doing business primarily in the western part of China. As such, we focus on real estate development opportunities in the region.

Through our subsidiaries located in China, we are engaged in the development, construction, sale and management of residential and commercial real estate units, as well as land development in Shaanxi province, China. Tsining has completed a number of significant real estate development projects in Xi’an. Through Tsining, we plan to expand our business into other developing urban markets in western China.

Our business model has proven to be efficient and profitable since inception. We divide each project into 5 deployment phases, spanning from land acquisition to after sale services.

Our average project development lasts over 2 years, and provides us with initial revenues after 3 quarters.

Land Acquisition
To date, we have been successful in acquiring land from many sources including open market auctions, co-development with local governments and through the acquisition of distressed assets, such as bankrupt factories. We have achieved this through long term relationships with the central and local governments. We rarely enter open bidding for land.

Planning & Design
We work with world class architecture firms for most of our projects and maintain an in-house design team to supplement projects with our significant local knowledge. We also deploy an advanced cost control system and an enterprise resource planning system, which enable us to monitor and analyze our construction costs and progress on a daily basis.

Construction
We acquired Xinxing Construction Co., Ltd. on October 1, 2010. Through ownership of our own construction arm, we can better guarantee our customers high quality housing products. We can also enhance our cost control procedures in monitoring the construction process and thereby increase our margin. Furthermore, we can maintain our strong track record of providing quality on-time delivery.

Marketing & Pre-Sales
We initiate the pre-sales process once we finish the foundation construction and receive the pre-sales permits from the government – our sales efforts are partly outsourced to external professionals. Currently, we work with well known sales agents, such as E-House and World Union Properties, which ranked number 1 and 2 in China, respectively, to assist with the sales of the properties we develop. Pre-sales provide us with income and many of our projects become cash flow positive within 9 months.

After Sales Service
We always follow-up with our customers after a sale to foster good and lasting relationships as well as future recommendations. We also have a wholly-owned property management company which performs integrated after-sales services, such as maintenance.

Corporate Information

Our principal executive office is located at 6 Youyi Lu, Han Yuan 4th Floor, Xi’an, 710054, People’s Republic of China. Our telephone number at this address is (86-29) 8258-2632 and our fax number is (86-29) 8258-2640.

Investor inquiries should be directed to us at the address and telephone number of our principal executive offices set forth above. Our website is http://www.chldinc.com.

Our Industry

We primarily focus on the development, construction, sale and management of residential real estate properties in order to provide affordable housing to middle class consumers in western China. Our target demographic primarily consists of first time purchasers and first time up-graders. Our current development projects are mainly located in Xi’an, Shaanxi Province, in the PRC. We are in the process of expanding into other Tier II and Tier III cities in western China.

Overall Industry Overview

In early 2000, the Chinese real estate industry started to transition towards a market-oriented system. Although the Chinese government still owns all of the urban land in China, land use rights with terms of up to 70 years, can be granted to, and owned or leased by, private individuals and companies. A large and active market in the private sector has developed for sales and transfers of land use rights which were initially granted by the Chinese government. All property units built on such land belong to private developers for the term of period indicated. The recent transition in the real estate industry’s structure in China has fostered the development of real estate-related businesses, such as property development, property management and real estate agencies.

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

Source: China Statistic Year Book (all government data is based on calendar year)

Growth Drivers

Western China
We believe the residential real estate industry is well positioned to grow at comparable rates for the next few years due to social, economic, regulatory and government stimulus-related factors.  Key growth drivers include the following:

•
“Go West” policy. The “Go West” policy encourages economic development and population movement to western China which includes: 6 provinces, 5 autonomous regions and 1 municipality; these areas comprise 56% of mainland China’s land with only approximately 23% of its population. The policy was issued in 1999, and the whole plan is divided into 3 phases. Phase I includes the development of infrastructure (transport, hydropower plants, energy, and telecommunications), enticement of foreign investment, increased efforts on ecological protection (such as reforestation), promotion of education, and retention of talent flowing to richer provinces. As a result, significant foreign and domestic investments in Xi’an and throughout western China are set to support the growth of middle class incomes. Also, the strong demand in residential properties is driven, in part, by increasing urbanization.

Source: China Statistic Year Book (all government data is based on calendar year)

•
Increasing Urbanization in Western China. The urban population in China has grown significantly over the past 10 years, creating higher demand for housing in many cities. The following table sets forth China’s urban population, total population and urbanization rates for the periods indicated:

•
New urbanization trends of population to the West. Urbanization in the Tier II cities is faster than the total population growth. Over 300 million urban new comers are expected to need housing in the next two decades. According to data of Xi’an Statistical Bureau, in 2008 the population of Xi’an was 8.4 million, and the urban rate was 47%. The government projects the population will increase to 10.7 million and the urban rate will reach 80% in 2020.

Source: National Bureau of Statistics.

•
China’s Rapidly Growing Middle-Class Population.  China’s current population stands at over 1.3 billion and is expected to reach 1.4 billion by 2026. The middle-class is the fastest growing segment of the population with 130 million people in 2006 and expected to grow to 500 million by 2026. The middle class is defined as house-holds with an annual income of between $6,000 and $25,000, with housing the number one spending category. The rapid urbanization, growth in consumer spending coupled with the significant growth of the urban disposable income per capita (more than doubled from 2003 to 2009) and low home ownership levels compared to Western countries make the middle class a massive driver of the future growth of the Chinese real estate market.

Source: PRC State Council Development Research Center, National Bureau of Statistics, and Monitor Group.

Government Policies.

Type of Cities in China

China has 167 cities with a population of over 1 million. These cities are divided into 3 categories/tiers.

There are significant differences distinguishing Tier I cities from Tier II and Tier III cities in China:

Tier I
A group of four cities, located near the East Coast of China, compose the group of Tier I cities: Beijing, Shanghai, Shenzhen, and Guangzhou. These cities are more urbanized and have higher GDPs per capita than Tier II and Tier III cities. The residential real estate prices in Tier I cities have been skyrocketing and these price fluctuations are the catalyst for many government policy changes.

Tier II and III
There are over 35 Tier II and III cities with an aggregate population of 215 million people. The demand for real estate properties in Tier II and Tier III cities is strong. Industrial expansion and improved infrastructure will support continued urbanization and fuel the growth of the real estate sector in these cities.

Typically, housing is affordable for consumers in Tier II and Tier III cities compared to Tier I cities. Disposable income in Tier II and Tier III cities increased faster than real estate prices and overall saving rates in Tier II ad Tier III cities have been higher than in Tier I cities.

Source: Bureau of Statistics of the above cities

Economic Developments
Rapid economic growth in eastern China has made Tier I cities more mature, making Tier II and Tier III cities a viable alternative for companies looking to reduce their costs. This has subsequently caused a movement towards these Tier II and Tier III cities. Multinational corporations have been expanding out of mega cities along the East Coast of China, such as Beijing, Shanghai, and Shenzhen, into neighboring and inland cities. Intel, for example, recently opened a development center in Chengdu, while the Liberty Mutual Group, the U.S. insurance giant, has chosen Chongqing for its Chinese headquarters. Unilever relocated its Chinese headquarters from Shanghai to the neighboring province of Hefei due to the lower labor and land costs as well as the city’s strategic location.

The Chinese government has also been instrumental in stimulating regional growth by designating certain second-tier regions as priority zones. These actions are benefitting Xi’an, our primary market. Furthermore, beyond regional growth, local growth saw Xi’an’s urban disposable income grow by 17.3% in 2010.

As the ripple effect of economic growth continues to permeate Tier II cities and create a healthy environment for real estate development, leading indicators are signaling continuing moderate growth in local property markets.

Source: CEIC and E-House Company Reports.

City of Xi’an

Background
Xi’an served as the capital of China during 13 dynasties (from West Zhou in 1066 BC to Tang in 907 AD) and is well known for its Terracotta Army and other famous historic landmarks. Today, the city’s economic leadership is derived from its high-technology, pharmaceutical, military, aerospace, tourism, and advanced education industries.  The central government’s “Go West” policy has designated Xi’an as the regional economic hub of western China. To further encourage western China’s development, the central government plans to establish the Central Shanxi Plain Economic Region that will help enable the free flow of people, skills, capital, and trade amongst the western provinces. Xi’an, as the economic center of western China, will play a unique leadership role among the western Tier II cities.

Xi’an is becoming an international city which boasts a large and educated work force. The city has China’s third largest university-educated workforce, making it a hotbed for research & development (“R&D”), high-technology manufacturing and information technology (“IT”) solutions.  Xi’an has begun to attract high-tech companies, including IBM, Applied Materials, Micron Technology, and Infineon. Applied Materials, for example, selected Xi’an for its $255 million phase one R&D center that will design and develop equipment for semiconductor chip manufacturing. In addition, Micron Technology has invested $250 million in Xi’an for packaging and testing of semiconductor chips, and GE will establish its China innovation center in Xi’an in 2011.

China has announced its intention to become a world-class center for information technology R&D, production, outsourcing and services to rival and perhaps surpass the success of India’s IT industry. Xi’an is expected to play an important role in that effort, having been designated by the government as one of five China “Outsourcing Bases”. Similar to Bangalore and Hyderabad in India, the Xi’an local government is carving out a niche in IT outsourcing by creating the 400,000 square-meter Xi’an Software Park (the “Park”). The Park has already attracted top software and technology companies, including IBM, which is the government’s joint venture partner in creating the Park. Sybase, SPSS, Nortel, Fujouru, and NEC are already operating in the Park.

The Xi’an local government has laid out a master plan through the year 2020 to foster economic transformation and urbanization. For example, Xi’an is now limiting development in the city’s famous historical “Gated Wall City” (or “Inner Ring”), which will be revamped primarily for tourism. The city plans to relocate about 450,000 residents from the Inner Ring to the second, third, and fourth rings of the city and beyond.  One of the most ambitious plans is the development of a new satellite city in the Baqiao district, about eight kilometers from Xi’an’s city center. The Xi’an local government is developing the Baqiao district into the “First Water City of the West”, complete with high-end residential properties and hotels, international convention centers and a high-technology industry center. The new urban area will be home to 900,000 middle-to-upper income residents and for firms in industries that include R&D, services and high-technology, plus the potential headquarters for the Chinese operations of multinational corporations.

Emerging as an International City
Been approved by central government to be one of three international cities in China along with Beijing and Shanghai, Xi’an’s local government has been proactive in enhancing the city’s international image by hosting world class events like the Euro-Asia Economic Forum every second year and the Formula One Powerboat World Championship. To attract international tourists, Xi’an is leveraging its famous historical and cultural significance. Xi’an has revamped its tourism infrastructure in numerous ways, including the redevelopment of the famous Terracotta historical park. It also has selected China’s largest construction company to build a RMB 20 billion ($3 billion) theme park and residential and commercial redevelopment project on the grounds of the famous Da Ming Gong Palace that was built 1,300 years ago during the Tang Dynasty. The city has also built out infrastructure to attract international travelers and, in turn, is drawing large foreign retailers. Several large retailers have entered Xi’an, including Wal-mart, Carrefour, and Metro of Germany. Xi’an’s historic mystique and economic potential have also lured top luxury brands, including Louis Vuitton, Gucci, Prada and Versace to open outlets in the city.

Xi’an real estate market

Strong fundamentals
We believe that demographic and economic factors, including the emerging high-tech industries and the increasing influx of foreign capital will stimulate Xi’an’s future growth. In 2008, the Xi’an population was 8.4 million people, the average urban living area per person was 26.3 square meters, lower than China’s urban average of 28 square meters per person in the same year. Xi’an has announced projections of population increases to 10.7 million and average living area per person to 33 square meters by 2020. This will require an additional 132 million square meters of new residential development by 2020. Despite the solid economic growth and rising housing demand, average real estate prices in Xi’an are still less than half of those in the mega cities such as Shanghai, Beijing and Shenzhen.

Xi’an: Growing, leading, and still affordable
In conjunction with its role as the economic hub of western China, Xi’an’s disposable income per capita has increased significantly over the past several years, as shown below. However, compared with other cities, Xi’an’s housing is relatively affordable.

Source: Xi’an bureau of statistics	Source: Bureau of statistics of above cities.

Source: NBS, Xi’an Bureau of Statistics, CEIC	Source: NBS, Xi’an Bureau of Statistics, CEIC

2010 Xi’an market update

With the seasonality impact due to Chinese New Year, and a series of national policies imposed on Chinese real estate market, the first half of 2010 saw a marked slowdown in Xi’an’s real estate industry, which is in line with the performance of the national real estate market during the same time period. However, unlike the markets in the Tier I cities which were largely impacted by the policies, Xi’an’s real estate market started to recover after customer hesitation with respect to the impact of the policies subsided in May. The market stayed hot from June through the remainder of the year. Both sales volume and prices increased. Total volume increased 1% to 14.2 million square meters, while average selling price per square meter increased 22.2% from RMB 5,083 to RMB 6,211.

Xi’an’s Transaction and Supply in 2010

Source: E House (China) report.

Supply/demand in Xi’an
According to a Chinese Real Estate Investment Council’s (the “CRIC”) research report, the demand and supply of residential real estate in Xi’an area is considered stable. During 2010, the total new supply of salable ground floor area (“GFA”) to the Xi’an market was 12.8 million square meters, and sold area was reached 14.2 million square meters. This imbalance has caused the market inventory to decrease significantly. Even with the national policies targeting speculation in the real estate market introduced in April, 2010, GFA sold maintained stable levels during the entire year and totaled 14.2 million square meters.

Competitive Landscape

The real estate development business in China is organized into 4 levels under the structure of the “Qualification Certificate for Real Estate Development Enterprises”. The starting level is Level 4 (see table below). A company may climb the scale to participate in larger projects. However, only one level may be ascended per year. We attained Level 1 status under the Chinese Ministry of Construction licensing policy in December 2009.

	Registered Capital (million)		Experience (years)	Developed Area (square feet)
Level 1	US$	6.25	5	3,229,278
Level 2	US$	2.5	3	1,614,639
Level 3	US$	1	2	538,213
Level 4	US$	0.125	1	N/A

On the national level, there are numerous Level 1 companies involved in real estate projects across China (to develop in multiple regions a Level 1 status is required). There are 79 housing and land development companies listed on the Shanghai, Shenzhen and Hong Kong Stock Exchanges. However, such companies usually undertake large scale projects and their projects focus on high-end family. We do not consider them to be our direct competitors as we target small to medium size projects, and focus on middle-class family residences.

We are aware of two companies in Xi’an which could be considered to be our direct competitors in the small to medium sized project sector:

(i)
Xi’an Tande C., Ltd. (Level 1) (“Tande”), is one of the largest real estate developers in Xi’an. Tande is a state-owned enterprise established in May 1991 and subsequently listed on the Shanghai Exchange in 2006. Tande generally undertakes larger scale projects and already expanded their business into Shengzhen, Suzhou and Tianjing by 2007. By the end of December, 2010, Tande had completed fourteen projects. As Tande is state-owned, they need to complete some government projects including building public spaces and infrastructure. These requirements can negatively impact their profitability.

(ii)
Xi’an Ziwei Development Company (Level 1) (“Ziwei”), a state-owned enterprise established in 1999. This company has five projects completed with a total construction area of around 4 million square meters. It has eight projects currently under development with a total construction area of 1.5 million square meters. Since Ziwei is controlled by the Xi’an High-Tech Zone Government most of Ziwei’s developments are located in the northwest section of Xi’an city.

Company Section

Projects under construction

Project Name	Type of Projects	Actual or Estimated Construction Period	Actual or Estimated Pre-sale Commencement Date	Total Site Area (m2)	Total Gross Floor Area (m2)	Sold GFA by December 31, 2010 (m2)
JunJing II phase two	Multi-Family residential & Commercial	Q2/ 2009 - Q2/2011	Q3/2009	29,800	122,136	120,349

Puhua Phase One	Multi-Family residential & Commercial	Q4/2009 - Q3/2011	Q4/2009	47,600	139,730	89,533

Puhua Phase Two	Multi-Family residential & Commercial	Q2/2010 - Q3/2012	Q2/2010	47,300	218,635	27,142

Project name	Total Number of Units	Number of Units sold by December 31, 2010	Estimated Revenue ($million)	Contracted Revenue by December 31, 2010 ($million)	Recognized Revenue by December 31, 2010 ($million)
JunJing II phase two	1,015	1,006	95.1	93.0	89.2

Puhua Phase One	840	792	118.6	68.9	41.1

Puhua Phase Two	1,284	234	200.9	20.5	7.3

JunJing II: JunJing II is located at 38 East Hujiamiao, Xi’an, with total GFA of approximately 248,568 square meters. It is our first “Canadian” style residential community and has “green and energy-saving” characteristics. The project is divided into 2 phases, namely JunJing II phase one and JunJing II phase two. We started the construction of JunJing II phase one in the third quarter of 2007 and started the pre-sale campaign in the second quarter of 2007.

The construction of phase two commenced in the second quarter of 2009 and pre-sales started within the same quarter. As of December 31, 2010, the contract revenue for phase two was $93 million, of which we had recognized $89.2 million in revenues. Revenues will continue to be recognized as the construction progresses.

Puhua: The Puhua project, the Company’s 79 acre project located in the Baqiao New Development Zone, has a total land area of 192,582 square meters and an expected GFA of approximately 640,000 square meters.

The construction of the Puhua project began in June 2009. The whole project, which consists of four phases, is expected to be completed in the third quarter of 2014, with estimated revenues of $700 million. The Company began accepting pre-sale contracts for units in the Puhua Phase One project on October 24th, 2009. As of December 31, 2010, the contract revenue for Puhua project was $89.4 million.

Projects under planning and in process

Project Name	Type of Projects	Estimated Construction Period	Estimated Pre-sale Commencement	Total Site Area (m2)	Total GFA (m2)	Total Number of Units
Baqiao New Development Zone	Land Development	2009- 2020	N/A	N/A	N/A	N/A
JunJing III	Multi-Family residential & Commercial	Q4/2010 - Q1/2012	Q2/2011	8,094	49,636	570
Park Plaza	Multi-Family residential & Commercial	Q2/2011 - Q4/2014	Q3/2011	44,250	141,822	2,000
Golden Bay	Multi-Family residential & Commercial	Q2/2011 - Q4/2014	Q3/2011	146,099	252,540	N/A
Textile City	Multi-Family residential & Commercial	Q3/2012 -Q3/2018	Q3/2012	433,014	630,000	N/A

Baqiao New Development Zone: On March 9, 2007, we entered into a Share Transfer Agreement with the shareholders of Xi’an New Land Development Co., Ltd. (“New Land”), under which the Company acquired 32,000,000 shares of New Land, constituting 100% equity ownership of New Land. This acquisition gave the Company the exclusive right to develop and sell 487 acres of land in a newly designated satellite city of Xi’an (the “Baqiao Project”).

Xi’an has designated the Baqiao District as a major resettlement zone where the city expects 900,000 middle to upper income inhabitants to settle. The Xi’an local government intends to create a thriving commercial and residential zone similar to Pudong, Shanghai, which has provided many new economic opportunities and significant amounts of housing for Shanghai’s growing population.

The Xi’an municipal government plans investments of RMB 50 billion (over $7.6 billion) in infrastructure in the Baqiao New Development Zone. The construction of a large-scale public wetland park is well underway. It will embellish the natural environment adjacent to China Housing’s Baqiao Project.

Through our New Land subsidiary, we sold 18.4 acres to another developer in 2007 and generated about $24.41 million in revenue.

In 2008, we established a joint venture with Prax Capital Real Estate Holdings Limited (“Prax Capital”) to develop 79 acres within the Baqiao Project, which will be the first phase of the Baqiao Project’s development. Prax Capital invested $29.3 million cash in the joint venture. The joint venture is further described in the Puhua section below.

In December 2010, we signed a preliminary contract with the government with the intention to acquire a 107 acre tract of land for development of a new real estate housing project. The new project, with an estimated total GFA of 630,000 square meters, is expected to begin in the third quarter of 2011.

After selling 18.4 acres and placing 79 acres in Puhua project and setting aside approximately 42 acres for the Golden Bay Project, about 348 acres remained available for the Company to develop in the Baqiao Project.

JunJing III: JunJing III is located near our JunJing II project and the city expressway. It will have an expected total GFA of about 49,636 square meters. The project will consist of 3 high rise buildings, each 28 to 30 stories high. The project is targeting middle to high income customers who require a high quality living environment and convenient transportation to the city center. We started construction during the fourth quarter of 2010 and expect pre-sales to begin during the second quarter of 2011. The total estimated revenue from this project is about $46 million.

Park Plaza: In July 2009, the Company entered into a Letter of Intent to acquire 44,250 square meters of land in the center of Xi’an for the Park Plaza project. The Company intends to develop a large mid-upper income residential and commercial development project on this site, with a gross floor area of 141,822 square meters. The four-year construction of Park Plaza was expected to begin in the second quarter 2011. We anticipated accepting pre-sale purchase agreements in the third quarter of 2011, and revenues from pre-sale agreements will begin to be recognized when all revenue recognition criteria have been met. The total revenue from Park Plaza is estimated to be $154 million.

Golden Bay: The Golden Bay project is located within the Baqiao project, with a total GFA of 252,540 square meters. The Golden Bay project will consist of residential buildings as well as a commercial area. Construction was anticipated to begin in the second quarter of 2011, and we expect to begin accepting pre-sale purchase agreements in the third quarter of 2011.

Textile City: The Textile City project is located within the Baqiao New Development Zone. The project consists of residential buildings and a commercial area. Construction is expected to start in the third quarter of 2012, and the entire project will take 5 years.

Major Completed Projects with units available for sale

Project name	Type of Projects	Completion Date	Total Site Area (m2)	Total GFA (m2)	Total Number of Units	Number of Units sold by December31, 2010
JunJing II Phase One	Multi-Family residential & Commercial	Q4/2009	39,524	141,601	1,191	1,175
Tsining-24G	Hotel, Commercial	Q2/2006	8,227	43,563	773	758
JunJing I	Multi-Family residential & Commercial	Q3/2006	55,588	167,931	1,671	1,655

We started the construction of JunJing II phase one in the third quarter of 2007 and started the pre-sale campaign in the second quarter of 2007.  The project was completed in December 2009 and generated total revenue of $86 million.

Tsining-24G: 133 Changle Road, Xi’an. 24G is a redevelopment of an existing 26 floor building, located in the center of the most mature and developed commercial belt of the city. This upscale development includes secured parking, cable TV, hot water, air conditioning, natural gas access, internet connection, and exercise facilities. This project was awarded “The Most Investment Potential Award in Xi’an City” in 2006. Its target customers were white-collar workers, small business owners and traders, and entrepreneurs. Total area available for residential use is 43,563 square meters, which includes 773 one to three bedroom serviced apartments. The project started construction in June 2005 and was completed in June 2006. Sales totaled $44.2 million.

Tsining JunJing Garden I: 369 North Jinhua Road, Xi’an. It is the first “German” style residential & commercial community in Xi’an, designed by the world-famous WSP architectural firm. Its target customers were local middle income families. The project has 15 residential apartment buildings consisting of 1,671 one to five bedroom apartments. The project features secured parking, cable TV, hot water, heating systems, and access to natural gas. Total GFA available is 167,931 square meters. JunJing Garden I is also a commercial venture that houses small businesses serving the needs of JunJing Garden I residents and surrounding residential communities. The project was completed in September 2006 and generated total revenue of $51.7 million.

Sales and Marketing

Pre-Sales and Sales

In China, developers typically start to market and offer properties before construction is completed. Under PRC pre-sales regulations, property developers must satisfy specific conditions before they can pre-sell properties that are under construction. These mandatory conditions include:

•	the land premium must have been paid in full;

•	the land use rights certificate, the construction site planning permit, the construction work planning permit and the construction permit must have been obtained;

•	at least 25% of the total project development cost must have been incurred;

•	the progress and the expected completion and delivery date of the construction must be fixed;

•	the pre-sale permit must have been obtained; and

•	the completion of certain milestones in the construction processes must be specified by the local government authorities.

These mandatory conditions require a certain level of capital expenditure and substantial progress in project construction occur before commencement of pre-sales.  Developers are required to file all pre-sale contracts with local land bureaus and real estate administrations after entering into such contracts.

We benefit from a strong sales and marketing platform which is complemented by the efforts of professional third party sales agents. As we strive to develop lasting relationships with our customers, the majority of our sales are generated by recommendations from existing customers. The new sales initiatives of our sales department generate approximately 44% of our total sales.  More than 70% of our customers are first time buyers (who are looking to become property owners).

After-sale Services and Delivery

We assist customers in arranging financing as well as in various title registration procedures related to their properties. We have also set up an ownership certificate team to assist purchasers in obtaining property ownership certificates.

We closely monitor the progress of construction of our property projects and conduct pre-delivery property inspections to ensure timely delivery of a high quality product. The time frame for delivery is set out in the sale and purchase agreements entered into with our customers and we are subject to penalty payments to the purchasers for any delays in delivery caused by us. Once a property development has been completed and has passed the requisite government inspections, we will notify our customers and hand over their keys as well as possession of the properties.

We operate a wholly owned property management company that manages properties and ancillary facilities. We frequently follow up with our customers after the sale to foster good and lasting relationships as well as future recommendations.

Marketing

As of December 31, 2010, we maintain a marketing and sales force for our development projects with 21 professionals specializing in marketing and sales. We also train and use outside real estate agents to market and increase the public awareness of our products, and spread the acceptance and influence of our brand. However, we primarily let our own sales force represent our brand and our projects rather than rely on third party brokers or agents as we believe our own dedicated sales representatives are better motivated to serve our customers and to control the pricing and selling expenses of our properties.

Quality Control

We utilize quality control to ensure that our buildings and residential units meet high standards. Through our contractors, we provide customers with warranties covering the building structure as well as certain fittings and facilities of our property developments in accordance with the relevant regulations. To ensure construction quality, our construction contracts contain quality warranties and penalty provisions for poor work quality. We do not allow contractors to subcontract or transfer their contractual obligations to third parties. We typically withhold 5% of the agreed construction fees for two to five years after completion of the construction as a deposit. This deposit helps to incentivize contractors to deliver a quality product.

Governmental and environmental Regulations

To date, we have been compliant with all registrations and requirements for the issuance and maintenance of all licenses required by the applicable governing authorities in China. These licenses include:

•
“Qualification Certificate for Real Estate Development” authorized by the Shaanxi Construction Bureau, effective from December 20, 2009 to December 20, 2012. License No: JianKaiQi (2006) 603. The housing and land development process is regulated by the Ministry of Construction and authorized by the local offices of the Ministry. Each development project must obtain the following licenses:

o	“License for Construction Area Planning” and “License for Construction Project Planning”, authorized by Xi’an Bureau of Municipal Design; and

o	“Building Permit” authorized by the Committee of Municipal and Rural Construction.

After construction is complete, the project must meet certain standards in order to obtain a validation certificate. These standards are regulated by the Local Ministry of Construction Bureau.

Housing and land development sales companies are regulated by the Ministry of Land & Natural Resources and authorized by the local office of the Ministry. Each project has to be authorized and must obtain a “Commercial License for Housing Sale” from the Real Estate Bureau.

Employees

As of December 31, 2010, we had 750 employees.

We believe we have a good working relationship with our employees. We are not a party to any collective bargaining agreements. At present, no significant change in our staffing is expected over the next 12 months, except for our acquisition of the Xinxing Construction we acquired in October, 2010. All employees are eligible for performance-based compensation.

ITEM 1A. RISK FACTORS

An investment in our securities is speculative and involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus before purchasing any of our securities. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties may also adversely impair our business operations. If any of the events described in the risk factors below actually occur, our business, financial condition or results of operations could suffer significantly. In such case, the value of your investment could decline and you may lose all or part of the money you paid to buy our securities.

In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement. Some of these important factors, but not necessarily all important factors, include the following:

Risks Related to Our Business

Our home sales and operating revenues could decline due to macro-economic and other factors outside of our control, such as changes in consumer confidence and declines in employment levels.

Changes in national and regional economic conditions, as well as local economic conditions where the Company conducts its operations and where prospective purchasers of its homes live, may result in more caution on the part of homebuyers and consequently fewer home purchases. These economic uncertainties involve, among other things, conditions of supply and demand in local markets and changes in consumer confidence and income, employment levels, and government regulations. These risks and uncertainties could periodically have an adverse effect on consumer demand for and the pricing of our homes, which could cause our operating revenues to decline. In addition, builders are subject to various risks, many of them outside the control of the homebuilder including competitive overbuilding, availability and cost of building lots, materials and labor, adverse weather conditions, cost overruns, changes in government regulations, and increases in real estate taxes and other local government fees. A reduction in our revenues could in turn negatively affect the market price of our securities.

An increase in mortgage interest rates or unavailability of mortgage financing may reduce consumer demand for the Company’s homes.

Virtually all purchasers of our homes finance their acquisitions through lenders providing mortgage financing. A substantial increase in mortgage interest rates or unavailability of mortgage financing would adversely affect the ability of prospective homebuyers to obtain the financing they would need in order to purchase our homes, as well as adversely affect the ability of prospective upgrading homebuyers to sell their current homes. For example, if mortgage financing became less available, demand for our homes could decline. A reduction in demand could also have an adverse effect on the pricing of our homes because we and our competitors may reduce prices in an effort to better compete for home buyers. A reduction in pricing could result in a decline in our revenues and in our margins.

We could experience a reduction in home sales and revenues or reduced cash flows if we are unable to obtain reasonably priced financing to support our homebuilding and land development activities.

The real estate development industry is capital intensive, and development requires significant up-front expenditures to acquire land and begin development. Accordingly, we incur substantial indebtedness to finance our homebuilding and land development activities. Although we believe that internally generated funds and current borrowing capacity will be sufficient to fund our capital and other expenditures (including land acquisition, development and construction activities), the amounts available from such sources may not be adequate to meet our needs. If such sources are not sufficient, we would seek additional capital in the form of debt or equity financing from a variety of potential sources, including bank financings and securities offerings.  Our ability to secure sufficient financing for land use rights acquisition and property development depends on a number of factors that are beyond our control, including market conditions in the capital markets, investors’ perception of our securities, lenders’ perception of our creditworthiness, the PRC economy and the PRC government regulations that affect the availability and cost of financing for real estate companies. Furthermore, the availability of borrowed funds to be utilized for land acquisition or development and construction, may decline, and, as a result, the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with new loans and this could render obtaining funds more difficult if not impossible. In turn, the failure to obtain sufficient capital to fund our planned capital and other expenditures could have a material adverse effect on our business.

We may require additional capital in the future, which may not be available on favorable terms or at all.

Our future capital requirements will depend on many factors, including industry and market conditions, our ability to successfully implement our new branding and marketing initiative and expansion of our production capabilities. We anticipate that we may need to raise additional funds in order to grow our business and implement our business strategy. We anticipate that any such additional funds may be raised through equity or debt financings. In addition, we may enter into a revolving credit facility or a term loan facility with one or more syndicates of lenders. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. Even if we are able to raise capital through equity or debt financings, as to which there can be no assurance, the interest of existing shareholders in our company may be diluted, and the securities we issue may have rights, preferences and privileges that are senior to those of our common stock or may otherwise materially and adversely affect the holdings or rights of our existing shareholders. If we cannot obtain adequate capital, we may not be able to fully implement our business strategy, and our business, results of operations and financial condition would be adversely affected. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In addition, we have and will continue to raise additional capital through private placements or registered offerings, in which broker-dealers may be engaged. The activities of such broker-dealers are highly regulated and we cannot assure that the activities of such broker-dealers will not violate relevant regulations and generate liabilities despite our expectations otherwise.

We are subject to extensive government regulation which could make it difficult for us to obtain adequate funding or additional funding.

Various PRC regulations restrict our ability to raise capital through external financings and other methods, including, but not limited to, the following:

•	we cannot pre-sell uncompleted residential units in a project prior to achieving certain development milestones specified in related regulations;

•	PRC banks are prohibited from extending loans to real estate companies to fund the purchase of land use rights;

•	we cannot borrow from a PRC bank for a particular project unless we fund at least 35% of the total investment amount of that project from our own capital;

•	we cannot borrow from a PRC bank for a particular project if we do not obtain the land use right certificate for that project;

•	property developers are strictly prohibited from using the proceeds from a loan obtained from a local bank to fund property developments outside the region where the bank is located; and

•	PRC banks are prohibited from accepting properties that have been vacant for more than three years as collateral for loans.

The PRC government may introduce other measures that limit our access to additional capital. In November 2007, the China Bank Regulatory Commission, or the CBRC, provided policy guidelines to PRC banks and Chinese subsidiaries of foreign banks that loans outstanding at December 31, 2007 should not exceed the level of outstanding loans as of October 31, 2007. This lending freeze may limit our ability to access additional loans or to roll over existing loans as they mature, and may also prevent or delay potential customers’ abilities to secure mortgage loans to purchase residential properties. In addition, on July 10, 2007, the State Administration of Foreign Exchange, or SAFE, issued a circular restricting a foreign invested property developer’s ability to raise capital through foreign debt, if such developer is established after June 1, 2007 or increases its registered capital after June 1, 2007. Under this circular, our ability to utilize the proceeds of this offering to provide funding to our PRC operations is significantly limited. We cannot assure you that we will be able to obtain sufficient funding to finance intended purchases of land use rights, develop future projects or meet other capital needs as and when required at a commercially reasonable cost or at all. Failure to obtain adequate funding at a commercially reasonable cost may limit our ability to commence new projects or to continue the development of existing projects or may increase our borrowing costs.

We are subject to extensive government regulation which may cause us to incur significant liabilities or may restrict our business activities.

Regulatory requirements could cause us to incur significant liabilities and operating expenses and could restrict our business activities. We are subject to statutes and rules regulating, among other things, certain developmental matters, building and site design, and matters concerning the protection of health and the environment. Our operating expenses may be increased by governmental regulations such as building permit allocation ordinances and impacts as well as other fees and taxes, which may be imposed to defray the cost of providing certain governmental services and improvements. Any delay or refusal from government agencies to grant us necessary licenses, permits and approvals could have an adverse effect on our operations.

Our shareholders may be subject to substantial dilution.

On January 28, 2008, we issued $20,000,000 in our 5.0% Senior Secured Convertible Notes (“Notes”). The Investors have the right to convert up to 45% ($9 million) of the principal amount of the Convertible Debt into common shares at an initial conversion price of $5.57, subject to an upward adjustment. The Company, at its discretion, may redeem the remaining non-convertible portion of Convertible Debt ($11 million) (the “Non-convertible Portion”) at 100% of the principle amount, plus any accrued and unpaid interest. In addition, we issued warrants to acquire shares of our common stock at $6.07 per share of common stock (the “Warrants”), exercisable at any time after January 28, 2008 to and including February 28, 2013, the expiration date of the Warrants.  These securities have anti-dilution protection provisions, which will become operative upon our issuance of the additional securities at the below specified dollar amounts.  In addition, the holders of these securities were granted registration rights.   The holders may choose to convert part or all of their Notes into our common shares.  If we issue additional securities at a price lower than the specified amount, we may have to issue additional securities to the holders.  If any, or a combination of such events occurs, the proportionate ownership interest of our existing shareholders may be diluted. On June 10, 2010, the Company and the Investors entered into an amendment (the “Amendment”), which grants Investors the rights to convert the $11 million Non-convertible Portion of the Convertible Debt. The rights expire 5 business days after the effective date of the registration statement registering the shares to be issued on the conversion.

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

We may be unable to acquire desired development land sites at commercially reasonable costs

Our revenue depends on the completion and sale of our projects, which in turn depend on our ability to acquire development sites. Our land use rights costs are a major component of our cost of real estate sales and increases in such costs could diminish our gross margin. In China, the PRC government controls the supply of land and regulates land sales and transfers in the secondary market. As a result, the policies of the PRC government, including those related to land supply and urban planning, affect our ability to acquire, and our costs of acquiring, land use rights for our projects. In recent years, the government has introduced various measures attempting to moderate investment in the property market in China. Although we believe that these measures are generally targeted at the luxury property market and speculative purchases of land and properties, we cannot assure you that the PRC government will not introduce other measures in the future that adversely affect our ability to obtain land for development. We currently acquire some of our development sites primarily through company bankruptcies. Under current regulations, land use rights acquired from government authorities for commercial and residential development purposes must be purchased through a public tender, auction or listing-for-sale. We may not be able to continue to purchase land use rights through reorganization of other companies in bankruptcy and that our land use rights costs may increase in the future, which may lead to a decrease in our profit margin. In addition, we may not successfully obtain desired development sites due to the increasingly intense competition in the bidding processes. Moreover, the supply of potential development sites in any given city will diminish over time and we may find it increasingly difficult to identify and acquire attractive development sites at commercially reasonable costs in the future.

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

From time to time, our development sites may experience strong winds, storms, flooding and earth quakes. Natural disasters could impede operations or damage infrastructure necessary to our construction projects and operations. The occurrence of natural disasters could adversely affect our business and the results of our operations, as well as our prospects and financial condition.

We are dependent on third-party subcontractors, manufacturers, and distributors for all construction services and the supply of construction materials, and a discontinued supply of such services and materials could adversely affect our construction projects.

The Company is dependent on third-party subcontractors, manufacturers, and distributors for all construction services and the supply of construction materials. Construction services or products purchased from the Company’s five largest subcontractors/suppliers accounted for 45% of the total purchases for the year ended December 31, 2010. A discontinued supply of such services and materials will adversely affect our construction projects.

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

Our operating subsidiary must comply with environmental protection laws and such compliance could adversely affect our profitability.

We are required to comply with the environmental protection laws and regulations promulgated by the national and local governments of the People’s Republic of China (“PRC” or “China”). Some of these regulations govern the level of fees payable to government entities providing environmental protection services and the prescribed standards relating to the construction projects. Although our construction technologies allow us to efficiently control the level of pollution resulting from our construction process, due to the nature of our business, wastes are unavoidably generated in the processes. If we fail to comply with any of these environmental laws and regulations in the PRC, depending on the types and seriousness of the violation, we may be subject to, among other things, warning from relevant authorities, imposition of fines, specific performance and/or criminal liability, forfeiture of profits made, being ordered to close down our business operations and suspension of relevant permits.

Our success depends on our management team and other key personnel, the loss of any of whom could disrupt our business operations.

Our future success will depend in substantial part on the continued service of our senior management, including Mr. Pingji Lu, our Chairman, and Mr. Feng Xiaohong, our Chief Executive Officer. The loss of the services of one or more of our key personnel could impede implementation of our business plan and result in reduced profitability. We do not carry key person life or other insurance in respect of any of its officers or employees. Our future success will also depend on the continued ability to attract, retain and motivate highly qualified technical sales and marketing customer support personnel. Because of the rapid growth of the economy in PRC, competition for qualified personnel is intense. We cannot guarantee that we will be able to retain our key personnel or that we will be able to attract, assimilate or retain qualified personnel in the future.

The recognition of our real estate revenue and costs relies upon our estimation of total project sales value and cost.

We recognize our real estate revenue based on the percentage of completion method depending on the estimated project construction period. Under this method, revenue and costs are calculated based on an estimation of total project costs and total project revenue, which are revised on a regular basis as the work progresses. Any material deviation between the actual and the estimated total project sales and costs may result in an increase, a reduction or an elimination of reported revenues or costs from period to period, and, as a result, such deviations could have an impact on our net income of the fiscal year.

Our failure to assist our customers in applying for property ownership certificates in a timely manner may lead to compensatory liabilities to our customers.

We are required to meet various requirements within 90 days after delivery of our properties, or such other period as contracted with our customers, in order for our customers to apply for their property ownership certificates. These requirements include passing various governmental clearances, formalities and procedures. Under our sales contracts, we are liable for any delay in the submission of the required documents that is a result of our failure to meet such requirements, and, in such cases, we are required to compensate our customers for such delays. In the case of serious delays on one or more property projects, we may be required to pay significant compensation to our customers and our reputation may be adversely affected.

We do not have insurance to cover potential losses and claims.

We do not have insurance coverage against potential losses or damages with respect to our properties before their delivery to customers, nor do we maintain insurance coverage against liability from tortious acts or other personal injuries on our project sites. Although we require our contractors to carry insurance, we believe most of our contractors do not comply with this requirement. Our contractors may not be sufficiently insured themselves or have the financial ability to absorb any losses that arise with respect to our projects or pay our claims. In addition, there are certain types of losses, such as losses due to earthquakes, which are currently uninsurable in China. While we believe that our practice is in line with the general practice in the PRC property development industry, there may be instances when we will have to internalize losses, damages and liabilities because of the lack of insurance coverage, which may in turn adversely affect our financial condition and results of operations.

We may fail to obtain, or may experience material delays in obtaining necessary government approvals for any major property development, which could adversely affect our business.

The real estate industry is strictly regulated by the PRC government. Property developers in China must abide by various laws and regulations, including implementation rules promulgated by local governments to enforce these laws and regulations. Before commencing, and during the course of, development of a property project, we need to apply for various licenses, permits, certificates and approvals, including land use rights certificates, construction site planning permits, construction work planning permits, construction permits, pre-sale permits and completion acceptance certificates. We need to satisfy various requirements to obtain these certificates and permits. To date, we have not encountered serious delays or difficulties in the process of applying for these certificates and permits, but we cannot guarantee that we will not encounter serious delays or difficulties in the future. In the event that we fail to obtain the necessary governmental approvals for any of our major property projects, or a serious delay occurs in the government’s examination and approval progress, we may not be able to maintain our development schedule and our business and cash flows may be adversely affected. We may forfeit land to the PRC government if we fail to comply with procedural requirements applicable to land grants from the government or the terms of the land use rights grant contracts.

According to the relevant PRC regulations, if we fail to develop a property project according to the terms of the land use rights grant contract, including those relating to the payment of land premiums, specified use of the land and the time for commencement and completion of the property development, the PRC government may issue a warning, may impose a penalty or may order us to forfeit the land. Specifically, under current PRC law, if we fail to commence development within one year after the commencement date stipulated in the land use rights grant contract, the relevant PRC land bureau may issue a warning notice to us and impose an idle land fee on the land of up to 20% of the land premium. If we fail to commence development within two years, the land will be subject to forfeiture to the PRC government, unless the delay in development is caused by government actions or force majeure. Even if the commencement of the land development is compliant with the land use rights grant contract, if the developed General Floor Area (“GFA”) on the land is less than one-third of the total GFA of the project or the total capital invested is less than one-fourth of the total investment of the project and the suspension of the development of the land continues for more than one year without government approval, the land will also be treated as idle land and be subject to penalty or forfeiture. We cannot assure you that circumstances leading to significant delays in our development schedule or forfeiture of land will not arise in the future. If we forfeit land, we will not only lose the opportunity to develop the property projects on such land, but may also lose all past investments in such land, including land premiums paid and development costs incurred.

If Tsining, one of our PRC Subsidiaries, fails to repay the outstanding loan secured by mortgages on apartments already sold to customers, the house purchasers may claim damages against us for failure to duly transfer legal ownership of any relevant purchased houses.

One of our PRC Subsidiaries, Tsining, borrowed a loan of RMB150,000,000 from Xinhua Trust Co., Ltd. for a term of two (2) years pursuant to a loan agreement, dated as of 29 January 2010, for its development and construction of Phase II of Junjing Garden Project. To secure its payment obligations under the said loan agreement, Tsining created mortgages on 463 apartments of the 24G Project with a total area of 36,528.56 square meters and registered under Tsining’s name in favor of Xinhua Trust Co., Ltd.  Among the 463 apartments mortgaged to Xinhua Trust Co., Ltd., 417 apartments with a total area of 33,734.59 square meters were already sold to customers.  After paying certain compensation to such customers, Tsining has obtained the consent of such customers that Tsining does not need to remove the mortgage on such apartments or to register the transfer of the ownership of such apartments by Tsining to the customers for the time being.

However, if Tsining fails to repay the outstanding loan secured by the mortgages con the apartments already sold to customers pursuant to the terms of the loan agreement, Xinhua Trust Co., Ltd. may request foreclosure of the mortgages. If this occurs, the affected customers may request reinstatement of the ownership of the apartments in question and file a claim against Tsining for their losses and damages that might be incurred due to the foreclosure of the mortgages.  Such an outcome could have a material impact on our operations in China.

As a public company, we are required to comply with the reporting obligations of the Exchange Act and Section 404 of the Sarbanes-Oxley Act of 2002.  If we fail to comply with the reporting obligations of the Exchange Act and Section 404 of the Sarbanes-Oxley Act or if we fail to maintain adequate internal controls over financial reporting, our business, results of operations and financial condition could be materially adversely affected.

As a public company, we are required to comply with the periodic reporting obligations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including preparing annual reports and quarterly reports. Our failure to prepare and disclose this information in a timely manner could subject us to penalties under U.S. federal securities laws, expose us to lawsuits and restrict our ability to access financing. In addition, we are required under applicable law and regulations to design and implement internal controls over financial reporting, and evaluate our existing internal controls with respect to the standards adopted by the U.S. Public Company Accounting Oversight Board.

We cannot assure you that we will not identify control deficiencies that may constitute significant deficiencies or material weaknesses in our internal controls in the future. As a result, we may be required to implement further remedial measures and to design enhanced processes and controls to address issues identified through future reviews. This could result in significant delays and costs to us and require us to divert substantial resources, including management time, from other activities.

If we do not fully remediate the material weaknesses identified by management or fail to maintain the adequacy of our internal controls in the future, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, any failure to satisfy the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock.

Risk Relating to the Residential Property Industry in China

Our global income and the dividends we receive from our PRC subsidiary may be subject to PRC tax under the PRC Enterprise Income Tax Law, which would have a material adverse effect on our results of operations.

Under the PRC Enterprise Income Tax Law and its implementing rules, both became effective from January 1, 2008, an enterprise established outside of the PRC with “de facto management bodies” within the PRC is considered a resident enterprise and will be subject to the enterprise income tax at the rate of 25% on its global income. The implementation rules define the term “de facto management bodies” as “establishments that carry out substantial and overall management and control over the manufacturing and business operations, personnel, accounting, properties, etc. of an enterprise.” The State Administration of Tax, or SAT, issued the Notice Regarding the Determination of Chinese-Controlled Offshore Incorporated Enterprises as PRC Tax Resident Enterprises on the Basis of De Facto Management Bodies, or Circular 82, on April 22, 2009. Circular 82 provides certain specific criteria for determining whether the “de facto management body” of a Chinese-controlled offshore-incorporated enterprise is located in China. Although Circular 82 only applies to offshore enterprises controlled by PRC enterprises, not those controlled by PRC individuals, like our company, the determining criteria set forth in Circular 82 may reflect SAT’s general position on how the “de facto management body” test should be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by PRC enterprises or individuals. Accordingly, we may be considered a resident enterprise and may therefore be subject to the enterprise income tax at 25% on our global income. If we are considered a resident enterprise and earn income other than dividends from our PRC subsidiary, a 25% enterprise income tax on our global income could significantly increase our tax burden and materially and adversely affect our cash flow and profitability.

Under the applicable PRC tax laws in effect before January 1, 2008, dividend payments to foreign investors made by foreign-invested enterprises in China and paid to the foreign investors, such as Tsining Housing Development, were exempt from PRC withholding tax. Pursuant to the PRC Enterprise Income Tax Law, however, dividends generated after January 1, 2008 and payable by a foreign-invested enterprise in China to its foreign investors will be subject to a 10% withholding tax, unless any such foreign investor's jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement.

The PRC Enterprise Income Tax Law and its implementation rules provide that PRC withholding tax at the rate of 10% will generally be applicable to dividends derived from sources within the PRC and received by non-PRC enterprise shareholders. Similarly, gains derived from the transfer of shares by such shareholders are also subject to PRC enterprise income tax if such gains are regarded as income derived from sources within the PRC. We are a U.S. holding company and substantially all of our income may come from dividends we receive from our subsidiaries, primarily those located in China. If the dividends we pay to our shareholders, or the gains our non-PRC shareholders may realize from the transfer of our common shares are be treated as PRC-sourced income, 10% PRC withholding tax will be imposed.

In addition, because there remains uncertainty regarding the interpretation and implementation of the PRC Enterprise Income Tax Law and its implementation rules, it is uncertain whether, if we are regarded as a PRC resident enterprise, any dividends to be distributed by us to our non-PRC shareholders would be subject to any PRC withholding tax. Hence we cannot assure you that such dividends will continue to be exempt from PRC income tax law. If we are required under the PRC Enterprise Income Tax Law to withhold PRC income tax on our dividends payable to our non-PRC corporate shareholders, your investment in our common shares may be materially and adversely affected.

We may rely principally on dividends and other distributions on equity paid by our PRC subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC subsidiary to pay dividends to us could have a material adverse effect on our ability to conduct our business.

We are a holding company, and we may rely principally on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements, which include the funds necessary to pay dividends and other cash distributions to our shareholders and to service any debt we may incur. In the future, if our PRC subsidiaries incur debt on their own behalf, the instruments governing the debt may restrict their abilities to pay dividends or make other distributions to us.

Under PRC laws and regulations, our PRC subsidiaries, as foreign invested enterprises in the PRC, may pay dividends only out of its accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a foreign invested enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund certain statutory reserve funds, until the aggregate amount of such fund reaches 50% of its registered capital. At its discretion, it may allocate a portion of its after-tax profits based on PRC accounting standards to staff welfare and bonus funds. These reserve funds and staff welfare and bonus funds are not distributable as cash dividends.

Any limitation on the ability of our PRC subsidiaries to pay dividends or make other distributions to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

The enforcement of the Labor Contract Law and other labor-related regulations in the PRC may adversely affect our business and our results of operations.

On June 29, 2007, the National People’s Congress of China enacted the Labor Contract Law, which became effective on January 1, 2008. Compared to the Labor Law, the Labor Contract Law establishes more restrictions and increases costs for employers to dismiss employees, including specific provisions related to fixed-term employment contracts, temporary employment, probation, consultation with the labor union and employee assembly, employment without a contract, dismissal of employees, compensation upon termination and overtime work, and collective bargaining. According to the Labor Contract Law, an employer is obliged to sign a labor contract with unlimited term with an employee if the employer continues to hire the employee after the expiration of two consecutive fixed-term labor contracts or the employee has worked for the employer for ten consecutive years. The employer also has to pay compensation to an employee if the employer terminates an unlimited-term labor contract. Such compensation is also required when the employer refuses to renew a labor contract that has expired, unless it is the employee who refuses to extend the expired contract. In addition, under the Regulations on Paid Annual Leave for Employees, which became effective on January 1, 2008, employees who have served more than one year for an employer are entitled to a paid vacation ranging from 5 to 15 days, depending on their length of service. Employees who waive such vacation time at the request of employers shall be compensated for three times their regular salaries for each waived vacation day.

According to the above PRC central government and local regulations, we are required to pay to the designated government agencies various statutory employee benefits, including pensions, housing funds, medical insurance, work-related injury insurance, unemployment insurance and childbearing insurance for all employees,. At the same time, we are required to pay statutory employee benefits based on the local government pre-set contribution ratio, and accrue provisions for unpaid employee benefits based on relevant central government regulations. Thus, we cannot be certain that such accrued amounts will be sufficient to meet any additional employee benefits payments that we are required to pay in the future. As a result of these new measures designed to enhance labor protection, our employee costs are expected to increase, which may adversely affect our business and our results of operations.

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

Competition among property developers may result in increased costs for the acquisition of land for development, increased costs for raw materials, shortages of skilled contractors, oversupply of properties, decrease in property prices in certain parts of the PRC, a slowdown in the rate at which new property developments will be approved and/or reviewed by the relevant government authorities and an increase in administrative costs for hiring or retaining qualified personnel, any of which may adversely affect our business and financial condition. Furthermore, property developers that are better capitalized than we are may be more competitive in acquiring land through the auction process. If we cannot respond to changes in market conditions as promptly and effectively as our competitors or effectively compete for land acquisition through the auction systems and acquire other factors of production, our business and financial condition will be adversely affected.

In addition, risk of property over-supply is increasing in parts of China, where property investment, trading and speculation have become overly active. We are exposed to the risk that in the event of actual or perceived over-supply, property prices may fall drastically, and our revenue and profitability could be adversely affected.

The PRC government may adopt further measures to slow the growth of the overheating of the property sector.

Along with the economic growth in China, investments in the property sectors have increased significantly in the past few years. In response to concerns over the scale of the increase in property investments, the PRC government has introduced policies to slow property development. We believe the following regulations, among others, significantly affect the property industry in China.

In May 2006, the Ministry of Construction, National Development and Reform Commission, or the NDRC, People’s Bank of China (“PBOC”) and other relevant PRC government authorities jointly issued the Opinions on Adjusting the Housing Supply Structure and Stabilizing the Property Prices, which introduced measures to limit resources allocated to the luxury residential market. For instances, the new measures require that since June 1, 2006 at least 70% of a residential project must consist of units with a Gross Floor Area (“GFA”) of less than 90 square meters per unit, and the minimum amount of down payment was increased from 20% to 30% of the purchase price of the underlying property if it has a unit GFA of 90 square meters or more and the property is purchased for residence purpose only.  In September 2007, PBOC and China Banking Regulatory Commission issued the Circular on Strengthening the Management of Commercial Real Estate Credit Facilities, which increased the minimum down payment for any purchase of second or subsequent residential property to 40% of the purchase price if the purchaser had obtained a bank loan to finance the purchase of his or her first property.

In July 2006, the Ministry of Construction, the Ministry of Commerce, NDRC, PBOC, the State Administration for Industry and Commerce and State Administration of Foreign Exchange (“SAFE”) issued Opinions on Regulating the Entry and Administration of Foreign Investment in Real Property Market, which impose significant requirements on foreign investment in the PRC real estate sector. For instance, these opinions set forth requirements of registered capital of a foreign invested real property enterprise as well as thresholds for a foreign invested real property enterprise to borrow domestic or overseas loans. In addition, in May 2007, the Ministry of Commerce and SAFE jointly issued the Notice on Further Strengthening and Regulating the Approval and Supervision of Foreign Investment in Real Estate Market, which requires, a foreign invested real property enterprise approved by local authorities to register such approvals with the Ministry of Commerce.

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

Substantially all purchasers of our residential properties rely on mortgages to fund their purchases. An increase in interest rates may significantly increase the cost of mortgage financing, thus affecting the affordability of residential properties. In 2008, PBOC changed the lending rates five times. The benchmark lending rate for loans with a term of over five years, which affects mortgage rates, was increased to 5.94 percent on August 30, 2010. The PRC government and commercial banks may also increase the down payment requirement, impose other conditions or otherwise change the regulatory framework in a manner that would make mortgage financing unavailable or unattractive to potential property purchasers. Under current PRC laws and regulations, purchasers of residential properties generally must pay at least 20 percent of the purchase price of the properties before they can finance their purchases through mortgages. In May 2006, the PRC government increased the minimum amount of down payment to 30 percent of the purchase price of the underlying property if such property has a unit GFA of 90 square meters or more and the property is purchased for residence purpose only In September 2007, the minimum down payment for any purchase of second or subsequent residential property was increased to 40 percent of the purchase price if the purchaser had obtained a bank loan to finance the purchase of his or her first property. Moreover, the interest rate for bank loans of such purchase shall not be less than 110 percent of the PBOC benchmark rate of the same term and category. For further purchases of properties, there would be upward adjustments on the minimum down payment and interest rate for any bank loan. In addition, mortgagee banks may not lend to any individual borrower if the monthly repayment of the anticipated mortgage loan would exceed 50 percent of the individual borrower’s monthly income or if the total debt service of the individual borrower would exceed 55 percent of such individual’s monthly income. If the availability or attractiveness of mortgage financing is reduced or limited, many of our prospective customers may not be able to purchase our properties and, as a result, our business, liquidity and results of operations could be adversely affected.

In line with industry practice, we provide guarantees to PRC banks with respect to loans procured by the purchasers of our properties for the total amount of such mortgage loans. Such guarantees expire upon the completion of the registration of the mortgage with the relevant mortgage registration authorities. If there are changes in laws, regulations, policies, and practices that would prohibit property developers from providing guarantees to banks in respect of mortgages offered to property purchasers and as a result, banks would not accept any alternative guarantees by third parties, or if no third party is available or willing in the market to provide such guarantees, it may become more difficult for property purchasers to obtain mortgages from banks and other financial institutions during sales and pre-sales of our properties. Such difficulties in financing could result in a substantially lower rates of sales and pre-sales of our properties, which would adversely affect our cash flow, financial condition, and results of operations. We are not aware of any impending changes in laws, regulations, policies, or practices that will prohibit such practices in China. However, there can be no assurance that such changes in laws, regulations, policies, or practices will not occur in China in the future.

The PRC government has recently introduced certain policy and regulatory measures to cool down the real estate market and we already saw the effects of such policy and regulatory measures in certain cities.

Since the second half of 2009, the PRC real estate market has experienced exponential growth and housing prices rose rapidly in certain cities. In response to concerns over the scale of the increase in property investments, the PRC government has implemented measures and introduced policies to slow property development and promote the healthy development of the real estate industry in the PRC.

In April 2010, the general office of the PRC State Council issued a circular to all ministries and provincial-level local governments. Among other matters, the circular provided as follows: purchasers of a first residential property for their households with a gross floor area of greater than 90 square meters must make down payments of no less than 30% of the purchase price; purchasers of a second residential property for their households must make down payments of no less than 50% of the purchase price and the interest rate of any mortgage for such property must equal at least the benchmark interest rate plus 10%; and for purchasers of a third residential property, both the minimum down payment amount and applied interest rate must be significantly higher than the relevant minimum down payment and interest rate which would have been applicable prior to the issuance of the circular. In order to implement the requirements set forth in the State Council’s circular, the People’s Bank of China and  the Ministry of Land and Resources issued implementing regulatory measures to restrict mortgage lending and tighten the availability of land resources for future constructions.

In cities such as Beijing and Shanghai, we already saw the effects of such policies and regulatory measures. The sales volumes for real properties in Beijing and Shanghai reportedly have decreased significantly after the policy change. The sale price for certain properties in such cities have also started to show signs of weakening. The PRC government’s policy and regulatory measures on the PRC real estate sector could limit our access to required financing and other capital resources, adversely affect the property purchasers’ ability to obtain mortgage financing or significantly increase the cost of mortgage financing, reduce market demand for our properties and increase our operating costs. These factors may materially and adversely affect our business, financial condition, results of operations and prospects.

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

The recent circulars issued by the PRC State Council and related measures taken by ministries and local governments have restricted and may continue to restrict the ability of purchasers to qualify for or obtain mortgage financing. In response to a circular issued in April 2010, certain purchasers of our properties can no longer qualify for loans any more and this lead to cancellations of our existing sales and the returning of down payments by us to those persons who have previously entered into a contract with us to purchase a unit but were unable to obtain a mortgage within the 30-day period after the contract date.

PRC government may issue further restrictive measures in the future.

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

The Company’s PRC Subsidiaries have taken the position that they are compliant with the taxation, environmental, employment and social security rules of China, and if that position turns out to be wrong, they may face penalties imposed by the PRC government.

While the Company believes its PRC Subsidiaries have been in compliance with PRC taxation, environmental, employment and social security rules during their operations in China, the Company has not obtained letters from the PRC government authorities confirming such compliance. If any PRC government authority takes the position that there is non-compliance with the taxation, environmental protection, employment and social security rules by any of the Company’s PRC Subsidiaries, they may be exposed to penalties from such PRC government authority, in which case the operation of the Company’s PRC Subsidiaries in question may be adversely affected.

Risks Related to Doing Business in China

China’s economic policies could affect our business.

Substantially all of our assets are located in China and substantially all of our revenue is derived from our operations in China. Accordingly, our results of operations and prospects are subject, to a significant extent, to any economic, political or legal developments in China.

While China’s economy has experienced significant growth in the past twenty years, such growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but they may also have a negative effect on us. For example, operating results and financial condition may be adversely affected by government control over capital investments or changes in tax regulations.

The economy of China has been changing from a planned economy to a more market-oriented economy. In recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in China are still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over China’s economic growth through the allocation of resources, the control of payment of foreign currency-denominated obligations, the setting of monetary policy and the provision of preferential treatment to particular industries or companies.

Capital outflow policies in China may hamper our ability to remit income to the United States.

The PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive all of our revenues in RMB. Under our current corporate structure, our U.S. holding company may rely on dividend payments from our PRC subsidiaries, to fund any cash and financing requirements we may have. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval from State Administration of Foreign Exchange (“SAFE”) by complying with certain procedural requirements. Therefore, our PRC subsidiaries are able to pay dividends in foreign currencies to us without prior approval from SAFE by complying with certain procedural requirements. However, approval from or registration with appropriate government authorities is required where RMB is to be converted into a foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. This could affect the ability of our PRC subsidiaries to obtain foreign exchange through debt or equity financings, including by means of loans or capital contributions from us. In the future, the PRC government may also at its discretion restrict access to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currencies to satisfy our foreign currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

The fluctuation of the Renminbi may materially and adversely affect your investment.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions and China’s foreign exchange policies. The conversion of RMB into foreign currencies, including U.S. dollars, has been based on exchange rates set by the People’s Bank of China. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB solely to the U.S. dollar. Under this revised policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. Following the removal of the U.S. dollar peg, the RMB appreciated more than 20% against the U.S. dollar over the following three years. Since July 2008, however, the RMB has traded within a narrow range against the U.S. dollar. As a consequence, the RMB has fluctuated significantly since July 2008 against other freely traded currencies, in tandem with the U.S. dollar. It is difficult to predict how long the current situation may last and when and how RMB exchange rates may change going forward. Any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from this offering of our common stock into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations.

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

As our operations are presently based in China and some of our key directors and officers reside outside the United States, service of process on our key directors and officers may be difficult to effect within the United States. Also, substantially all of our assets are located outside the United States and any judgment obtained in the United States against us may not be enforceable outside the United States. Moreover, our PRC counsel has advised us that the PRC does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts. In order to minimize this risk of nonenforcement, we have appointed Pingji Lu, our Chairman and Chief Executive Officer, as our agent to receive service of process in any action against our company in the United States.

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

Foreign companies conducting operations in China face significant political, economic and legal risks. The political system in China, which includes a cumbersome bureaucracy, may hinder Western investment in the Company.

We may have difficulty establishing adequate management, legal and financial controls in China.

China historically has not adopted a Western style of management and financial reporting concepts and practices, modern banking, computer or other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in China. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, methods of collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

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

Interpretation of PRC laws and regulations involves uncertainty.
Our core business is conducted within China and is governed by PRC laws and regulations. The PRC legal system is based on written statutes, and prior court decisions can only be used as a reference. Since 1979, the PRC government has promulgated laws and regulations in relation to economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, with a view to developing a comprehensive system of commercial law, including laws relating to property ownership and development. However, due to the fact that these laws and regulations have not been fully developed, and because of the limited volume of published cases and the non-binding nature of prior court decisions, interpretation of PRC laws and regulations involves a degree of uncertainty. Some of these laws may be changed without being immediate publication or may be amended with retroactive effect. Depending on the government agency or how an application or case is presented to such agency, we may receive less favorable interpretations of laws and regulations than our competitors, particularly if a competitor has long been established in the locality of, and has developed a relationship with, such agency. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. All of these uncertainties may cause difficulties in the enforcement of our land use rights, entitlements under our permits, and other statutory and contractual rights and interests.

We may face judicial corruption in the People’s Republic of China.

Another obstacle to foreign investment in the People’s Republic of China is corruption. There is no assurance that we will be able to obtain recourse, if desired, through the People’s Republic of China’s comparably poorly developed and sometimes corrupt judicial systems.

Risks Related to Our Common Stock

There is no assurance of an established public trading market, which may adversely affect the ability of investors in our company to sell their securities on the public markets.

Although our common stock trades on the NASDAQ’s automated quotation system (the “NASDAQ Stock Market”), a regular trading market for the securities may not be sustained in the future. Market prices for our common stock will be influenced by a number of factors, including:

•	the issuance of new equity securities;

•	changes in interest rates;

•	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	variations in quarterly operating results;

•	change in financial estimates by securities analysts;

•	the depth and liquidity of the market for our common stock;

•	investor perceptions of our company and the real estate industries generally; and

•	general economic and other national conditions.

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

Our executive officers and directors and principal stockholders together will beneficially own a majority of the total voting power of our outstanding voting capital stock. These stockholders will be able to determine the composition of our Board of Directors, will retain the voting power to approve all matters requiring stockholder approval and will continue to have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market prices for their shares of our common stock.

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

As of March 11, 2011, our stock is quoted on the NASDAQ Stock Market and has a price of $2.43 per share.

Broker-dealer requirements may affect trading and liquidity.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.

Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stocks.” Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

The dilutive effect of future issuances of securities may have an adverse impact on a shareholder’s proportionate ownership interest.

The existing shareholders do not have preemptive rights in any securities issued in the future. The rights of existing shareholders may be diluted by any such issuance. The issuance of shares of our securities in additional capital raising transactions may dilute, and thereby reduce, each existing shareholder’s proportionate ownership interest in our securities.

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

Persons who have beneficially owned restricted shares of our common stock or warrants for at least six months but who are our affiliates at the time of, or at any time during the three months preceding, a sale, would be subject to additional restrictions, under which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

•	1% of the total number of securities of the same class then outstanding; or

•	the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale;

Provided, in each case, that we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale.

Such sales both by affiliates and by non-affiliates must also comply with the manner of sale, current public information and notice provisions of Rule 144.

ITEM 2.  PROPERTIES

Our principal executive offices are located at 6 Youyi Dong Lu, Han Yuan 4 Lou, Xi’an, Shaanxi Province, China 710054. This office consists of approximately 2,608.06 square meters which we own.

Our properties are located in Xi’an, Shaanxi province in China.

Name of project	Geographic location	Subsistence area (square meter)
Tsining JunJing I	North Jinhua Road Xi'an City	29,929
Tsining-24G	East Erhuan of Xi'an City	8,999
Tsining JunJing II Phase one	Dongzhan Road of Xi'an City	136,012
Tsining JunJing II Phase two	Dongzhan Road of Xi'an City	112,556
Puhua Phase One	South Gongyuan Road of Xi’an City	139,730
Puhua Phase Two	South Gongyuan Road of Xi’an City	218,635
Yijing Yuan (Land)	South Erhuan of Xi'an City	60,666
Other Projects		4,218
Total		710,745

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on business, financial condition or operating results.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock has traded on the NASDAQ Capital Market under the symbol CHLN since May 16, 2008. The following table shows, for the periods indicated, the high and low trading prices for our common stock as reported by the National Quotation Bureau, Inc., from the first quarter of 2008 through December 31, 2010. Prior to May 16, 2008, our stock traded on the OTCBB market.

High & Low Stock Price	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2010
High	4.49	3.98	2.64	2.80
Low	3.60	2.06	1.90	1.97
2009
High	1.90	6.15	6.59	5.30
Low	0.94	1.21	3.28	2.80
2008
High	6.10	5.65	4.25	2.33
Low	3.30	3.80	1.85	0.75

As of December 31, 2010, there were approximately 160 shareholders of record of our common stock, excluding shareholders who have their shares held in street name (by their stock brokerage firms).

Dividends: We have not paid any dividends during the past two years.

RECENT SALES OF UNREGISTERED SECURITIES.

Private Placement on January 28, 2008

On January 28, 2008, the Company entered into a Securities Purchase Agreement (the “Agreement”) with certain investors (the “Investors”). Pursuant to the Agreement, the Company agreed to sell to the Investors 5.0% Senior Secured Convertible Debt, which are convertible into shares of the Company’s common stock, for an aggregate purchase price of US$20,000,000 and to receive, in consideration for such purchase, warrants to acquire additional shares of common stock (the “Warrants”).

The 5% Senior Secured Convertible Debt (the “Convertible Debt” or the “Notes”) shall bear interest at a rate of 5% per annum (computed based on the actual days elapsed in a period of 360 days) of the RMB Notional Principal Amount (as defined in the Agreement), payable quarterly in arrears in US$ on the first business day of each calendar quarter and on the Maturity Date (as defined in the Agreement), in each case in an amount equal to the amount of such interest as expressed in RMB multiplied by the US$-RMB Exchange Rate (as defined in the Agreement) as of the applicable Interest Exchange Rate Determination Date (as defined in the Agreement). The Notes are secured by a first priority, perfected security interest in certain shares of common stock of Lu Pingji, as evidenced by a pledge agreement. The Notes are subject to events of default customary for convertible securities and for a secured financing.

The Company’s 5.0% Senior Secured Convertible Debt were purchased by the following investors: Whitebox Intermarket Partners, LP, Whitebox Convertible Arbitrage Partners, LP, Whitebox Hedged High Yield Partners, LP, Whitebox Special Opportunities Fund Series B Partners, LP, Pope Investments II, LLC, Berlin Income, L.P., Berlin Capital growth, L.P., Thomas G. Berlin, and Eastern Management & Financial, LLC. The shares of common stock covered by Warrants were 1,437,467 in total. The securities were being offered and sold in reliance upon the exemptions from securities registration afforded by Section 4(2) of the Securities Act and Rule 506 under Regulation D. All securities were sold to accredited investors and the Company did not use general solicitation or advertising to market the securities. Capitalized terms used herein and not otherwise defined have the meanings set forth in the Agreement.

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

On June 10, 2010, the Company and the Investors entered into an amendment (the “Amendment”), which grants the Investors the right to convert the $11 million non-convertible portion of the Convertible Debt at an conversion price of $5.57. The rights expire 5 business days after the effective date that a registration statement is filed by the Company registering the shares to be issued on the conversion and the Company has given written notice thereof to the Investors unless by the end of such 5 business day period the holder and its affiliates have converted in aggregated at least 55% of the aggregated face amount of convertible debt held by holders and affiliates into common stock of the Company.

The Warrants issued in 2008 were amended as well to permit the Investors to exercise the Warrants on a cashless basis and receive one common share for every two Warrants held if the investor converts at least 55% of face amount of Convertible Debt held.

Upon entering the Amendment, certain Investors agreed to convert 55% of the aggregate face amount of Convertible Debt to common shares and convert their Warrants by receiving one common share for every two Warrants held within 5 business days after the effective date of the registration statement filed by the Company.

On January 25, 2011, the Company’s board approved certain Investors to convert $9,763,000 of Convertible Debt into 1,752,778 common shares with related Warrants exercised on two to one cashless basis. The registration statement for these shares became effective on February 28, 2011.

SUBSEQUENT DEVELOPMENTS

The Company signed an Equity Transfer Agreement on February 28, 2011 with the shareholders of Shaanxi Bihu Property Development Co., Limited (“Bihu”) to acquire all outstanding common shares of Bihu. Bihu is located in Hu County, which is a satellite city located approximately 35 kilometers from Xi’an. The total purchase price is approximately $15.2 million (RMB 100 million). The Company paid $4.54 million (RMB 30 million) as a deposit on March 2, 2011. The remaining balance will be paid within five business days of the date that the equity registration was finalized with PRC government.

On January 31, 2011, the Company entered into a Project Finance Agreement (the “PFA”) with Tianjin Cube Xindao Equity Investment Fund Partnership, Tianjin Cube Xinde Equity Investment Fund Partnership, Tianjin Cube Xinren Equity Investment Fund Partnership, and Tianjin Cube Xinyi Equity Investment Fund Partnership (the “Lenders” or the “Pledgees”).

Under the PFA, the Lenders have agreed to lend the Company two hundred million (200,000,000) Renminbi (“RMB”) or approximately US$ 30.3 million (the “Obligation”). In order to enable the Lenders to loan the Obligation to the Borrower an entrustment structure is being used under which China Construction Bank Co., Ltd. (“CCB”) acts as an intermediary for the flow of funds from the Lenders to the Borrower. As such, the Company, each of the Lenders and CCB entered into four separate entrustment loan agreements, each dated January 31, 2011 to establish the entrustment structure (the “Side Agreements”, together with the PFA the “Loan Agreements”).

The term of the Obligation is one year and the interest rate on the Obligation is 9.6% per annum. The interest rate is subject to increase in the event of late payments by the Borrower. The term of the Obligation may be extended by six months in the sole discretion of the Lenders. The Borrower is also subject to certain penalties should the Borrower seek to repay the Obligation during the first nine months following the execution of the Loan Agreements. Furthermore, upon the occurrence of certain events of default the Lenders may accelerate repayment of the Obligation.

On January 19, 2011, the holders of a majority of the shares of the Company’s voting stock (the “Majority Stockholders”) approved the China Housing & Land Development, Inc. 2010 Long-term Incentive Plan (the “2010 Plan”)

The shares of Stock issuable under the 2010 Plan are available either from authorized but unissued shares or from shares reacquired by us on the open market. Subject to the adjustment provision mentioned below, the maximum number of shares in the Plan available for issuance under the 2010 Plan shall be 6,530,529, and the maximum number of common stock that will be awarded to any one Grantee (as defined) during any calendar year shall not exceed 300,000 shares.

On January 25, 2011, the Company’s board approved certain Investors to convert $9,763,000 of Convertible Debt into 1,752,778 common shares with related warrants exercised on two to one cashless basis.

ITEM 6. SELECTED FINANCIAL DATA

Summary of operations
(US$ in thousands, except per share amounts)

	As of December 31
	2010	2009	2008
Total revenue	$140,269	$86,559	$26,616
Cost of sales	104,382	62,902	21,624
Selling, general, and administrative expenses	12,910	9,182	8,498
Stock-based compensation	60	252	3,079
Security registration expenses	0	1,787	613
Interest expenses	1,834	2,323	1,346
Other expenses	938	386	296
Accretion expense on convertible debt	1,417	1,213	969
Income (loss) from operations	18,728	8,514	(9,808)

Net income	$17,595	$1,732	$8,783

Net income per common share - Basic	0.10	0.08	0.29
Net income per common share - Diluted	0.02	0.08	0.28

Financial data
(in thousands)

	As of December 31
	2010	2009
Total assets	$363,152	$259,785
Total shareholders’ equity	101,731	119,098
Basic weighted average shares outstanding	32,854	31,180
Diluted weighted average shares	35,579	31,180

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

Warrants and derivative liability

As of December 31, 2010, the Company has approximately $2.8 million of warrants liability and $2.0 million of fair value of embedded derivatives on its balance sheet, representing approximately 1.1% and 0.8% of the total liabilities of the Company, respectively.

We utilize the Cox-Rubinstein-Ross (“CRR”) Binomial Lattice Model to estimate the fair values of warrants liability and embedded derivatives. The CRR model depends on the following assumptions: the Company’s common stock price underlying the warrants; strike price; conversion price; expected life; expected volatility; risk free interest rate; and dividend rate. We used the CRR Binomial Lattice Model for the past 3 years and we do not expect any significant changes to the assumptions except for the common share price and the expected volatility.

We estimate the fair value of warrants liability and embedded derivatives every quarter and recognize the change in fair value as gain or loss on our current quarter consolidated statement of income. The fair values of warrants liability and embedded derivatives have changed during the past few years according to the valuation models and the fair values are positively related to the market share price movement and the volatility.

Prior to June 10, 2010, the date of Amendment of Convertible Debt, the Company used the CRR Binomial Lattice Model to assess the fair value of warrants and embedded derivatives at each reporting period. After the Amendment, since the investor could exercise the warrants on a cashless basis and receive one common share for every two warrants held, if the investor converts at least 55% of face amount of Convertible Debt held, in addition to the CRR Binomial Lattice Model, the Company also uses an alternative valuation method (the “Alternative Model”) to assess the fair value of the warrants. The Alternative Model is based on the share price of the Company at valuation date and the number of common shares that could result from the two for one cashless exercise. The Company records the warrant liability based on the higher valuation resulted from either CRR Binomial Lattice Model or Alternative Model at each valuation date.  During the year ended December 31, 2010, our common stock price experienced large fluctuations with the price decreasing from $4.13 on December 31, 2009 to $2.74 on December 31, 2010. The decrease in stock price caused a decrease in fair value for warrants liability and embedded derivatives. As a result, we recognized approximately $2.53 million as a change in fair value of warrants and $3.88 million as a change in fair value of embedded derivatives, which are all non-cash gains.

The following table summarizes the fair value of warrant liability and embedded derivatives during the periods indicated.
	2010	2009	2008

Fair value of warrants liability	$2,766,382	$5,074,191	$1,117,143
Fair value of embedded derivatives	$2,027,726	$3,991,047	$760,398

The following tables summarize all the warrants and conversion option outstanding and the assumptions used for their valuations as of December 31, 2009 and December 31, 2010.

Investor Warrants:	12/31/2010	12/31/2009
Strike price	6.07	6.07
Market price	2.74	4.13
Valuation date	12/31/2010	12/31/2009
Expiry date	2/28/2013	2/28/2013
Volatility	100.00%	105.00%
Risk free rate	0.68%	1.78%
Option value	0.97788	2.43971

# of warrants	1,401,531	1,437,467

CRR Binomial Lattice Model Value	1,370,529	3,507,000

Alternative Model
# of shares if warrants converted two for one	700,765	N/A
Alternative Value	1,920,097	N/A
Warrants Value	1,920,097	3,507,000

Investor Warrants:	12/31/2010	12/31/2009
Strike price	4.50	4.50
Market price	2.74	4.13
Valuation date	12/31/2010	12/31/2009
Expiry date	5/9/2012	5/9/2012
Volatility	70.00%	105.00%
Risk free rate	0.40%	1.33%

Option value	0.33322	0.61711

# of warrants	2,539,416	2,539,416

Value	846,285	1,567,092

Conversion Option Valuation:	12/31/2010	12/31/2009
Strike price	5.57	5.57
Market price	2.74	4.13
Valuation date	12/31/2010	12/31/2009
Expiry date	2/28/2011-1/28/2013	1/28/2013
Volatility	95.00%	105.00%
Risk free rate	0.11%	1.74%
Option value	0.92349-0.01800	2.47002

Host Value - principal	20,000,000	9,000,000
Host Value - interest	0	0

Shares issuable on conversion	3,590,664	1,615,799

Option Value - principal	2,027,726	3,991,047

Real estate held for development or sale, intangible asset and deposits on land use rights

We evaluate the recoverability of our real estate developments taking into account several factors including, but not limited to, our plans for future operations, prevailing market prices for similar properties and projected cash flows.

We review real estate projects whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, we measure impairment by comparing the carrying value to the estimated undiscounted future cash flows expected as a result from the use of the assets and their eventual disposition. If the total of the expected undiscounted cash flow is less than the carrying amount of the assets, we would recognize an impairment loss based on the fair value of the assets.

Our judgments and estimates related to impairment include our determination of whether an event has occurred that warrants an impairment test. If a test is required, we will also have to make certain judgments and estimations concerning our expectations of future cash flows and the calculation of the fair value of the impaired assets.

When real estate costs are determined to be impaired, they are written down to their estimated fair value less cost to sell. The Company evaluates the carrying value for impairment based on the undiscounted future cash flows of the assets. Write-downs of real estate costs deemed impaired would be recorded as adjustments to the cost basis. There has been no impairment on the real estate inventories and no impairment loss has been recorded for the year ended December 31, 2010, 2009 and 2008.

The following table summarizes the components of real estate inventories as of December 31, 2010 and December 31, 2009:

	2010	2009

Real estate projects completed and held for sale	$8,176,690	$20,417,820

Real estate projects held for development	96,409,860	82,585,709
Total real estate held for development or sale	$104,586,550	$103,003,529

 Intangible asset

As of December 31, 2010 and December 31, 2009 our intangible assets consist of the following:
	2010	2009

Development right required	$48,930,082	$47,310,765
Land use right acquired	8,143,992	-
Construction qualification acquired	1,140,632	-
	58,214,706	47,310,765
Accumulated amortization	(6,368,296)	(5,955,631)
Intangible asset, net	51,846,410	41,355,134

The development rights for 487 acres of land in Baqiao Park were obtained pursuant to the acquisition of New Land in fiscal year 2007. Intangible assets have a finite life. In accordance with accounting standards, “Goodwill and Other Intangible Assets”, intangible assets are subject to amortization over their estimated useful life. In the case of Baqiao Park, the amortization of the intangible asset is based on the percentage of profit margin realized over the total expected profit margin to be realized from the 487 acres of land in the Baqiao Project. The Company reviews its business plan for its 487 acres of land in Baqiao Park periodically and updates its assumptions based on the prevailing market prices and management’s estimates concerning  the profit margins. The method of amortization selected reflects the pattern in which the economic benefits of an intangible asset is realized. This method is intended to match the pattern of amortization with the income-generating capacity of the asset.

The land use right was acquired through acquisition of Suodi, which will expire in November 2048.

The construction license was acquired through acquisition of Xinxing Construction. The construction license, which is subject to be renewed every 5 years, is not amortized and has an indefinite estimated useful life because management believes the Company is able to continuously renew the license in the future. The license was subject to renewal on March 10, 2011. The Company has already submitted the application for renewal and management believes the Company can successfully renew the license. In the event that the Company cannot renew the license, management will reassess the recoverability of the intangible asset.

The Company evaluates its intangible assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Based on estimated future cash flows, the Company records a write-down for impairments. No impairment write-down was recognized for the years ended December 31, 2010, 2009 or 2008.

For the year ended December 31, 2010, the Company recorded $207,029 amortization expense on the Baqiao Project land use rights. The amortization was included in selling, general and administrative expenses. There was no amortization on development rights that were capitalized and included in our real estate held for development or sale during fiscal year 2000.

Deposits on land use rights

	2010	2009

Deposits on land use rights	74,938,729	28,084,346

The Company conducts regular reviews of the deposits on land use rights. After review and assessment, the Company concluded that there were no significant decreases in market prices and therefore no impairment write-downs were required. According to E House (China) Real Estate Research Institute the average residential sale price in Xi’an city was stable in the fiscal year ended December 31, 2010. The average sale price increased to 6,211 RMB per square meter (approximately US$ 941 per square meter) from 5,080 RMB in 2009, representing about 22% year-on-year growth.

Material trends and uncertainties that may impact our continuing operations

Changes in national and regional economic conditions, as well as local economic conditions where we conduct our operations and where prospective purchasers of our homes live, may result in more caution on the part of homebuyers and consequently fewer home purchases. Since the third quarter of 2010, we feel that the prevailing attitudes of buyers in the market have improved and that the transaction volume has increased compared to same period of 2009.

Virtually all purchasers of our homes finance their acquisitions through lenders providing mortgage financing. A substantial increase in mortgage interest rates or unavailability of mortgage financing would adversely affect the ability of prospective homebuyers to obtain the financing they would need in order to purchase our homes, as well as adversely affect the ability of prospective move-up homebuyers to sell their current homes. For example, if mortgage financing became less available, demand for our homes could decline. A reduction in demand could also have an adverse effect on the pricing of our homes because we (and our competitors) may reduce prices in an effort to better compete for home buyers. A reduction in pricing could result in a decline in revenues and in our margins. We do not expect any substantial change of current mortgage policies or the prevailing mortgage rate in the near future.

The real estate development industry is capital intensive, and development requires significant up-front expenditures to acquire land and begin development. Accordingly, we incur substantial indebtedness to finance our homebuilding and land development activities. Although we believe that internally generated funds and current borrowing capacity will be sufficient to fund our capital and other expenditures (including land acquisition, development and construction activities), the amounts available from such sources may not be adequate to meet our needs. If such sources are not sufficient, we may seek additional capital in the form of debt or equity financing from a variety of potential sources, including bank financing and/or securities offerings. The availability of borrowed funds, to be utilized for land acquisition, development and construction, may be greatly reduced, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with new loans. Failure to obtain sufficient capital to fund planned capital and other expenditures could have a material adverse effect on our business.

In addition, regulatory requirements could cause us to incur significant liabilities and operating expenses and could restrict our business activities. We are subject to statutes and rules regulating, among other things, certain developmental matters, building and site design, and matters concerning the protection of health and the environment. Our operating expenses may be increased by governmental regulations such as building permit allocation ordinances and impact and other fees and taxes, which may be imposed to defray the cost of providing certain governmental services and improvements. Any delay or refusal from governmental agencies to grant us necessary licenses, permits and approvals could have an adverse effect on our operations.

As of December 31, 2010, we had $46,904,161 of cash and cash equivalents, compared to $36,863,216 as of December 31, 2009, an increase of $10,040,945.

The Company believes that the combination of present capital resources, internally generated funds, and unused financing sources are more than adequate to meet cash requirements. We intend to meet our liquidity requirements, including capital expenditures related to the purchase of land for the development of our future projects, through cash flow provided by operations and additional funds raised by future financings. Upon acquiring land for future development, we intend to raise funds to develop our projects by obtaining mortgage financing mainly from local banking institutions with whom we have done business in the past. We believe that our relationships with these banks are in good standing and that our real estate will secure any loans that are needed. We believe that adequate cash flow will be available to fund our operations.

CONSOLIDATED OPERATING RESULTS

Fiscal Year Ended December 31, 2010 Compared With 2009

Revenues

Our revenues are mainly derived from the sale of residential and commercial units in western China, mainly in Xi’an and the surrounding area. We also perform infrastructure work for the local government as well as preliminary land development projects.

The revenues from our real estate sales in the year ended December 31, 2010 increased 68% to $131.5 million from $78.5 million as compared to the same period of 2009. We believe the primary reasons for the growth are stable market conditions, customer-friendly design and strong pipeline projects. Compared to 2009, we have more projects under construction and in the marketing process than during the same period during 2009. Our new project, Puhua Phase One and Phase Two was able to achieve very impressive contract sales of approximately $21.4 million in the fourth quarter of 2010. Also, we were able to recognize the revenue in Puhua Phase One from early in 2010. This project should further increase our sales and revenue  in the coming years.

We officially started the pre-sale for Puhua Phase Two in the second quarter of 2010. As of December 31, 2010, we have pre-sold about 12% of all available GFA and 18% of all available units.

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

Revenues by project:	2010	2009
US$

Project Under Construction
Tsining JunJing II Phase Two	63,403,184	25,778,463
Puhua Phase One	41,069,075	-
Puhua Phase Two	7,300,049	-
Completed Project
Tsining JunJing II Phase One	13,522,521	48,682,294
Tsining JunJing I	3,406,763	(610,582)
Tsining-24G	2,013,427	3,878,828
Tsining In Home	492,795	552,441
Other	264,647	229,825
Revenues from the sale of properties	$131,472,461	$78,511,269

Our project in process is the Baqiao Project where we possess the exclusive rights to develop 487 acres of land. In 2007, we acquired the development rights and recognized $24,405,717 in revenue as a result of an approximately 18 acre land sale to an unrelated developer. Near the end of 2008, we initiated a joint venture with Prax Capital to co-develop 79 acres within the Puhua Project. Prax Capital invested $29.3 million in cash into the joint venture. After setting aside approximately 42 acres for the newly planned Golden Bay project, approximately 348 acres remain available for development in the Baqiao Project.

Revenues by project:	2010	2009
US$
Tsining JunJing II Phase One
Contract sales	$13,522,521	$39,292,219
Revenue	$13,522,521	$48,682,294
Total gross floor area (GFA) available for sale	141,601	136,012
GFA sold during the period	16,779	61,955
Remaining GFA available for sale	6,212	17,051
Percentage of completion	100%	100%
Percentage GFA sold during the period	11.85%	45.55%
Percentage GFA sold to date	96%	87.46%
Average sales price per GFA	$805	634

Tsining JunJing II Phase Two
Contract sales	$52,437,874	$40,547,451
Revenue	$63,403,184	$25,778,463
Total gross floor area (GFA) available for sale	122,136	122,136
GFA sold during the period	65,016	55,333
Remaining GFA available for sale	1,786	66,803
Percentage of completion	95.34%	63.25%
Percentage GFA sold during the period	53.23%	45.30%
Percentage GFA sold to date	99%	45.30%
Average sales price per GFA	$807	$733

Puhua Phase One contract sales, including Q4 2009	$68,851,673	-
Revenue	$41,069,075	-
Total gross floor area (GFA) available for sale	139,730	-
GFA sold during the period	89,533	-
Remaining GFA available for sale	31,511	-
Percentage of completion	64.63%	-
Percentage GFA sold during the period	64.08%	-
Percentage GFA sold to date	64.08%	-
Average sales price per GFA	$769	-

Puhua Phase Two contract sales, including Q4 2009	$20,539,648	-
Revenue	$7,300,049	-
Total gross floor area (GFA) available for sale	218,635
GFA sold during the period	27,142	-
Remaining GFA available for sale	191,493
Percentage of completion	35.67%	-
Percentage GFA sold during the period	12.41%
Percentage GFA sold to date	12.41%	-
Average sales price per GFA	$756

Revenues from projects under construction

Tsining JunJing II Phase Two

Tsining JunJing II Phase Two consists of 11 middle-rise and high-rise buildings with total expected revenues of approximately $95.1 million. We officially started the pre-sales in the second quarter of 2009 and were able to secure $93.0 million in contract sales for 1,006 units of which we recognized approximately $63.4 million in 2010.

Puhua Phase One

Phase One consists of 13 middle-rise and high-rise buildings and Garden Houses with total expected revenues of approximately $118.6 million. We officially started the pre-sales in the fourth quarter of 2009 and were able to secure $68.9 million in contract sales for 792 units of which we recognized approximately $41.1 million since pre-sales.

Puhua Phase Two

Phase Two consists of 7 middle-rise and high-rise buildings and Garden Houses with total expected revenues of approximately $200.9 million. We officially started the pre-sales in the second quarter of 2010 and were able to secure $20.5 million in contract sales for 234 units of which we recognized approximately $7.3 million in 2010.

Revenues from projects completed

Revenue in 2010 from completed projects accounted for about 15% of total revenue from sales of properties during the year. The completed projects included Tsining JunJing I, Tsining-24G, Tsining in Home and JunJing II Phase One. As the market prices for the retail units went up, we accelerated our marketing plan and were able to achieve approximately $3.4 million from our remaining retail units in Tsining JunJing I.

Other income

Other income includes interest income, rental income, property management income, construction income and gain from disposal of properties and equipment and asset held for sale. We recognized $8.8 million in other income for the year ended December 31, 2010 compared with $8.0 million in the same period of 2009. The 10 percent increase is mainly due to following reasons: 1) income from property management services of Xinxing Property because of the increase of new projects; 2)  miscellaneous construction contracts of Xinxing Construction since Xinxing Construction has some small third party clients; and 3) gain on disposal of fixed assets from Tsining for selling apartments used by Xinxing Hotel Management Co., Ltd.

Cost of real estate sales

The cost of properties and land for the year ended December 31, 2010 increased 70.7 percent to $98.3 million compared with $57.6 million in the same period of 2009. The increase was primarily a result of the increased sales volume in our JunJing II Phase Two and Puhua Phase One.

Revenues and the cost of revenues from Puhua Phase One began to be recognized in the first quarter 2010 and are being recognized using the percentage of completion method of accounting.

Gross profit and profit margin

Gross profit for the year ended December 31, 2010 was $35.9 million, representing an increase of 51.7 percent from $23.7 million in the same period of 2009. The gross profit margin for the year ended December 31, 2010 was 25.6 percent compared with 27.3 percent in the same period of 2009. The decrease in the gross profit margin was mainly due to the reclassification of Junjing I from assets held for sale to property and plant, thus we recorded the accumulated depreciation which amounted to $1.89 million.

Selling, general and administrative expenses

SG&A for the year ended December 31, 2010 increased 40.6 percent to $13.0 million from $9.2 million in the same period of 2009. The increase in SG&A is mainly due to the increased marketing expenses associated and the administrative expenses related to the Puhua project. However the ratio of SG&A to total revenues for the year decreased from 10.6% in 2009 to 9.2% in 2010. This decrease is due to  Company improvements in management and operating efficiency.

Stock-based compensation

We incurred stock-based compensation expenses amounting to $59,606 for the year ended December 31, 2010, compared to $252,118 in 2009. The shares issued to directors were issued in accordance with their service agreements.

Other expenses

Other expenses consist mainly of late delivery settlements and maintenance costs.

Other expenses in the year ended December 31, 2010 increased 143.1 percent to $937,568 compared with $385,652 in the same period of 2009. This was the result of the Company incurring extra charges related to the delivery of Tsining-24G.

Operating profit and operating profit margin

Operating profit ended December 31, 2010 was $18.7 million compared with $8.5 million in the same period of 2009, primarily due to the higher profits generated by JunJing II Phase One and Phase Two. As a result, the operating profit margin was 13.4 percent for the year ended December 31, 2010 compared with 9.8 percent for the year ended December 31, 2009.

Interest expense

Interest expense for the year ended December 31, 2010 decreased 21.0 percent to $1.8 million from $2.3 million for the year ended December 31, 2009. This decrease of interest expense is due to an increase in capitalized interest resulting from a larger number of projects.

Change in fair value of embedded derivative

The Company recorded a $3.9 million gain for the change in fair value of embedded derivatives for the year ended December 31, 2010 compared with $3.2 million expense in the same period of 2009.

The embedded derivatives are related to the Company’s $20 million convertible debt offering completed in January 2008. The change in the fair value of embedded derivatives was a periodic adjustment to the estimated cost to the Company, which was provided by a valuation model. The Company booked a $3.9 million gain during 2010 which was mainly a result of the stock price change.

Change in fair value of warrants

 From 2006 to 2008, the Company issued warrants in conjunction with the issuance of common shares and convertible debt. The warrants permit the shareholders to buy additional common shares at the prices specified in the warrant agreements.

In addition, the Company was required to estimate the fair value of its remaining warrants outstanding and to adjust the value as appropriate. The company chose to use the Cox-Ross-Rubinstein Binomial Lattice valuation model to estimate their fair value.

Prior to June 10, 2010, the date of Amendment of Convertible Debt, the Company used CRR Binomial Lattice Model to assess the fair value of warrants and embedded derivatives at each reporting period. After the Amendment, the investor could exercise the warrants on a cashless basis and receive one common share for every two warrants held, if the investor converts at least 55% of face amount of Convertible Debt held. In addition to the CRR Binomial Lattice Model, the Company also uses an alternative valuation method (the “Alternative Model”) to assess the fair value of the warrants. The Alternative Model is based on the share price of the Company at valuation date and the number of common shares that could result from the two for one cashless exercise. The Company records the warrant liability based on the higher valuation resulted from either CRR Binomial Lattice Model or Alternative Model at each valuation date.

The change in fair value of warrants resulted in a $2.5 million gain for the year ended December 31, 2010, compared to $4.4 million loss during the same period of 2009, which was a result of the periodic adjustment to the estimated cost to the Company to provide the common shares, assuming that all of the warrants will be exercised sometime in the future. The basis for estimating the cost to provide the common shares was provided by the valuation model. The CRR model depends on the following assumptions: the Company’s common stock price underlying the warrants; strike price; expected life; expected volatility; risk free interest rate; and dividend rate. During 2010, our common stock price experienced large fluctuations with the price decreasing from $4.13 on December 31, 2009 to $2.74 on December 31, 2010. The decrease in stock price and expected volatility caused an increase in fair value for warrants and the change of fair value was booked as a non-cash gain.

Security registration expenses

Pursuant to the agreement with the investors of the 5% Senior Secured Convertible Debt, the Company was required to pay the investors certain late registration payments (“Late Payments”) if the Company failed to file a registration statement within 60 days after the closing date of the 5% Senior Secured Convertible Debt. The Company commenced negotiations with the Investors in the 5% Senior Secured Convertible Debt to waive the Late Payments in December 2008, as both parties believed that the registration statement would become effective within a short period of time. However, as the registration statement had not become effective as of September 2009, the Convertible Debt investors decided to claim the Late Payments. The Company had accrued Late Payments of $1.78 million by 2009. On September 28, 2009, the Company negotiated a First Amendment (the “Amendment”) with the Investors to settle the Late Payments in the amount of $2.4 million issuing 614,290 common stock shares. The amount of 614,290 shares of common stock was determined by dividing $2.4 million the total Late Payments up to September 28, 2009, by 95% of the historical volume weighted average price (“VWAP”) of the common stock shares, as determined by using Bloomberg function VWAP, for the immediate preceding 30 days period. In accordance with the Amendment, the Investors will waive any further Late Payments claimes against the Company under the Registration Rights Agreement. We do not expect any similar claims in the future.

The security registration expenses were $0 for the year ended December 31, 2010, compared with $1.8 million in the same period of 2009.

Recovery of income taxes

The provision for current income taxes for the year December 31, 2010 was $5.5 million compared with $0.8 million recovery of current income tax. The recovery of income taxes for the year ended December 31, 2009 was due to the tax settlement between Hao Tai and the local tax bureau.

Mandatory redeemable noncontrolling interests in Subsidiaries

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

During the first quarter of 2010, the Company proposed to redeem Prax’s 1000 Class A shares in Success Hill in order to fix the maximum return on Prax’s initial investment. Both parties then entered into an Amended and Restated Shareholders’ Agreement on May 10, 2010. Effective January 1, 2010, the Company will redeem from Prax, and Prax agrees to such redemption, all of Prax’s Class A Shares within three years by December 31, 2012 for consideration of the USD equivalent of $87.27 million (RMB 576 million).

As Prax’s interest in the consolidated subsidiaries meets the definition of a mandatorily redeemable financial instrument, it is reported within liabilities as a mandatorily redeemable non-controlling interest in subsidiaries on the Company’s consolidated balance sheet and initially valued at the fair value of cash that would be due and payable to Prax under the Amended and Restated Shareholder agreement.

As of January 1, 2010, the Company recorded a liability of $42,600,511 reflecting the fair value of the redemption amount of Prax’s interest and eliminated the original non-controlling interest in the equity on the consolidated balance sheet.  The difference of $14,229,043 between the carrying value of the original non-controlling interests and the fair value of the redemption amount of Prax’s interest has been reflected as a charge to non-controlling interests. Subsequently, the Company recorded accretion cost on these redeemable noncontrolling interests using the effective interest method based on an effective interest rate of 45%. The related accretion cost incurred for the year ended December 31, 2010 was $19,855,876 (2009 - $Nil) and was capitalized as real estate construction in progress.

Net income attributable to China Housing & Land Development, Inc.

Net income attributable to China Housing & Land Development, Inc. for the year ended December 31, 2010 increased 36.3 percent to $3.37 million from $2.47 million in the same period of 2009.

The decrease from our operating profit of $18.7 million to our $3.37 million net income attributable to China Housing & Land Development, Inc. was due to $14.2 million charge to noncontrolling interest. Combining this with change in fair value of embedded derivatives and warrants and loss on extinguishment of debt, we arrive at the non-GAAP normalized net income of $13.4 million.

2010

Net income attributable to China Housing & Land Development, Inc.	$3,366,195
Less: CHANGE IN FAIR VALUE OF DERIVATIVES
Change in fair value of embedded derivatives	(3,882,873)
Change in fair value of warrants	(2,527,423)
Add: Charge to noncontrolling interest	14,229,043
Loss on extinguishment of debt	2,180,492
Non-GAAP normalized net income attributable to China Housing & Land Development, Inc.	$13,365,434

The overall real estate market condition in Xi’an has improved since the third quarter of 2010, which is demonstrated in the pre-sales results of our current projects under construction, i.e. JunJing II Phase Two and Puhua Project. In 2010, we were able to secure approximately $182.4 million in contract sales and were able to recognize approximately $111.8 million as revenue. Both the contract sales amounts and revenues are the highest recorded in the Company’s history.

With the introduction of JunJing II Phase Two and Puhua Phase Two, we expect the gross margin to improve slightly in the future, primarily because of the better quality and higher average sale price of JunJing II Phase Two.

Basic and diluted earning purchase (“EPS”) attributable to China Housing & Land Development, Inc.

Basic EPS attributable to China Housing & Land Development, Inc. was $0.10 for the year ended December 31, 2010, compared to $0.08 in the same period of 2009. Diluted EPS attributable to China Housing & Land Development, Inc. was $0.02 for the year ended December 31, 2010, compared to $0.08 in the same period of 2009. The number of shares outstanding doesn’t change significantly from year to year.

Common shares used to calculate basic and diluted EPS attributable to China Housing & Land Development, Inc.

The weighted average shares outstanding used to calculate basic EPS attributable to China Housing & Land Development, Inc. was 32,854,429 shares in the year ended December 31, 2010 and 31,180,246 shares in the same period of 2009. The weighted average shares outstanding used to calculate the diluted EPS attributable to China Housing & Land Development, Inc. was 35,579,398 shares in the year ended December 31, 2010 and 31,180,246 shares in the same period of 2009.

Foreign exchange

The Company operates in China and the functional currency is Chinese Renminbi (“RMB”) but the reporting currency is the U.S. dollar, based on the exchange rates of the two currencies. The fluctuation of the exchange rate during 2010 and the same period of 2009, when translating the operating results and financial positions at different exchange rates, created the accrued gain (loss) on foreign exchange. The gain on foreign exchange for the year ended December 31, 2010 was $4,295,215, compared with a loss of $234,318 in the same period of 2009.

CONSOLIDATED OPERATING RESULTS

Fiscal Year Ended December 31, 2009 Compared With 2008

Revenues

Our revenues are mainly derived from the sale of residential and commercial units in Western China, mainly in Xi’an city. We also perform infrastructure work for the local government as well as preliminary land development projects.

The revenues from the sale of properties in the year ended December 31, 2009 increased 223% to $78.5 million from $24.3 million in the same period of 2008. We believe the primary reasons for the growth are the stable market conditions, customer-friendly design and strong pipeline projects. Compared to 2008, we have more projects under construction and in the marketing process than those at the same time during 2009. Our new project, Puhua Phase One was able to achieve very impressive contract sales amount, approximately $14.4 million in the fourth quarter. We will be able to recognize the revenue in Puhua Phase One beginning in early 2010. This project will further increase our sales and revenue amount in the coming years.

In 2009, approximately 95% of our revenue came from Tsining JunJing II Phase One and Phase Two, We officially started the pre-sale for Tsining JunJing II Phase One and Phase Two in the second quarter of 2008 and second quarter of 2009, respectively. As of December 31, 2009, the construction of Tsining JunJing II Phase One was completed. We have already pre-sold approximately 87% of all available GFA and 95% of all available units. We also plan to rent out a few commercial units in JunJing II Phase Two which has a better layout than Phase One; as a result, we expect it to achieve a higher selling price. During 2009, the average selling price in Phase Two was about 15% higher than Phase One. As of December 31, 2009, we have pre-sold about 49% of all available GFA and 51% of all available units.

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

Revenues by project:	2009	2008
US$
Project Under Construction

Tsining JunJing II Phase One
contract sales	$39,292,219	$33,166,864
Revenue	$48,682,294	$23,776,789
Total gross floor area (GFA) available for sale	136,012	136,012
GFA sold during the period	61,955	57,006
Remaining GFA available for sale	17,051	79,006
Percentage of completion	100%	65.95%
Percentage GFA sold during the period	45.55%	41.91%
Percentage GFA sold to date	87.46%	41.91%
Average sales price per GFA	$634	$582

Tsining JunJing II Phase Two
contract sales	$40,547,451	-
Revenue	$25,778,463	-
Total gross floor area (GFA) available for sale	122,136	-
GFA sold during the period	55,333	-
Remaining GFA available for sale	66,803	-
Percentage of completion	63.25%	-
Percentage GFA sold during the period	45.30%	-
Percentage GFA sold to date	45.30%	-
Average sales price per GFA	$733	-

Revenues from projects under construction

Tsining JunJing II Phase One

JunJing II Phase One consists of 13 residential buildings and 3 auxiliary buildings, including one kindergarten, with a gross floor area of about 136,012 square meters. JunJing II Phase One was one of our major revenue generating projects during 2009, contributing approximately $48.7 million in revenues. By December 31, 2009, we had pre-sold approximately 1,126 units in the project, which accounts for about 95% of all available units totaling approximately 118,961 square meters, about 87% of available GFA. Delivery to customers for this project began at the end of October 2009.

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

Other income

Other income includes interest income, rental income, other non-operating income as well as government reimbursement of infrastructure cost on the company’s investments required to support infrastructure construction, continued river management, and suburban planning for the entire Baqiao high-technology industrial park. We recognized $8.0 million in other income for the year ended December 31, 2009 compared with $2.3 million in the same period of 2008. The 273 percent increase is mainly due to the government reimbursement of infrastructure cost. During the fourth quarter of 2009, we recognized approximately $3.7 million as revenue from the #3 river dam project that was awarded to us by the local government. The interest income from our initial investment in the Baqiao area for the preliminary land development project also generated about $0.7 million during the year.

Cost of real estate sales

The cost of properties and land for the year ended December 31, 2009 increased 168 percent to $57.6 million compared with $21.5 million in the same period of 2008. The increase was primarily a result of the increased sales volume in our JunJing II Phase One and Phase Two projects.

Revenues and the cost of revenues from Project Tsining JunJing II Phase One began to be recognized in the second quarter 2008 and are being recognized using the percentage of completion method of accounting. The revenues and cost of revenues for Tsining-24G, most of which was sold in the first quarter 2007, were recognized using the full accrual method of accounting.

Gross profit and profit margin

Gross profit for the year ended December 31, 2009 was $23.7 million, representing an increase of 373.9 percent from $5.0 million in the same period of 2008. The gross profit margin for the year ended December 31, 2009 was 27.3 percent compared with 18.9 percent in the same period of 2008. The increase in the gross profit margin was mainly due to more projects under construction, strict cost control and higher average selling prices. The residential units we sold during the year ended December 31, 2009 generally had higher profit margins than the units sold in the same period of 2008 mainly due to the fact that we executed a marketing campaign for JunJing II Phase One starting in the second quarter of 2008 and used discounted prices to attract market interest and encourage future sales. During 2009, we concentrated more on research and development and were able to deliver real estate with better quality and higher average sales prices. Sales are much better with the improvement in market conditions.

Selling, general and administrative expenses

SG&A for the year ended December 31, 2009 increased 8.1 percent to $9.2 million from $8.5 million in the same period of 2008. The increase in SG&A is mainly due to the increased sales, for example, the marketing expenses associated with Tsining JunJing II Phase One and Phase Two projects and the administrative expenses and marketing expenses related to the Puhua project. However the ratio of SG&A to total revenues for the year decreased from 32.1% in 2008 to 10.6% in 2009, because the Company is improving the management and operating efficiency. In October 2009, we launched the marketing campaign for the Puhua Phase One project and successfully secured about $15.0 million of the contract amount. However, due to the overall construction still in the beginning stage, we were not be able to recognize revenue from the Puhua Phase One project. Still, we recognized approximately $2.3 million in selling and administrative expenses in 2009. Without the impact from Puhua, our SG&A expenses would be about $6.9 million, which, we believe is reasonable going forward.

Stock-based compensation

We incurred stock-based compensation expenses amounting to $252,118 for the year ended December 31, 2009, comprised of common stock issued for services provided by the Company’s directors and former CFO, compared to $3.1 million in 2008, representing an 91.8 percent decrease. The number of shares granted to each individual was calculated in accordance with the Company’s Detail Implementation Rule for Restricted Stock Incentive Plan of 2008-2009. The compensation was based on the stock price on the grant date of July 2, 2008 the day the awards were formally approved by the Board of Directors.

Other expenses

Other expenses consist mainly of late delivery settlements and maintenance costs.

Other expenses in the year ended December 31, 2009 increased 30.5 percent to $385,652 compared with $295,595 in the same period of 2008. The Company incurred the maintenance expenses related to the delivery of JunJing Phase One projects.

Operating profit and operating profit margin

Operating profit ended December 31, 2009 was $8.5 million compared with a $9.8 million operating loss in the same period of 2008, primarily due to the higher revenue generated by Tsining JunJing II Phase One and Phase Two. As a result, the operating profit margin was 9.8 percent for the year ended December 31, 2009 compared with negative 37.1 percent for the year ended December 31, 2008.

Interest expense

Interest expense for the year ended December 31, 2009 increased 72.6 percent to $2.3 million from $1.3 million for the year ended December 31, 2008. This change was primarily due to the fact that we have more projects that are using bank loans to finance construction. We were able to pay down $24.3 million in bank loans throughout the year and maintain our outstanding bank loan amount at $36.2 million, which is 1.6% higher than the $35.6 million outstanding at the end of 2008. During 2009, we obtained about $24.9 million in new bank loans to finance our construction, of which, $12.4 million was from Bank of Beijing, with an interest rate set at the People’s Bank of China’s reference rate.

Change in fair value of embedded derivative

The Company recorded a $3.2 million expense in the change in fair value of embedded derivatives for the year ended December 31, 2009 compared with $3.2 million reversal of expense in the same period of 2008.

The embedded derivatives are related to the Company’s $20 million convertible debt offering completed in January 2008. The change in the fair value of embedded derivatives was a periodic adjustment to the estimated cost to the Company, which was provided by a valuation model. The Company booked a $3.2 million expense during 2009 which was mainly a result of the stock price change.

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

Security registration expenses

Pursuant to the agreement with the investors of the 5% Senior Secured Convertible Debt, the Company was required to pay the investors certain late registration payments (“Late Payments”) if the Company failed to file a Registration Statement within 60 days after the closing date of the 5% Senior Secured Convertible Debt. The Company commenced negotiations with the investors of the 5% Senior Secured Convertible Debt to waive the Late Payments in December 2008, as both parties believed that the registration statement would become effective within a short period of time. However, as the registration statement has not become effective as of September 2009, the investors of the Convertible Debt decided to claim the Late Payments. The Company had accrued Late Payments of 1.78 million in 2009. On September 28, 2009, the Company negotiated a First Amendment (the “Amendment”) with the Investors to settle the Late Payments in the amount of $2.4 million by the issuance of 614,290 common stock shares. The amount of 614,290 shares of common stock was determined by dividing $2.4 million the total Late Payments up to September 28, 2009, by 95% of the historical volume weighted average price (“VWAP”) of the common stock shares, as determined by using Bloomberg function VWAP, for the immediate preceding 30 days period. In accordance with the Amendment, the Investors will waive any further Late Payments claims against the Company under the Registration Rights Agreement. We do not expect any similar claim in the future.

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

Non-controlling Interest

We recorded a $737,882 loss attributable to non-controlling shareholder of Puhua and Success Hill for the year ended December 31, 2009, which was related to the Puhua Phase One project. We recorded a $159,564 loss attributable to non-controlling shareholder for the year ended December 31, 2008. Beginning in October 2009, we launched the marketing campaign for the Puhua Phase One project and successfully secured about $15.0 million of the contract amount. However, due to the overall construction still in the beginning stage, we were not able to recognize revenue from the Puhua Phase One project. We expensed approximately $2.3 million selling and administrative expenses during 2009.

We recorded a $159,564 loss attributable to non-controlling shareholder of Puhua and Success Hill, which is related to the formation of Puhua in the fourth quarter of 2008.

Net income attributable to China Housing & Land Development, Inc.

Net income attributable to China Housing & Land Development, Inc. for the year ended December 31, 2009 decreased 71.1 percent to $2.47 million from $8.94 million in the same period of 2008.

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

With the introduction of JunJing II Phase Two and Puhua Phase One, we expect the gross margin to improve slightly in the future, primarily because of the better quality and higher average sale price of JunJing II Phase Two. The average price for Phase Two reached $733/square meter, $95 higher than Phase One.

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

Foreign exchange

The Company operates in China and the functional currency is Chinese Renminbi (RMB) but the reporting currency is U.S. dollar, based on the exchange rates of the two currencies. The fluctuation of exchange rates during 2009 and the same period of 2008, when translating the operating results and financial positions at different exchange rates, created the accrued gain (loss) on foreign exchange. The loss on foreign exchange for the year ended December 31, 2009 was $234,318, compared with a gain of $5,882,178 in the same period of 2008.

Cash flow discussion

There was a net cash inflow of $7,904,833 for the year ended December 31, 2010 compared with a $574,573 cash outflow during the same period of 2009.

The major cash inflow resulted from financing activities. The inflow amounts to $36.9 for the year ended December 31, 2010 compared to an outflow of $1.1 million in the same period of 2009.

There was a cash outflow of $27 million from investing activities in 2010, compared with a cash outflow of $1.5 million for the same period of 2009. The increase was primarily due to change of restricted cash of  $33.7 million. It is offset by the proceeds from the sale of assets held for sale, which brought $2.1 million to the Company compared to $0 last year. Also, the cash from acquired business contributed $3.6 million cash for the year ended December 31, 2010.

There was a cash outflow of $2 million for operating activities in the year ended December 31, 2010 compared with a $2.1 million inflow in 2009. The difference is primarily attributable to the $44 million prepayment on land use rights. As we have more projects under construction compared to 2009 we incurred greater cash outflow to fund the construction. Also during 2010, there was an increase in advances from customers, which represents a $29.4 million cash inflow compared to an $11.9 million inflow during 2009.

The decrease in cash for 2009 was $574,573 compared with a $34,346,145 cash inflow in 2008.

The inflow amounts to $2.1 million from operating activities for the year ended December 31, 2009 compared to outflow of $29.1 million in the same period of 2008. As we have more projects under construction compared to 2008, we see more cash outflow to fund the construction: at the same time part of the deposit in land use rights were transferred into construction in progress. Also during 2009, there was an increase in advances from customers, which represented an $11.9 million cash inflow compared to a $3.6 million inflow during 2008.

There was a cash outflow of $1.5 million from investing activities in 2009, compared with a cash outflow of $0.5 million for the same period of 2008. The increase was primarily due to a change in restricted cash, which brought a $103,478 cash inflow to the Company compared to a $684,040 outflow last year. Also, the cash from acquired business contributed $0.5 million for the year ended December 31, 2009.

There was a cash outflow of $1.15 million for financing activities in the year ended December 31, 2009 compared with $63.9 million of inflow in 2008. The difference is primarily attributable to the financings that took place during 2008, including $19 million convertible notes issued in January 2008, $46 million new bank loan as well as the $29 million from joint venture partner Prax Capital.

Debt leverage

Total debt consists of loans payable, loans from employees, Convertible Debt, payable for acquisition of businesses and mandatorily redeemable noncontrolling interests in Subsidiaries.

Total debt outstanding as of December 31, 2010 was $143.9 million compared with $59.8 million in 2009.

Net debt outstanding (total debt less cash and cash equivalents and restricted cash) as of December 31, 2010 was $62.3 million compared with $22.2 million as of December 31, 2009. The major reason for the increase in net debt outstanding is the increase in cash to $81.7 million at December 31, 2010 from $37.6 million on December 31, 2009. The Company’s net debt as a percentage of total capital (net debt plus shareholders’ equity) was 38.0% on December 31, 2010 and 15.7% on December 31, 2009.

Total debt outstanding as of December 31, 2009 was $59.8 million compared with $59.2 million as of December 31, 2008.

Net debt outstanding (total debt less cash and cash equivalents and restricted cash) as of December 31, 2009 was $22.2 million compared with $21 million as of December 31, 2008. A major reason for the increase in net debt outstanding was the decrease in cash decreased to $37.6 million at December 31, 2009 from $38.2 million on December 31, 2008. The Company’s net debt as a percentage of total capital (net debt plus shareholders’ equity) was 15.7% on December 31, 2009 and 15.6% on December 31, 2008, a slight increase due to the cash balance decrease.

Liquidity and capital resources

Our principal liquidity demands are based on the development of new properties, property acquisitions, and general corporate endeavors.

As of December 31, 2010, we had $46,904,161 of cash and cash equivalents, compared with $36,863,216 of cash and cash equivalents as of December 31, 2009, a increase of $10,040,945. Our cash flow from financing activities provided $36,931,354 for the year ended December 31, 2010 compared with an outflow of $1,146,959 for the year ended December 31, 2009. Along with progress in projects, we started seeing positive cash flow from operations and we can use this internally generated cash flow to fund our projects in the pipeline.

The Company leases part of its office and hotel space under various operating lease agreements. The future minimum rental payments required under the operating lease agreements are summarized below.  The Company also had various commitments related to land use right acquisition with unpaid balances of approximately $23.3 million. The balances are not due until the vendor removes the existing building on the land and changes the zoning status of the land use right certificate. Based on the current condition, the Company estimates that the balances will be paid in two years.

	Payment due by period
Commitments and Contingencies	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	After 5 years

Operating leases	$771,516	$170,855	$79,208	$79,208	$79,208	$79,208	$283,829
Consulting contract	284,091	284,091	-	-	-	-	-
Land use rights	23,309,671	20,627,853	2,681,818	-	-	-	-
Total	$24,365,278	$21,082,799	$2,761,026	$79,208	$79,208	$79,208	$283,829

Financial obligations

As of December 31, 2010, we had total bank loans of $82,971,074 with a weighted average interest rate of 5.5 percent.

Our mortgage debt (total bank loans) is secured by the assets of the Company.

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

The following table summarizes the amounts and types of the Company’s obligations and provides the estimated period of maturity for the financial obligations by class as of December 31, 2010:

Obligations Due by Period	1 year	1-3 years	3-5 years
(Millions of dollars)

Current liabilities:
Accounts payable	$22.54
Income and other taxes payable		$15.43
Other payables		$5.66
Advances (deposits) from customers		$52.2
Accrued expenses	$2.50
Current portion of long term loans payable	$-

Long-term liabilities:
Warranties liabilities			$2.77
Deferred tax		$14.34
Fair value of embedded derivatives			$2.03
Convertible Debt			$16.25

Long-term debt:
Loans payable		$82.97
Payable for acquisition of businesses	$2.36
Loans form employees		$8.79

The following table summarizes the Company’s loans payable that were outstanding as of December 31, 2010 and December 31, 2009:

	2010	2009
Xi’an Rural Credit Union Zao Yuan Rd. Branch
Due July 3, 2010, annual interest is at 8.496 percent, secured by the Company’s Jun Jing Yuan I, Han Yuan and Xin Xing Tower projects	$-	$2,930,017
Due July 2, 2011, annual interest is at 8.496 percent, secured by the Company’s Jun Jing Yuan I, Han Yuan and Xin Xing Tower projects	2,727,273	-

China Construction Bank, Xi’an Branch
Due August 27, 2011, annual interest is at a floating interest rate based on 110% of the People’s Bank of China prime rate, secured by the Company's Jun Jing Yuan II project	-	3,223,018
Due September 8, 2012, annual interest is at a floating interest rate based on 110% of the People’s Bank of China prime rate, secured by the Company's Jun Jing Yuan II project	-	12,452,571

Xinhua Trust Investments Ltd.
Due February 10, 2012, annual interest is at 10 percent, secured by the 24G project	22,727,273	-

Commercial Bank Weilai Branch
Due August 29, 2010, annual interest is at 10.21 percent, secured by the Company's Jun Jing Yuan I and XinXing Tower projects	-	5,127,528
Annual interest is at 7.29 percent, secured by the Company's Jun Jing Yuan I and XinXing Tower projects and guaranteed by Tsining. $757,576 is payable on March 20, 2011; $1,515,152 is payable on June 20, 2011, and $1,818,182 is payable on August 29, 2011	4,090,909	-

Bank of Beijing, Xi’an Branch
Due December 10, 2012, annual interest is at the prime rate of People’s Bank of China (December 31, 2010-5.85% and December 31, 2009-5.6%) secured by the PuHua project with a minimum repayment of $7.6 million required by December 31, 2011.	22,727,273	12,452,571

Xi’an Duqu Trust Bank
Due June 11, 2011, annual interest is at 9.18 percent, secured by the Company’s Junjing Yuan I properties	681,817	-

JP Morgan International Bank Limited Brussels Branch (“JP Morgan”)
Due March 13, 2011, annual interest is at 1.2 percent, secured by $33,939,394 restricted cash.	30,016,529	-

Total	$82,971,074	$36,185,705

The currently indicated annual interest requirement on these loans totals about $4.1 million.

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

The majority of the Company’s revenues and expenses were denominated primarily in renminbi (“RMB”), the currency of the People's Republic of China. There is no assurance that exchange rates between the RMB and the U.S. dollar will remain stable. The Company does not engage in currency hedging. Inflation has not had a material impact on the Company’s business

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is subject to the following market risks, including but not limit to:

General Real Estate Risk

There is a risk that the Company’s property values could go down due to general economic conditions, a weak market for real estate generally, or changing supply and demand.

Risk Relating to Property Sales

The Company may not be able to sell a property at a particular time for full value, particularly in a poor market.

Foreign Currency Exchange Rate Risk

The Company conducts all business in the People’s Republic of China. All the revenue and profit is denominated in RMB. When RMB depreciates, it may adversely affect the Company’s financial performance. Specifically, since the Company’s senior convertible note interest payment is denominated in U.S. dollars; the depreciation of RMB may incur additional cost to our financial cost. However, the effect likely would be small.

ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of China Housing & Land Development, Inc.

We have audited the accompanying consolidated balance sheets of China Housing & Land Development, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years ended December 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Signed: “MSCM LLP”
MSCM LLP
Toronto, Canada
March 14, 2011

CHINA HOUSING & LAND DEVELOPMENT, INC., AND SUBSIDIARIES

Consolidated Balance Sheets
As of December 31, 2010 and 2009

	2010	2009
ASSETS
Cash and cash equivalents	$46,904,161	$36,863,216
Cash - restricted	34,756,450	701,017
Accounts receivable, net of allowance for doubtful accounts of $266,493 and $389,996, respectively	9,297,505	6,088,482
Other receivables and prepaid expenses and other assets, net	7,653,925	2,484,221
Real estate held for development or sale	104,586,550	103,003,529
Property and equipment, net	29,735,836	15,307,478
Asset held for sale	-	14,301,564
Advances to suppliers	1,223,366	10,368,386
Deposits on land use rights	74,938,729	28,084,346
Intangible assets, net	51,846,410	41,355,134
Goodwill	1,806,905	816,469
Deferred financing costs	401,703	411,457
Total assets	$363,151,540	$259,785,299

LIABILITIES
Accounts payable	22,542,083	20,706,263
Advances from customers	52,229,189	21,301,876
Accrued expenses	2,507,638	5,587,837
Payables for acquisition of businesses	2,363,385	5,916,354
Income and other taxes payable	15,429,752	8,194,659
Other payables	5,663,222	4,524,288
Loans from employees	8,787,879	2,864,824
Loans payable	82,971,074	36,185,705
Deferred tax liability	14,344,712	11,505,181
Warrants liability	2,766,382	5,074,191
Fair value of embedded derivatives	2,027,726	3,991,047
Convertible debt	16,251,840	14,834,987
Mandatorily redeemable noncontrolling interests in Subsidiaries	33,535,969	-
Total liabilities	261,420,851	140,687,212

SHAREHOLDERS' EQUITY
Common stock: $.001 par value, authorized 100,000,000 shares issued and outstanding 32,685,331 and 31,884,969, respectively	32,685	31,885
Additional paid in capital	38,996,078	35,461,706
Common stock subscribed	59,606	252,118
Statutory reserves	6,654,715	4,922,248
Retained earnings	41,528,907	39,895,179
Accumulated other comprehensive income	14,458,698	10,163,483

Total China Housing & Land Development, Inc. shareholders’ equity	101,730,689	90,726,619

Noncontrolling interest	-	28,371,468

Total shareholders' equity	101,730,689	119,098,087

Total liabilities and shareholders' equity	$363,151,540	$259,785,299

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC., AND SUBSIDIARIES

Consolidated Statements of Income
For The Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
REVENUES
Real estate sales	$131,472,461	$78,511,269	$24,306,062
Other revenue	8,796,323	8,047,883	2,310,131
Total revenues	140,268,784	86,559,152	26,616,193

COST OF REVENUES
Cost of real estate sales	98,280,358	57,625,613	21,473,426
Cost of other revenue	6,102,184	5,276,828	150,347
Total costs of revenues	104,382,542	62,902,441	21,623,773

Gross margin	35,886,242	23,656,711	4,992,420

OPERATING EXPENSES
Selling, general, and administrative expenses	12,909,946	9,182,165	8,497,562
Stock-based compensation	59,606	252,118	3,078,600
Security registration expenses	-	1,786,517	613,483
Other expenses	937,568	385,652	295,595
Interest expense	1,834,322	2,323,141	1,346,183
Accretion expense on convertible debt	1,416,871	1,213,063	968,962
Total operating expenses	17,158,313	15,142,656	14,800,385

NET INCOME (LOSS) FROM BUSINESS OPERATIONS	18,727,929	8,514,055	(9,807,965)

CHANGE IN FAIR VALUE OF DERIVATIVES
Loss on extinguishment of debt	2,180,492	-	-
Change in fair value of embedded derivatives	(3,882,873)	3,230,649	(3,166,977)
Change in fair value of warrants	(2,527,423)	4,365,633	(4,932,961)
Total change in fair value of derivatives	(4,229,804)	7,596,282	(8,099,938)

Income (loss) before provision for income taxes and noncontrolling interest	22,957,733	917,773	(1,708,027)

Provision for (recovery of) current income taxes	5,513,517	(814,155)	(10,490,833)
Recovery of deferred income taxes	(151,022)	-	-
Total income taxes	5,362,495	(814,155)	(10,490,833)

NET INCOME	17,595,238	1,731,928	8,782,806

Less: net charge (loss) attributable to noncontrolling interest	14,229,043	(737,882)	(159,564)
Net income attributable to China Housing & Land
Development, Inc.	$3,366,195	$2,469,810	$8,942,370

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	32,854,429	31,180,246	30,516,411

Diluted	35,579,398	31,180,246	30,527,203

EARNINGS PER SHARE
Basic	$0.10	$0.08	$0.29

Diluted	$0.02	$0.08	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC., AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
For The Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008

NET INCOME	$17,595,238	$1,731,928	$8,782,806

OTHER COMPREHENSIVE INCOME (LOSS)
Gain (loss) in foreign currency translation	4,295,215	(234,318)	5,882,178

COMPREHENSIVE INCOME	21,890,453	1,497,610	14,664,984

Less: Comprehensive charge (loss) attributable to noncontrolling interest	14,229,043	(737,882)	(159,564)

Comprehensive income attributable to China Housing & Land Development, Inc.	$7,661,410	$2,235,492	$14,824,548

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT INC., AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For The Years Ended December 31, 2010, 2009 and 2008

	December 31,	December 31,	December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,595,238	$1,731,928	$8,782,806
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Bad debt (recovery) expense	(129,781)	(603,917)	1,420,434
Depreciation	3,179,083	633,930	454,728
Amortization of intangible	207,029	-	-
Loss (gain) on disposal of property and equipment	(278,410)	108,189	15,167
Gain on disposal of assets held for sale	(1,134,675)	-	-
Gain on income tax settlement	-	(4,859,401)	(12,712,153)
Amortization of deferred financing costs	155,210	210,661	148,606
Recovery of deferred tax provision	(151,022)	-	-
Loss on extinguishment of debt	2,180,492	-	-
Stock-based compensation	59,606	252,118	3,078,600
Security registration expenses settled with common stocks	-	1,786,517	613,483
Change in fair value of embedded derivatives	(3,882,873)	4,365,633	(4,932,961)
Change in fair value of warrant	(2,527,423)	3,230,649	(3,166,977)
Accretion expense on convertible debt	1,416,871	1,213,063	968,962
Non-cash proceeds from sales	-	(43,500)	(166,148)
(Increase) decrease in assets:
Accounts receivable	(2,511,977)	(4,758,938)	10,758,758
Other receivables and prepaid expenses	(3,843,738)	185,426	(114,638)
Real estate held for development or sale	2,102,072	(37,698,632)	(23,463,229)
Advances to suppliers	5,483,695	(9,688,941)	1,600,308
Refund (deposit) on land use rights	(44,788,743)	19,198,186	(15,387,541)
Deferred financing costs	(140,684)	-	202,888
Increase (decrease) in liabilities:
Accounts payable	1,766,018	10,170,003	570,250
Advances from customers	29,383,837	11,911,360	3,576,253
Accrued expenses	(13,813,174)	1,915,238	1,607,633
Other payables	837,765	(1,815,769)	1,003,031
Income and other taxes payable	6,835,225	4,606,492	(3,934,882)
Net cash (used in) provided by operating activities	(2,000,359)	2,050,295	(29,076,622)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(33,721,354)	103,478	(684,040)
Purchase of property and equipment	(1,900,533)	(2,747,785)	(1,063,332)
Notes receivable collected	-	452,054	364,313
Cash acquired from acquisition of business	3,621,705	519,309	-
Proceeds from sale of property and equipment	2,889,869	195,035	872,346
Proceeds from sale of assets held for sale	2,084,151	-	-
Net cash (used in) investing activities	(27,026,162)	(1,477,909)	(510,713)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of convertible debt	-	-	19,230,370
Investment and advances from minority shareholder	-	-	29,268,914
Loans from banks	34,151,372	24,894,444	46,054,762
Payments on loans payable	10,188,148	(24,306,429)	(25,905,804)
Loans from (repayment to) employees, net	5,717,478	1,347,937	(1,018,357)
Repayment of payables for acquisition of businesses	(13,125,644)	(4,267,573)	(3,704,820)
Proceeds from exercise of warrants	-	1,184,662	8,415
Net cash provided by (used in) financing activities	36,931,354	(1,146,959)	63,933,480

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,904,833	(574,573)	34,346,145

Effects on foreign currency exchange	2,136,112	12,449	728,180

Cash and cash equivalents, beginning of year	36,863,216	37,425,340	2,351,015

Cash and cash equivalents, end of year	$46,904,161	$36,863,216	$37,425,340

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC., AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity
For The Years Ended December 31, 2010, 2009 and 2008

			Common	Additional			Accumulated
	Common Stock		stock	paid in	Statutory	Retained	comprehensive	Noncontrolling
	Shares	Par Value	subscribed	capital	reserves	earnings	income	interest	Totals
BALANCE, December 31, 2007	30,141,887	$30,142	$-	$28,381,534	$2,885,279	$30,365,156	$4,515,623	$-	$66,177,734
Common Stock issued from warrants conversion	1,870	2	-	9,966	-	-	-	-	9,968
Stock based compensation	750,000	750	-	2,999,250	-	-	-	-	3,000,000
Initial investment from noncontrolling interest	-	-	-	-	-	-	-	29,268,914	29,268,914
Net Income	-	-	-	-	-	8,942,370		(159,564)	8,782,806
Adjustment to statutory reserve	-	-	-	-	655,947	(655,947)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	5,882,178	-	5,882,178
BALANCE, December 31, 2008	30,893,757	$30,894	$-	$31,390,750	$3,541,226	$38,651,579	$10,397,801	$29,109,350	$113,121,600
Stock based compensation	54,583	55	-	78,545	-	-	-	-	78,600
Common Stock issued from warrants conversion	288,889	289	-	1,494,316	-	-	-	-	1,494,605
Common stock issued from cashless warrants conversion	33,450	33	-	98,709	-	-	-	-	98,742
Common stock subscribed from liability settlement	614,290	614	-	2,399,386	-	-	-	-	2,400,000
Stock based compensation	-	-	252,118	-	-	-	-	-	252,118
Net Income	-	-	-	-	-	2,469,810	-	(737,882)	1,731,928
Adjustment to statutory reserve from acquisition of Xinxing Property	-	-	-	-	154,812	-	-	-	154,812
Adjustment to statutory reserve	-	-	-	-	1,226,210	(1,226,210)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(234,318)	-	(234,318)
BALANCE, December 31, 2009	31,884,969	$31,885	$252,118	$35,461,706	$4,922,248	$39,895,179	$10,163,483	$28,371,468	$119,098,087
Common stock issued for stock based compensation	62,014	62	(252,118)	252,056	-	-	-	-	-
Common stock issued for warrants exercise	17,968	18	-	41,326	-	-	-	-	41,344
Common stock issued for acquisition of Suodi	720,380	720	-	3,240,990	-	-	-	-	3,241,710
Non-controlling interest reclassified to mandatorily redeemable noncontrolling interests in subsidiaries	-	-	-	-	-	-	-	(28,371,468)	(28,371,468)
Charge to noncontrolling interest	-	-	-	-	-	(14,229,043)	-	-	(14,229,043)
Stock based compensation	-	-	59,606	-	-	-	-	-	59,606
Net income	-	-	-	-	-	17,595,238	-	-	17,595,238
Adjustment to statutory reserve					1,732,467	(1,732,467)	-	-	-
Foreign currency translation adjustment							4,295,215		4,295,215
BALANCE, December 31, 2010	32,685,331	$32,685	$59,606	$38,996,078	$6,654,715	$41,528,907	$14,458,698	$-	$101,730,689

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

The Company’s subsidiaries include: Xi'an Tsining Housing Development Company Inc. (“Tsining”), Xi'an New Land Development Co. (“New Land”), Manstate Assets Management Limited (“Manstate”), Success Hill Investments Limited (“Success Hill”), Puhua (Xi’an) Real Estate Development Co., Ltd. (“Puhua”), Xi’an Xinxing Property Management Co., Ltd. (“Xinxing Property”) (note 3), Suodi Co., Ltd. (“Suodi”) (note 3), Shaanxi Xinxing Construction Co., Ltd. (“Xinxing Construction”) (note 3), Xinxing FangZhou Housing Development Co., Ltd. (“FangZhou”), Wayfast Holdings Limited (“Wayfast”), Clever Advance Limited (“Clever Advance”), Gracemind Holdings Limited (“Gracemind”) and Treasure Asia Holdings Limited (Treasure Asia”)  (collectively, the “Subsidiaries”). FangZhou was incorporated on March 31, 2010 for future real estate development projects. Wayfast with its 100% subsidiary - Clever Advance and Gracemind with its 100% subsidiary - Treasure Asia were incorporated as holding companies in March 2009 and were inactive during the year end December 31, 2010.

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

Prior to January 1, 2010, Prax Capital (“Prax”), a third party, owned 25% ownership interests of the noncontrolling stockholder of Puhua and 40% ownership interests of the noncontrolling stockholder of Success Hill. The ownership interests by Prax were presented as noncontrolling interests in the consolidated balance sheets. In the consolidated statements of operations, net income attributable to China Housing & Land Development, Inc. reflects an adjustment for the noncontrolling stockholders’ share of the net loss of Puhua and Success Hill.

Effective January 1, 2010, the Company entered into an Amended and Restated Shareholders’ Agreement (the “Restructure”) with Prax to redeem Prax’s ownership interest in Puhua and Success Hill. The Company is committed to redeem all Prax’s ownership interest by December 31, 2012 (note16). As a result of the Restructure, the noncontrolling interests meet the definition of a mandatorily redeemable financial instrument, and are reported within liabilities as mandatorily redeemable noncontrolling interests in subsidiaries on the Company’s consolidated balance sheets.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and changes in these estimates are recorded when known. Significant estimates made by management include: revenue recognition, estimated real estate project cost and revenue under percentage completion method, allowance for doubtful accounts, valuation of real estate held for development or sale, useful lives of property and equipment, amortization of the intangible assets, value of intangible assets and goodwill, future cash flows associated with impairment testing for tangible and intangible assets and goodwill, income taxes, and fair value of warrants liability, embedded derivatives and stock-based compensation.

Reporting Currency and Foreign Currency Translation

As of December 31, 2010, the accounts of the Company and its Subsidiaries are maintained in their functional currency, the Chinese Yuan Renminbi ("RMB"). The consolidated financial statements of the Company have been translated into U.S. dollars in accordance with the accounting standard on foreign currency translation. All assets and liabilities of the Subsidiaries are translated at the exchange rate on the balance sheet date, shareholders' equity is translated at the historical rates and the statements of income and cash flows are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under comprehensive income and as a separate component of shareholders’ equity.

Foreign exchange rates used:

	December 31, 2010	December 31, 2009	December 31, 2008
Period end RMB/U.S. Dollar exchange rate	6.6000	6.8259	6.8225
Average RMB/U.S. Dollar exchange rate	6.7690	6.8307	6.9483

Revenue Recognition

Effective January 1, 2008, the Company changed its revenue recognition policy for sales of development properties to the percentage of completion method. Previously, the full accrual method was used. The percentage of completion method is based on estimated costs incurred. The change more accurately reflects the business activity of the Company and matches revenues with the costs incurred in earning such revenue. The standard “Accounting Changes and Error Corrections” requires that a change in accounting policy be reflected through retrospective application of the new accounting policy to all prior periods, unless it is impracticable to do so. The Company has determined that retrospective application to periods prior to January 1, 2008 is not practical as the necessary information needed to restate prior periods is not available. Therefore, the Company began to apply the percentage of completion method on a prospective basis beginning January 1, 2008.

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

Under the percentage of completion method, revenues from condominium units sold and related costs are recognized over the course of the construction period, based on the completion progress of a project. In relation to any project, revenue is determined by calculating the ratio of incurred costs, including land use rights costs and construction costs, to total estimated costs and applying that ratio to the contracted sales amounts. Cost of sales is recognized by determining the ratio of contracted sales during the period to total estimated sales value, and applying that ratio to the incurred costs. Current period amounts are calculated based on the difference between the life-to-date project totals and the previously recognized amounts. Any losses incurred or forecast to occur on real estate transactions are recognized in the period in which the loss is first anticipated.

Significant judgments and estimates related to applying the percentage of completion method include the Company’s estimates of the time necessary to complete the project, the total expected revenue and the total expected costs. Fluctuations in sales prices and variances in costs from budgets could change the percentages of completion and affect the amount of revenue and costs recognized. Changes in total estimated project costs, if any, are recognized in the period in which they are determined. Revenue recognized to date in excess of amounts received from customers is included in accounts receivable. Included in accounts receivable at December 31, 2010 is $6,284,140 (2009 - $4,721,729) representing amounts due from customers for which the Company has already recognized revenues. Amounts received from customers in excess of revenue recognized to date are classified as current liabilities under advances from customers. As of December 31, 2010 and 2009, the related advances from customers were $40,820,914 and $20,745,756, respectively.

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

Other revenue mainly includes property management fees, real estate lease income, gain on disposal of fixed assets and asset held for sale, and real estate construction services for third parties. Both property management fees and real estate lease income is recognized on a straight-line basis over the terms of the service agreements. Depreciation cost and maintenance cost of the property are recorded as the cost of other income. For real estate construction projects that the Company operates as a general contractor, fees are generally recognized using the percentage of completion method based on costs incurred as a percentage of total expected costs. Some real estate development and construction assignments are subject to agreements that describe the calculation fees and when the Company earns such fees. The earnings terms of these agreements dictate when the Company recognizes the related revenue.

For land sales, the Company recognizes revenue when title to the land development right is transferred and collectability of the proceeds is assured.

For the reimbursement of infrastructure costs, the Company recognizes income, which is at a value agreed to by the Company and the government of the PRC, under a binding agreement.

Effect of Change in Estimate

Revisions in estimated gross profit margins related to revenue recognized under the percentage of completion method are made in the period in which circumstances requiring the revisions become known. During 2010, real estate development projects with gross profits recognized in 2009 had changes in their estimated gross profit margins. As a result of these changes of gross profit, net income for the year ended December 31, 2010 decreased by $2,229,470 (2009 – increase $538,087 and 2008 - $Nil) or basic and diluted earnings per share for the year ended December 31, 2010 decreased by $0.068 and $0.063, respectively (2009 – increased by $0.017 in both basic and diluted earnings per share and 2008 - $Nil).

Real estate held for development or sale

Real estate held for development or sale consists of residential and commercial units under construction and units completed. The Company leases the land for the residential and commercial unit sites under land use right leases from PRC. Real estate for development or sale is carried at the lower cost or fair value less costs to sell.

Real estate held for development or sales include cost of land use right and land improvements, direct construction costs and development costs, consisting of predevelopment costs, engineering costs, interest on indebtedness, real estate taxes, wages, insurance, construction overhead and indirect project costs. All costs are capitalized and accumulated by specific projects and allocated to residential and commercial units within the respective projects using the relative area method except that the construction and development costs are allocated using specific identification method. Total estimated costs of multi-unit developments are allocated to individual units based upon the related area methods.

Real estate held for development or sale is subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. Estimated fair value is based on comparable sales of real estate in the normal course of business under existing and anticipated market conditions. The evaluation takes into consideration the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances, which may affect fair value including management’s plans for the property. These evaluations are made on a property-by-property basis as seen fit by management whenever events or changes in circumstances indicate that the net carrying value may not be recoverable.

The Company evaluates the carrying value for impairment based on the undiscounted future cash flows of the assets. Write-downs of real estate held for development or sale deemed impaired would be recorded as adjustments to the cost basis. No impairment loss was incurred or recorded for the year ended December 31, 2010 (2009 and 2008 - $Nil and $Nil). No depreciation is provided for real estate held for development or sale.

Capitalization of Interest

In accordance with the standard “Capitalization of Interest Cost”, interest incurred during and directly related to construction is capitalized to real estate held for development or sale during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete or the property becomes inactive. A project becomes inactive when development and construction activities have been suspended indefinitely. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest capitalized to real estate held for development or sale is expensed as a component of cost of real estate sales when related units are sold. All other interest is expensed as incurred.

For the year ended December 31, 2010, interest incurred by the Company was $26,374,527 (2009 - $5,096,871 and 2008 - $4,659,778) and capitalized interest for the same period was $26,059,926 (2009 - $2,890,457).

Concentration of Risks

The Company sells residential and commercial units to residents and small business owners. There was no major customer that accounted for more than 5% of the sales for the years ended December 31, 2010, 2009 and 2008. Five customers, individually accounting for over 5% of accounts receivable, together accounted for approximately 44% of accounts receivable as at December 31, 2010. One customer accounted for approximately 14% of accounts receivable as at December 31, 2009.

The Company is dependent on third-party sub-contractors, manufacturers, and distributors for all construction services and supply of construction materials. Construction services or products purchased from the Company's five largest sub-contractors and suppliers accounted for 45% of total services and supplies for the year ended December 31, 2010 (2009 - 41% and 2008 – 30%). Accounts payable to these subcontractors and suppliers was 41% of total accounts payable as at December 31, 2010 (2009 – 53%).

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

Cash and Cash Equivalents and Concentration of Risk

Cash and cash equivalents include cash on hand and highly liquid investments with maturities of three months or less when purchased in accounts maintained with state-owned banks within the PRC. Total cash (including restricted cash) and cash equivalents in state-owned banks at December 31, 2010 amounted to $81,585,330 (2009 - $37,263,615) of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts. Total cash equivalents as at December 31, 2010 amounted to $Nil (2009 - $4,395,025).

Restricted Cash

The Company has two types of restricted cash. The first type of restricted cash is imposed by the banks that provide mortgage loans to the home buyers before obtaining the certificates of ownership of the properties as collateral. In order to provide the banks with the certificates of ownership, the Company is required to complete certain procedures with the Chinese government, which normally takes six to twelve months. Because the banks provide the loan proceeds to the Company without obtaining certificates of ownership as loan collateral during this six to twelve month period, the mortgage banks require the Company to maintain restricted cash as security. This type of restricted cash is released by the banks once they receive the certificates of ownership.

The second type of restricted cash is the guarantee deposits for the loans from JP Morgan International Bank Limited Brussels Branch (“JP Morgan”) (note 14). The Company cannot withdraw or transfer the restricted cash until the restriction periods have expired and the loan amount has been repaid.

As of December 31, 2010 and 2009, the balances of the first type of restricted cash totaled $817,056 and $701,017, respectively. As of December 31, 2010 and 2009, the balances of the second type of restricted cash totaled $33,939,394 and $Nil, respectively. The Company has not experienced any losses related to the restricted cash and believes that such reserves are sufficient.

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

Other Receivables

Other receivables consist of various cash advances to unrelated companies and individuals. These amounts are not related to operations of the Company, are unsecured, non-interest bearing and generally short-term in nature.

Advances to Suppliers

Advances to suppliers consist of amounts paid in advance to contractors and vendors for services and materials.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method, with 3% residual value, over the estimated useful lives of the assets. Estimated useful lives of the assets are as follows:
Estimated Useful Life

Buildings and improvements	6 - 30 years
Income producing properties and improvements	21 - 30 years
Vehicles	6 years
Electronic equipment	5 years
Office furniture	5 years
Computer software	3 years

Maintenance and repairs are charged directly to expenses as incurred. Major additions and betterment to property and equipment are capitalized and depreciated over the remaining useful life of the assets.

Impairment of Long-lived Assets

The Company periodically evaluates the carrying value of long-lived assets in accordance with the standard, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes there were no impairments of its long-lived assets as of December 31, 2010, 2009, and 2008.

Asset Held for Sale

The Company initially intended to sell one of its fixed assets which consists of 13,609 square meters of commercial retail units. The fixed assets were classified as asset held-for-sale and the Company ceased depreciation of the asset during 2007 to 2009. During 2010, the Company sold a portion of these commercial retail units and recorded a gain of $1,134,675 (2009 - $Nil). During the fourth quarter of 2010, Management changed the business plan for the remaining commercial retail units and now plans to hold the property to earn rental income. As a result, the Company reclassified the remaining property to income producing properties and improvements included in property and plant and recorded a depreciation expense of $1,886,281 for all the historical periods for which the Company ceased depreciation on these properties. The related depreciation expense was included in the cost of other revenues.

Deposits on Land Use Rights

Deposits on land use rights consist of deposits held by the PRC government to purchase land use rights in Baqiao and other projects currently planned.

Goodwill and Intangible Assets

The Company accounts for goodwill and intangible assets in accordance with the provisions of the standard “Intangibles—Goodwill and Other”. Business acquisitions require the application of purchase accounting, which results in tangible and identifiable intangible assets and liabilities of the acquired entity being recorded at fair value. The difference between the purchase price and the fair value of net assets acquired is recorded as goodwill. The majority of the Company’s goodwill has resulted from acquisition of Xinxing Property in 2009 and acquisition of Xinxing Construction in 2010 (note 3), The intangible assets include a land use right acquired from Suodi acquisition in 2010 (note 3) and a construction license resulting from acquisition of Xinxing Construction in 2010 (note 3), as well as a development right for 487 acres of land in Baqiao Park obtained from the acquisition of New Land in 2007.

The land use right is amortized over its estimated useful life of 39 years.

The construction license, which is subject to renewal every 5 years, is not amortized and has an indefinite estimated useful life because the management believes the Company will be able to continuously renew the license in the future.

The development right is amortized over its estimated useful life. The amortization of the intangible asset is based on the percentage of profit margin realized over the total expected profit margin to be realized from the 487 acres of land in the Baqiao project. The Company reviews its business plan for its 487 acres of land in Baqiao Park periodically and updates its assumptions based on the prevailing market prices and management’s judgment of the profit margins.  The method of amortization selected reflects the pattern in which the economic benefits of the intangible asset are realized. This method is intended to match the pattern of amortization with the income-generating capacity of the asset.

The Company is required to test goodwill and other intangible assets deemed to have indefinite useful lives for impairment annually at the reporting unit level or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The impairment test compares the reporting unit’s carrying value to its fair value and, when appropriate, the carrying value of goodwill and other intangible assets is reduced to fair value. No impairment loss was recognized for December 31, 2010, 2009 and 2008.

Deferred Financing Costs

Debt issuance costs are capitalized as deferred financing costs and amortized on a straight line basis over the term of the related debt. The amortization expense for the year ended December 31, 2010 was $155,210 (2009 - $210,661 and 2008 - $148,606). This amortization expense was included in selling, general, and administrative expense.

Fair Value of Financial Instruments

The standard, “Disclosures about Fair Value of Financial Instruments”, defines financial instruments and requires fair value disclosures for those instruments. The standard, “Fair Value Measurements”, defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for cash and cash equivalents, restricted cash, accounts receivable, other receivables, accounts payable, bank loans, loans from employees, payables for acquisition of businesses, other payables and accrued expenses qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

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

Fair Value of Financial Instruments - continued

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

Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2010:

Fair Value Measurements Using	Level 1		Level 2	Level3	At Fair Value
Warrants liability		-	2,766,382	-	2,766,382
Fair value of embedded derivatives		-	2,027,726	-	2,027,726
Total	$		$4,794,108	$-	$4,794,108

Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2009:

Fair Value Measurements Using	Level 1	Level 2	Level3	At Fair Value
Cash equivalents	$4,395,025	$-	$-	$4,395,025
Warrants liability	-	5,074,191	-	5,074,191
Fair value of embedded derivatives	-	3,991,047	-	3,991,047
Total	$4,395,025	$9,065,238	$-	$13,460,263

Accounts Payable

Accounts payable consists of balances due to subcontractors and suppliers for the purchase of construction and other services.

Advances from Customers

Advances from customers represent prepayments by customers. The Company records such prepayments as advances from customers when the payments are received.

Other Payables

Other Payables consist of balances for non-construction costs with unrelated companies and individuals. These amounts are unsecured, non-interest bearing and short-term in nature.

Advertising Costs

Advertising and sales promotion costs are expensed as incurred. Advertising expense for the year totaled $3,066,537 (2009 - $1,965,551 and 2008 - $1,261,495).

Warranty Costs

Generally, the Company provides all of its customers with a limited (half a year to 5 years) warranty period for defective workmanship. Any significant material defects are generally under warranty with the Company's construction contractors. Currently, the Company retains 5% of the total contract cost from the construction contractors for a period of one to five years after the completion of the construction. Such retention amounts will be used to pay for any repair expense incurred due to defects in the construction. Any excess amounts are expensed in the period when they occur. The Company has not historically incurred any significant litigation requiring additional specific reserves for its product offerings. As of December 31, 2010 and 2009, the Company did not recognize any warranty liability or incurred any warranty costs in excess of the amount retained from construction contractors.

Income Taxes

The Company utilizes the standard, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At December 31, 2010 and 2009 the significant accounting to tax difference was related to the intangible asset and certain real estate held for development or sale which has no tax value.

Income Taxes - continued

The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company is required to report income tax returns in the PRC jurisdictions for the Subsidiaries located in China, The Company recognizes liabilities for anticipated tax audit issues based on the Company’s estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the liabilities are no longer determined to be necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

The Company adopted the provisions of the interpretation, "Accounting for Uncertainty in Income Taxes”, on January 1, 2007. The Company did not have any material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing the interpretation. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax liability as a component of selling, general and administrative expense. As of December 31, 2010, the Company did not have any accrued interest or penalties associated with any unrecognized tax rate differences from the federal statutory rate primarily due to non-deductible expenses, temporary differences and preferential tax treatment. No assessments of income taxes for the years ended December 31, 2010, 2009 and 2008 have been received by the Company, except for the income tax settlement reports issued by local tax authority as discussed below.

During fiscal 2009, the Company settled a prior year income tax liability with the PRC local tax authority resulting in an income tax recovery of $4,859,401 (2008 - $12,712,153), which is included in the provision for income taxes. There is no such recovery during fiscal 2010. For both settlements, the local tax authority examined the Company’s tax records and issued an income tax settlement report. The Company believes there is only a remote possibility that the local tax authority or higher tax authority will reassess these tax settlements.

Basic and Diluted Earnings Per Share

Earnings per share are calculated in accordance with the standard, "Earnings per Share". Basic net earnings per share are based upon the weighted average number of common shares outstanding. The computation of diluted earnings per share includes the estimated impact of the exercise of the outstanding warrants to purchase common stocks using the treasury stock method and the potential shares of converted common stock associated with the convertible debt using the if-converted method.

Share-Based Compensation

The Company records stock-based compensation pursuant to the standard, “Share-Based Payments”. The Company measures the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period the services are rendered.

Comprehensive Income

Comprehensive income consists of net income and foreign currency translation gains and losses affecting shareholders' equity that, under GAAP, are excluded from net income. The gain on foreign exchange translation totaled $4,295,215 for the year ended December 31, 2010 (2009 – loss of $234,318 and 2008 – gain of $5,882,178).

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

Accounting Principles Recently Adopted – continued

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

In March 2010, the FASB issued ASU 2010-11, “Scope Exception Related to Embedded Credit Derivatives”. The provisions of ASU 2010-11 amend ASC Topic 815, “Derivatives and Hedging”, to provide clarification on the bifurcation scope exception for embedded credit derivative features. The Company adopted the standard on July 1, 2010. The adoption did not have material impact on the Company’s consolidated financial statements

New Accounting Pronouncement Not Yet Adopted

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

In December 2010, the FASB issued ASU 2010-28 “when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts”. The FASB amended the existing guidance to modify Step 1 of the goodwill impairment test for a reporting unit with a zero or negative carrying amount. Upon adoption of the amendment, an entity with a reporting unit that has a carrying amount that is zero or negative is required to assess whether it is more likely than not that the reporting unit’s goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of the reporting unit is impaired, the entity should perform Step 2 of the goodwill impairment test for the reporting unit. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendment should be included in earnings. This guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company is currently assessing the impact, if any, this may have on its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29 “Disclosure of supplementary pro forma information for business combinations”. The FASB amended the existing guidance to require a public entity, which presents comparative financial statements, to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also expanded the required supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination, which are included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

Note 3 – Acquisitions

(a)	Suodi

On January 15, 2010, Tsining signed an equity purchase agreement with the original shareholders of Suodi and acquired 100% ownership of Suodi. Suodi’s only significant asset is a land use right to a tract of land located in the rural area of Xian. The Company intends to develop the land held by Suodi. The purchase was paid with cash payments and the Company’s own shares.

The cash payments consisted of (1) an initial cash payment of $0.73 million (RMB 5 million) payable on January 20, 2010; (2) an additional cash payment of $0.73 million (RMB 5 million) payable on March 30, 2010; and (3) a final cash payment of $1.48 million (RMB 10 million) payable on June 30, 2010. The Company has paid the entire amount as of December 31, 2010.

During the first quarter of fiscal 2010, the Company initially issued 1,118,403 shares to the original shareholders of Suodi. As an ongoing negotiation effort, the Company and the original shareholders of Suodi finalized the number of shares to be 720,380 on August 10, 2010. The difference of 398,023shares of common stock was returned to the Company on October 1, 2010.

The measurement date of the Suodi acquisition was determined to be January 15, 2010, the date the equity purchase agreement was signed. The fair value of the purchase price was determined to be the total of $2,937,180 (RMB 20 million) cash payments and $3,241,710, the fair value of the 720,380 shares issued based on a price per share of $4.50, the closing price of the Company’s common stock on Nasdaq on January 15, 2010, the measurement date of the acquisition.

Due to the fact that Suodi was inactive prior to the acquisition, its only significant asset is the land use right for a tract of undeveloped land, and the Company did not retain any employees of Suodi, the acquired assets do not constitute a business and the acquisition is not a business combination. Therefore, the acquisition was accounted for as an asset acquisition and the purchase price was allocated to the identifiable assets and liabilities assumed based on their estimated fair values.

Purchase Price	$6,178,890
Value assigned to assets and liabilities:
Assets:
Cash	$2,176
Land use right	7,865,482
Liabilities:
Due to original shareholders	103,083
Deferred tax liability related to the land use right acquired	1,585,685
Total net assets	$6,178,890

According to the purchase agreement, the operational control of Suodi passed to the Company effective January 15, 2010, and accordingly, the results of Suodi’s operations have been included in the Company’s consolidated statements of income and other comprehensive income from that date.

(b) Xinxing Construction

The Company signed an Equity Transfer Agreement on September 30, 2010 with the shareholders of Xinxing Construction, to acquire all outstanding common shares of Xinxing Construction. Xinxing Construction is one of the Company’s construction contractors. One of the Company’s executive officer's spouse owned 37.83% of common stock of Xinxing Construction since January 18, 2010. The Company is hoping to achieve better construction quality control and cost reduction through the acquisition of Xinxing Construction. The total purchase price was approximately $6.73 million (RMB 45 million). As at December 31, 2010, the Company still owes the original shareholders $2,272,727 (RMB 15 million).

Based on the nature of the agreement and mutual understanding between the Company and the shareholders of Xinxing Construction, the original shareholders and management of Xinxing Construction transferred the control and operations of Xinxing Construction to the Company on October 1, 2010.

The acquisition was treated as a business combination. The effective control date is October 1, 2010 and the balance sheet and the operations of Xinxing Construction were consolidated into the consolidated financial statements of the Corporation effective on the same day. The purchase was allocated to the identifiable assets and liabilities assumed based on their estimated fair values.

Note 3 – Acquisitions – continued

Purchase price	$6,725,955
Value assigned to assets and liabilities:
Assets:
Cash	$3,617,709
Accounts receivable	6,793,122
Other receivable	1,476,581
Inventory	252,193
Properties and equipments	4,191,156
Intangible asset	1,125,203
Goodwill	949,470
Liabilities:
Accounts payable	6,208,065
Salary payable	7,473
Taxes payable	286,267
Other payable	117,779
Advance from Puhua	3,437,830
Loan payable	672,595
Deferred tax liability	949,470
Total net assets	$6,725,955

(c) Xinxing Property

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

The total purchase price included an initial cash payment of RMB 2.0 million (approximately $0.3 million) payable upon signing of the purchase agreement, a cash payment of RMB 3.6 million (approximately $0.5 million) payable on March 30, 2009, an additional cash payment of RMB 3.6 million (approximately $0.5 million) payable on June 30, 2009 and a final cash payment of RMB 2.8 million (approximately $0.4 million) payable on September 30, 2009.  As of December 31, 2009, the full purchase price has been paid.

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

In connection with the Xinxing Property acquisition, the statutory reserve increased by $154,812 in 2009.

Note 4 – Supplemental Disclosure of Cash Flow Information

Income taxes paid amounted to $527,633, $42,136 and $225,964 for the years ended December 31, 2010, 2009 and 2008, respectively. Interest paid for the years ended December 31, 2010, 2009 and 2008 amounted to $29,067,748, $4,431,659 and $3,724,070 respectively.

The following non-cash investing and financing activities are included in the consolidated financial statements:

(1)	The Company issued 720,380 shares of common stock, valued at $3,241,710 in connection with the acquisition of Suodi during the first quarter of fiscal 2010 (note 3).

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

(3)
During year ended December 31, 2010, the Company reclassified the asset held for sale with a net book value of $11,942,883 to property and equipment. Included in property and equipment are non-cash additions of $502,064 for the year ended December 31, 2009. The non-cash additions were in settlement of amounts due from a customer at fair value as result of a court order. There were no such events that occurred for the years ended December 31, 2010 and 2008.

Note 5 – Real Estate Held for Development or Sale

The following summarizes the components of real estate inventories as at December 31, 2010 and 2009:

	2010	2009
Real estate projects completed and held for sale
Junjing I project	$4,012,179	$6,351,410
JunJing II project phase one	3,389,501	12,093,483
Tsining 24G project	621,238	1,319,405
Gangwan project	96,245	244,282
Tsining Home IN project	57,527	409,240
Real estate completed and held for sale	$8,176,690	$20,417,820

Real estate projects held for development
Puhua project	85,107,643	59,040,207
Tangdu project	4,495,490	4,346,714
Junjing III project	2,569,084	97,952
Park Plaza project	2,013,116	136,627
JunJing II project phase two	847,697	18,413,613
Golden Bay project	826,948	-
Other projects	415,152	370,315
Construction materials	134,730	180,281
Real estate held for development	96,409,860	82,585,709

Total real estate held for development or sale	$104,586,550	$103,003,529

Note 6 – Accounts Receivable

Accounts receivable consist of the following as at December 31, 2010 and 2009:
	2010	2009

Accounts receivable	$9,563,998	$6,478,478
Allowance for doubtful accounts	(266,493)	(389,996)
Accounts receivable, net	$9,297,505	$6,088,482

Note 7 – Other Receivables and Prepaid Expenses

Other receivables, prepaid expenses and other assets consist of the following as at December 31, 2010 and 2009:

	2010	2009

Other receivables	$3,223,089	$1,222,028
Allowance for doubtful accounts	(177,392)	(206,545)
Prepaid expenses	194,389	261,836
Prepaid other tax expenses	4,413,839	1,206,902
Other receivables and prepaid expenses, net	$7,653,925	$2,484,221

Note 8 — Property and Equipment

Property and equipment consist of the following as at December 31, 2010 and December 31, 2009:

	2010	2009
Income producing properties and improvements	$28,000,452	$11,095,868
Buildings and improvements	4,945,393	5,286,461
Electronic equipment	445,578	330,218
Vehicles	466,165	425,099
Computer software	179,318	174,995
Office furniture	141,655	182,309
Totals	34,178,561	17,494,950
Accumulated depreciation	(4,442,725)	(2,187,472)
Property and equipment, net	$29,735,836	$15,307,478

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 amounted to $3,179,083, $633,930 and $454,728 respectively. Depreciation expense was included in selling, general and administrative expenses and cost of sales.

Note 9 — Intangible Assets

Intangible assets consist of the following as at December 31, 2010 and 2009:

	2010	2009
Development right acquired (a)	$48,930,082	$47,310,765
Land use right acquired (b)	8,143,992	-
Construction license acquired (c)	1,140,632	-
	58,214,706	47,310,765
Accumulated amortization	(6,368,296)	(5,955,631)
Intangible assets, net	$51,846,410	$41,355,134

(a)
The development right for 487 acres of land in Baqiao Park was obtained from the acquisition of New Land in fiscal 2007. The intangible asset has a finite life. In accordance with accounting standard, “Goodwill and Other Intangible Assets”, the intangible asset is subject to amortization over its estimated useful life. The amortization of the intangible asset is based on the percentage of profit margin realized over the total expected profit margin to be realized from the 487 acres of land in the Baqiao project. The Company reviews its business plan for its 487 acres of land in Baqiao Park periodically and updates its assumptions based on the prevailing market prices and management’s judgments on the profit margins.  The method of amortization selected reflects the pattern in which the economic benefits of the intangible asset are realized. This method is intended to match the pattern of amortization with the income-generating capacity of the asset. The development right was originally to expire on June 30, 2011. The Company was able to extend the right to June 30, 2016 on November 25, 2010.

(b)	The land use right was acquired through acquisition of Suodi. The land use right certificate will expire in November, 2048. The Company amortizes the land use right over 39 years. (note 3)

(c)
The construction license was acquired through acquisition of Xinxing Construction (note 3). The construction license, which is subject to be renewed every 5 years, is not amortized and has an indefinite estimated useful life because management believes the Company is able to continuously renew the license in the future. The license was subject to renewal on March 10, 2011. The Company has already submitted the application for renewal and management believes the Company can successfully renew the license. In the event that the Company cannot renew the license, management will reassess the recoverability of intangible asset.

The Company evaluates its intangible assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Based on estimated future cash flows, the Company records a write-down for impairment, if appropriate. No impairment write-down was recognized for December 31, 2010, 2009 and 2008.

For the year ended December 31, 2010, the Company has recorded $207,029 of amortization expense on the land use right (2009 and 2008 - $Nil and $Nil). The amortization was included in selling, general and administrative expenses. There was no amortization of the development right during fiscal 2010 (2009 - $4,665,592 and 2008 -$Nil), which was capitalized and included in real estate held for development or sale.

Note 10 — Goodwill

Activity related to goodwill consisted of the following:

	December 31, 2010	December 31, 2009
Balance, beginning of year	$816,469	$-
Additions related to acquisitions (note 3)	949,470	816,876
Currency translation	40,966	(407)
Balance, end of year	$1,806,905	$816,469

No impairment write-down was recognized for December 31, 2010, 2009 and 2008.

Note 11 – Accrued Expenses
	2010	2009
Accrued expenses	$2,265,650	$2,252,903
Accrued Interest	241,988	3,334,934
Total accrued expenses	$2,507,638	$5,587,837

Note 12 – Payables for Acquisition of Businesses

	2010	2009
Payable to original shareholders of Xinxing Construction (i)	$2,272,727	$-
Payable to original shareholders of Suodi (ii)	90,658	-
Payable to original shareholders of New Land (iii)	-	5,916,354
Total	$2,363,385	$5,916,354

(i)
On October 1, 2010, the Company completed the acquisition of Xinxing Construction (note 3). The Company has settled $4.46 million (RMB 30 million) of the $6.73 million (RMB 45 million) purchase price as at December 31, 2010. For the remaining $2.27 million (RMB 15 million), $0.75 million (RMB 5 million) was payable on November 30, 2010 and the final $1.52 million (RMB 10 million) is payable on February 28, 2011. If the Company does not make the scheduled payments within 45 days of the scheduled payment dates, there will be a 1% per month penalty on the scheduled payment amounts. The Company did not accrue any penalty as at December 31, 2010.

(ii)
On January 15, 2010, the Company completed the acquisition of Suodi (note 3). The payable to original shareholders of Suodi represents the remaining balance due to the original shareholders of Suodi assumed by the Company when acquiring Suodi.

(iii)
The balance as of December 31, 2009 included $4,860,661 of unsecured loans payable to previous shareholders of New Land and $1,055,693 additional loans made by these shareholders. The Company has paid off this balance as of December 31, 2010. The loans bear interest at 10% per annum.

Note 13 – Loans from Employees

The Company has borrowed monies from certain employees to fund the Company’s construction projects. These unsecured loans bear interest at 20% (2009 - ranging between 8% and 10%) per annum and are available to all employees.

Included in these loans are loans from the Company’s executives and an immediate family member:

	2010	2009
President	$757,576	$-
Chief executive officer	303,030	-
Chief financial officer	227,273	-
President’s immediate family member	-	854,100
	$1,287,879	$854,100

Note 14 – Loans Payable

Loans payable represent amounts due to various banks and are due on demand or within three years. These loans generally can be renewed with the banks when they mature. Loans payable at December 31, 2010 and December 31, 2009 consisted of the following:

	2010	2009
Xi'an Rural Credit Union Zao Yuan Rd. Branch
Due July 3, 2010, annual interest is at 8.496 percent, secured by the Company's Jun Jing Yuan I, Han Yuan and Xin Xing Tower projects	$-	$2,930,017
Due July 2, 2011, annual interest is at 8.614 percent, secured by the Company's Jun Jing Yuan I, Han Yuan and Xin Xing Tower projects	2,727,273	-

China Construction Bank, Xi'an Branch
Due August 27, 2011, annual interest is at a floating interest rate based on 110% of the People’s Bank of China prime rate, secured by the Company's Jun Jing Yuan II project	-	3,223,018
Due September 8, 2012, annual interest is at a floating interest rate based on 110% of the People’s Bank of China prime rate, secured by the Company's Jun Jing Yuan II project	-	12,452,571

Xinhua Trust Investments Ltd.
Due February 10, 2012, annual interest is at 10 percent, secured by the 24G project	22,727,273	-

Commercial Bank Weilai Branch
Due August 29, 2010, annual interest is at 10.21 percent, secured by the Company's Jun Jing Yuan I and XinXing Tower projects	-	5,127,528
Annual interest is at 7.29 percent, secured by the Company's Jun Jing Yuan I and XinXing Tower projects and guaranteed by Tsining. $757,575 is payable on March 20, 2011; $1,515,152 is payable on June 20, 2011, and $1,818,182 is payable on August 29, 2011	4,090,909	-

Bank of Beijing, Xi’an Branch
Due December 10, 2012, annual interest is at the prime rate of People’s Bank of China (December 31, 2010-5.85% and December 31, 2009-5.6%) secured by the PuHua project with a minimum repayment of $7.6 million required by December 31, 2011.	22,727,273	12,452,571

Xi’an Duqu Trust Bank
Due June 11, 2011, annual interest is at 9.18 percent, secured by the Company’s Junjing Yuan I properties	681,817	-

JP Morgan International Bank Limited Brussels Branch (“JP Morgan”)
Due March 13, 2011, annual interest is at 1.2 percent, secured by $33,939,394 restricted cash	30,016,529	-

Total	$82,971,074	$36,185,705

All loans except the one to JP Morgan are used to finance construction projects. All interest paid was capitalized and allocated to various real estate construction projects.

The loans payables balances were secured by certain of the Company’s real estate held for development or sale with a carrying value of $89,538,930 (December 31, 2009 - $91,657,685) and certain buildings and income producing properties and improvements with a carrying value of $4,458,389 at December 31, 2010 (December 31, 2009 - $9,738,804). The weighted average interest rate on loans payable as at December 31, 2010 was 5.5% (December 31, 2009 – 6.6%). The loans payable were also secured by certain real estate units sold to customers. The Company obtained consent from these customers that the Company does not have to remove the mortgage on such apartments or to register the transfer of the ownership of such apartments by the Company to the customers for the time being.

Note 15 – Convertible Debt

On January 28, 2008, the Company issued Senior Secured Convertible Debt due in 2013 (the "Convertible Debt") and warrants to subscribe for common shares for an aggregate purchase price of $20 million. The Convertible Debt bears interest at 5% per annum (computed based on the actual days elapsed in a period of 360 days) of the RMB nominal principle amount, payable quarterly in arrears in U.S. Dollars on the first business day of each calendar quarter and on the maturity date. In addition, 1,437,467 five-year warrants were granted with a strike price of $6.07 per common share and are callable if certain stock price thresholds are met. Approximately 215,620 warrants are also available as a management incentive if certain milestones are met. If the aggregate principal amount of the Convertible Debt is reduced to $10 million or less as a result of repayment by the Company or as a result of any optional conversion by the Investors or mandatory conversion by the Company of the Convertible Debt, then each Investor agrees to surrender to the Company warrants for an aggregate number of shares of common stock equal to such Investors’ pro rata share of 107,810 shares. If the aggregate principal amount of the Convertible Debt is reduced to $Nil as a result of repayment by the Company or as a result of any optional conversion by the Investors or mandatory conversion by the Company of the Convertible Debt, then each Investor agrees to surrender to the Company warrants in addition to the 107,810 warrants surrendered pursuant to the $10 million reduction noted above for an aggregate number of shares of common stock equal to such Investor’s pro rata share of 107,810 shares. The Company may hold in treasury and reissue to the officers and directors of the Company any warrants surrendered by the Investors. As of December 31, 2010, the Company did not repay any principle of Convertible Debt and the Investors did not deliver any optional conversion requests to the Company.

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

On June 10, 2010, the Company and the Investors entered into an amendment (the “Amendment”), which grants investors the rights to convert the $11 million Non-convertible Portion of the Convertible Debt at a conversion price of $5.57. The rights will expire on the date that is 5 business days following the date of registration statement declared effective and the Company gives written notice to the Investors unless by the end of such 5 business day period the Investors have converted in aggregated at least 55% of the aggregated face amount of Convertible Debt held by Investors into common stock of the Company.

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

On January 25, 2011, the Company’s board approved certain Investors to convert $9,763,000 of convertible debt into 1,752,778 common shares with related warrants exercised on a two to one cashless basis. The registration statement became effective on February 28, 2011.

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

Prior to June 10, 2010, the date of Amendment, the Company used the Cox-Ross-Rubinstein Binomial Lattice Model (the “CRR Model”) to assess the fair value of fair value of warrants and embedded derivatives at each reporting period. After the Amendment, since the investor might exercise the warrants on a cashless basis and receive one common share for every two warrants held if the investor converts at least 55% of face amount of Convertible Debt held, in addition to the CRR Model, the Company also uses an alternative valuation method (the “Alternative Model”) to assess the fair value of the warrants. The Alternative Model is based on the share price of the Company at valuation date and the number of common shares that could result from a two for one cashless exercise. The Company records the warrant liability based on the higher valuation resulted from either CRR Model or Alternative Model at each valuation date.

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

Note 15 – Convertible Debt - continued

During the year ended December 31, 2010, the Company recorded a loss on extinguishment of debt of $2,180,492 (2009 and 2008 -$Nil and $Nil), which consist of:

	Immediately before the Amendment date of June 10, 2010	Immediately after the Amendment date of June 10, 2010	Loss on extinguishment of debt recognized
Fair value of warrants liability	$1,370,585	$1,631,525	$260,940
Fair value of embedded derivatives	1,570,542	3,490,094	1,919,552
Total	$2,941,127	$5,121,619	$2,180,492

The fair value change on the debt portion was not material. The fair value of warrants and embedded derivatives immediately before and after the Amendment date were assessed using both Alternative Model and CRR Model with the following assumptions:

Expected life	2.64 - 2.72 years
Expected volatility	105%
Risk-free interest rate	1.10 - 1.14%
Dividend yield	0%

The fair values of the warrants and embedded conversion option at December 31, 2010 were determined to be $1,920,097 and $2,027,726, respectively (December 31, 2009 - $3,507,000 and $3,991,047), using both Alternative Model and CRR Model with the following assumptions:

	December 31, 2010	December 31, 2009
Expected life	0.16 - 2.16 years	3.08 - 3.16 years
Expected volatility	95% - 100%	105%
Risk-free interest rate	0.11 - 0.68%	1.74% - 1.78%
Dividend yield	0%	0%

For year ended 2010, the Company recorded a decrease in fair value for the warrants and embedded derivatives of $1,806,517 and $3,882,873 respectively (December 31, 2009 – increase of $2,848,318 and $3,230,649), in the consolidated statement of income (loss).

The carrying value of the Convertible Debt is accreted to its stated amount on maturity using the effective interest method. The effective interest rate was determined to be 15.42%. The carrying value of Convertible Debt on December 31, 2010 was $16,251,840 (December 31, 2009 - $14,834,987). Related interest and accretion costs for the year ended 2010 were $1,062,954 and $1,416,871, respectively (2009 - $1,013,879 and $1,213,063 and 2008 - $964,897 and $968,962).

Note 16 – Mandatorily redeemable noncontrolling interests in Subsidiaries

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

During the first quarter of 2010, the Company proposed to redeem Prax’s 1,000 Class A shares in Success Hill in order to fix the maximum return on Prax’s initial investment. Both parties then entered into an Amended and Restated Shareholders’ Agreement on May 10, 2010. Effective January 1, 2010, the Company agreed with Prax to redeem all Prax’s Class A Shares within three years by December 31, 2012 for consideration of the USD equivalent of $87.27 million (RMB 576 million).

As Prax’s interest in the consolidated subsidiaries meets the definition of a mandatorily redeemable financial instrument, it is reported within liabilities as mandatorily redeemable noncontrolling interests in subsidiaries on the Company’s consolidated balance sheets and initially measured at the fair value of cash that would be due and payable to Prax under the Amended and Restated Shareholders agreement.

As at January 1, 2010, the Company recorded a liability of $42,600,511 reflecting the fair value of the redemption amount of Prax’s interest and eliminated the original noncontrolling interest in the equity on the consolidated balance sheets. The difference of $14,229,043 between the carrying value of the original noncontrolling interests and the fair value of redemption amount of Prax’s interest has been reflected as a charge to noncontrolling interests. Subsequently, the Company recorded accretion cost on these redeemable noncontrolling interests using the effective interest method based on effective interest rate of 45%. The related accretion cost incurred for the year ended December 31, 2010 was $19,855,876 (2009 and 2008 - $Nil and $Nil) and was capitalized in real estate held for development or sale – Puhua project.

Noncontrolling Interest
Noncontrolling interests at December 31, 2009	$28,371,468
Reclassify to mandatorily redeemable noncontrolling interests in subsidiaries	(28,371,468)
Noncontrolling interests at December 31, 2010	$-

Note 16 – Mandatorily redeemable noncontrolling interests in Subsidiaries - continued

Mandatory Redeemable Noncontrolling Interests in Subsidiaries
Mandatory redeemable noncontrolling interests in subsidiaries at December 31, 2009	$-
Initial fair value of mandatorily redeemable noncontrolling interests in subsidiaries	42,600,511
Capitalized accretion cost on mandatorily redeemable noncontrolling interests in subsidiaries	19,855,876
Repayments made during the year	(30,303,030)
Difference in foreign exchange translation	1,382,612
Mandatorily redeemable noncontrolling interests in subsidiaries at December 31, 2010	$33,535,969

The mandatory redemption scheduled payments are as follow:

December 31, 2011	$30,303,030
December 25, 2012	26,666,667
Total	$56,969,697

Note 17 - Income Taxes

The subsidiaries of the Company are governed by the Income Tax Laws of the PRC concerning Chinese registered limited liability companies. Under the Income Tax Laws of the PRC, Chinese enterprises are generally subject to income tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region for which more favorable effective tax rates are applicable. New Land is entitled to a refund of 6% of taxes otherwise payable if they meet certain annual earnings criteria.

The provision for income taxes for the year ended December 31, 2010, 2009 and 2008 consisted of the following:

	2010	2009	2008
(Recovery) provision for PRC income and local tax	$5,513,517	$(814,155)	$(10,490,833)
Recovery of deferred taxes	(151,022)	-	-
Total (recovery) provision for income taxes	$5,362,495	$(814,155)	$(10,490,833)

Reconciliation of income tax expense to the amount computed by applying the current statutory tax rate to income before income taxes is as follows:
	2010	2009	2008
Income (loss) before provision for income taxes	$22,957,733	$917,773	$(1,708,027)

U.S. statutory rate of 34%	$7,805,629	312,043	$(580,729)
Non-deductible expense (non-taxable income)	(936,131)	3,602,593	(2,215,948)
Foreign (income) loss not recognized in US	(7,083,670)	(4,288,359)	2,092,057

Foreign income (loss) taxed at 25% (2009 – 25%; 2007 - 25%)	5,047,745	3,149,829	(1,538,277)
Foreign non-deductible expenses	101,552	-	-
Favorable foreign income tax settlement	-	(4,859,401)	(12,712,153)
Tax on favorable foreign income tax settlement	-	-	3,170,407
Tax incentive on New Land and Hao Tai	-	(12,030)	-
Change in valuation allowance	427,370	1,281,170	1,293,810

(Recovery) provision for income taxes	$5,362,495	$(814,155)	$(10,490,833)

Note 17 - Income Taxes – continued

The tax effects of temporary differences that give rise to the Company’s deferred tax liability as of December 31, 2010 and 2009 are as follows:
	2010	2009
Deferred tax asset
Non-capital losses	$3,278,679	$2,811,658
Valuation allowance	(3,278,679)	(2,811,658)
Net deferred tax asset	$-	$-

Deferred tax liability
Temporary difference related to certain real estate held for development or sale	$1,166,398	$1,166,398
Temporary difference related to intangible asset	10,616,090	10,338,783
Temporary difference related to Xinxing Construction properties and the construction license	962,490	-
Temporary difference related to Suodi Land Use Right	1,599,734	-
Net deferred tax liability	$14,344,712	$11,505,181

As at December 31, 2010, the Company has PRC subsidiaries that are in a loss position and have a net operating loss carry forward of approximately $7,148,734, which will begin to expire in 2013. The Company also has a U.S. net operating loss carry forward of approximately $4,386,752 from the holding company, which will begin to expire in 2026.

Note 18 – Shareholders' Equity

Common stock

From time to time, the Company has sold common stock and warrants, as described below.  All common stock and warrants are denominated in U.S. dollars.  Because the Company’s functional currency is the Chinese RMB, the warrants are accounted for as derivative instrument liabilities at fair value and marked-to-market each period.

1.
1,870 warrants having an exercise price of $4.50 were exercised in February 2008 on a cash basis, resulting in the issuance of 1,870 shares of common stock with proceeds of $8,415. The fair value of related warrants at the time of exercise was $1,553, which was included in additional paid in capital.

2.
On July 2, 2008, the Company granted 750,000 shares of common stock that vested immediately to members of management. The number of shares granted to each individual is calculated in accordance with the Company’s Detail Implementation Rule for Restricted Stock Incentive Plan of 2007-2008. The Company recognized $3,000,000 of stock-based compensation expense, based on the stock price on the grant date, for the year ended December 31, 2008.

In July 2007, the Board of Directors and the Compensation Committee approved the Restricted Stock Incentive Plan of 2007-2008 (the 2007 Plan). The Plan covers fiscal years 2007 and 2008 and if the restricted shares were not fully utilized, the Plan will continue to fiscal year 2009. The total number of shares of restricted stock that may be granted under the 2007 Plan is 1,000,000 shares. Unless the Board approves a further extension, no further restricted stocks will be granted under this Plan.

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

3.
As of December 31, 2008, the Company accrued $78,600 as a liability for stock based compensation expense for 54,583 shares of common stock granted by the Company to various directors and executives in 2009. These common shares were issued during the three months ended June 30, 2009.

4.
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

Note 18 – Shareholders' Equity - continued

Common stock

5.	On September 28, 2009, the Company issued 614,290 common shares to settle a security registration expense of $2,400,000.

6.
As at December 31, 2009, the Company has accrued $252,118 of stock-based compensation to the former CFO and directors as common stock subscribed. A total of 62,014 common shares were issued on January 19, 2010.

7.
As at July 8, 2010, the Company issued a total of 17,968 common shares upon the exercise of 35,936 warrants on a non-cash basis. The fair value of these warrants for $41,344 was recorded in share capital and additional paid in capital upon exercise.

8.
During 2010, the Company issued 720,380 common shares in connection to the acquisition of Suodi (note 3). The fair value of common shares issued is determined to be $3,241,710 based on a price per share of $4.50 which is the closing price of the Company’s common stock on Nasdaq on January 15, 2010, the measurement date of the acquisition.

9.
As at December 31, 2010, the Company has accrued $59,606 of stock-based compensation to the independent directors as common stock subscribed. A total of 20,625 common shares will be issued subsequently.

Warrants

Pursuant to accounting guidance, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in a Company's Own Stock", the warrants issued contain a provision permitting the holder to demand payment based on a valuation in certain circumstances. Therefore, the Company recorded the warrants issued through private placements in 2007 as a liability at their fair value on the date of grant and then revalued them to $846,285 at December 31, 2010 (December 31, 2009 - $1,567,191) using the CRR Binomial Lattice Model with the following assumptions:

	December 31, 2010	December 31, 2009
Expected life	1.36 years	2.36 years
Expected volatility	70%	105%
Risk-free interest rate	0.40%	1.33%
Dividend yield	0%	0%

The gain from the change in fair value of warrants for the year ended December 31, 2010 was $720,906 (2009 – loss of $1,517,315 and 2008 – gain of $2,171,990).

Including the fair value of warrants associated with the convertible debenture (note 15), the total warrant liability as at December 31, 2010 was $2,766,382 (2009 - $5,074,191). The total gain from the change in fair value of warrants for the year ended December 31, 2010 was $2,527,423 (2009 – loss of $4,365,633 and 2008 – gain of $4,932,961).
The following is a summary of the warrant activity:

	Number of Warrants Outstanding	Weighted Average Exercise Price

December 31, 2007	2,946,383	$4.41
Granted	1,437,467	6.07
Exercised	(1,870)	4.50
December 31, 2008	4,381,980	$4.96
Exercised	(370,810)	3.93
Expired	(34,287)	3.31
December 31, 2009	3,976,883	5.07
Exercised	(35,936)	6.07
Expired	-	-
December 31, 2010	3,940,947	$5.06

The following summarizes the weighted-average information about the outstanding warrants as at December 31, 2010:

	Outstanding Warrants
Exercise Price	Number	Average Remaining Contractual Life

$4.50	2,539,416	1.36 years
$6.07	1,401,531	2.16 years
$5.06	3,940,947	1.64 years

Note 19 – Statutory Reserves

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprises' income, after the payment of the PRC income taxes, shall be allocated to the statutory surplus reserves. The proportion of allocation for reserve funds is no less than 10 percent of the profit after tax until the accumulated amount of allocation for statutory surplus reserve funds reaches 50 percent of the registered capital. Statutory reserves represent restricted retained earnings. The use of statutory reserves is restricted for offset against losses, expansion of production and operation or increase in registered capital. These reserves are not available for distribution except on liquidation.

Total registered capital of all the PRC subsidiaries at December 31, 2010 is approximately $89.8 million (2009 - $82.7 million). As at December 31, 2010, the Company appropriated $1,732,467 (2009 - $1,226,210 and 2008 - $665,947) to this surplus reserve.

Notes 20 – Other Income

	2010	2009	2008
Interest income	$316,870	$833,275	$1,433,837
Government reimbursement of infrastructure cost	-	3,664,889	-
Rental income	1,458,916	2,848,051	520,145
Income from property management services	3,751,535	701,668	339,568
Gain on disposal of fixed assets and asset held for sale	1,134,675	-	16,581
Miscellaneous construction contracts	1,282,292	-	-
Miscellaneous income	852,035	-	-
Total	$8,796,323	$8,047,883	$2,310,131

Note 21 – Employee Welfare Plan

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The Company established a retirement pension insurance, unemployment insurance, health insurance and house accumulation fund for the employees during the term they are employed. For the year ended December 31, 2010, 2009 and 2008, the Company made contributions in the amount of $73,967, $73,171 and $71,705, respectively.

Note 22 – Earnings Per Share

Earnings per share for the years ended December 31, 2010, 2009 and 2008 were determined by dividing net income attributable to China Housing & Land Development, Inc. for the years by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

	2010	2009	2008
Numerator
Income attributable to China Housing & Land Development, Inc. - basic	$3,366,195	$2,469,810	$8,942,370
Effect of dilutive securities
Warrants	-	-	(536,480)
Accretion expense	1,099,516	-	-
Change in fair value of embedded derivatives fiscal 2010	(3,882,873)	-	-
Income attributable to China Housing & Land Development, Inc. - diluted	$582,838	$2,469,810	$8,405,890
Denominator
Weighted average shares outstanding - basic	32,854,429	31,180,246	30,516,411
Effect of dilutive securities
Warrants	-	-	10,792
Convertible debt	2,724,969	-	-
Weighted average shares outstanding - diluted	35,579,398	31,180,246	30,527,203
Earnings per share
Basic earnings per share	$0.10	$0.08	$0.29
Diluted earnings per share	$0.02	$0.08	$0.28

All outstanding warrants for the convertible debt have an anti-dilutive effect on the earnings per share and are therefore excluded from the determination of the 2010 diluted earnings per share calculation.

Note 23 – Segmented Information

The Company has one operating segment, being the real-estate sales and development. All revenues are from customers located in the PRC and all of the Company’s assets are located in the PRC.

Note 24 – Commitments and Contingencies

The Company leases part of its office and hotel space under various operating lease agreements with expiring dates between year 2011 and 2019.

The Company entered into a consulting service contract with a third party. The contract has a set payment schedule which will be realized in less than a year.

The Company also had various commitments related to land use rights acquisition with unpaid balances of approximately $23.3 million. The balances are not due until the vendor removes the existing building on the land and changes the zoning status of the land use right certificate. Based on the current condition, the Company estimates that the balances will be paid in two years.

All future payments required under the various agreements are summarized below:

	Payment due by period
Commitments and Contingencies	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	After 5 years

Operating leases	$771,516	$170,855	$79,208	$79,208	$79,208	$79,208	$283,829
Consulting contract	284,091	284,091	-	-	-	-	-
Land use rights	23,309,671	20,627,853	2,681,818	-	-	-	-
Total	$24,365,278	$21,082,799	$2,761,026	$79,208	$79,208	$79,208	$283,829

Note 25 – Related Party Transactions

One of the Company’s executive officers’ spouse owned 37.83% of common stock of Xinxing Construction during the first nine months of fiscal 2010. During the first nine months of fiscal 2010, the Company has incurred $8,602,662 construction costs to Xinxing Construction. The construction costs were recorded as construction in progress and expensed as cost of sales of properties when revenues were recognized.

One of the Company’s executive officers’ spouse owned 37.83% of common stock of Xi’an Xinxing Days Hotel & Suites (“Days Hotel”). During the year ended December 31, 2010, the Company has incurred $120,409 (2009 - $Nil) fees to Days Hotel. The Company also received $44,801 (2009 - $Nil) fees from Days Hotel. As at December 31, 2010, the Company has $38,281 (2009 - $Nil) payable to Days Hotel.

Note 26 – Subsequent Events

The Company signed an Equity Transfer Agreement on February 28, 2011 with the shareholders of Shaanxi Bihu Property Development Co., Limited (“Bihu”) to acquire all outstanding common shares of Bihu. Bihu is located in Hu County, which is a satellite city located approximately 35 kilometers from Xi’an. The total purchase price is approximately $15.2 million (RMB 100 million). The Company paid a $4.54 million (RMB 30 million) deposit on March 2, 2011. The remaining balance will be paid within five business days after all the equity registrations are finalized with PRC government.

On January 31, 2011, the Company entered into a Project Finance Agreement (the “PFA”) with Tianjin Cube Xindao Equity Investment Fund Partnership, Tianjin Cube Xinde Equity Investment Fund Partnership, Tianjin Cube Xinren Equity Investment Fund Partnership, and Tianjin Cube Xinyi Equity Investment Fund Partnership (the “Lenders” or the “Pledgees”).

Under the PFA, the Lenders have agreed to lend the Company two hundred million (200,000,000) Renminbi (“RMB”) or approximately US$ 30.3 million (the “Obligation”). In order to enable the Lenders to loan the Obligation to the Borrower, an entrustment structure is being used under which China Construction Bank Co., Ltd. (“CCB”) acts as an intermediary for the flow of funds from the Lenders to the Borrower. As such, the Company, each of the Lenders and CCB entered into four separate entrustment loan agreements, each dated January 31, 2011 to establish the entrustment structure (the “Side Agreements”, together with the PFA the “Loan Agreements”).

The term of the Obligation is one year and the interest rate on the Obligation is 9.6% per annum. The interest rate is subject to increase in the event of late payments by the Borrower. The term of the Obligation may be extended by six months at the sole discretion of the Lenders. The Borrower is also subject to certain penalties should the Borrower seek to repay the Obligation during the first nine months following the execution of the Loan Agreements. Furthermore, upon the occurrence of certain events of default the Lenders may accelerate repayment of the Obligation.

On January 19, 2011, the holders of the majority of the shares of the Company’s voting stock (the “Majority Stockholders”) approved the China Housing & Land Development, Inc. 2010 Long-term Incentive Plan (the “2010 Plan”). Shares of Common Stock issuable under the 2010 Plan are available either from authorized but unissued shares or from shares reacquired on the open market. The maximum number of shares of Stock available for issuance under the 2010 Plan shall be 6,530,529, and the maximum number of Common Stock that will be awarded to any one Grantee (as defined) during any calendar year shall not exceed 300,000.

On January 25, 2011, the Company’s board approved certain investors to convert $9,763,000 of convertible debt into 1,752,778 common shares with related warrants exercised on two to one cashless basis (note 15).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There is no reportable event nor any disagreement, as defined in Item 304 (a)(1)(iv) or 304(a)(1)(v) of Regulation S-K.

ITEM 9A(T). CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. The Company’s internal control over financial reporting is a process that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

☐	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

☐
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

☐
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

The Company acquired, Suodi Co., Ltd. And Shaanxi Xinxing Construction Co., Ltd. (together the “Acquired Companies”) on January 15, 2010 and October 1, 2010, respectively. The Acquired Companies’ associated with total assets representing 4.5% of consolidated total assets and revenues representing 1.0% of consolidated revenues, included in the consolidated financial statements of the Company as of and for the year ended December 31, 2010. In accordance with guidance issued by the SEC, companies are allowed to exclude acquisitions from their assessment of internal controls over financial reporting during the first year subsequent to the acquisition while integrating the acquired operations. Based on this, our management’s evaluation of internal control over financial reporting of the Company excluded an evaluation of the internal control over financial reporting of the Acquired Companies.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on framework established in the Internal Control Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (COSO) as of December 31, 2010. Based on such evaluation, our management, including the CEO and CFO, has concluded that the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) as of December 31, 2010 is effective.

The Company’s internal control over financial reporting as of December 31, 2010 has been audited by our registered public accounting firm, as stated in their report appearing herein which expressing an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of China Housing & Land Development, Inc.

We have audited China Housing & Land Development, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company acquired, Suodi Co., Ltd. and Shaanxi Xinxing Construction Co., Ltd. (together the “Acquired Companies”) on January 15, 2010 and October 1, 2010, respectively. Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, the Acquired Companies’ internal control over financial reporting associated with total assets representing 4.5% of consolidated total assets and revenues representing 1.0% of consolidated revenues, included in the consolidated financial statements of the Company as of and for the year ended December 31, 2010. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Acquired Companies.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years ended December 31, 2010 of the Company, and our report dated March 14, 2011 expressed an unqualified opinion on those consolidated financial statements.

Signed: “MSCM LLP”
MSCM LLP
Toronto, Canada
March 14, 2011

Changes in Internal Control over Financial Reporting.

During the year ended December 31, 2010, there was no major change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f)under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers and Directors

Name
First	Last	Age	Title
Pingji	Lu	60	Chairman
Xiaohong	Feng	46	Chief Executive Officer and Director
Cangsang	Huang	32	Chief Financial Officer and Director
Jing	Lu	31	Chief Operating Officer & Board Secretary
Heung Sang	Fong	51	Independent Director
Michael	Marks	39	Independent Director
Suiyin	Gao	57	Independent Director
Albert	McLelland	52	Independent Director

Officers are elected annually by the Board of Directors, at the Company’s annual meeting, to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

Mr. Pingji Lu, Chairman

Mr. Pingji Lu, 60, has served as the Chairman of the Board of Directors since joining the Company in September 1999. In addition, Mr. Lu was the founder of Lanbo Financial Investment Company Group Limited, where he was the Chairman of the Board and Chief Executive Officer from its formation in September 2003 until its merger with Lanbo Financial Group, Inc., after which Mr. Lu served as the Chairman of the Board and Chief Executive Officer of Lanbo Financial Group, Inc. until December 2005. Prior to that Mr. Lu was the Chairman of the Board and Chief Executive Officer of Xi’an Newstar Real Estate Development Co., Ltd. from 1998 and previously served as General Manager from 1992 to 2003. From February 1968 to December 1999, Mr. Lu held various positions in the Chinese military, including soldier, Director of Barrack Administration, Supervisor, and Senior Colonel. Mr. Lu is a member of the Enterprise Credit Association of Shaanxi Province. Mr. Lu graduated from Xi’an Army College with a major in architectural engineering. On January 12, 2009, Mr. Lu resigned as Chief Executive Officer but has remained as Chairman of the Company. We believe Mr. Pingji Lu, the founder of the Company, has the most extensive knowledge and experience in the real estate industry within the Company and that such knowledge ad experience qualify him for the Chairman position.

Mr. Xiaohong Feng, Chief Executive Officer & Director

Mr. Xiaohong Feng, 46, has served as the Chief Operating Officer and a Director of the Company since joining in January 2003. In addition, Mr. Xiaohong Feng was a Director of Lanbo Financial Group, Inc. from November 2004 until December 2005. Previously Mr. Feng served as President and a Director of Xi’an Newstar Real Estate Development Co., Ltd. from 2003 to 2004. From June 1996 to December 2002, Mr. Feng was General Manager and President of Xi’an Honghua Industry, Inc. He is a member of the China Architecture Association, Vice President of Shaanxi Province Real Estate Association, and Vice Director of Xi’an Decoration Association. Mr. Feng received an M.S. of architecture science from Xi’an Architecture & Technology University in 1990. On January 12, 2009, Mr. Feng was appointed as Chief Executive Officer of the Company. We believe Mr. Xiaohong Feng has extensive real estate knowledge and experiences, as well as strong architecture background. In addition, his role as Chief Executive Officer provides him with intimate knowledge of our operations and the markets in which we conduct our business.

Mr. Cangsang Huang, Chief Financial Officer and Director

Mr. Cangsang Huang, 32, has served as a Director since October 2009 and served first as Assistant Chief Financial Officer and then Chief Financial Officer of the Company, since October 2008. Mr. Huang worked at Cantor Fitzgerald from 2006 and played an active role in several public financings for companies in the transportation/shipping sectors as well as several U.S. listed publicly-traded Chinese companies.  Since 2007, Mr. Huang worked for Merriman Curhan & Ford Inc.(“Merriman”) followed by Collins Stewart LLC.(“Collins Stewart”).  He helped set up Merriman and Collins Stewart’s China banking practice and participated in several China related financing transactions, including General Steel (NYSE: GSI) and FUQI International (Nasdaq: FUQI).  From 2001 to 2004, Mr. Huang worked in Guangzhou, China with China Communication Construction Company Limited (1800.HK) as a project manager where he provided financial advisory services to both private and state-owned companies and participated in multiple multi-billion RMB infrastructure projects. Mr. Huang graduated from Shanghai Maritime University with a degree in transportation economics and has a Master’s degree in Statistics from Columbia University. Mr. Huang is a CFA Level III candidate and has his NASD Series 7 & 63 licenses. We believe Mr. Cangsang Huang is qualified for the Director position because he has extensive investment banking experiences, and extensive knowledge about U.S. capital markets.

Ms. Jing Lu, Chief Operating Officer, and Board Secretary

Ms. Lu, 31, has served as Chief Operating Officer since January 2009. She previously served as Vice President of the Company from 2004 through 2008. Ms. Lu continues to serve as Board Secretary, which she has done since 2004, and is the Company’s primary spokeswoman with investors and security analysts. She received her Master’s degree from King’s College in London in September 2004. Ms. Lu is the daughter of Mr. Pingji Lu.

Mr. Heung Sang Fong, Independent Director

Mr. Fong, 51, has served as Independent Director of our Company since September, 2010. Mr. Fong currently serves as Chief Financial Officer, Corporate Secretary, and Director of China Electric Motor Inc. (“China Electric”). From December 2006 to January 2009, Mr. Fong served as the Executive Vice President of Corporate Development of Fuqi International, Inc. (NASDAQ: FUQI). Mr. Fong graduated from the Hong Kong Baptist College with a diploma in History in 1982. He also received an MBA from the University of Nevada at Reno in 1989 and a Masters degree in Accounting from the University of Illinois at Urbana Champaign in 1993. Mr. Fong’s long and varied business career, including service as a CFO and director of a publicly-traded company, as well as his financial and accounting experience as a U.S. CPA and knowledge of the capital markets qualify him to serve on the Company’s Board of Directors.

Mr. Michael Marks, Independent Director

Mr. Michael Marks, 39, has served as independent Director of our Company since October, 2007. Until December 2007 he was a managing director and principal of Sonnenblick Goldman Asia Pacific Limited, a firm that provides advisory services in real estate investment. Until July 2009, Mr. Marks was the President and Director of Middle Kingdom Alliance Corp., a special purpose acquisition corporation, which invested in and merged with Pypo Digital Company Limited, a leading distributor and retailer of mobile phones in China.  Mr. Marks continues to serve as a Director of the board of the newly merged company, Funtalk China Holdings Limited (NASDAQ: FTLK). Mr. Marks is currently Audit Committee Chairman and Independent Director of China Yida Holding, Co. (NASDAQ: CNYD)and Shengkai Innovation, Inc. (NYSE AMEX: SHE), and is also an Independent Director of Yanglin Soybean, Inc. (OTCBB: YSYB). Previously, Mr. Marks served as a Director of Horwath Asia Pacific from January 2002 to December 2005 and was the Chief Executive Officer and Director at B2Gglobe (Pty) Limited from May 2001 to December 2002. Mr. Marks received both Bachelor’s and Master’s Degrees in Commerce from the University of the Witwatersrand in Johannesburg, South Africa in 1994 and 1997, respectively, and also received a Bachelor’s Degree in Psychology from the University of South Africa in 1998. In 1997, Mr. Marks qualified as a Chartered Accountant in South Africa, and in 1999 as a Fellow of the Association of International Accountants in the United Kingdom. We believe Mr. Michael Marks, has rich experiences as a Directors for several publicly listed Chinese companies.  In addition, his experience as a chartered accountant also serves him in his role as an Independent Director.

Mr. Suiyin Gao, Independent Director

Mr. Suiyin Gao, 57, has served as Independent Director of our Company since October 2007. He has over 30 years experience in human resources and management consulting. Mr. Gao is currently the head of the Shaanxi Senior Talent Office, which is affiliated with the Shaanxi Provincial government and is focused on corporation Management, consultation and human resources services. Mr. Gao is the founder and chairman of Shanxi Management Member Club, one of the largest manager clubs in Shanxi province. Mr. Gao is currently an independent director of six enterprises, and also acted as senior consultant for more than twenty enterprises. Previously, Mr. Gao worked in government since 1973. In 1998, Mr. Gao received his degree in Master of Business Administration from Northwest University in China. We believe Mr. Gao’s qualifications to serve on our board include his extensive knowledge and experiences in human resources and management consulting as well as his knowledge of our industry.

Mr. Albert McLelland, Independent Director

Mr. Albert McLelland, 52, has served as an Independent Director since February 2009. He also serves as the Chairman of the Board’s Audit Committee. Since September 2008, Mr. McLelland has served as an Independent Director and Chairman of the Audit Committee of the Board of Directors for China Fire & Security Group, Inc. On March 9, 2009, Mr. McLelland became an Independent Director and Chairman of the Audit Committee of the Board of Directors for Yanglin Soybean, Inc. Mr. McLelland has been Senior Managing Director of AmPac Strategic Capital LLC since 2003. He is also a founder and Managing Director of AmPac-TDJ LLC. Prior to founding AmPac Strategic Capital, Mr. McLelland was responsible for the day to day cross-border transactions practice of PricewaterhouseCoopers’ financial advisory services. Mr. McLelland has extensive investment and merchant banking experience, has built two Asian-based financial service firms, and has led the corporate finance department at CEF Taiwan Limited. He began his investment banking career in public finance at Shearson Lehman. He holds an M.B.A. degree from the University of Chicago and a Masters of International Affairs degree from Columbia University. He completed his undergraduate studies at the University of South Florida and studied Mandarin at the National Normal University in Taiwan. He has also earned a Certificate of Director Education from the National Association of Corporate Directors. We believe Mr. Albert McLelland’s qualifications to serve on our Board include his extensive knowledge and experience in auditing, and his extensive knowledge of the Company and the industry.

We chose to separate the positions of Chairman of Board and CEO because the Chairman, Mr. Lu has extensive experience in business development and as a principal executive officer, Mr. Feng is an architect and has deep knowledge of the construction industry. We do not have a lead Independent Director.

In consideration of diversity for the composition of the Board, We chose to elect Mr. Marks, Mr. McLelland and Mr. Fong as our Directors based on their unique experiences with both the U.S. capital markets and the Chinese capital markets.

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

BOARD COMPOSITION AND COMMITTEES

The following table sets forth all our Independent Directors of the Board of Directors and their positions at the Compensation, Nominating and Audit Committees:

Independent Directors	Title	Service in committee

Mr. Michael Marks	Independent Director	Chairman of Compensation Committee; Member of Audit Committee; Member of Nominating and Governance Committee

Mr. Heung Sang Fong	Independent Director	Member of Audit Committee; Member of Nominating and Governance Committee

Mr. Albert McLelland	Independent Director	Chairman of Audit Committee; Member of Compensation Committee

Mr. Suiyin Gao	Independent Director	Chairman of Nominating and Governance Committee; Member of Compensation Committee

The Board of Directors held four meetings in the 2010 fiscal year and the attendance rates for all Board members were over 75%.

The Compensation Committee held two meetings in the 2010 fiscal year and the attendance rates for all committee members were 100%.

The Nominating and Governance Committee held one meeting in the 2010 fiscal year and the attendance rates for all committee members were over 50%.

AUDIT COMMITTEE

The members of the Audit Committee are Mr. Albert McLelland, Mr. Michael Marks, and Mr. Heung Sang Fong, with Mr. McLelland serving as Chairman of the Audit Committee. All members of the Audit Committee are Independent Directors. The Company’s Board of Directors has determined that Mr. McLelland possesses accounting or related financial management expertise and that he qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K.

The Audit Committee held four meetings in the 2010 fiscal year and the attendance rates for all committee members were over 75%.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

 The following table sets forth all compensation paid in respect of our Chief Executive Officer, Chief Financial Officer and all other executive officers for services rendered during the preceding two fiscal years. The compensation comprises base salary and bonus.

							Non-Equity	Non-qualified
Name and		Base	Bonus (2)		Stock	Option	Incentive plan	Deferred	All other
Principal Position	Year	Salary	Cash	Stock	Awards	Awards	Compensation	Compensation	Compensation	Total
		($) (1)	($)	($)	($)	($)	($)	($)	($)	($)

Pingji Lu	2010	251,090	0	N/A	N/A	N/A	0	0	0	251,090
Chairman of the	2009	200,000	0	N/A	N/A	N/A	0	0	0	200,000
Board of Directors

Xiaohong Feng	2010	221,550	0	N/A	N/A	N/A	0	0	0	221,550
CEO &	2009	160,000	0	N/A	N/A	N/A	0	0	0	160,000
Managing Director

Cangsang Huang	2010	118,160	0	N/A	N/A	N/A	0	0	0	118,160
CFO &	2009	100,000	0	N/A	N/A	N/A	0	0	0	100,000
Managing Director

Jing Lu	2010	118,160	0	N/A	N/A	N/A	0	0	0	118,160
COO &	2009	100,000	0	N/A	N/A	N/A	0	0	0	100,000
Board Secretary

1.
The Company pays salaries in RMB to all executive officers every month. The actual RMB amount paid is translated to US$. The exchange rates used were the average rates of 2010 and 2009. They were 0.1477 and 0.1464.

2.	The bonuses paid by the Company have been primarily paid in cash. A bonus can be issued in stock at the discretion of the Compensation Committee.

3.	The stock awards column shows all stock issued to our executives.

4.	On September 1, 2010, Mr. Heung Sang Fong was appointed as the Independent Director succeeding Ms. Carolina Woo. Mr. Fong serves on the Audit Committee and the Nominating and Governance Committee.

DIRECTOR COMPENSATION

The table below sets forth the salaries of our Independent Directors received for the services performed in the last year. Our directors’ salaries are comprised of both cash and stock. The cash salary is paid to all directors in US$ every quarter.

		Salary				Change in Pension Value and
Name and Principal Position	Year	Cash ($)	Stock (1) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Heung Sang Fong (2)	2010	$8,333	5,650	0	0	0	0	13,983
Independent director
of the Board

Albert McLelland	2010	$55,000	0	0	0	0	0	55,000
Independent director
of the Board

Michael Marks	2010	$25,000	16,950	0	0	0	0	41,950
Independent director
of the Board

Suiyin Gao	2010	$15,000	11,300	0	0	0	0	26,300
Independent director
of the Board

1.	The stock awards were valued based on the closing price of our common stock on the NASDAQ on July 1, 2010, which was $2.26 respectively.
2.	On September 1, 2010, Mr. Heung Sang Fong was appointed as the independent director succeeding Ms. Carolina Woo. Mr. Fong serves on the audit committee and nominating and governance committee.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The Board of Directors and the majority shareholders have adopted the 2007 Stock Incentive Plan (“2007 Plan”). Since the adoption of the 2007 Plan, we issued incentive compensation comprised of restricted common shares of the Company, which was disclosed in a current report on Form 8-K dated July 14, 2008. The restricted shares were paid in 2008 in consideration of the performance of the employees in 2007 and were vested immediately upon issuance. No other grants have been made under the Plan.

There was no equity compensation paid during 2010 fiscal year.

 COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of our Compensation Committee is, or was an officer or employee, or had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K. We also do not have any executive officer who served as a member of the Compensation Committee of another entity or as a Director of another entity, whose executive officers served on our Compensation Committee or served as a Director of our Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of March 14, 2011, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5 percent) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name (1)	Title	Shares Ownership (2)	Percentage of Owned
Mr. Pingji Lu	Chairman	3,599,499	10.26%
Mr. Xiaohong Feng	CEO & Managing Director	645,856	1.84%
Ms. Jing Lu	COO & Board Secretary	528,570	1.51%
Mr. Michael Marks	Independent Director	19,375	0.05%
Mr. Heung Sang Fong	Independent Director	2,500	0.01%
Mr. Suiyin Gao	Independent Director	15,000	0.04%
Mr. Albert McLelland	Independent Director	3,750	0.01%
Mr. Cangsang Huang	CFO & Director	0	0%
Director and Officers as a Group with Total 8 Persons		4,814,550	13.73%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Xi’an Tsining Housing Development Co., Ltd., 6 Youyi Dong Lu, Han Yuan 4 Lou, Xi’an, Shaanxi Province, China 710054.

(2)
Applicable percentage ownership is based on 35,078,639 shares of common stock outstanding as of March 12, 2011. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

We have four directors that are independent under the independence standards of S-K Item 407(a)(1). They are: Mr. Michael Marks, Mr. Albert McLelland, Mr. Suiyin Gao, and Mr. Heung Sang Fong.

The Company has borrowed monies from certain employees to fund the Company’s construction projects. These unsecured loans bear interest at 20% (2009 - ranging between 8% and 10%) per annum and are available to all employees.

Included in these loans are loans from the Company’s executives and immediate family member:

	2010	2009
President	$757,576	$-
Chief executive officer	303,030	-
Chief financial officer	227,273	-
President’s immediate family member	-	854,100
	$1,287,879	$854,100

One of the Company’s executive officers’ spouse owned 37.83% of common stock of Xinxing Construction during the first nine months of fiscal 2010. During the first nine months of fiscal 2010, the Company has incurred $8,602,662 construction costs to Xinxing Construction. The construction costs were recorded as construction in progress and expensed as cost of sales of properties when revenues were recognized.

One of the Company’s executive officers’ spouse owned 37.83% of common stock of Xi’an Xinxing Days Hotel & Suites (“Days Hotel”). During the year ended December 31, 2010, the Company has incurred $120,409 (2009 - $Nil) fees to Days Hotel. The Company also received $44,801 (2009 - $Nil) fees from Days Hotel. As at December 31, 2010, the Company has $38,281 (2009 - $Nil) payable to Days Hotel.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

MSCM LLP performed the audits for the years ended December 31, 2009 and 2010.

The following are the services provided and the amount billed:

(a)     AUDIT FEES

The aggregate fees billed or to be billed for professional services rendered by our principal accountants for the audit of our annual financial statements for the year ended December 31, 2010 and 2009 were $272,000 and $186,000, respectively.

(b)    AUDIT-RELATED FEES

We incurred $193,000 in fees for the fiscal year ended December 31, 2010 and $229,000 in fees for the fiscal year ended December 31, 2009 for assurance and related services from our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, but were not reported under Audit Fees section above.

(c)     TAX FEES

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice, preparation and filing of tax returns and tax planning for the fiscal years ended December 31, 2010 and 2009 were $7,800 and $5,700, respectively.

(d)    ALL OTHER FEES

All other fees billed for the fiscal years ended December 31, 2010 and 2009 were Nil and $169,777, respectively. All other fees mainly include providing consents on registration statement and out of pocket expenses.

Our Audit Committee consists of three Independent Directors. Our Audit Committee is the body to recommend public accounting firms as our independent auditor to the full Board of Directors for approval.

ITEM 15. EXHIBITS AND REPORTS ON FORM 10-K.
EXHIBIT NO.	DESCRIPTION OF EXHIBIT

3.1	Articles of Incorporation (incorporated by reference to the exhibits to Registrants Form SB-2 filed on October 27, 2004).

3.2	Registrant's By-Laws (incorporated by reference to the exhibits to Registrants Form SB-2 filed on October 27, 2004).

4.1	First Amendment to Securities Purchase Agreement between the Company and Investors dated June 11, 2010 incorporated by reference from exhibit 4.1 to Form 10-Q filed on August 12, 2010.

4.2	Form of Senior Secured Convertible Note Issued by the Company incorporated by reference from exhibit 4.2 to Form 10-Q filed on August 12, 2010.

4.3	Form of Stock Purchase Warrant Issued by the Company incorporated by reference from exhibit 4.3 to Form 10-Q filed on August 12, 2010.

10.1	Securities Purchase Agreement (incorporated by reference to the exhibits to Registrant's Form 8-K filed on January 30, 2008).

10.2	Form of Convertible debt (incorporated by reference to the exhibits to Registrant's Form 8-K filed on January 30, 2008).

10.3	Form of Warrant (incorporated by reference to the exhibits to Registrant's Form 8-K filed on January 30, 2008).

10.4	Form of Pledge Agreement (incorporated by reference to the exhibits to Registrant's Form 8-K filed on January 30, 2008).

10.5	Form of Registration Rights Agreement (incorporated by reference to the exhibits to Registrant's Form 8-K filed on January 30, 2008).

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

10.8	Employment agreement with Pingji Lu (incorporated by reference to the exhibits to Registrant’s Form S-1 Amendment No 2 filed on July 14, 2008).

10.9	2007 Stock Incentive Plan (incorporated by reference to the exhibits to Registrant’s Form S-1 Amendment No 8 filed on November 5, 2009).

10.10	Equity Pledge Agreement, dated January 31, 2011 by and among the Company and the Pledgees (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 4, 2011).

10.11	Guarantee Agreement, dated January 31, 2011 by and among the Company and the Lenders (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 4, 2011).

10.12
Share Charge Deed, dated January 31, 2011 by and among Wayfast Holdings Limited (as Chargor) and the Lenders (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 4, 2011).

10.13	Financial Consultant Agreement, dated January 31, 2011 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 4, 2011).

10.14
Entrustment Loan Agreements #1, #2, #3 and #4, dated January 31, 2011 by and among a subsidiary of the Company and certain lenders (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 4, 2011).

10.15
Project Financing Agreement, dated January 31, 2011 by and among a subsidiary of the Company and the Lenders (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 4, 2011).

10.16	2010 Long-Term Incentive Plan (incorporated by reference to the exhibits to Registrant’s Information Statement on Schedule 14C filed on January 20, 2011).

21.1*	List of subsidiaries.

23.1*	Consent of MSCM LLP.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2*	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

* Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

CHINA HOUSING AND LAND DEVELOPMENT, INC.

March 14, 2011	By:	/s/ Xiaohong Feng
Name: Xiaohong Feng Title: Chief Executive Officer (Principal Executive Officer)

March 14, 2011	By:	/s/ Cangsang Huang
Name: Cangsang Huang
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Lu Pingji	Chairman of the Board	March 14, 2011
Lu Pingji

/s/ Feng Xiaohong	Chief Executive Officer & Managing Director	March 14, 2011
Feng Xiaohong	(Principal Executive Officer)

/s/ Cangsang Huang	Chief Financial Officer	March 14, 2011
Cangsang Huang	(Principal Financial and Accounting Officer)

/s/ Albert S. McLelland	Independent Director	March 14, 2011
Albert S. McLelland

/s/ Mr. Michael Marks	Independent Director	March 14, 2011
Michael Marks

/s/ Heungsong Fong	Independent Director	March 14, 2011
Carolina Woo

/s/ Mr. Gao Suiyi	Independent Director	March 14, 2011
Gao Suiyi