Form 10-Q
period 2011-03-31
China Housing & Land Development, Inc.
filed 2011-05-16
CIK 1303330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of Common Stock outstanding on May 15, 2011 was 35,078,639 shares.

 Except as otherwise indicated by the context, references in this Form 10-Q to:

“CHLN,” the “Company,” “we,” “our,” or “us” are references to China Housing & Land Development, Inc.
“U.S. Dollar,” “$” and “US$” mean the legal currency of the United States of America.
“RMB” means Renminbi, the legal currency of China.
“China” or the “PRC” are references to the People’s Republic of China.
“U.S.” is a reference to the United States of America.
“SEC” is a reference to the Securities & Exchange Commission of the United States of America.
“GFA” means gross floor area.

CHINA HOUSING & LAND DEVELOPMENT, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Interim Condensed Consolidated Balance Sheets
As of March 31, 2011 (Unaudited) and December 31, 2010

	March 31,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$81,642,228	$46,904,161
Cash - restricted	39,642,680	34,756,450
Accounts receivable, net of allowance for doubtful accounts of $268,597 and $266,493, respectively	9,292,362	9,297,505
Other receivables, prepaid expenses and other assets, net	5,621,241	7,653,925
Real estate held for development or sale	121,698,776	104,586,550
Property and equipment, net	30,139,315	29,735,836
Advance to suppliers	1,398,778	1,223,366
Deposits on land use rights	68,652,286	74,938,729
Intangible assets, net	52,203,130	51,846,410
Goodwill	1,821,170	1,806,905
Deferred financing costs	364,370	401,703
Total assets	$412,476,336	$363,151,540

LIABILITIES
Accounts payable	$22,355,291	$22,542,083
Advances from customers	65,773,679	52,229,189
Accrued expenses	2,474,094	2,507,638
Payables for acquisition of businesses	91,374	2,363,385
Income and other taxes payable	16,325,122	15,429,752
Other payables	7,234,976	5,663,222
Loans from employees	8,796,176	8,787,879
Loans payable	112,862,458	82,971,074
Deferred tax liability	14,420,790	14,344,712
Warrants liability	291,572	2,766,382
Fair value of embedded derivatives	974,972	2,027,726
Convertible debt	8,515,319	16,251,840
Mandatorily redeemable noncontrolling interests in Subsidiaries	37,100,199	33,535,969
Total liabilities	297,216,022	261,420,851

SHAREHOLDERS' EQUITY
Common stock: $.001 par value, authorized 100,000,000 shares
issued and outstanding 35,078,639 and 32,685,331, respectively	35,079	32,685
Additional paid in capital	48,750,961	38,996,078
Common stock subscribed	-	59,606
Statutory reserves	6,654,715	6,654,715
Retained earnings	43,997,990	41,528,907
Accumulated other comprehensive income	15,821,569	14,458,698
Total shareholders’ equity	115,260,314	101,730,689

Total liabilities and shareholders' equity	$412,476,336	$363,151,540

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Interim Condensed Consolidated Statements of Income
For The Three Months Ended March 31, 2011 and 2010
(Unaudited)

	3 Months	3 Months
	March 31, 2011	March 31, 2010
REVENUES
Real Estate sales	$19,656,817	$32,391,061
Other revenue	2,900,879	1,181,853

Total revenues	22,557,696	33,572,914

COST OF REVENUES
Cost of real estate sales	14,638,574	26,561,887
Cost of other revenue	2,196,569	536,773
Total cost of revenues	16,835,143	27,098,660

Gross margin	5,722,553	6,474,254

OPERATING EXPENSES
Selling, general, and administrative expenses	3,432,716	2,537,884
Other expenses	41,577	122,651
Interest expense	597,148	507,025
Accretion expense on convertible debt	336,991	329,182
Total operating expenses	4,408,432	3,496,742

NET INCOME FROM BUSINESS OPERATIONS	1,314,121	2,977,512

CHANGE IN FAIR VALUE OF DERIVATIVES
Change in fair value of embedded derivatives	(1,052,754)	(566,206)
Change in fair value of warrants	(850,651)	(554,601)
Total change in fair value of derivatives	(1,903,405)	(1,120,807)

Income before provision for income taxes and noncontrolling interest	3,217,526	4,098,319

Provision for income taxes	786,489	1,009,531
Recovery of deferred income taxes	(38,046)	(29,146)
NET INCOME	2,469,083	3,117,934

Charge to noncontrolling interest	-	(14,229,043)
Net income (loss) attributable to China Housing & Land Development, Inc.	$2,469,083	$(11,111,109)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	33,886,568	32,580,769

Diluted	35,502,277	32,580,769

NET INCOME (LOSS) PER SHARE
Basic	0.07	(0.34)

Diluted	0.05	(0.34)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

 Interim Condensed Consolidated Statements of Comprehensive Income (Loss)
For The Three Months Ended March 31, 2011 and 2010
(Unaudited)

	3 Months	3 Months
	March 31,	March 31,
	2011	2010

NET INCOME	$2,469,083	$3,117,934

OTHER COMPREHENSIVE INCOME (LOSS)
Gain (loss) in foreign exchange	1,362,871	(27,684)

COMPREHENSIVE INCOME	3,831,954	3,090,250

Less: Comprehensive charge (loss) attributable to noncontrolling interest	-	(14,229,043)

Comprehensive income (loss) attributable to China Housing & Land Development, Inc.	$3,831,954	$(11,138,793)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARIES

Interim Condensed Consolidated Statements of Cash Flows
For The Three Months Ended March 31, 2011 and 2010
(Unaudited)

	March 31,	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,469,083	$3,117,934
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Bad debt recovery	(39,010)	-
Depreciation	482,584	293,134
Gain on disposal of fixed assets	(8,152)	-
Amortization of deferred financing costs	38,482	38,482
Amortization of intangible assets	52,372	-
Recovery of future income taxes	(38,046)	(29,146)
Change in fair value of embedded derivatives	(1,052,754)	(566,206)
Change in fair value of warrants	(850,651)	(554,601)
Accretion expense on convertible debt	336,991	329,182
(Increase) decrease in assets:
Accounts receivable	78,182	(3,177,943)
Other receivable and prepaid expense	1,681,598	(2,211,864)
Real estate held for development or sale	(16,210,498)	7,485,899
Advances to suppliers	(165,241)	9,492,722
Deposit (Refund) on land use rights	6,846,002	(22,849,777)
Increase (decrease) in liabilities:
Accounts payable	(363,064)	(2,578,136)
Advance from customers	13,070,852	9,149,087
Accrued expense	3,235,978	858,829
Other payables	1,519,947	82,578
Income and other taxes payable	1,209,682	1,283,577
Net cash provided by operating activities	$12,294,337	$163,751

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(4,590,301)	(231)
Purchase of property and equipment	(660,593)	(701,004)
Cash acquired from acquisition	-	2,179
Proceed from sale of property and equipment	18,240	-
Net cash used in investing activities	$(5,232,654)	$(699,056)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from banks	30,399,757	31,491,680
Payments of loans payable	(1,063,991)	(3,222,404)
Loans from or repayment to employees, net	(60,800)	1,850,685
Repayments of payables for acquisition of businesses	(2,279,982)	(117,334)
Net cash provided by financing activities	$26,994,984	$30,002,627

INCREASE IN CASH AND CASH EQUIVALENTS	34,056,667	29,467,322

Effects of foreign currency exchange	681,400	(7,138)

CASH AND CASH EQUIVALENTS, beginning of period	46,904,161	36,863,216

CASH AND CASH EQUIVALENTS, end of period	$81,642,228	$66,323,400

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Interim Condensed Consolidated Statements of Shareholders’ Equity
As of March 31, 2011 (Unaudited) and December 31, 2010

	Common Stock		Common stock	Additional paid	Statutory	Retained	Accumulated Comprehensive
	Shares	Par Value	subscribed	in capital	reserves	earnings	income	Totals

BALANCE, December 31, 2010	32,685,331	$32,685	$59,606	$38,996,078	$6,654,715	$41,528,907	$14,458,698	$101,730,689
Common stock issued for stock based compensation	20,625	21	(59,606)	59,585	-	-	-	-
Common stock issued for warrant exercise	619,905	620	-	1,623,539	-	-	-	1,624,159
Common stock issued for conversion of convertible debt	1,752,778	1,753	-	8,071,759	-	-	-	8,073,512
Net income	-	-	-	-	-	2,469,083	-	2,469,083
Foreign currency translation	-	-	-	-	-	-	1,362,871	1,362,871
BALANCE, March 31, 2011	35,078,639	$35,079	$-	$48,750,961	$6,654,715	$43,997,990	$15,821,569	$115,260,314

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES
Notes To Interim Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Organization and Basis of Presentation

China Housing & Land Development, Inc., (the “Company”) is a Nevada corporation, incorporated on July 6, 2004 under the name Pacific Northwest Productions Inc., (“Pacific”). On May 5, 2006, the Company changed its name to China Housing & Land Development, Inc. The Company, through its subsidiaries, is engaged in acquisition, development, management, and sale of commercial and residential real estate properties located primarily in Xi’an, Shaanxi Province, People’s Republic of China (PRC or China).

The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries, Xi’an Tsining Housing Development Company Inc. (“Tsining”), Xi’an New Land Development Co. (“New Land”), Manstate Assets Management Limited (“Manstate”), Success Hill Investments Limited (“Success Hill”), Puhua (Xi’an) Real Estate Development Co., Ltd. (“Puhua”), Xi’an Xinxing Property Management Co., Ltd. (“Xinxing Property”), Suodi Co., Ltd. (“Suodi”), Shaanxi Xinxing Construction Co., Ltd. (“Xinxing Construction”), Xinxing FangZhou Housing Development Co., Ltd. (“FangZhou”), Wayfast Holdings Limited (“Wayfast”), Clever Advance Limited (“Clever Advance”), Gracemind Holdings Limited (“Gracemind”) and Treasure Asia Holdings Limited (“Treasure Asia”)  (collectively, the “Subsidiaries”). Wayfast with its 100% subsidiary - Clever Advance and Gracemind with its 100% subsidiary - Treasure Asia were incorporated as holding companies in March 2009 and they were inactive during the three months ending March 31, 2011.

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair statement of the Company’s consolidated financial position as at March 31, 2011 and results of operations and cash flows for the periods ended March 31, 2011 and 2010. These adjustments consist of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year.

The unaudited interim condensed consolidated financial statements are based on accounting principles that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Annual Report”); except as disclosed below. They do not include certain footnote disclosures and financial information normally included in annual consolidated financial statements prepared in accordance with GAAP and, therefore, should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s 2010 Annual Report.

Accounting Principles Recently Adopted

In April 2010, the FASB issued FASB Accounting Standard Update (“ASU”) No. 2010-13 “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades”. ASU 2010-13 updates ASC 718 to codify the consensus reached in EITF Issue No. 09-J, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades”. ASU 2010-13 clarifies that share-based payment awards with an exercise price denominated in the currency of a market in which a substantial portion of the underlying equity security trades should not be considered to meet the criteria requiring classification as a liability. ASU No. 2010-13 became effective for the Company on January 1, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” which expands the disclosure requirements concerning the credit quality of an entity’s financing receivables and its allowance for credit losses. ASU No. 2010-20 became effective for the Company on January 1, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28 “when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts”. The FASB amended the existing guidance to modify Step 1 of the goodwill impairment test for a reporting unit with a zero or negative carrying amount. Upon adoption of the amendment, an entity with a reporting unit that has a carrying amount that is zero or negative is required to assess whether it is more likely than not that the reporting unit’s goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of the reporting unit is impaired, the entity should perform Step 2 of the goodwill impairment test for the reporting unit. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendment should be included in earnings. ASU No. 2010-28 became effective for the Company on January 1, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Note 1 – Organization and Basis of Presentation - continued

Accounting Principles Recently Adopted - continued

In December 2010, the FASB issued ASU 2010-29 “Disclosure of supplementary pro forma information for business combinations”. The FASB amended the existing guidance to require a public entity, which presents comparative financial statements, to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also expanded the required supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination, which are included in the reported pro forma revenue and earnings. ASU No. 2010-29 became effective for the Company on January 1, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Foreign exchange rates used:
	March 31, 2011	December 31, 2010	March 31, 2010
Period end RMB/U.S. Dollar exchange rate	6.5483	6.6000	6.8258
Average RMB/U.S. Dollar exchange rate	6.5790	6.7690	6.8272

Note 2 – Mandatorily Redeemable Preferred Stock and Noncontrolling Interest

The Company recorded accretion cost on the mandatorily redeemable noncontrolling interest using the effective interest method based on effective interest rate of 45%. The related accretion cost incurred for the three months ended March 31, 2011 were $3,279,369 (2010 - $4,151,382) and was capitalized in real estate construction in progress.

Mandatory Redeemable Noncontrolling Interests in Subsidiaries
Mandatory redeemable noncontrolling interests in subsidiaries at December 31, 2010	$33,535,969
Capitalized accretion cost on mandatorily redeemable noncontrolling interests in subsidiaries	3,279,369
Difference in foreign exchange translation	284,861
Mandatorily redeemable noncontrolling interests in subsidiaries at March 31, 2011	37,100,199

The mandatory redemption schedules are as follow:

Date
December 31, 2011	30,542,278
December 25, 2012	26,877,205
Total	$57,419,483

Note 3 – Supplemental Disclosure of Cash Flow Information

Income taxes paid amounted to $172,215 and $Nil for three months ended March 31, 2011 and 2010, respectively. Interest paid for the three months ended March 31, 2011 and 2010 amounted to $4,278,064 and $4,277,046, respectively.

The following non-cash investing and financing activities are included in the consolidated financial statements:

(1)	The Company issued 619,905 of common stock for warrants exercised. The warrants were valued at $1,624,159 at the time of exercise.

(2)	The Company issued 1,752,778 of common stock for conversion of convertible debt. The convertible debt was valued at $8,073,512 at the time of conversion.

Note 4 – Other Receivables, Prepaid Expenses and Deposits

Other receivables and prepaid expenses consisted of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

Other receivable	$1,662,409	$3,223,089
Allowance for bad debts	(139,600)	(177,392)
Prepaid expenses	388,604	194,389
Prepaid other tax expenses	3,709,828	4,413,839
Other receivables and prepaid expenses	$5,621,241	$7,653,925

Note 5 – Real Estate Held for Development or Sale

The following summarizes the components of real estate inventories as at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Real estate projects completed and held for sale
Junjing I project	$4,041,309	$4,012,179
JunJing II project phase one	2,085,968	3,389,501
Tsining 24G project	43,165	621,238
Gangwan project	60,628	96,245
Tsining Home IN project	57,981	57,527
Real estate completed and held for sale	$6,289,051	$8,176,690

Real estate projects held for development
Puhua project	87,838,964	85,107,643
Tangdu project	4,527,730	4,495,490
Junjing III project	15,148,220	2,569,084
Park Plaza project	2,401,462	2,013,116
JunJing II project phase two	323,852	847,697
Golden Bay project	4,481,285	826,948
Other projects	390,595	415,152
Construction materials	297,617	134,730
Real estate held for development	115,409,725	96,409,860

Total real estate held for development or sale	$121,698,776	$104,586,550

Interest on debt and accretion costs on mandatorily redeemable noncontrolling interest in subsidiaries incurred by the Company for the three months ended March 31, 2011 was $7,952,174 (2010 - $5,996,787). The Company capitalized $7,370,774 in construction in progress during the three months ended March 31, 2011 (2010 -$5,528,289).

Note 6 – Property and Equipment

Property and equipment consisted of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Income producing properties and improvements	$28,417,648	$28,000,452
Buildings and improvements	5,422,397	4,945,393
Electronic equipment	460,798	445,578
Vehicles	469,845	466,165
Computer software	180,734	179,318
Office furniture	144,270	141,655
Total	35,095,692	34,178,561
Accumulated depreciation	(4,956,377)	(4,442,725)
Property and equipment, net	$30,139,315	$29,735,836

Depreciation expense for the three months ended March 31, 2011 and 2010 amounted to $482,584 and $293,134, respectively. The depreciation expense was included in the selling, general and administrative expenses.

Note 7 – Intangible Asset

The intangible asset consists of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Development right acquired (a)	$49,316,395	$48,930,082
Land use right acquired (b)	8,208,290	8,143,992
Construction license acquired (c)	1,149,637	1,140,632
	58,674,322	58,214,706
Accumulated amortization	(6,471,192)	(6,368,296)
Intangible assets, net	$52,203,130	$51,846,410

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

(c)
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

For the three months ended March 31, 2011, the Company has recorded $52,372 of amortization expense on the land use right (2010 - $Nil). The amortization was included in selling, general and administrative expenses. There was no amortization of the development right during the three months ended March 31, 2011 and 2010.

Note 8 – Accrued Expenses

	March 31, 2011	December 31, 2010
Accrued expenses	$1,559,570	$2,265,650
Accrued interest on loans	914,524	241,988
Total	$2,474,094	$2,507,638

Note 9 – Payable for Acquisition of Businesses

	March 31, 2011	December 31, 2010
Payable to original shareholders of Xinxing Construction (i)	$-	$2,272,727
Payable to original shareholders of Suodi (ii)	91,374	90,658
Total	$91,374	$2,363,385

(i)	The Company has fully repaid the purchase price of Xinxing Construction during the current period.

(ii)	The payable to original shareholders of Suodi represents the remaining balance due to the original shareholders of Suodi assumed by the Company when acquiring Suodi.

Note 10 – Loans from Employees

The Company has borrowed monies from certain employees to fund the Company’s construction projects. These unsecured loans bear interest at 20% per annum and are available to all employees.

Included in these loans are loans from the Company’s executives and an immediate family member:

	March 31, 2011	December 31, 2010
Chairman	$763,556	$757,576
Chief executive officer	305,423	303,030
Chief financial officer	229,067	227,273
	$1,298,046	$1,287,879

Note 11 – Loans Payable

Bank loans represent amounts due to various banks. These loans generally can be renewed with the banks when they expire. Bank loans as of March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010

Xi’an Rural Credit Union Zao Yuan Rd. Branch
Due July 2, 2011, annual interest is at 8.496 percent, secured by the Company’s Jun Jing Yuan I, Han Yuan and XinXing Tower projects	2,748,805	2,727,273

Xinhua Trust Investments Ltd.
Due February 10, 2012, annual interest is at 10 percent, secured by the 24G project	22,906,709	22,727,273

Commercial Bank Weilai Branch
Annual interest is at 7.29 percent, secured by the Company’s Jun Jing Yuan I and XinXing Tower projects and guaranteed by Tsining. $1,527,114 is payable on June 20, 2011 and $1,527,113 is payable on August 29, 2011	3,054,227	4,090,909

Bank of Beijing, Xi’an Branch
Due December 10, 2012, annual interest is at the prime rate of People’s Bank of China (5.85%) secured by the PuHua project with a minimum repayment of $7.6 million required by December 31, 2011.	22,906,709	22,727,273

Xi’an Duqu Trust Bank
Due June 11, 2011, annual interest is at 9.18 percent, secured by the Company’s Junjing Yuan I properties	687,201	681,817

JP Morgan International Bank Limited Brussels Branch
Due December 14, 2011, annual interest is at 1.2 percent, secured by a $34,207,352 restricted cash	30,016,529	30,016,529

Tianjin Cube Equity Investment Fund Partnership
Due December 10, 2012, annual interest is 9.6 percent, secured by JunJing Yuan II Commercial Units	30,542,278	-

Total	$112,862,458	$82,971,074

All loans are used to finance construction projects. All interest paid was capitalized and allocated to various real estate construction projects.

The loans payable balances were secured by certain of the Company’s real estate held for development or sale with a carrying value of $92,399,616 at March 31, 2011 (December 31, 2010 - $89,538,930) and certain buildings and income producing properties and improvements with a carrying value of $4,453,124 at March 31, 2011 (December 31, 2010 - $4,458,389). The weighted average interest rate on loans payable as at March 31, 2011 was 6.5% (December 31, 2010 – 5.5%).

The loans payable were also secured by certain real estate units sold to customers. The Company obtained consent from these customers that the Company does not have to remove the mortgage on such apartments or to register the transfer of the ownership of such apartments by the Company to the customers for the time being.

Note 12 – Fair Value of Financial Instruments

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of the measurement date, March 31, 2011, and the basis for that measurement, by level within the fair value hierarchy:

Fair Value Measurements Using	Assets/Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Warrants liability	$-	$291,572	$-	$291,572
Fair value of embedded derivatives	-	974,972	-	974,972
Total	$-	$1,266,544	$-	$1,266,544

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of the measurement date, December 31, 2010, and the basis for that measurement, by level within the fair value hierarchy:

Fair Value Measurements Using	Assets/Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Warrants liability	$-	$2,766,382	$-	$2,766,382
Fair value of embedded derivatives	-	2,027,726	-	2,027,726
Total	$-	$4,794,108	-	$4,794,108

Note 13 – Convertible Debt

On January 28, 2008, the Company issued Senior Secured Convertible Debt due in 2013 (the “Convertible Debt”) and warrants to subscribe for common shares for an aggregate purchase price of $20 million. Both the warrant and embedded conversion option associated with the Convertible Debt meet the definition of a derivative instrument according to the standard “Accounting for Derivative Instruments and Hedging Activities”. Because the warrant and the convertible debt are denominated in U.S. dollars but the Company’s functional currency is the Chinese RMB, the exemption from derivative instrument accounting provided by the standard is not available and therefore the warrant and embedded conversion option are recorded as a derivative instrument liability and periodically marked-to-market.

On June 10, 2010, the Company and the Investors entered into an amendment (the “Amendment”), which grants investors the right to convert the $11 million non-convertible portion of the Convertible Debt. The right expires 5 business days after the effective date that a registration statement is filed by the Company registering the shares to be issued on the conversion. The warrants issued in 2008 were amended as well to permit the investors to exercise the warrants on a cashless basis and receive one common share for every two warrants held if the investor converts at least 55% of face amount of Convertible Debt held.

On January 25, 2011, certain investors requested and the Company’s board approved the certain Investors to convert $9,763,000 of convertible debt into 1,752,783 common shares with related warrants exercised on a two to one cashless basis. The conversion was effective on February 16, 2011. Since the Company’s registration statement became effective during the period, the rights to convert the $11 million non-convertible portion of the Convertible Debt and to exercise the warrants on a cashless basis and receive one common share for every two warrants were expired.

The fair values of the warrants and embedded conversion option at March 31, 2011 were determined to be $53,500 and $974,972, respectively (December 31, 2010 - $1,920,097 and $2,027,726), using both Alternative Model and CRR Model with the following assumptions:

	March 31, 2011	December 31, 2010
Expected life	1.83 – 1.92 years	0.16 - 2.16 years
Expected volatility	80% - 85%	95% - 100%
Risk-free interest rate	0.72% - 0.76%	0.11 - 0.68%
Dividend yield	0%	0%

For the three months ended March 31, 2011, the Company recorded a decrease in fair value for the warrants and embedded derivatives of $242,537 and $1,052,754 respectively (March 31, 2010 – decrease of $507,932 and $566,206), in the consolidated statement of income (loss).

The carrying value of the Convertible Debt is accreted to its stated amount on maturity using the effective interest method. The effective interest rate was determined to be 15.42%. The carrying value of Convertible Debt on March 31, 2011 was $8,515,319 (December 31, 2010 - $16,251,840). Related interest and accretion costs for the three months ended March 31, 2011 were $190,338 and $336,991, respectively (2010 - $263,428 and $329,182).

Note 14 – Shareholders’ Equity

Common stock

1.
As at December 31, 2010, the Company has accrued $59,606 of stock-based compensation to the independent directors as common stock subscribed. A total of 20,625 common stock was issued during the period.

2.	The Company issued 619,905 of common stock for warrants exercised. The warrants were valued at $1,624,159 at the time of exercise.

3.	The Company issued 1,752,778 of common stock for conversion of convertible debt. The convertible debt was valued at $8,073,512 at the time of exercise.

Warrants

Pursuant to accounting guidance, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in a Company’s Own Stock”, the warrants issued contain a provision permitting the holder to demand payment based on a valuation in certain circumstances. Therefore, the Company recorded the warrants issued through private placements in 2007 as a liability at their fair value on the date of grant and then revalued them to $238,072 at March 31, 2011 (December 31, 2010 - $846,285) using the CRR Binomial Lattice Model with the following assumptions:

	March 31, 2011	December 31, 2009
Expected life	1.11 years	1.36 years
Expected volatility	65%	70%
Risk-free interest rate	0.35%	0.40%
Dividend yield	0%	0%

The gain from the change in fair value of warrants for the three months ended March 31, 2011 was $608,114 (2010 – gain of $46,669).

Including the fair value of warrants associated with the convertible debt (note 13), the total warrant liability as at March 31, 2011 was $291,572 (December 31, 2010 - $2,766,382). The total gain from the change in fair value of warrants for the three months ended March 31, 2011 was $850,651 (2010 – gain of $554,601).

The following is a summary of the warrant activity:

	Number of Warrants Outstanding	Weighted Average Exercise Price

December 31, 2010	3,940,947	$5.06
Exercised	(1,239,816)	6.07
Expired	-	-
March 31, 2011	2,701,131	$4.59

The following summarizes the weighted-average information about the outstanding warrants as at March 31, 2011:

	Outstanding Warrants
Exercise Price	Number	Average Remaining Contractual Life

$4.50	2,539,416	1.11 years
$6.07	161,715	1.92 years
$5.06	2,701,131	1.16 years

Note 15 – Other Revenue

	For the three months ended
	March 31, 2011	March 31, 2010
Interest income	$38,826	$116,546
Rental income, net	587,276	310,910
Income from property management services	831,201	754,407
Miscellaneous construction contracts	1,435,424	-
Gain on disposal of fixed assets and inventory	8,152	-
Total	$2,900,879	$1,181,853

Note 16 – Earnings (Loss) per Share

Earnings per share for the three months ended March 31, 2011, and 2010 were determined by dividing net income (loss) attributable to China Housing & Land Development, Inc. for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

	March 31,	March 31,
	2011	2010
Numerator
Net (loss) income attributable to China Housing & Land Development, Inc. – basic	$2,469,083	$(11,111,109)
Effect of dilutive securities
Convertible Debt	828,048	-
Income attributable to China Housing & Land Development, Inc. – diluted	$1,641,035	$(11,111,109)
Denominator
Weighted average shares outstanding – basic	33,886,568	32,580,769
Effect of dilutive securities
Convertible Debt	1,615,709	-
Weighted average shares outstanding – diluted	35,502,277	32,580,769
Earnings per share
Basic earnings per share	$0.07	$(0.34)
Diluted earnings per share	$0.05	$(0.34)

All outstanding warrants have an anti-dilutive effect on the earnings per share and are therefore excluded from the determination of the first quarter of fiscal 2011 diluted earnings per share calculation.

Note 17 – Commitments and Contingencies

The Company leases part of its office and land for self use under various operating lease agreements with expiry dates between the years 2010 and 2041.

The Company is also committed to acquire Shaanxi Bihu Property Development Co., Limited (“Bihu”). The remaining related purchase price to be paid within one year is approximately $9.4 million.

The Company also had various commitments related to land use right acquisition with unpaid balances of approximately $22.0 million. The balances are not due until the vendor removes the existing building on the land and changes the zoning status of the land use right certificate. Based on the current condition, the Company estimates that the balances will be paid in two years.

All future payments required under the various agreements are summarized below.

	Payment due by period
Commitments and Contingencies	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	After 5 years

Operating leases	$3,057,801	$211,113	$141,834	$141,834	$144,934	$144,934	$2,273,152
Acquisition (note 19)	9,422,293	9,422,293	-	-	-	-	-
Land use rights	21,966,592	21,966,592	-	-	-	-	-
Total	$34,446,686	$31,599,998	$141,834	$141,834	$144,934	$144,934	$2,273,152

Note 18 – Related Party Transactions

One of the Company’s executive officers’ spouse owned 37.83% of common stock of Xi’an Xinxing Days Hotel & Suites (“Days Hotel”). During the three months ended March 31, 2011, the Company has incurred $32,428 (2010 - $Nil) fees to Days Hotel and sold 14 apartments amounting to $695,439 to Days Hotel. As at March 31, 2011, the Company has $118.088 (December 31, 2010 - $38,281) payable to Days Hotel.

Note 19 – Subsequent Events

The Company signed an Equity Transfer Agreement on February 28, 2011 with the shareholders of Bihu to acquire all outstanding common shares of Bihu. Bihu is located in Hu County, which is a satellite city located approximately 35 kilometers from Xi’an. The total purchase price is approximately $15.2 million (RMB 100 million). The Company has transferred a $4.54 million (RMB 30 million) into a restricted cash account for the acquisition on March 2, 2011. The remaining balance is to be paid within five business days after all the equity registrations are finalized with PRC government. However, because the sellers have been slow to fulfill their obligations, and the remaining balance has not yet been paid as planned. The registrations have not been finalized as at March 31, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The unaudited interim condensed consolidated financial statements are based on accounting principles that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Annual Report”); except as disclosed below. They do not include certain footnote disclosures and financial information normally included in annual consolidated financial statements prepared in accordance with GAAP and, therefore, should be read in conjunction with the audited consolidated financial statements and notes included in the Company's 2010 Annual Report.

Warrants and derivative liability

As of March 31, 2011, the Company has approximately $0.29 million of warrants liability and $0.97 million of fair value of embedded derivatives on the balance sheet, representing approximately 0.1% and 0.3% of the total liabilities, respectively.

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

Prior to June 10, 2010, the date of Amendment of Convertible Debt, the Company used the CRR Binomial Lattice Model to assess the fair value of warrants and embedded derivatives at each reporting period. After the Amendment, since the investor could exercise the warrants on a cashless basis and receive one common share for every two warrants held, if the investor converts at least 55% of face amount of Convertible Debt held, in addition to the CRR Binomial Lattice Model, the Company also uses an alternative valuation method (the “Alternative Model”) to assess the fair value of the warrants. The Alternative Model is based on the share price of the Company at valuation date and the number of common shares that could result from the two for one cashless exercise. The Company records the warrant liability based on the higher valuation resulted from either CRR Binomial Lattice Model or Alternative Model at the valuation date.

Several investors converted total $9,763,000 face value convertible debt and exercised the related warrants with the 2-to-1 cashless exercise feature added as part of the Amendment. Subsequently, the Company was able to charge $8,073,512 convertible debt carrying and the fair value of the conversion features into shareholders’ equity. The fair value of $1,624,159 of the warrants on the day of exercise was also charged to shareholders’ equity.

After the conversion of the convertible debt and exercise of warrants as described above and 5 days after the effectiveness of the registration statement, the 2-to-1 cashless warrants conversion feature has expired for those investors who has not exercised their warrants. Therefore, the Alternative Model has been terminated.

During the three months ended March 31, 2011, our common stock price experienced fluctuations with the price decreasing from $2.79 on January 3, 2011 to $1.96 on March 31, 2011. The decrease in stock price caused a decrease in fair value for warrants liability and embedded derivatives. As a result, we recognized a change in fair value of warrants of approximately $0.85 million and a change in fair value of embedded derivatives of approximately $1.1 million, which are both non-cash gains.

The following table summarizes the fair value of warrant liability and embedded derivative as of March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010

Fair value of warrants liability	$291,572	$2,766,382
Fair value of embedded derivatives	$974,972	$2,027,726

The following tables summarize all the warrants and conversion option outstanding and the assumptions used for their valuations as of March 31, 2011 and December 31, 2010.

Investor Warrants:	3/31/2011	12/31/2010
Strike price	6.07	6.07
Market price	1.96	2.74
Valuation date	3/31/2011	12/31/2010
Expiry date	2/28/2013	2/28/2013
Volatility	85.00%	100.00%
Risk free rate	0.76%	0.68%
Option value	0.33083	0.97788

# of warrants	161,715	1,401,531

CRR Binomial Lattice Model Value	53,500	1,370,529

Alternative Model
# of shares if warrants converted two for one	N/A	700,765
Alternative value	N/A	1,920,097

Warrants Value	53,500	1,920,097

Investor Warrants: 5-7-2007	3/31/2011	12/31/2010
Strike price	4.50	4.50
Market price	1.96	2.74
Valuation date	3/31/2011	12/31/2010
Expiry date	5/9/2012	5/9/2012
Volatility	65.00%	70.00%
Risk free rate	0.35%	0.40%

Option value	0.09375	0.33322

# of warrants	2,539,416	2,539,416

Value	238,072	846,285

Conversion Option Valuation:	3/31/2011	12/31/2010
Strike price	5.57	5.57
Market price	1.96	2.74
Valuation date	3/31/2011	12/31/2010
Expiry date	1/28/2013	2/28/2011-1/28/2013
Volatility	80.00%	95.00%
Risk free rate	0.72%	0.11%
Option value	0.60343	0.92349-0.01800

Host Value – principal	8,999,500	20,000,000
Host Value – interest	0	0

Shares issuable on conversion	1,615,709	3,590,664

Option value – principal	974,972	2,027,726

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

When real estate costs are determined to be impaired, they are written down to their estimated net realizable value. The Company evaluates the carrying value for impairment based on the undiscounted future cash flows of the assets. Write-downs of real estate costs deemed impaired are recorded as adjustments to the cost basis. There has been no impairment on real estate inventories and no impairment loss has been recorded for the three months ended March 31, 2011 and 2010.

The following summarizes the components of real estate inventories as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Real estate projects completed and held for sale
Junjing I project	$4,041,309	$4,012,179
JunJing II project phase one	2,085,968	3,389,501
Tsining 24G project	43,165	621,238
Gangwan project	60,628	96,245
Tsining Home IN project	57,981	57,527
Real estate completed and held for sale	$6,289,051	$8,176,690

Real estate projects held for development
Puhua project	87,838,964	85,107,643
Tangdu project	4,527,730	4,495,490
Junjing III project	15,148,220	2,569,084
Park Plaza project	2,401,462	2,013,116
JunJing II project phase two	323,852	847,697
Golden Bay project	4,481,285	826,948
Other projects	390,595	415,152
Construction materials	297,617	134,730
Real estate held for development	115,409,725	96,409,860

Total real estate held for development or sale	$121,698,776	$104,586,550

Intangible asset

As of March 31, 2011 and December 31, 2010, intangible asset consists of the following:

	March 31, 2011	December 31, 2010
Development right acquired	$49,316,395	$48,930,082
Land use right acquired	8,208,290	8,143,992
Construction license acquired	1,149,637	1,140,632
	58,674,322	58,214,706
Accumulated amortization	(6,471,192)	(6,368,296)
Intangible assets, net	$52,203,130	$51,846,410

The development right acquired is related to the exclusive rights to develop 487 acres of land in the Baqiao area acquired in 2007. This intangible asset has a finite life. The development right originally was supposed to expire on June 30, 2011. The Company was able to extend the right to June 30, 2016 on November 25, 2010.

According to the agreement with the Baqiao District Government, at the beginning of each year, the Company will prepare the annual work plan and have it approved by the Baqiao District Government. The annual work plan includes detailed description of the projects that will be started during that year and the Baqiao District Government is responsible for granting the land clearance for those projects.

The Company amortized the intangible asset based on the percentage of the profit margin realized over the total expected profit margin to be realized from the 487 acres of land in the Baqiao project. This method is intended to match the pattern of amortization with the income-generating capacity of the intangible asset. Amortization expense for the development right for the three months ended March 31, 2011 and 2010 amounted to $0 because no land use right in Baqiao project was acquired during the first quarter of fiscal 2011.

The land use right was acquired through acquisition of Suodi. The land use right certificate will expire in November of 2048. The Company will amortize this land use right over 39 years.

The Company evaluates its finite life intangible assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Based on estimated future cash flows, the Company records a write-down for impairments, if appropriate. For the three months ended March 31, 2011 and 2010, the Company has recorded $0 of impairment on this intangible asset.

The construction license was acquired through acquisition of Xinxing Construction. The construction license, which is subject to be renewed every 5 years, is not amortized and has an indefinite estimated useful life because management believes the Company will be able to continuously renew the license in the future. The license was subject to renewal on March 10, 2011. The Company has already submitted the application for renewal and management believes the Company can successfully renew the license. In the event that the Company cannot renew the license, management will reassess the recoverability of this intangible asset.

For the three months ended March 31, 2011, the Company has recorded $52,372 of amortization expense on the land use right (2010 - $Nil). The amortization was included in selling, general and administrative expenses.

Deposits on land use rights

	March 31, 2010	December 31, 2010

Deposits on land use rights	68,652,286	74,938,729

The decrease in deposits on land use rights was mainly due to reclassification of the deposits on land use rights of JunJing III project to real estate held for development or sale, as the Company completed a transaction to purchase  the land use rights for the JunJing III project during the first quarter of 2011.

The Company conducts regular reviews of the deposits on land use rights. After review and assessment, the Company concluded that there was no significant decrease in the market price and therefore no impairment write-down was required. According to E-House (China) Real Estate Research Institute the average residential sale price in Xi’an city was stable in the fiscal quarter ended March 31, 2011. The average sale price increased to 7,220 RMB per square meter (approximately US$ 1,097 per square meter) from 6,706 RMB (approximately US$ 1,019 per square meter) in the fourth quarter 2010, representing in increase of about 7.7% quarter-over-quarter.

Material trends and uncertainties that may impact continuing operations

Changes in national and regional economic conditions, as well as in areas where we conduct our operations and where prospective purchasers of our homes live, may result in more caution on the part of homebuyers resulting in fewer home purchases. According to data from the Xi’an Bureau of Statistics, Xi’an city’s real estate transaction volume (in terms of sq. meter signed) increased about 25.8% in the first quarter of 2011 compared to the same period of 2010. All of our projects are currently in Xi’an city. During the first quarter of 2011, our sales of properties decreased approximately 39.3% over same period of 2010, which was mainly due to the fact that JunJing II project was substantially sold and new projects such as JunJing III and Park Plaza have not met all the revenue recognition criteria.

Virtually all purchasers of our homes finance their acquisitions through lenders providing mortgage financing. A substantial increase in mortgage interest rates or unavailability of mortgage financing would adversely affect the ability of prospective homebuyers to obtain the financing they need in order to purchase our homes, as well as the ability of prospective move-up homebuyers to sell their current homes. For example, if mortgage financing became less available, demand for our homes could decline. A reduction in demand could also have an adverse effect on the pricing of our homes because we (and our competitors) may reduce prices in an effort to compete for home buyers. A reduction in pricing could result in a decline in revenues and margins. Additional government policies were implemented by the local government in February 2011 to curb speculation in the real estate market. These new policies included capping year-over-year housing unit ASP increases to 15%, restricting third-time home purchases for local residents and second-time home purchases for non-local residents. These new policies could result in buying hesitation among potential new customers, which could impact our revenues.

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

As of March 31, 2011, we had $81,642,228 of cash and cash equivalents compared to $46,904,161 as of December 31, 2010, an increase of $34,738,067.

The Company believes that the combination of present capital resources, internally generated funds, and unused financing sources are more than adequate to meet cash requirements for the year 2011. We intend to meet our liquidity requirements, including capital expenditures related to the purchase of land for the development of future projects, through cash provided by operations and additional funds raised by future financings. Upon acquiring land for future development, we intend to raise funds to develop our projects by obtaining mortgage financing mainly from local banking institutions with which we have done business in the past. We believe that our relationships with these banks are in good standing and that our real estate will secure the loans needed. We believe that adequate cash will be available to fund our operations.

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

We commenced our operations in Xi’an in 1999 and have been considered as one of the industry leaders and one of the largest private residential developers in the region. We have experienced significant growth in the past 12 years and have completed over 1.3 million square meters of residential projects. Through the utilization of modern design and technology, as well as a strict cost control system, we are able to offer our customers high quality, cost-effective products. Most of our projects are designed by world-class architecture firms from the United States, Canada and Europe who have introduced advanced “eco” and “green” technologies into our projects.

As we are focusing primarily on the demand from first time home buyers and first time up-graders in Western China, the majority of our apartments have sizes in the range of 70 square meters to 120 square meters; with such sizes considered to be a stable market section of the residential real estate market in Western China. Our typical residential project is approximately 100,000 square meters in size and consists of multiple high-rise, middle-rise and low-rise buildings as well as a community center, commercial units, educational facilities such as kindergartens and other auxiliary facilities. In addition, we provide property management services to our developments and have exclusive membership systems for our customers. We typically generate a large portion of our sales through the recommendations of our existing customers.

We acquire our land reserves and development sites through primary land development with the local government, open-market auctions and acquisition of old factories from the government and distressed assets from commercial banks. We do not depend on a single land acquisition method and this facilitates our acquisition of the land at a reasonable cost, which in turn results in our typically receiving higher returns on our investments from our developments. We intend to continue our expansion into other strategically selected cities in Western China by leveraging our brand name and scalable business model.

Our Strategies

We are primarily focused on the development, construction, and sale and management of residential real estate properties to capitalize on the rising demand for real estate from China’s emerging middle class. We strive to become the market leader in Western China and plan to implement the following specific strategies to achieve our goal:

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

Attractive market opportunity
The real estate market in western China has grown slower than that of eastern China. We believe the region is well positioned to grow at a faster rate for the next few years due to social, economic, regulatory and government stimulus-related factors. Our real estate sales have recovered from the 2008 economic downturn with growth from US$24,306,062 in 2008 to US$78,511,269 in 2009 to US$131,472,461 in 2010. Our business model has proven to be efficient and we plan to expand into other Tier II and Tier III cities in western China. Our growth strategy is focused on western China, and we believe we will significantly benefit from the Chinese government’s “Go West” policy, which encourages economic development and population movement to western China.

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

Our Property Projects

We provide three fundamental types of real estate development products:

•	High-rise apartment buildings, typically 19 to 33 stories, usually constructed of steel-reinforced concrete, that are completed within approximately 24 months of securing all required permits.

•	Mid-rise apartment buildings, typically 7 to 18 stories, usually constructed of steel-reinforced concrete, that are completed within 12 to 18 months of securing all required permits.

•	Low-rise apartment buildings and villas, typically 2 to 6 stories, often constructed of steel-reinforced concrete, that are completed within approximately 12 months of securing all required permits.

Our projects can be classified into one of four stages of development:

•
Projects in planning, which include projects for which  we have purchased the development and or land use rights for parcels of land as part of our project development pipeline. The completion of projects on these sites is subject to adequate financing, approval of permits, receipt of licenses and certain market conditions;

•
Projects in process, which include developments where we have typically secured the development and land use rights, and where the site planning, architecture, engineering and infrastructure work is in progress;

•	Projects under construction, where the building construction has started but has not yet been completed; and

•	Completed projects with units available for sale, where the construction has been finished and most of the units in the buildings have been sold or leased.

Projects under construction

Project Name	Type of Projects	Actual or Estimated Construction Period	Actual or Estimated Pre-sale Commencement Date	Total Site Area (m2)	Total Gross Floor Area (m2)	Sold GFA by March 31, 2011 (m2)
JunJing II phase two	Multi-Family residential & Commercial	Q2/ 2009 - Q2/2011	Q3/2009	29,800	121,953	121,366

Puhua Phase One	Multi-Family residential & Commercial	Q2/2009 - Q3/2011	Q4/2009	47,600	139,103	93,198

Puhua Phase Two	Multi-Family residential & Commercial	Q2/2010 - Q3/2012	Q2/2010	47,300	262,519	49,126

Project name	Total Number of Units	Number of Units sold by March 31, 2011	Estimated Revenue ($million)	Contracted Revenue by March 31, 2011 ($million)	Recognized Revenue by March 31, 2011 ($million)
JunJing II phase two	1,015	1,012	97.6	97.0	92.2

Puhua Phase One	840	684	124.1	76.2	47.5

Puhua Phase Two	1,284	412	252.1	39.8	15.8

JunJing II: JunJing II is located at 38 East Hujiamiao, Xi’an, with total GFA of about 248,568 square meters. It is the first Canadian style residential community with “green and energy-saving” characteristics.” The project is divided into 2 phases, namely JunJing II Phase One and JunJing II Phase Two.

We started the construction of JunJing II Phase One in the third quarter of 2007 and started the presale campaign in the second quarter of 2007. Phase One was completed in the fourth quarter of fiscal 2009.

The construction of Phase Two commenced in the second quarter of 2009 and pre-sales started within the same quarter. As of March 31, 2011, the contract revenue for Phase Two is $ 97.0 million, of which we have recognized $92.2 million in revenues. Phase Two is expected to be completed in the second quarter of fiscal 2011. Revenues will continue to be recognized as the construction progresses and the remaining units are sold.

Puhua: The Puhua project, the Company’s 79 acre joint venture located in the Baqiao New Development Zone, has a total land area of 192,582 square meters and an expected GFA of approximately 640,000 square meters.

The construction of the Puhua project began in June 2009. The whole project, which consists of four phases, is expected to be completed in the third quarter of 2014, with estimated revenues of $700 million. The Company began accepting pre-sale contracts for units in the Puhua Phase One project on October 24, 2009. As of March 31, 2011, the contract revenue for Puhua project is $116.0 million.

Projects under planning and in process

Project Name	Type of Projects	Estimated Construction Period	Estimated Pre-sale Commencement	Total Site Area (m2)	Total GFA (m2)	Total Number of Units
Baqiao New Development Zone	Land	2009-	N/A	N/A	N/A	N/A
	Development	2020
JunJing III	Multi-Family residential & Commercial	Q4/2010	Q2/2011	8,094	49,636	570
		- Q1/2012
Park Plaza	Multi-Family residential & Commercial	Q2/2011	Q3/2011	44,250	141,822	2,000
		- Q4/2014
Golden Bay	Multi-Family residential & Commercial	Q2/2011	Q3/2011	146,099	252,540	N/A
		- Q4/2014
Textile City	Multi-Family residential & Commercial	Q3/2012	Q3/2012	433,014	630,000	N/A
		- O3/2018

Baqiao New Development Zone: On March 9, 2007, we entered into a Shares Transfer Agreement with the shareholders of Xi’an New Land Development Co., Ltd. (“NewLand”), under which the Company acquired 32,000,000 shares of NewLand, constituting 100% equity ownership of NewLand. This acquisition gave the Company the exclusive right to develop and sell 487 acres of land in a newly designated satellite city of Xi’an.

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

In December 2010, we signed a preliminary contract with the local government with the intention to acquire a 107 acre tract of land for development of a new real estate housing project. The new project is expected to begin in the third quarter of 2011, with an estimated total GFA of 630,000 square meters.

After selling 18.4 acres, placing 79 acres in the joint venture, setting aside approximately 42 acres for the Golden Bay Project, about 348 acres remains available for the Company to develop in the Baqiao project.

JunJing III: JunJing III is located near our JunJing II project and the city expressway. It has an expected total GFA of about 49,636 square meters. The project will consist of 3 high rise buildings, each 28 to 30 stories high. The project is targeting middle to high income customers who require a high quality living environment and convenient transportation to the city center. We started construction during the fourth quarter of 2010 and expect to begin recognizing revenue during the second quarter of 2011. The total estimated revenue from this project is about $46 million.

Park Plaza: In July 2009, the Company entered into a Letter of Intent to acquire 44,250 square meters of land in the center of Xi’an for the Park Plaza project. The Company intends to develop a large mid to upper income residential and commercial development project on this site, with an estimated GFA of 141,822 square meters. The four-year construction of Park Plaza was expected to begin in the second quarter 2011. We anticipated accepting pre-sale purchase agreements in the third quarter of 2011, and revenues from pre-sale agreements will begin to be recognized when all revenue recognition criteria have been met. The total revenue from Park Plaza is estimated to be $154 million.

Golden Bay: The Golden Bay project is located within the Baqiao project, with a total GFA of 252,540 square meters. The Golden Bay project will consist of residential buildings as well as a commercial area. Construction was anticipated to begin in the second quarter of 2011, and we expect to begin accepting presale purchase agreements in the third quarter of 2011.

Textile City: The Textile City project is located within the Baqiao New Development Zone. The project consists of residential buildings and a commercial area. Construction is expected to start in the third quarter of 2012, and the entire project will take 5 years.

Completed Projects with units available for sale

Project name	Type of Projects	Completion Date	Total Site Area (m2)	Total GFA (m2)	Total Number of Units	Number of Units sold by March 31, 2011
JunJing II Phase One	Multi-Family residential & Commercial	Q4/2009	39,524	134,070	1,191	1,186
JunJing I	Multi-Family residential & Commercial	Q3/2006	55,588	167,931	1,671	1,655

JunJing II Phase One: We started the construction of JunJing II phase one in the third quarter of 2007 and started the pre-sale campaign in the second quarter of 2007. The project was completed in December 2009 and generated total revenue of $90.3 million.

Tsining JunJing Garden I: 369 North Jinhua Road, Xi’an. It is the first German style residential & commercial community in Xi’an, designed by the world-famous WSP architectural design house. Its target Customers were local middle income families. The project has 15 residential apartment buildings consisting of 1,671 one to five bedroom apartments. The project features secured parking, cable TV, hot water, heating systems, and access to natural gas. Total GFA available was 167,931 square meters. JunJing Garden I was also a commercial venture that houses small businesses serving the needs of JunJing Garden I residents and surrounding residential communities. The project was completed in September 2006.

CONSOLIDATED OPERATING RESULTS

Three Months Ended March 31, 2011 Compared With Three Months Ended March 31, 2010

Revenues

Our revenues are mainly derived from the sale of residential and commercial units and buildings, infrastructure work we perform for the local government and land development projects in the Baqiao area.

In the first quarter of 2011, most of our revenues came from Puhua Phase I and Phase II and Tsining Jun Jing II Phase Two.

Effective January 1, 2008, the Company adopted the percentage of completion method of accounting for revenue recognition for all building construction projects in progress, including the Tsining JunJing II and PuHua Projects. Before that time, the full accrual method was used for all of our residential, commercial and infrastructure projects. Infrastructure projects continue to be accounted for using the full accrual method of accounting.

	Three months	Three months
	ended	ended
Revenues by project:	March 31, 2011	March 31, 2010
US dollars
Project Under Construction
Tsining JunJing II Phase Two	$4,174,516	$15,161,722
Puhua Phase One	5,219,729	11,454,564
Puhua Phase Two	8,428,480	-

Projects Completed
Tsining JunJing II Phase One	1,080,635	4,095,525
Tsining JunJing I	-	1,296,725
Tsining-24G	695,439	15,684
Tsining Gang Wan	58,018	-
Tsining In Home	-	366,841
Revenues from the sale of properties	$19,656,817	$32,391,061

The following table summarizes details of our most significant projects:

	3 Months Ended	3 Months Ended
Revenues by project:	31-Mar-11	31-Mar-10
US$
Project Under Construction
Puhua Phase One contract sales	$5,150,567	$17,880,123
Revenue	5,219,729	11,454,564
Total gross floor area (GFA) available for sale	139,103	640,000
GFA sold during the period	3,665	25,741
Remaining GFA available for sale	27,219	590,130
Percentage of completion	59.21%	31.1%
Percentage GFA sold during the period	2.6%	4.0%
Percentage GFA sold to date	80.4%	7.8%
Average sales price per GFA	$1,405	$695

Puhua Phase Two contract sales	18,767,261	-
Revenue	$8,428,480	$-
Total gross floor area (GFA) available for sale	262,519	-
GFA sold during the period	21,984	-
Remaining GFA available for sale	213,393	-
Percentage of completion	33.87%	-
Percentage GFA sold during the period	8.4%	-
Percentage GFA sold to date	18.7%	-
Average sales price per GFA	$854	$-

Tsining JunJing II Phase Two contract sales	$680,484	$20,003.787
Revenue	4,174,516	15,161,722
Total gross floor area (GFA) available for sale	121,953	122,136
GFA sold during the period	697	26,415
Remaining GFA available for sale	391	30,808
Percentage of completion	99.2%	66.2%
Percentage GFA sold during the period	0.6%	23.5%
Percentage GFA sold to date	99.7%	72.6%
Average sales price per GFA	$976	$757

Revenues from projects under construction

Tsining JunJing II Phase Two

Tsining JunJing II Phase Two consists of 12 middle-rise and high-rise buildings with total expected revenues of approximately $97.6 million. During the first quarter of 2011, we were able to secure $ 0.7 million in contract sales for 7 units, and we recognized approximately $4.2 million.

Puhua Phase One

Puhua Phase One consists of 7 garden houses, 2 mid-rise and 4 high-rise buildings with total expected revenues of approximately $124.1 million. During the first quarter of 2011, we were able to secure $ 5.2 million in contract sales of which we recognized approximately $5.2 million.

Puhua Phase Two

Puhua Phase One consists of 7 mid-rise and high-rise buildings with total expected revenues of approximately $252.1 million. During the first quarter of 2011, we were able to secure $18.8 million in contract sales of which we recognized approximately $8.4 million.

Please note that the method of percentage of completion was utilized to recognize revenue from January 1, 2008. Only revenue recognition of Tsining JunJing II and PuHua Phase One and Phase Two is under this method. The percentages of completion of the construction for each building as of March 31, 2011 are shown below:

Tsining JunJing II Phase two Buildings	Percentage of Completion
10#	100%
11#	100%
12#	100%
13#	100%
16#	100%
17#	100%
18#	100%
19#	100%
22#	100%
23#	100%
24#	100%
25#	96.24%

Puhua Phase one	Percentage of Completion
1#	75.34%
2#	90.19%
3#	37.35%
4#	81.55%
5#	41.49%
6#	74.52%
7#	39.35%
8#	69.48%
9#	68.11%
10#	65.38%
11#	37.39%
12#	58.30%
13#	59.56%

Puhua Phase Two	Percentage of Completion
14#	34.29%
15#	31.97%
16#	45.81%
17#	55.00%
18#	30.27%
19#	33.88%
20#	36.70%
21#	32.58%
22#	27.58%
23#	36.53%
24#	26.49%

The above are all the buildings under sale in JunJing II Phase Two and Puhua Phase One and Phase Two.

Revenues from projects completed

The revenue from completed projects totaled $1,834,092 in the three months ended March 31, 2011 compared to $5,774,775 during same period of 2010. The decrease was mainly due to the fact that most completed projects are sold and not many units were left for sale.

Other income

Other income includes property management fees, construction income, rental income, revenues from the disposal of fixed assets and construction fees for third party customers. We recognized $2,900,879 in other income for the three months ended March 31, 2011 compared with $1,181,853 in the same period of 2010. The 145.5% increase is mainly attributed to income from Xinxing Construction. The following table summarizes the breakdown of the other income and their changes during the three months ended March 31, 2011 and 2010:

	For the three months ended
	March 31,	March 31,
	2011	2010
Interest income	$38,826	$116,546
Rental income, net	587,276	310,910
Income from property management services	831,201	754,407
Miscellaneous construction contracts	1,435,424	-
Gain on disposal of fixed assets and inventory	8,152	-
Total	$2,900,879	$1,181,853

Cost of sale properties

The cost of sales of properties in the three months ended March 31, 2011 decreased 44.9% to $14,638,574 compared with $26,561,887 in the same period of 2010. The decrease was primarily due to the reduced sales volume during the first quarter of 2011.

Gross profit and profit margin

Gross profit for the three months ended March 31, 2011 was $5,722,553, representing a decrease of 11.6% from $6,474,254 in the same period of 2010. The gross profit margin for the three months ended March 31, 2011 was 25.4% compared with 19.3% in the same period of 2010. The change was due to decreased sales during the first quarter of 2011 compared with the same period in 2010, which resulted in reduced gross profit. However, improved market conditions resulted in an increase in average selling price for all of our projects, which led to an improved gross profit margin. The margin was lower during the first quarter of 2010, because the Company sold many parking lots of Jun Jing I and II projects which only had 3% to 5% margins, thereby significantly reducing the overall gross margin of the first quarter of 2010. The gross margin in the current period is consistent with the expected margin.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2011 increased 35.3% to $3,432,716 from $2,537,884 in the same period of 2010. The increase in SG&A is primarily due to the increased expenses associated with new projects to be constructed in the near future, and increased audit expense associated with SOX compliance. Employee salary increases also contributed to the increased administrative expenses. SG&A accounted for 15.2% of total revenue in the first quarter of 2011 compared to 7.6% for the same period in 2010.

Other expenses

Other expenses consist mainly of late delivery settlements and maintenance costs. Other expenses in the three months ended March 31, 2011 decreased 66.1% to $41,577 compared with $122,651 in the same period of 2010.

Operating profit and operating profit margin

Operating profit is defined as gross profit minus operating expenses but before change in fair value of derivatives and income taxes. Operating profit in the three months ended March 31, 2011 was $1,314,121 compared with $2,977,512 operating profit in the same period of 2010. The change was primarily due to decreased revenues from our existing project. The operating profit margin was 5.8% for the first quarter of 2011 compared with 8.9% for the same period of 2010 which was primarily due to the increased SG&A during the first quarter of 2011.

Interest expense

Interest expense in the three months ended March 31, 2011 increased 17.8% to $597,148 from $507,025 in the same period of 2010. This is primarily due to the increase of employee loan interest. The Company expects to pay off the entire employee loan in the second quarter of 2011.

Change in fair value of embedded derivative

The embedded derivative is related to the Company’s $20 million Convertible Debt offering completed in January 2008. The change in the fair value of embedded derivatives is a periodic adjustment to the estimated cost to the Company, which was provided by the Cox-Ross-Rubinstein Binomial Lattice valuation model.

The CRR model depends on the following assumptions: the Company’s common stock price underlying the warrants; strike price; conversion price; expected life; expected volatility; risk free interest rate; and dividend rate. During the first quarter of 2011, our common stock price experienced large fluctuations with the price decreasing from $2.74 on December 31, 2010 to $1.96 on March 31, 2011. The decrease in stock price and expected volatility caused a decrease in fair value of the warrants and the change of fair value was booked as a reverse of non-cash expense.

The company recorded $(1,052,754) in the change in fair value of embedded derivatives in the three months ended March 31, 2011 compared with $(566,206) in the same period of 2010.

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

The change in fair value of warrants was $(850,651) in the three months ended March 31, 2011, compared to $(554,601) during the same period of 2010, which consisted of the periodic adjustment to the estimated cost to the company to provide the common shares, assuming that all of the warrants will be exercised sometime in the future. The basis for estimating the cost to provide the common shares was provided by the valuation model. The CRR model depends on the following assumptions: the Company’s common stock price underlying the warrants; strike price; expected life; expected volatility; risk free interest rate; and dividend rate. During the first quarter of 2010, our common stock price experienced large fluctuations with the price decreasing from $2.74 on December 31, 2010 to $1.96 on March 31, 2011. The decrease in stock price and expected volatility caused a decrease in fair value for warrants and the change of fair value was booked as a reverse of non-cash expense.

Recovery of  deferred income taxes

We recorded the recovery of deferred income taxes of $38,046 during the first quarter of 2011, and we had $29,146 during the first quarter of 2010.  This is because the intangible allocated as cost of Puhua is now being expensed as cost of sales and future tax is recovered.

Net income

Net income for the three months ended March 31, 2011 decreased 20.8% to $2,469,083 compared to $3,117,934 in the same period of 2010. The decrease in net income was mainly due to reduced total revenue, and increased SG&A expense; however, the decrease was partly offset by increased gross margin.

The periodic revaluation of derivatives and warrants also contributed approximately $1.9 million during the quarter mainly due to the decrease of our common stock price.

Charge to noncontrolling interest

On November 5, 2008, the Company and Prax Capital (“Prax”) entered into a joint venture agreement to develop 79 acres within China Housing’s Baqiao project located in Xi’an. Prax invested $29.3 million for a 25% interest in Puhua through obtaining 1,000 Class A shares of Success Hill (“Class A Shares”) with various distribution rights. Prax’s initial investments were recorded as non-controlling interests in the consolidated financial statements. During the first quarter of 2010, the Company proposed to redeem Prax’s 1000 Class A shares in Success Hill in order to fix the maximum return on Prax’s initial investment. Both parties then entered into an Amended and Restated Shareholders’ Agreement on May 10, 2010, under the terms of which, effectively January 1, 2010, the Company will redeem all Prax’s Class A Shares within three years for consideration of the USD equivalent of $84.39 million (RMB 576 million).

As Prax’s interest in the consolidated subsidiaries meets the definition of a mandatorily redeemable financial instrument, it is reported within liabilities as mandatorily redeemable non-controlling interests in subsidiaries on the Company’s consolidated balance sheet and initially measured at the fair value of cash that would be due and payable to Prax under the Amended and Restated Shareholder agreement.

As of January 1, 2010, the Company recorded a liability of $42,600,511 reflecting the fair value of the redemption amount of Prax’s interest under the Amended and Restated Shareholder Agreement and eliminated the original non-controlling interest in the equity on the consolidated balance sheet. The difference of $14,229,043 between the carrying value of the original non-controlling interest and the fair value of redemption amount has been reflected as a charge to non-controlling interest.

The Company had no such cost during the first quarter of 2011.

Basic and diluted earnings per share

Basic earnings per share was $0.07 in the three months ended March 31, 2011, compared to $(0.34) in the same period of 2010. Diluted earnings per share was $0.05 in the three months ended March 31, 2011, compared to $(0.34) in the same period of 2010. By the end of March 31, 2011, the weighted average number of shares used for earnings per share calculation increased by approximately 1.4 million compared with the same period in 2010, mainly due to the stock conversion associated with convertible debt. Earnings available to distribute was about $2.5 million in first quarter of 2011, while there was a loss of $11.1 million in the first quarter of 2010 due to recording a one-time loss of $14,229,043 in connection with the Prax restructuring.

Common shares used to calculate basic and diluted EPS

The weighted average shares outstanding used to calculate basic earnings per share was 33,886,568 shares in the three months ended March 31, 2011 and 32,580,769 shares in the same period of 2010. The weighted average shares outstanding used to calculate the diluted earnings per share was 35,502,277 shares in the three months ended March 31, 2011 and 32,580,769 shares in the same period of 2010.

Foreign exchange

The company operates in China and the functional currency is Chinese Ren min bi (RMB) but the reporting currency is U.S. dollars.. The fluctuation of exchange rates during the three months ended March 31, 2011 and the same period of 2010, when translating the operating results and financial positions at different exchange rates, created the accrued gain (loss) on foreign exchange. The gain on foreign exchange in the three months ended March 31, 2011 was $1,362,871, compared with a loss of $27,684 in the same period of 2010.

Cash flow discussion

There was net cash inflow of $34,056,667 during the three months ended March 31, 2011 compared with $29,467,322 net cash outflow during the same period of 2010.

The operating activity cash inflow was $12,294,337 in the three months ended March 31, 2011 compared with a cash inflow of $163,751 during the same period of 2010. The change was due primarily to the sales of the property.

A cash outflow of $5,232,654 for investing activities was recorded for the three months ended March 31, 2011, compared with a cash outflow of $699,056 for the same period of 2010. The change was primarily due to changes in restricted cash.

There was a cash inflow of $26,994,984 for financing activities in the three months ended March 31, 2011 compared with $30,002,627 of cash inflow in the same period of 2010. The change was primarily due to additional bank loan draws.

Debt leverage

Total debt consists of Payables for acquisition of businesses, Loans from employees, Loans payable, Convertible Debt and mandatorily redeemable non-controlling interests in Subsidiaries.

Total debt outstanding as of March 31, 2011 was $167.4 million compared with $143.9 million on December 31, 2010. Net debt outstanding (total debt less cash and restricted cash) as of March 31, 2011 was $46.1 million compared with $62.3 million on December 31, 2010. The company’s net debt as a percentage of total capital (net debt plus shareholders’ equity) was 28.6% on March 31, 2011 and 38.0% on December 31, 2010, which decreased due to the improved cash position.

Liquidity and capital resources

Our principal liquidity demands are based on the development of new properties, property acquisitions, and general corporate purposes. As of March 31, 2011, we had $81,642,228 of cash and cash equivalents, compared to $46,904,161 as of December 31, 2010, an increase of $34,738,067. Along with progress in projects, we can use the internal generated cash flow to fund our daily operation.

The Company leases part of its office and land for self use under various operating lease agreements with expiry dates between the years 2010 and 2041.

The Company is also committed to acquire Shaanxi Bihu Property Development Co., Limited (“Bihu”). The remaining related purchase price to be paid within one year is approximately $9.4 million.

The Company also had various commitments related to land use right acquisition with unpaid balances of approximately $22.0 million. The balances are not due until the vendor removes the existing building on the land and changes the zoning status of the land use right certificate. Based on the current condition, the Company estimates that the balances will be paid in two years.

All future payments required under the various agreements are summarized below.

	Payment due by period
Commitments and Contingencies	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	After 5 years

Operating leases	$3,057,801	$211,113	$141,834	$141,834	$144,934	$144,934	$2,273,152
Acquisition	9,422,293	9,422,293	-	-	-	-	-
Land use rights	21,966,592	21,966,592	-	-	-	-	-
Total	$34,446,686	$31,599,998	$141,834	$141,834	$144,934	$144,934	$2,273,152

Financial obligations

As of March 31, 2011 we had total bank loans of $112,862,458 with a weighted average interest rate of 6.5%. Mortgage debt (total bank loans) is secured by the assets of the company.

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

Bank loans as of March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010

Xi' an Rural Credit Union Zao Yuan Rd. Branch
Due July 2, 2011, annual interest is at 8.496%, secured by the Company’s Jun Jing Yuan I, Han Yuan and Xin Xing Tower projects	2,748,805	2,727,273

Xinhua Trust Investments Ltd.
Due February 10, 2012, annual interest is at 10%, secured by the 24G project	22,906,709	22,727,273

Commercial Bank Weilai Branch
Annual interest is at 7.29 percent, secured by the Company's JunJing I and XinXing Tower projects and guaranteed by Tsining. $1,221,690 is payable on June 20, 2011 and $1,832,537 is payable on August 29, 2011	3,054,227	4,090,909

Bank of Beijing, Xi’an Branch
Due December 10, 2012, annual interest is at theprime rate of People’s Bank of China (5.85%) secured by the PuHua project with a minimum repayment of $7.6 millionrequired by December 31, 2011.	22,906,709	22,727,273

Xi’an Duqu Trust Bank
Due June 11, 2011, annual interest is at 9.18%, secured by the Company’s Junjing I properties	687,201	681,817

JP Morgan International Bank Limited Brussels Branch
Due December 14, 2011, annual interest is at 1.2%, secured by a $34,207,352 restricted cash	30,016,529	30,016,529

Tianjin Cube Equity Investment Fund Partnership
Due December 10, 2012, annual interest is 9.6%, secured by JunJing Yuan II Commercial Units	30,542,278	-

Total	$112,862,458	$82,971,074

All loans are used to finance construction projects. All interest paid was capitalized and allocated to various real estate construction projects.

The loans payable balances were secured by certain of the Company’s real estate held for development or sale with a carrying value of $92,399,616 at March 31, 2011 (December 31, 2010 - $89,538,930) and certain buildings and income producing properties and improvements with a carrying value of $4,453,124 at March 31, 2011 (December 31, 2010 - $4,458,389). The weighted average interest rate on loans payable as of December 31, 2011 was 6.5% (December 31, 2010 – 5.5%).

The loans payable were also secured by certain real estate units sold to customers. The Company obtained consent from these customers that the Company does not have to remove the mortgage on such apartments or to register the transfer of the ownership of such apartments by the Company to the customers for the time being.

Liquidity expectation

The Company believes that the combination of present capital resources, internally generated funds, and unused financing sources are more than adequate to meet cash requirements for the year 2011.

We intend to meet our liquidity requirements, including capital expenditures related to the purchase of land for the development of our future projects, through cash flow provided by operations and additional funds raised by future financings. Upon acquiring land for future developments, we intend to raise funds to develop our projects by obtaining mortgage financing primarily from local banking institutions with which we have done business in the past. We believe that our relationships with these banks are in good standing and that our real estate will secure the loans needed. We believe that adequate cash flow will be available to fund our operations.

The majority of the Company’s revenues and expenses were denominated primarily in renminbi (RMB), the currency of the People’s Republic of China. There is no assurance that exchange rates between the RMB and the U.S. dollar will remain stable. The Company does not engage in currency hedging. Inflation has not had a material impact on the Company’s business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to the following market risks, including but not limited to:

General Real Estate Risk

There is a risk that the Company’s property values could go down due to general economic conditions, a weak market for real estate generally, or changing supply and demand. The Company’s property held for sale value, approximately $121.7 million at the end of March 31, 2011, may change due to market fluctuations. Currently, it is valued at our cost which is significantly below the market value.

Risk Relating to Property Sales

The Company may not be able to sell a property at a particular time for its full value, particularly in a poor market.

Foreign Currency Exchange Rate Risk

The Company conducts all of its business in the People’s Republic of China. All revenue and profit are denominated in RMB. When the RMB depreciates, it may adversely affect the Company’s financial performance.

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

(b)     Changes in Internal Control over Financial Reporting.

During the quarter ended March 31, 2011, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

We have no material changes to the risk factors previously disclosed in our Form 10-K, as amended, for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Exhibit
Number	Description of Exhibit

10.1	Equity Pledge Agreement, dated January 31, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 4, 2011).

10.2	Guarantee Agreement, dated January 31, 2011 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 4, 2011).

10.3	Share Charge Deed, dated January 31, 2011 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 4, 2011).

10.4	Financial Consultant Agreement, dated January 31, 2011 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on February 4, 2011).

10.5	Entrustment Loan Agreement, dated January 31, 2011 (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on February 4, 2011).

10.6	Entrustment Loan Agreement, dated January 31, 2011 (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on February 4, 2011).

10.7	Entrustment Loan Agreement, dated January 31, 2011 (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on February 4, 2011).

10.8	Entrustment Loan Agreement, dated January 31, 2011 (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed on February 4, 2011).

10.9	Project Financing Agreement, dated January 31, 2011 (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed on February 4, 2011).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Housing & Land Development, Inc.

May 16, 2011	By:	/s/ Xiaohong Feng
Xiaohong Feng
Chief Executive Officer
(Principal Executive Officer)

May 16, 2011	By:	/s/ Cangsang Huang
Cangsang Huang
Chief Financial Officer
(Principal Financial and Accounting Officer)