Form 10-Q
period 2011-06-30
China Housing & Land Development, Inc.
filed 2011-08-15
CIK 1303330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares of Common Stock outstanding on August 8, 2011 was 35,078,639 shares.

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

“GFA” means gross floor area.

CHINA HOUSING & LAND DEVELOPMENT, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Interim Condensed Consolidated Balance Sheets
As of June 30, 2011 (Unaudited) and December 31, 2010

	June 30,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$72,693,792	$46,904,161
Cash - restricted	40,163,129	34,756,450
Accounts receivable, net of allowance for doubtful accounts of $272,121 and $266,493, respectively	11,645,849	9,297,505
Other receivables, prepaid expenses and other assets, net	4,819,554	7,653,925
Real estate held for development or sale	136,496,753	104,586,550
Property and equipment, net	30,109,786	29,735,836
Advance to suppliers	1,771,850	1,223,366
Deposits on land use rights	64,292,684	74,938,729
Intangible assets, net	52,834,718	51,846,410
Goodwill	1,845,064	1,806,905
Deferred financing costs	327,384	401,703
Total assets	$417,000,563	$363,151,540

LIABILITIES
Accounts payable	$25,957,225	$22,542,083
Advances from customers	69,551,520	52,229,189
Accrued expenses	3,025,094	2,507,638
Payables for acquisition of businesses	92,572	2,363,385
Income and other taxes payable	12,163,584	15,429,752
Other payables	6,536,097	5,663,222
Loans from employees	12,052,294	8,787,879
Loans payable	104,898,559	82,971,074
Deferred tax liability	14,577,897	14,344,712
Warrants liability	27,949	2,766,382
Fair value of embedded derivatives	565,494	2,027,726
Convertible debt	8,722,132	16,251,840
Mandatorily redeemable noncontrolling interests in Subsidiaries	41,255,994	33,535,969
Total liabilities	299,426,411	261,420,851

SHAREHOLDERS' EQUITY
Common stock: $.001 par value, authorized 100,000,000 shares
issued and outstanding 35,078,639 and 32,685,331, respectively	35,079	32,685
Additional paid in capital	48,768,781	38,996,078
Common stock subscribed	-	59,606
Statutory reserves	6,654,715	6,654,715
Retained earnings	44,572,890	41,528,907
Accumulated other comprehensive income	17,542,687	14,458,698
Total shareholders’ equity	117,574,152	101,730,689

Total liabilities and shareholders' equity	$417,000,563	$363,151,540

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Interim Condensed Consolidated Statements of Income (Loss)
For The Three and Six Months Ended June 30, 2011 (Unaudited) and 2010

	3 Months	3 Months	6 Months	6 Months
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
REVENUES
Real estate sales	$15,573,256	$35,220,386	$35,230,073	$67,611,447
Other income	4,678,936	1,373,409	7,579,815	2,555,262
Total revenues	20,252,192	36,593,795	42,809,888	70,166,709

COST OF SALES
Cost of real estate sales	13,150,640	25,691,338	27,789,214	52,253,225
Cost of other revenue	1,987,855	576,854	4,184,424	1,113,627
Total cost of revenues	15,138,495	26,268,192	31,973,638	53,366,852

Gross margin	5,113,697	10,325,603	10,836,250	16,799,857

OPERATING EXPENSES
Selling, general, and administrative expenses	3,321,725	3,758,565	6,754,441	6,296,449
Stock based compensation	17,820	-	17,820
Other expenses	348,901	65,381	390,478	188,032
Interest expense	365,460	447,475	962,608	954,500
Accretion expense on convertible debt	206,813	345,926	543,804	675,108
Total operating expenses	4,260,719	4,617,347	8,669,151	8,114,089

NET INCOME FROM BUSINESS OPERATIONS	852,978	5,708,256	2,167,099	8,685,768

CHANGES IN FAIR VALUE OF DERIVATIVES
Loss on extinguishment of debt	-	2,180,492	-	2,180,492
Change in fair value of embedded derivatives	(409,478)	(1,307,129)	(1,462,232)	(1,873,335)
Change in fair value of warrants	(263,623)	(2,242,663)	(1,114,274)	(2,797,264)
Total changes in fair value of derivatives	(673,101)	(1,369,300)	(2,576,506)	(2,490,107)

Income before provision for income taxes and noncontrolling interest	1,526,079	7,077,556	4,743,605	11,175,875

Provision for income taxes	985,101	1,531,461	1,771,590	2,540,992
Recovery of deferred income taxes	(33,922)	(21,851)	(71,968)	(50,997)
Net income for the period	574,900	5,567,946	3,043,983	8,685,880

Charge to noncontrolling interest	-	-	-	(14,229,043)

NET INCOME (LOSS) ATTRIBUTABLE TO CHINA HOUSING & LAND DEVELOPMENT, INC.	$574,900	$5,567,946	$3,043,983	$(5,543,163)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	35,078,639	33,065,386	34,485,897	32,824,416

Diluted	36,694,348	35,302,785	36,101,606	34,752,732

NET INCOME (LOSS) PER SHARE
Basic	$0.02	$0.17	$0.09	$(0.17)

Diluted	$0.01	$0.13	$0.05	$(0.20)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

 Interim Condensed Consolidated Statements of Comprehensive Income (Loss)
For The Three and Six Months Ended June 30, 2011 (Unaudited) and 2010

	3 Months	3 Months	6 Months	6 Months
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
NET INCOME FOR THE PERIOD	$574,900	$5,567,946	$3,043,983	$8,685,880

OTHER COMPREHENSIVE INCOME
Gain in foreign exchange	1,721,118	834,531	3,083,989	806,847

Less: COMPREHENSIVE INCOME	2,296,018	6,402,477	6,127,972	9,492,727

Less: Comprehensive loss attributable to noncontrolling interest	-	-	-	(14,229,043)

Comprehensive income (loss) attributable to China Housing & Land Development, Inc.	$2,296,018	$6,402,477	$6,127,972	$(4,736,316)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARIES
Interim Condensed Consolidated Statements of Cash Flows
For The Six Months Ended June 30, 2011 (Unaudited) and 2010

	June 30,	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income for the period	$3,043,983	$8,685,880
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Bad debt recovery	(39,010)	-
Depreciation	964,972	593,498
Stock-based compensation	17,820	-
Gain on disposal of property and equipment	(2,037,103)	(23,292)
Amortization of deferred financing costs	77,391	77,391
Amortization of intangible assets	105,388	-
Recovery of future income taxes	(71,968)	(50,997)
Loss on extinguishment of debt	-	2,180,492
Change in fair value of embedded derivatives	(1,462,232)	(1,873,335)
Change in fair value of warrants	(1,114,274)	(2,797,264)
Accretion expense on convertible debt	543,804	675,108
(Increase) decrease in assets:
Accounts receivable	(2,141,202)	(2,554,513)
Other receivable and prepaid expense	2,524,381	(1,670,134)
Real estate held for development or sale	(29,485,375)	4,205,242
Advances to suppliers	(518,634)	9,424,848
Deposit on land use rights	12,077,576	(24,680,429)
Increase (decrease) in liabilities:
Accounts payable	2,927,500	(4,134,870)
Advances from customers	15,969,833	19,230,257
Accrued expenses and interests	7,445,026	5,615,440
Other payable	730,536	207,410
Income and other taxes payable	(3,115,928)	3,204,854
Net cash provided by operating activities	6,442,484	16,315,586

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(4,590,644)	(73,606)
Purchase of property and equipment	(1,640,547)	(970,673)
Cash acquired from acquisition of business	-	2,179
Proceeds from sale of property and equipment	2,941,767	-
Net cash used in investing activities	(3,289,424)	(1,042,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from banks	30,399,757	31,491,680
Payments on loans payable	(10,065,376)	(15,678,807)
Loans from or repayment to employees, net	3,062,757	1,956,931
Repayment of payables for acquisition of businesses	(2,279,982)	(2,022,431)
Net cash provided by (used in) financing activities	21,117,156	15,747,373

INCREASE IN CASH AND CASH EQUIVALENTS	24,270,216	31,020,859

Effects on foreign currency exchange	1,519,415	432,272

CASH AND CASH EQUIVALENTS, beginning of period	46,904,161	36,863,216

CASH AND CASH EQUIVALENTS, end of period	$72,693,792	$68,316,347

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Interim Condensed Consolidated Statements of Shareholders’ Equity
As of June 30, 2011(Unaudited) and December 31, 2010

	Common Stock		Common	Additional			Accumulated
	Shares	Par Value	stock subscribed	paid in capital	Statutory reserves	Retained earnings	Comprehensive Income	Totals
BALANCE, December 31, 2010	32,685,331	$32,685	$59,606	$38,996,078	$6,654,715	$41,528,907	$14,458,698	$101,730,689
Common stock issued for stock-based compensation	20,625	21	(59,606)	59,585	-	-	-	-
Common stock issued for warrant exercise	619,905	620	-	1,623,539	-	-	-	1,624,159
Common stock issued for conversion of convertible debt	1,752,778	1,753	-	8,071,759	-	-	-	8,073,512
Net income for the period	-	-	-	-	-	2,469,083	-	2,469,083
Foreign currency translation adjustment	-	-	-	-	-	-	1,362,871	1,362,871
BALANCE, March 31, 2011	35,078,639	$35,079	$-	$48,750,961	$6,654,715	$43,997,990	$15,821,569	$115,260,314
Net income for the period	-	-	-	-	-	574,900	-	547,900
Stock based compensation	-	-	-	17,820	-	-	-	17,820
Foreign currency translation adjustment	-	-	-	-	-	-	1,721,118	1,721,118
BALANCE, June 30, 2011	35,078,639	$35,079	$-	$48,768,781	$6,654,715	$44,572,890	$17,542,687	$117,574,152

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements
June 30, 2011 and 2010 (Unaudited) and December 31, 2010

Note 1 – Organization and Basis of Presentation

China Housing & Land Development, Inc., (the “Company”) is a Nevada corporation, originally incorporated on July 6, 2004 under the name Pacific Northwest Productions Inc., (“Pacific”). On May 5, 2006, the Company changed its name to China Housing & Land Development, Inc. The Company, through its subsidiaries, is engaged in acquisition, development, management, and sale of commercial and residential real estate properties located primarily in Xi’an, Shaanxi Province, People’s Republic of China (PRC or China).

The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries, Xi’an Tsining Housing Development Company Inc. (“Tsining”), Xi’an New Land Development Co. (“New Land”), Manstate Assets Management Limited (“Manstate”), Success Hill Investments Limited (“Success Hill”), Puhua (Xi’an) Real Estate Development Co., Ltd. (“Puhua”), Xi’an Xinxing Property Management Co., Ltd. (“Xinxing Property”), Suodi Co., Ltd. (“Suodi”), Shaanxi Xinxing Construction Co., Ltd. (“Xinxing Construction”), Xinxing FangZhou Housing Development Co., Ltd. (“FangZhou”), Wayfast Holdings Limited (“Wayfast”), Clever Advance Limited (“Clever Advance”), Gracemind Holdings Limited (“Gracemind”) and Treasure Asia Holdings Limited (“Treasure Asia”)  (collectively, the “Subsidiaries”). Wayfast with its 100% subsidiary - Clever Advance and Gracemind with its 100% subsidiary - Treasure Asia were incorporated as holding companies in March 2009 and they were inactive during the six months ending June 30, 2011.

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair statement of the Company’s interim condensed consolidated balance sheets as at June 30, 2011 and the Company’s interim condensed consolidated statements of income (loss) and comprehensive income (loss) for the three and six months ended June 30, 2011 and 2010 and the Company’s interim condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010. These adjustments consist of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

Accounting Principles Recently Adopted

In April 2010, the FASB issued FASB Accounting Standard Update (“ASU”) No. 2010-13 “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades”. ASU 2010-13 updates ASC 718 to codify the consensus reached in EITF Issue No. 09-J, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades”. ASU 2010-13 clarifies that share-based payment awards with an exercise price denominated in the currency of a market in which a substantial portion of the underlying equity security trades should not be considered to meet the criteria requiring classification as a liability. ASU No. 2010-13 became effective for the Company on January 1, 2011. The adoption of this ASU did not have a material impact on the Company’s interim condensed consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” which expands the disclosure requirements concerning the credit quality of an entity’s financing receivables and its allowance for credit losses. ASU No. 2010-20 became effective for the Company on January 1, 2011. The adoption of this ASU did not have a material impact on the Company’s interim condensed consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28 “when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts”. The FASB amended the existing guidance to modify Step 1 of the goodwill impairment test for a reporting unit with a zero or negative carrying amount. Upon adoption of the amendment, an entity with a reporting unit that has a carrying amount that is zero or negative is required to assess whether it is more likely than not that the reporting unit’s goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of the reporting unit is impaired, the entity should perform Step 2 of the goodwill impairment test for the reporting unit. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendment should be included in earnings. ASU No. 2010-28 became effective for the Company on January 1, 2011. The adoption of this ASU did not have a material impact on the Company’s interim condensed consolidated financial statements.

Note 1 – Organization and Basis of Presentation - continued

Accounting Principles Recently Adopted - continued

In December 2010, the FASB issued ASU 2010-29 “Disclosure of supplementary pro forma information for business combinations”. The FASB amended the existing guidance to require a public entity, which presents comparative financial statements, to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also expanded the required supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination, which are included in the reported pro forma revenue and earnings. ASU No. 2010-29 became effective for the Company on January 1, 2011. The adoption of this ASU did not have a material impact on the Company’s interim condensed consolidated financial statements.

Foreign exchange rates used:

	June 30, 2011	December 31, 2010	June 30, 2010
Period end RMB/U.S. Dollar exchange rate	6.4635	6.6000	6.7815
Average RMB/U.S. Dollar exchange rate	6.4990	6.7690	6.8238

Note 2 – Mandatorily Redeemable Preferred Stock and Noncontrolling Interest

The Company recorded accretion cost on the mandatorily redeemable noncontrolling interest using the effective interest method based on effective interest rate of 45%. The related accretion cost incurred for the three and six months ended June 30, 2011 were $3,649,005 and $6,928,374, respectively (2010 - $4,557,102 and $8,708,484) and was capitalized in real estate construction in progress.

Mandatory Redeemable Noncontrolling Interests in Subsidiaries
Mandatory redeemable noncontrolling interests in subsidiaries at December 31, 2010	$33,535,969
Capitalized accretion cost on mandatorily redeemable noncontrolling interests in subsidiaries	6,928,374
Difference in foreign exchange translation	791,651
Mandatorily redeemable noncontrolling interests in subsidiaries at June 30, 2011	$41,255,994

The mandatory redemption schedules are as follow:

Date	$
December 31, 2011	30,942,988
December 25, 2012	27,229,829
Total	$58,172,817

Note 3 – Supplemental Disclosure of Cash Flow Information

Income taxes paid amounted to $3,369,377 and $73,273 for the six months ended June 30, 2011 and 2010, respectively. Interest paid for the six months ended June 30, 2011 and 2010 amounted to $7,187,357 and $5,926,071, respectively.

Note 4 – Other Receivables, Prepaid Expenses and Deposits

Other receivables and prepaid expenses consisted of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Other receivables	$1,202,939	$3,223,089
Allowance for bad debts	(141,431)	(177,392)
Prepaid expenses	526,976	194,389
Prepaid other tax expenses	3,231,070	4,413,839
Other receivables and prepaid expenses	$4,819,554	$7,653,925

Note 5 – Real Estate Held for Development or Sale

The following summarizes the components of real estate inventories as at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Real estate projects completed and held for sale
Junjing I project	$3,677,773	$4,012,179
JunJing II project	1,907,620	3,389,501
Tsining 24G project	43,731	621,238
Gangwan project	36,854	96,245
Tsining Home IN project	58,742	57,527
Real estate completed and held for sale	5,724,720	8,176,690

Real estate projects held for development
Puhua project	98,286,214	85,107,643
Tangdu project	4,587,133	4,495,490
Junjing III project	16,969,885	2,569,084
Park Plaza project	2,555,135	2,013,116
JunJing II project phase two (completed as at June 30, 2011)	-	847,697
Golden Bay project	7,429,297	826,948
Other projects	461,030	415,152
Construction materials	483,339	134,730
Real estate held for development	130,772,033	96,409,860

Total real estate held for development or sale	$136,496,753	$104,586,550

Interest on debt and accretion costs on mandatorily redeemable noncontrolling interest in subsidiaries incurred by the Company for the three and six months ended June 30, 2011 was $5,909,027 and $13,861,202 (2010 - $6,106,626 and $12,103,413). The Company capitalized $5,567,180 in construction in progress during the three months ended June 30, 2011 (2010 -$5,698,060), and the Company capitalized $12,937,954 in construction in progress during the six months ended June 30, 2011 (2011 - $11,226,349).

Note 6 – Property and Equipment

Property and equipment consisted of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Income producing properties and improvements	$28,960,378	$28,000,452
Buildings and improvements	4,292,573	4,945,393
Head office under construction	847,722	-
Electronic equipment	477,643	445,578
Vehicles	476,009	466,165
Computer software	197,664	179,318
Office furniture	91,944	141,655
Total	35,343,933	34,178,561
Accumulated depreciation	(5,234,147)	(4,442,725)
Property and equipment, net	$30,109,786	$29,735,836

Depreciation expense for the three months ended June 30, 2011 and 2010 amounted to $482,388 and $300,364, respectively. Depreciation expense for the six months ended June 30, 2011and 2010 amounted to $964,972 and $593,498. The depreciation expense was included in the selling, general and administrative expenses.

Note 7 – Intangible Assets

Intangible assets consist of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Development right acquired (a)	$49,963,417	$48,930,082
Land use right acquired (b)	8,315,981	8,143,992
Construction license acquired (c)	1,164,720	1,140,632
	59,444,118	58,214,706
Accumulated amortization	(6,609,400)	(6,368,296)
Intangible assets, net	$52,834,718	$51,846,410

(a)
The development right for 487 acres of land in Baqiao Park was obtained through the acquisition of New Land in fiscal 2007. The intangible asset has a finite life. The development right was originally scheduled to expire on June 30, 2011. The Company was able to extend the right to June 30, 2016 on November 25, 2010.

(b)	The land use right was acquired through acquisition of Suodi. The land use right certificate will expire in November, 2048. The Company amortizes the land use right over 39 years (37 years remaining).

(c)
The construction license was acquired through acquisition of Xinxing Construction. The construction license, which is subject to be renewed every 5 years, is not amortized and has an indefinite estimated useful life because management believes the Company is able to continuously renew the license in the future. The license was subject to renewal on March 10, 2011. The Company successfully renewed the license to December 31, 2015 during the period.

For the three and six months ended June 30, 2011, the Company has recorded $53,016 and $105,388 of amortization expense of the land use right (2010 - $Nil and $Nil). The amortization was included in selling, general and administrative expenses. There was no amortization of the development right during the three and six months ended June 30, 2011 and 2010.

 Note 8 – Accrued Expenses

	June 30, 2011	December 31, 2010
Accrued expenses	$2,792,090	$2,265,650
Accrued interest on loans	233,004	241,988
Total	$3,025,094	$2,507,638

Note 9 – Payable for Acquisition of Businesses

	June 30, 2011	December 31, 2010
Payable to original shareholders of Xinxing Construction (i)	$-	$2,272,727
Payable to original shareholders of Suodi (ii)	92,572	90,658
Total	$92,572	$2,363,385

(i)	The Company has fully repaid the purchase price of Xinxing Construction during the first quarter of fiscal 2011.

(ii)	The payable to original shareholders of Suodi represents the remaining balance due to the original shareholders of Suodi assumed by the Company when acquiring Suodi.

Note 10 – Loans from Employees

The Company has borrowed monies from certain employees to fund the Company’s construction projects. These unsecured loans bear interest at 20% per annum and are available to all employees.

Included in these loans are loans from the Company’s executives.

	June 30, 2011	December 31, 2010
Chairman	$773,575	$757,576
Chief executive officer	309,430	303,030
Chief financial officer	232,072	227,273
	$1,315,077	$1,287,879

Note 11 – Loans Payable

Bank loans represent amounts due to various banks. These loans generally can be renewed with the banks when they expire. Bankloans as of June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
Xi’an Rural Credit Union Zao Yuan Rd. Branch
Due July 2, 2011, annual interest is at 8.496 percent, secured by the Company’s Jun Jing Yuan I, Han Yuan and XinXing Tower projects	$2,784,869	$2,727,273

Xinhua Trust Investments Ltd.
Due February 10, 2012, annual interest is at 10 percent, secured by the 24G project	23,207,240	22,727,273

Commercial Bank Weilai Branch
Annual interest is prime with 30% increase, secured by the Company’s Jun Jing Yuan II Building Number 12 $309,430 is payable on August 29, 2011; $773,575 is payable on March 31, 2012; $773,575 is payable on June 30, 2012; and $618,859 is payable on July 23, 2012	2,475,439	4,090,909

Bank of Beijing, Xi’an Branch
Due December 10, 2012, annual interest is at the prime rate of People’s Bank of China (6.31%) secured by the PuHua project with a minimum repayment of $7.6 million required by December 31, 2011.	15,471,494	22,727,273

Xi’an Duqu Trust Bank
Due June 11, 2011, annual interest is at 9.18 percent, secured by the Company’s Junjing Yuan I properties	-	681,817

JP Morgan International Bank Limited Brussels Branch
Due December 14, 2011, annual interest is at 1.2 percent, secured by $34,656,146 of restricted cash	30,016,529	30,016,529

Tianjin Cube Equity Investment Fund Partnership
Due December 10, 2012, annual interest is 9.6 percent, secured by JunJing Yuan II Commercial Units	30,942,988	-

Total	$104,898,559	$82,971,074

Note 11 – Loans Payable - continued

All loans are used to finance construction projects. All interest paid was capitalized and allocated to various real estate construction projects.

The loans payable balances were secured by certain of the Company’s real estate held for development or sale with a carrying value of $102,752,690 at June 30, 2011 (December 31, 2010 - $89,538,930) and certain buildings and income producing properties and improvements with a carrying value of $1,886,795 at June 30, 2011 (December 31, 2010 - $4,458,389). The weighted average interest rate on loans payable as at June 30, 2011 was 6.7% (December 31, 2010 – 5.5%).

The loans payable were also secured by certain real estate units sold to customers. The Company obtained consent from these customers that the Company does not have to remove the mortgage on such apartments or to register the transfer of the ownership of such apartments by the Company to the customers for the time being.

Note 12 – Fair Value of Financial Instruments

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of the measurement date, June 30, 2011, and the basis for that measurement, by level within the fair value hierarchy:

Fair Value Measurements Using	Assets/Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Warrants liability	$-	$27,949	$-	$27,949
Fair value of embedded derivatives	-	565,494	-	565,494
Total	$-	$593,443	$-	$593,443

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of the measurement date, December 31, 2010, and the basis for that measurement, by level within the fair value hierarchy:

Fair Value Measurements Using	Assets/Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Warrants liability	$-	$2,766,382	$-	$2,766,382
Fair value of embedded derivatives	-	2,027,726	-	2,027,726
Total	$-	$4,794,108	$-	$4,794,108

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

On January 25, 2011, certain investors requested and the Company’s Board approved the certain Investors to convert $9,763,000 of convertible debt into 1,752,783 common shares with related warrants exercised on a two to one cashless basis. The conversion was effective on February 16, 2011. Since the Company’s registration statement became effective during the period, the rights to convert the $11 million non-convertible portion of the Convertible Debt and to exercise the warrants on a cashless basis and receive one common share for every two warrants expired.

Note 13 – Convertible Debt - continued

The fair values of the warrants and embedded conversion option at June 30, 2011 were determined to be $6,111 and $565,494, respectively (December 31, 2010 - $1,920,097 and $2,027,726), using the Cox-Ross-Rubinstein Binomial (“CRR”) Model with the following assumptions:

	June 30, 2011	December 31, 2010
Expected life	1.59 – 1.67 years	0.16 - 2.16 years
Expected volatility	65%	95% - 100%
Risk-free interest rate	0.34% - 0.36%	0.11 - 0.68%
Dividend yield	0%	0%

For the three months ended June 30, 2011, the Company recorded a decrease in fair value for the warrants and embedded derivatives of $47,389 and $409,478, respectively (June 30, 2010 – decrease of $1,592,546 and $1,307,129). For the six months ended June 30, 2011, the Company recorded a decrease in fair value of the warrants and embedded derivatives of $289,926 and $1,462,232, respectively (June 30, 2010 - $2,100,478 and $1,873,335), in the interim condensed consolidated statements of income (loss).

The carrying value of the Convertible Debt is accreted to its stated amount on maturity using the effective interest method. The effective interest rate was determined to be 15.42%. The carrying value of Convertible Debt on June 30, 2011 was $8,722,132 (December 31, 2010 - $16,251,840). Related interest and accretion costs for the three months ended June 30, 2011 were $129,384 and $206,813, respectively (June 30, 2010 - $263,671 and $345,926), and for the six months ended June 30, 2011 were $319,721 and $543,804, respectively (June 30, 2010 - $527,099 and $675,108).

Note 14 – Shareholders’ Equity

Common stock

1.
As at December 31, 2010, the Company has accrued $59,606 of stock-based compensation to the independent directors as common stock subscribed. A total of 20,625 shares of common stock were issued during the first quarter of fiscal 2011.

2.	The Company issued 619,905 shares of common stock for warrants exercised. The warrants were valued at $1,624,159 at the time of exercise.

3.	The Company issued 1,752,778 shares of common stock for conversion of convertible debt. The convertible debt was valued at $8,073,512 at the time of exercise.

Warrants

Pursuant to accounting guidance, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in a Company’s Own Stock”, the warrants issued contain a provision permitting the holder to demand payment based on a valuation in certain circumstances. Therefore, the Company recorded the warrants issued through private placements in 2007 as a liability at their fair value on the date of grant and then revalued them to $21,838 at June 30, 2011 (December 31, 2010 - $846,285) using the CRR Binomial Lattice Model with the following assumptions:

	June 31, 2011	December 31, 2010
Expected life	0.86 years	1.36 years
Expected volatility	60%	70%
Risk-free interest rate	0.16%	0.40%
Dividend yield	0%	0%

The gain from the change in fair value of warrants for the three months ended June 30, 2011 was $216,234 (June 30, 2010 – gain of $650,117), and the gain from the change in fair value of warrants for the six months ended June 30, 2011 was $824,348 (June 30, 2010 – gain of $696,786).

Including the fair value of warrants associated with the convertible debt (note 13), the total warrant liability as at June 30, 2011 was $27,949 (December 31, 2010 - $2,766,382). The total gain from the change in fair value of warrants for the three and six months ended March 31, 2011 was $263,623 and $1,114,274, respectively (June 30, 2010 - $2,242,663 and $2,797,264).

Note 14 – Shareholders’ Equity - continued

Warrants - continued

The following table provides information with respect to warrant transactions:

	Number of Warrants Outstanding	Weighted Average Exercise Price
December 31, 2010	3,940,947	$5.06
Exercised	(1,239,816)	6.07
Expired	-	-
June 30, 2011	2,701,131	$4.59

The following summarizes the weighted-average information about the outstanding warrants as at June 30, 2011:

Outstanding Warrants
Exercise Price	Number	Average Remaining Contractual Life
$4.50	2,539,416	0.86 years
$6.07	161,715	1.67 years
$4.59	2,701,131	0.91 years

Stock Options

On June 13, 2011, the Company has granted options to acquire common stock of the Company to employees, officers and directors. The exercise price of the options was determined based on the fair value of the common stock at the grant date.

Options expire on the earlier of ten years from the issue date, subject to earlier termination resulting from an optionee’s death or departure from the Company or change of control. Unless otherwise determined by the Board of Directors, options granted vest as to 30%, 30% and 40% on each of the first, second and third anniversary dates of the option grants. The vesting is also subject to certain performance conditions on each vesting date.

The following table provides information with respect to stock option transactions:

	Number of Stock Options Outstanding	Weighted Average Exercise Price
December 31, 2010	-	$-
Granted	1,227,755	1.39
Expired	-	-
June 30, 2011	1,227,755	$1.39

The following summarizes the weighted-average information about the outstanding stock options as at June 30, 2011:

Outstanding Stock Options
Exercise Price	Number	Average Remaining Contractual Life
$1.39	1,227,755	9.96 years

Note 14 – Shareholders’ Equity - continued

Stock-based compensation

The 1,227,755 stock options granted on June 13, 2011 have an estimated fair value of $1,316,911 for an average value of $1.04 to $1.10 per stock option using the CRR option pricing model with the following key assumptions:

June 13, 2011
Expected life	5.5 – 6.5 years
Expected volatility	95%
Risk-free interest rate	1.74% - 2.10%
Dividend yield	0%

The expected life of options represents the period of time the granted options are expected to be outstanding. As the Company had not previously granted options, no historical exercising pattern could be followed in estimating the expected life. Therefore, the expected life was estimated as the average of the contractual term and the vesting period. The Company has not paid dividends in the past nor does it expect to pay dividends in the foreseeable future.

The Company does not believe any of the options will be forfeited because most of the stock options are granted to long-term employees and officers. In addition, since the performance condition will be set at a reasonably achievable level, the Company believes 100% of the performance conditions can be met.

Compensation expense for stock options is recognized over the vesting period. During the three and six months ended June 30, 2011, compensation expense of $17,820 (June 30, 2010 - $Nil) was recognized in the interim condensed consolidated statements of income.

Note 15 – Other Revenue

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Interest income	$46,305	$61,547	$85,131	$178,093
Rental income, net	275,043	530,038	862,320	840,938
Income from property management services	1,000,867	758,532	1,832,067	1,512,939
Miscellaneous construction contracts	1,327,770	-	2,763,194	-
Gain on disposal of property and equipment	2,028,951	23,292	2,037,103	23,292
Total	$4,678,936	$1,373,409	$7,579,815	$2,555,262

Note 16 – Effect of Change in Estimate

Revisions in estimated gross profit margins related to revenue recognized under the percentage of completion method are made in the period in which circumstances requiring the revisions become known. These circumstances may include government fees, construction costs and infrastructure costs which were unknown to the management in the prior periods.

During the three and six months ended June 30, 2011, real estate development projects with gross profits recognized in the immediate preceding periods had changes in their estimated gross profit margins. As a result of these changes of gross profit, net income for the three and six months ended June 30, 2011 decreased by $3,917,007 and $5,220,023 (June 30, 2010 – increased by $225,505 and decreased by $1,819,657), respectively. Basic and diluted earnings per share for the three months ended June 30, 2011 decreased by $0.11 and $0.11, respectively (June 30, 2010 – increased by $0.01 and $0.01 per share). Basic and diluted earnings per share for the six months ended June 30, 2011 decreased by $0.15 and $0.15, respectively (June 30, 2010 – decreased by $0.06 and $0.05 per share).

Current period effect of change in estimate is due to the completion of the Company’s JunJing II project. Upon completion of the project, costs previously unknown to the Company were added to the final costs. The Company agreed to construct additional infrastructures which were not part of the original design of the project for the residents out of good faith and public relations. Certain government fees were incurred upon completion of the project. The fees initially waived by Xian local government during the construction stage were reinstated during the final inspection of the JunJing II project. The Company also agreed to pay for additional labor and material incurred by subcontractors.

Note 17 – Earnings (Loss) per Share

Earnings (Loss) per share for the three and six months ended June 30, 2011 and 2010 were determined by dividing net income (loss) attributable to China Housing & Land Development, Inc. for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

	3 months	3 months	6 months	6 months
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Numerator
Net income (loss) attributable to China Housing & Land Development, Inc. – basic	$574,900	$5,567,946	$3,043,983	$(5,543,163)
Effect of dilutive securities
Warrants	-	35,937	-	35,937
Convertible debt	(202,665)	(1,107,556)	(1,066,269)	(1,525,630)
Income (loss) attributable to China Housing & Land Development, Inc. – diluted	$372.235	$4,496,327	$1.977.714	$(7,032,856)
Denominator
Weighted average shares outstanding – basic	35,078,639	33,065,386	34,485,897	32,824,416
Effect of dilutive securities
Warrants	-	165,862	-	83,389
Convertible debt	1,615,709	2,071,537	1,615,709	1,844,927
Weighted average shares outstanding – diluted	36,694,348	35,302,785	36,101,606	34,752,732
Earnings (Loss) per share
Basic earnings (loss) per share	$0.02	$0.17	$0.09	$(0.17)
Diluted earnings (loss) per share	$0.01	$0.13	$0.05	$(0.20)

All outstanding warrants have an anti-dilutive effect on the earnings per share and are therefore excluded from the determination of the diluted earnings per share calculations for the three and six months ended June 30, 2011.

Note 18 – Commitments and Contingencies

The Company leases part of its office and land for self use under various operating lease agreements with expiry dates between the years 2010 and 2041.

The Company is also committed to acquiring Shaanxi Bihu Property Development Co., Limited (“Bihu”). The remaining related purchase price to be paid within one year is approximately $9.5 million.

The Company also had various commitments related to a land use right acquisition with unpaid balances of approximately $22.0 million. The balances are not due until the vendor removes the existing building on the land and changes the zoning status of the land use right certificate. Based on the current condition, the Company estimates that the balances will be paid in two years.

All future payments required under the various agreements are summarized below.

	Payment due by period
Commitments and Contingencies	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	After 5 years
Operating leases	$3,037,815	$190,487	$143,695	$143,695	$146,836	$146,836	$2,266,266
Acquisition (note 20)	9,545,912	9,545,912	-	-	-	-	-
Land use rights	19,749,954	19,749,954	-	-	-	-	-
Total	$32,333,681	$29,486,353	$143,695	$143,695	$146,836	$146,836	$2,266,266

Note 19 – Related Party Transactions

One of the Company’s executive officers’ spouse owned 37.83% of common stock of Xi’an Xinxing Days Hotel & Suites (“Days Hotel”). During the three and six months ended June 30, 2011, the Company has incurred $56,408 and $87,714 fees to Days Hotel, respectively, (2010 - $Nil and $Nil). The Company also sold 14 apartments amounting to $695,439 to Days Hotel during the first quarter. No apartments were sold to Days Hotel during the second quarter. As at June 30, 2011, the Company has $112,619 (December 31, 2010 - $38,281) payable to Days Hotel.

Note 20 – Subsequent Events

1.
The Company signed an Equity Transfer Agreement on February 28, 2011 with the shareholders of Bihu to acquire all outstanding common shares of Bihu. Bihu is located in Hu County, which is a satellite city located approximately 35 kilometers from Xi’an. The total purchase price is approximately $14.1 million (RMB 91.7 million). The Company transferred $4.6 million (RMB 30 million) into a restricted cash account for the acquisition on March 2, 2011. The remaining balance is to be paid within five business days after all the equity registrations are finalized with PRC government. However, because the sellers have been slow to fulfill their obligations, and the remaining balance has not yet been paid as planned, as at June 30, 2011, the registrations have not been finalized.

Due to the prolonged delay, the Company is considering abandoning the acquisition and seeking compensation based on the agreement signed.

2.
The Company incorporated Ankang Tsining Jiyuan Real Estate Development Company Limited (“Jiyuan”) at the end of July 2011. Jiyuan is located in Ankang city which is about 380 kilometers from Xi’an and will focus on the residential property development in Ankang city.

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

The unaudited interim condensed consolidated financial statements are based on accounting principles that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Annual Report”). They do not include certain footnote disclosures and financial information normally included in annual consolidated financial statements prepared in accordance with GAAP and, therefore, should be read in conjunction with the audited consolidated financial statements and notes included in the Company's 2010 Annual Report.

Warrants and derivative liability

As of June 30, 2011, the Company has $27,949 of warrants liability and $565,494 of fair value of embedded derivatives on the balance sheet, representing approximately 0.01% and 0.19% of total liabilities, respectively.

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

Several investors converted a total of $9,763,000 face value of convertible debt and exercised the related warrants with the 2-to-1 cashless exercise feature added as part of the Amendment. Subsequently, the Company was able to charge $8,073,512 to convertible debt carrying and the fair value of the conversion features into shareholders’ equity. The fair value of $1,624,159 of the warrants on the day of exercise was also charged to shareholders’ equity.

After the conversion of the convertible debt and exercise of warrants as described above and 5 days after the effectiveness of the registration statement, the 2-to-1 cashless warrants conversion feature has expired for those investors who have not exercised their warrants. Therefore, the Alternative Model has been terminated.

During the three months ended June 30, 2011, our common stock price experienced fluctuations with the price decreasing from $1.90 on April 1, 2011 to $1.40 on June 30, 2011. The decrease in stock price caused a decrease in fair value for warrants liability and embedded derivatives. As a result, we recognized a change in fair value of warrants of approximately $0.26 million and a change in fair value of embedded derivatives of approximately $0.41 million, which are both non-cash gains.

The following table summarizes the fair value of warrant liability and embedded derivative as of June 30, 2011 and December 31, 2011.

	June 30, 2011	December 31, 2010
Fair value of warrants liability	$27,949	$2,766,382
Fair value of embedded derivatives	$565,494	$2,027,726

The following tables summarize all the warrants and conversion option outstanding and the assumptions used for their valuations as of June 30, 2011 and December 31, 2011.

Investor Warrants:	6/30/2011	12/31/2010
Strike price	6.07	6.07
Market price	1.40	2.74
Valuation date	6/30/2011	12/31/2010
Expiry date	2/28/2013	2/28/2013
Volatility	65.00%	100.00%
Risk free rate	0.36%	0.68%
Option value	0.03779	0.97788

# of warrants	161,715	1,401,531

CRR Binomial Lattice Model Value	6,111	1,370,529

Alternative value
# of shares if warrants converted two for one	N/A	700,765
Alternative value	N/A	1,920,097

Warrants Value	6,111	1,920,097

Investor Warrants: 5-7-2007	6/30/2011	12/31/2010
Strike price	4.50	4.50
Market price	1.40	2.74
Valuation date	6/30/2011	12/31/2010
Expiry date	5/9/2012	5/9/2012
Volatility	60.00%	70.00%
Risk free rate	0.16%	0.40%

Option value	0.00876	0.33322

# of warrants	2,539,416	2,539,416

Value	21,838	846,285

Conversion Option Valuation:	6/30/2011	12/31/2010
Strike price	5.57	5.57
Market price	1.40	2.74
Valuation date	6/30/2011	12/31/2010
Expiry date	1/28/2013	1/28/2013
Volatility	65.00%	95.00%
Risk free rate	0.34%	0.11%
Option value	0.04054	0.01800

Host Value – principal	8,999,500	20,000,000
Host Value – interest	-	-

Shares issuable on conversion	1,615,709	3,590,664

Option value – principal	565,494	2,027,726

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

When real estate costs are determined to be impaired, they are written down to their estimated net realizable value. The Company evaluates the carrying value for impairment based on the undiscounted future cash flows of the assets. Write-downs of real estate costs deemed impaired are recorded as adjustments to the cost basis. There has been no impairment on real estate inventories and no impairment loss has been recorded for the three months ended June 30, 2011 and 2010.

The following summarizes the components of real estate inventories as at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Real estate projects completed and held for sale
Junjing I project	$3,677,773	$4,012,179
JunJing II project	1,907,620	3,389,501
Tsining 24G project	43,731	621,238
Gangwan project	36,854	96,245
Tsining Home IN project	58,742	57,527
Real estate completed and held for sale	$5,724,720	$8,176,690

Real estate projects held for development
Puhua project	98,286,214	85,107,643
Tangdu project	4,587,133	4,495,490
Junjing III project	16,969,885	2,569,084
Park Plaza project	2,555,135	2,013,116
JunJing II project phase two (completed as at June 30, 2011)	-	847,697
Golden Bay project	7,429,297	826,948
Other projects	461,030	415,152
Construction materials	483,339	134,730
Real estate held for development	130,772,033	96,409,860

Total real estate held for development or sale	$136,496,753	$104,586,550

Intangible asset

The intangible asset consists of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Development right acquired (a)	$49,963,417	$48,930,082
Land use right acquired (b)	8,315,981	8,143,992
Construction license acquired (c)	1,164,720	1,140,632
	59,444,118	58,214,706
Accumulated amortization	(6,609,400)	(6,368,296)
Intangible assets, net	$52,834,718	$51,846,410

(a)
The development right for 487 acres of land in Baqiao Park was obtained from the acquisition of New Land in fiscal 2007. The intangible asset has a finite life. The development right was originally scheduled to expire on June 30, 2011. The Company was able to extend the right to June 30, 2016 on November 25, 2010.

(b)	The land use right was acquired through acquisition of Suodi. The land use right certificate will expire in November 2048. The Company amortizes the land use right over 39 years.

(c)
The construction license was acquired through acquisition of Xinxing Construction. The construction license, which is subject to be renewed every 5 years, is not amortized and has an indefinite estimated useful life because management believes the Company will be able to continuously renew the license in the future. The license was subject to renewal on March 10, 2011. The Company successfully renewed the license through December 31, 2015 during the period.

For the three and six months ended June 30, 2011, the Company has recorded $53,016 and $105,388 of amortization expense on the land use right (2010 - $Nil and $Nil). The amortization was included in selling, general and administrative expenses. There was no amortization of the development right during the three and six months ended June 30, 2011 and 2010.

Deposits on land use rights

	June 30, 2011	December 31, 2010
Deposits on land use rights	64,292,684	74,938,729

The decrease in deposits on land use rights was mainly due to reclassification of the deposits on land use rights of JunJing III project to real estate held for development or sale, as the Company completed a transaction to purchase the land use rights for the JunJing III project during the first quarter of 2011.

The Company conducts regular reviews of the deposits on land use rights. After review and assessment, the Company concluded that there was no significant decrease in the market price and therefore no impairment write-down was required. According to E-House (China) Real Estate Research Institute the average residential sale price in Xi’an city was stable in the fiscal quarter ended June 30, 2011. The average sale price decreased to 6,799 RMB per square meter (approximately US$1,046 per square meter) from 7,220 RMB (approximately US$1,097 per square meter) in the first quarter 2011, representing a decrease of 5.8 percent quarter-over-quarter.

Material trends and uncertainties that may impact continuing operations

Changes in national and regional economic conditions, as well as in areas where we conduct our operations and where prospective purchasers of our homes live, may result in more caution on the part of homebuyers resulting in fewer home purchases. According to data from the Xi’an Bureau of Statistics, Xi’an city’s real estate transaction volume (in terms of sq. meter signed) decreased about 20.6% in the second quarter of 2011 compared to the same period of 2010. All of our projects are currently in Xi’an city. During the second quarter of 2011, our sales of properties decreased approximately 55.8% over same period of 2010, which was mainly due to the fact that JunJing II project was substantially sold and new projects such as JunJing III and Park Plaza have not met all the revenue recognition criteria.

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

As of June 30, 2011, we had $72,693,792 of cash and cash equivalents, compared to $46,904,161 as of December 31, 2010, an increase of $25,789,631.

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

We commenced operations in Xi’an in 1999 and have been considered to be one of the industry leaders and one of the largest private residential developers in the region. We have experienced significant growth in the past 12 years and have completed over 1.3 million square meters of residential projects. Through the utilization of modern design and technology, as well as a strict cost control system, we are able to offer our customers high quality, cost-effective products. Most of our projects are designed by world-class architecture firms from the United States, Canada and Europe who have introduced advanced “eco” and “green” technologies into our projects.

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

Continue to Focus on the Middle Market. Since the middle class has growing purchasing power and, as a result of prevailing Chinese culture and values, a strong desire to own homes, we believe the demands for residential real estate from the emerging middle class will offer attractive opportunities to grow our Company. Thus, we plan to leverage our brand name, experience and design capabilities to meet these demands from the middle class.

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

•	Projects under construction, where the building construction has started but has not yet been completed; and

•	Completed projects with units available for sale, where the construction has been finished and most of the units in the buildings have been sold or leased.

Projects under construction

Project Name	Type of Projects	Actual or Estimated Construction Period	Actual or Estimated Pre-sale Commencement Date	Total Site Area (m2)	Total Gross Floor Area (m2)	Sold GFA by June 30, 2011 (m2)
Puhua Phase One	Multi-Family residential & Commercial	Q2/2010 - Q3/2011	Q4/2009	47,600	139,400	97,198

Puhua Phase Two	Multi-Family residential & Commercial	Q2/2010 - Q3/2012	Q2/2010	47,300	263,191	55,706

Project name	Total Number of Units	Number of Units sold by June 30, 2011	Estimated Revenue ($million)	Contracted Revenue by June 30, 2011 ($million)	Recognized Revenue by June 30, 2011 ($million)
Puhua Phase One	840	701	125.8	82.1	55.6

Puhua Phase Two	1,284	440	242.3	46.0	21.0

Puhua: The Puhua project, the Company’s 79 acre joint venture located in the Baqiao New Development Zone, has a total land area of 192,582 square meters and an expected GFA of approximately 640,000 square meters.

The construction of the Puhua project began in June 2010. The whole project, which consists of four phases, is expected to be completed in the third quarter of 2014, with estimated revenues of $700 million. The Company began accepting pre-sale contracts for units in the Puhua Phase One project on October 24, 2009. As of June 30, 2011, the contract revenue for Puhua project is $128 million.

 Projects under planning and in process

Project Name	Type of Projects	Estimated Construction Period	Estimated Pre-sale Commencement	Total Site Area (m2)	Total GFA (m2)	Total Number of Units
Baqiao New Development Zone	Land Development	2010- 2020	N/A	N/A	N/A	N/A
JunJing III	Multi-Family residential & Commercial	Q4/2010- Q1/2012	Q3/2011	8,094	49,636	570
Park Plaza	Multi-Family residential & Commercial	Q2/2011- Q4/2014	Q4/2011	44,250	141,822	2,000
Golden Bay	Multi-Family residential & Commercial	Q2/2011- Q4/2014	Q1/2012	146,099	252,540	N/A
Textile City	Multi-Family residential & Commercial	Q3/2012- O3/2018	Q3/2012	433,014	630,000	N/A

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

JunJing III:JunJing III is located near our JunJing II project and the city expressway. It has an expected total GFA of about 49,636 square meters. The project will consist of 3 high rise buildings, each 28 to 30 stories high. The project is targeting middle to high income customers who require a high quality living environment and convenient transportation to the city center. We started construction during the fourth quarter of 2010 and expect to begin recognizing revenue during the third quarter of 2011. The total estimated revenue from this project is about $46 million.

As of June 30, 2011, customers have pledged to purchase $38.2 million JunJing III units. The revenue will be recognized based on percentage of completion upon obtaining all the necessary government permits. In an effort to reduce speculation, the Xi’an government has extended the number of days required to secure the necessary construction permits which has caused the delay of the revenue recognition of Junjing III. The Company has been able to obtain two out of five permits, and expect to obtain the balance of the permits in the third quarter of 2011.

Park Plaza: In July 2009, the Company entered into a Letter of Intent to acquire 44,250 square meters of land in the center of Xi’an for the Park Plaza project. The Company intends to develop a large mid to upper income residential and commercial development project on this site, with an estimated GFA of 141,822 square meters. We anticipated accepting pre-sale purchase agreements in the fourth quarter of 2011, and revenues from pre-sale agreements will begin to be recognized when all revenue recognition criteria have been met. The total revenue from Park Plaza is estimated to be $154 million.

Golden Bay: The Golden Bay project is located within the Baqiao project, with a total GFA of 252,540 square meters. The Golden Bay project will consist of residential buildings as well as a commercial area. We expect to begin accepting presale purchase agreements in the first quarter of 2012.

Textile City: The Textile City project is located within the Baqiao New Development Zone. The project consists of residential buildings and a commercial area. Construction is expected to start in the third quarter of 2012, and the entire project will take 5 years.

 Completed Projects with units available for sale

Project name	Type of Projects	Completion Date	Total Site Area (m2)	Total GFA (m2)	Total Number of Units	Number of Units sold by June 30, 2011
JunJing II Phase Two	Multi-Family . residential & Commercial	Q2/2011	29,800	121,888	1,015	1,014
JunJing II Phase One	Multi-Family residential & Commercial	Q4/2009	39,524	142,214	1,215	1,200
JunJing I	Multi-Family residential & Commercial	Q3/2006	55,588	167,931	1,671	1,668

JunJing II Phase Two: The construction of JunJing II Phase Two commenced in the second quarter of 2009 and pre-sales started within the same quarter. As of June 30, 2011, the contract revenue for Phase Two is $ 98.5 million and we have recognized all the contract revenue as the percentage of completion reached 100%.

JunJing II Phase One: We started the construction of JunJing II phase one in the third quarter of 2007 and started the pre-sale campaign in the second quarter of 2007. The project was completed in December 2009 and generated total revenue of $92.7 million.

TsiningJunJing Garden I: 369 North Jinhua Road, Xi’an. JunJing Garden I was the first German style residential & commercial community in Xi’an, designed by the world-famous WSP architectural design house. Its target customers were local middle income families. The project has 15 residential apartment buildings consisting of 1,671 one to five bedroom apartments. The Garden features secure parking, cable TV, hot water, heating systems and access to natural gas. Total GFA available was 167,931 square meters. JunJing Garden I was also a commercial venture that houses small businesses serving the needs of JunJing Garden I residents and the surrounding residential communities. The project was completed in September 2006.

CONSOLIDATED OPERATING RESULTS

Three Months Ended June 30, 2011 Compared With Three Months Ended June 30, 2010

Revenues

Our revenues are mainly derived from the sale of residential and commercial units and buildings, infrastructure work we perform for the local government and land development projects in the Baqiao area. In the second quarter of 2011, most of our revenues came from the Puhua Phase One and Puhua Phase Two projects.

Effective January 1, 2008, the Company adopted the percentage of completion method of accounting for revenue recognition for all building construction projects in progress, including the TsiningJunJing II and PuHua Projects. Before that time, the full accrual method was used for all of our residential, commercial and infrastructure projects. Infrastructure projects continue to be accounted for using the full accrual method of accounting.

	Three months	Three months
	ended	ended
Revenues by project:	June 30, 2011	June 30, 2010
US$
Project Under Construction
TsiningJunJing II Phase Two (Completed on June 30, 2011)	$-	$21,855,313
Puhua Phase One	7,703,630	8,887,590
Puhua Phase Two	4,975,580	-

Projects Completed
TsiningJunJing II Phase One	193,138	3,135,381
TsiningJunJing II Phase Two (under construction on June 30, 2010)	$1,988,513	$-
TsiningJunJing I	672,697	1,077,115
Tsining-24G	-	110,835
Tsining Gang Wan	39,698	94,361
Tsining In Home	-	59,791
Revenues from the sale of properties	$15,573,256	$35,220,386

The following table summarizes details of our most significant projects:

	Three Months	Three Months
	Ended	Ended
Revenues by project:	June 30, 2011	June 30, 2010
US$
Project Under Construction
Puhua Phase One contract sales	$4,952,039	$12,022,613
Revenue	7,703,630	8,262,890
Total gross floor area (GFA) available for sale	139,400	139,400
GFA sold during the period	4,291	13,660
Remaining GFA available for sale	22,928	82,046
Percentage of completion	65.1%	40.8%
Percentage GFA sold during the period	3.1%	9.8%
Percentage GFA sold to date	84%	37.6%
Average sales price per GFA	$1,154	$880

Puhua Phase Two contract sales	5,686,955	2,560,247
Revenue	$4,975,580	$624,700
Total gross floor area (GFA) available for sale	263,191	219,746
GFA sold during the period	6,717	4,353
Remaining GFA available for sale	206,676	215,393
Percentage of completion	40.0%	22.6
Percentage GFA sold during the period	2.6%	2.0%
Percentage GFA sold to date	21.4%	2.0%
Average sales price per GFA	$847	$588

*Difference in total GFA available for sale is due to addition of a new building

Revenues from projects under construction

Puhua Phase One

Puhua Phase One consists of 7 garden houses, 2 mid-rise and 4 high-rise buildings with total expected revenues of approximately $125.8 million. During the second quarter of 2011, we were able to secure $ 5.0 million in contract sales. We also recognized approximately $7.7 million in revenues based on the percentage of completion method.

Puhua Phase Two

Puhua Phase two has expected revenues of approximately $242.3 million. During the second quarter of 2011, we were able to secure $5.7 million in contract sales. We also recognized approximately $4.7 million in revenues based on the percentage of completion method.

Please note that the method of percentage of completion was utilized to recognize revenue from January 1, 2008. Only revenue for Puhua Phase One and Phase Two is recognized under this method. The percentages of completion of the construction for each building as of June 30, 2011 are shown below:

Puhua Phase one	Percentage of Completion
1#	92.83%
2#	95.77%
3#	41.23%
4#	90.86%
5#	43.72%
6#	84.83%
7#	42.08%
8#	76.29%
9#	71.23%
10#	69.52%
11#	40.57%
12#	63.50%
13#	70.86%

Puhua Phase two	Percentage of Completion
14#	36.73%
15#	40.73%
16#	52.33%
17#	65.18%
18#	36.96%
19#	37.80%
20#	43.89%
21#	38.41%
22#	39.72%
23#	46.79%
24#	32.08%

The above are all the buildings under pre-sale in Puhua Phase One, and Phase Two.

Revenues from projects completed

The revenue from completed projects totaled $2,894,046 for the three months ended June 30, 2011, compared to $4,477,483 during the same period of 2010. Due to its completion, JunJing II Phase Two was reclassified to completed projects during the second quarter of fiscal 2011.

Other income

Other income includes property management fees, rental income, revenues from the disposal of fixed assets as well as government’s allowance for the equivalent cost of interest on the Company’s investments required to support infrastructure construction, continued river management and suburban planning for the entire Baqiao high-technology industrial park. We recognized $4,678,936 in other income for the three months ended June 30, 2011 compared with $1,373,409 in the same period of 2010. The increase can be explained by the following table which summarizes the breakdown of the other income and the changes during the three months ended June 30, 2011 and 2010:

	For the three months ended
	June 30,	June 30,
	2011	2010
Interest income	$46,305	$61,547
Rental income, net	275,043	530,038
Income from property management services	1,000,867	758,532
Miscellaneous construction contracts	1,327,770	-
Gain on disposal of property and equipment	2,028,951	23,292
Total	$4,678,936	$1,373,409

Cost of properties and land

The cost of properties and land in the three months ended June 30, 2011 decreased 48.8 percent to $13,150,640 compared with $25,691,338 in the same period of 2010. The decrease was primarily a result of the decreased sales in our current selling projects. Due to the completion of the JunJing II Phase Two project, current main selling projects were Puhua Phase One and Phase Two during the second quarter of 2011.

Gross profit and profit margin

Gross profit for the three months ended June 30, 2011 was $5,113,697, representing a 50.5 percent decrease from $10,325,603 in the same period of 2010. The gross profit margin for the three months ended June 30, 2011 was 25.3 percent compared with 28.2 percent in the same period of 2010. However, the Company’s gross margin from real estate sales was 15.6% during the second quarter of fiscal 2011 compared to 27.1% for the second quarter of fiscal 2010.  In general, the Company’s real estate sales should have an approxitely 25% margin (after business taxes).

The following table summarizes the gross margin (before business taxes) of major projects during the second quarter of fiscal 2011:

	Revenue (USD)	Cost of sales (USD)	Gross Margin (USD)	% GM
JunJing II units	2,181,651	4,690,254	(2,508,603)	(115%)
Puhua Phase 1 and 2	12,679,210	7,197,224	5,481,985	43%

The following table summarizes the gross margin (before business taxes) of major projects during the second quarter of fiscal 2010:

	Revenue (USD)	Cost of sales (USD)	Gross Margin (USD)	% GM
JunJing II units	24,990,695	16,099,958	843,123	36%
Puhua Phase 1 and 2	7,766,968	5,455,922	2,311,046	30%

As shown above, the margin of PuHua project is consistent. However, JunJing II had a negative 115% margin which led to an unusually low 16% overall margin on a consolidated basis. The negative margin of JunJing II in the second quarter of fiscal 2011 is due to the completion of the Company’s JunJing II project. Upon completion of the project, following costs previously unknown to the Company were added to the final costs.

•	The Company agreed to construct additional infrastructures which were not part of the original design of the project for the residents out of good faith and for the sake of good public relations.

•
Certain government fees were incurred upon completion of the project. The fees initially waived by Xian local government during the construction stage were reinstated during the final inspection of the JunJing II project.

•	Natural gas connection fees which the company agreed to pay for the residents.

•	The Company also agreed to pay for additional labour and material cost incurred by subcontractors.

The following is a detailed breakdown of the above:

Description (in US dollars)	New Q2 2011
Reinstated RMB 35 per square meter government fee, originally waived by government.	1,521,733
Newly negotiated compensation for labour and material incurred by subcontractors.	538,544
New east gate constructed for good faith and public relationship	260,040
Misc. repair and maintenance contracts signed	19,656
Misc. infrastructure upon completion of Junjing II	150,918
Misc. construction upon completion of Junjing II	54,298
Natural gas connection fees	598,814
Additional costs incurred	403,134

Total	3,547,176

These new additional costs were assessed to be changes in estimation and do not affect prior periods.

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) for the three months ended June 30, 2011 decreased 11.6 percent to $3,321,725 from $3,758,565 in the same period of 2010. SG&A accounted for 16.4% of total revenue in the second quarter of 2011 compared to 10.3% for the same period in 2010. The increase in SG&A to total revenue is primarily due to the decrease of revenue.

Stock-based compensation

Stock-based compensation results from the employee stock option plan started in the second quarter of 2011. The plan was intended to serve as incentive to employees. Under the plan, 1,227,755 stock options were granted to the employees of the Corporation. Stock-based compensation in the three months ended June 30, 2011 was $17,820. We incurred no stock-based compensation during the second quarter of 2010.

The 1,227,755 stock options granted on June 13, 2011 have an estimated fair value of $1,316,911 for an average value of $1.04 to $1.10 per stock option using the CRR option pricing model with the following key assumptions:

The Company does not believe any of the options will be forfeited because most of the stock options are granted to long-term employees and officers. In addition, since the performance condition will be set at a reasonably achievable level, the Company believes 100% of the performance conditions can be met.

June 13, 2011
Expected life	5.5 – 6.5 years
Expected volatility	95%
Risk-free interest rate	1.74% - 2.10%
Dividend yield	0%

The expected life of options represents the period of time the granted options are expected to be outstanding. As the Company had not previously granted options, no historical exercising pattern could be followed in estimating the expected life. Therefore, the expected life was estimated as the average of the contractual term and the vesting period. The Company has not paid dividends in the past nor does it expect to pay dividends in the foreseeable future.

Compensation expense for stock options is recognized over the vesting period. During the three months ended June 30, 2011, compensation expense of $17,820 (June 30, 2010 - $Nil) was recognized in the interim condensed consolidated statements of income.

Other expenses

Other expenses mainly consist of late delivery settlements and maintenance costs. Other expenses in the three months ended June 30, 2011 was $348,901 compared with $65,381 in the same period of 2010.

Operating profit and operating profit margin

Operating profit is defined as gross profit minus operating expenses but before change in fair value of derivatives and income taxes. Operating profit in the three months ended June 30, 2011 was $852,978 compared with $5,708,256 in the same period of 2010, primarily due to the decreased revenues in the second quarter of 2011. The operating profit margin decreased to 4.2 percent for the second quarter of 2011 compared with 15.6 percent for the same period of 2010. The decrease in operating profit margin resulted from reduced revenues, while we had leveled SG&A expenses and interest expenses in the three months ended on June 30, 2011compared with the same period of 2010.

Interest expense

Interest expense in the three months ended June 30, 2011 decreased 18.3 percent to $365,460 from $447,475 in the same period of 2010. The decrease is primarily associated with the decreased employee loan interest.

Change in fair value of embedded derivative

The embedded derivative is related to the Company’s $20 million Convertible Debt offering completed in January 2008. The change in the fair value of embedded derivatives was a periodic adjustment to the estimated cost to the Company which was provided by the Cox-Ross-Rubinstein Binomial Lattice valuation model (CRR model)

The CRR model depends on the following assumptions: the Company’s common stock price underlying the warrants; strike price; conversion price; expected life; expected volatility; risk free interest rate; and dividend rate. During the second quarter of 2011, our common stock price experienced large fluctuations with the price decreasing from $1.90 on April 1, 2011 to $1.40 on June 30, 2011. The decrease in stock price and expected volatility caused a decrease in fair value for warrants and the change of fair value was booked as a reverse of non-cash expense.

The company recorded $(409,478) in the change in fair value of embedded derivatives in the three months ended June 30, 2011 compared with $(1,307,129) in the same period of 2010.

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

The change in fair value of warrants was $(263,623) in the three months ended June 30, 2011, compared to $(2,242,663) during the same period of 2010, which consisted of the periodic adjustment to the estimated cost to the company to provide the common shares, assuming that all of the warrants will be exercised sometime in the future. The basis for estimating the cost to provide the common shares was provided by the valuation model. The CRR model depends on the following assumptions: the Company’s common stock price underlying the warrants; strike price; expected life; expected volatility; risk free interest rate; and dividend rate. During the second quarter of 2011, our common stock price experienced large fluctuations with the price decreasing from $1.90 on April 1, 2011 to $1.40 on June 30, 2011. The decrease in stock price and expected volatility caused a decrease in fair value for warrants and the change of fair value was booked as a reverse of non-cash expense. While During the second quarter of 2010, our common stock price experienced large fluctuations with the price decreasing from $3.76 on April 1, 2010 to $2.32 on June 30, 2010. The decrease in stock price and expected volatility caused a decrease in fair value for warrants and the change of fair value was booked as a reverse of non-cash expense.

Provision for income taxes

The $985,101 provision for income taxes for the three months ended June 30, 2011 decreased from $1,531,461 for the three months ended June 30, 2010 due to decrease in net income from business operations.

Net income

Net income for the three months ended June 30, 2011 decreased 89.6 percent to $574,900 compared to $5,567,946 in the same period of 2010. The decrease in net income was mainly due to reduced total revenue and increased SG&A expense to total revenue.

The periodic revaluation of derivatives and warrants also contributed approximately $0.7 million during the quarter mainly due to the decrease of our common stock price.

Charge to noncontrolling interest

The Company had no such cost during the second quarter of 2011.

Basic and diluted earnings per share

Basic earnings per share was $0.02 in the three months ended June 30, 2011, compared to $0.17 in the same period of 2010. Diluted earnings per share was $0.01 in the three months ended June 30, 2011, compared to $0.13 in the same period of 2010. The number of shares outstanding doesn’t change significantly from year to year. Earnings available to distribute decreased to $ 0.6 million in the second quarter of 2011 from $5.6 million in the second quarter of 2010.

Common shares used to calculate basic and diluted EPS

The weighted average shares outstanding used to calculate basic earnings per share was 35,078,639 shares in the three months ended June 30, 2011 and 33,065,086 shares in the same period of 2010. The weighted average shares outstanding used to calculate the diluted earnings per share was 36,694,348 shares in the three months ended June 30, 2011 and 35,302,785 shares in the same period of 2010.

Foreign exchange

The company operates in China and the functional currency is Chinese Renminbi (RMB) but the reporting currency is the U.S. dollar, based on the exchange rate of the two currencies. The fluctuation of exchange rates during the three months ended June 30, 2011 and the same period of 2010, when translating the operating results and financial positions at different exchange rates created the accrued gain (loss) on foreign exchange. The gain on foreign exchange in the three months ended June 30, 2011 was $1,721,118, compared with a gain of $834,531 in the same period of 2010.

Six Months Ended June 30, 2010 Compared With Six Months Ended June 30, 2010

Revenues

Our revenues are mainly derived from the sale of residential and commercial units and buildings, infrastructure work we perform for the local government and land development projects in the Baqiao area.

In the six months ended June 30, 2011, most of our revenues came from Puhua Phase One and Puhua Phase Two project.

	6 months	6 months
	ended	ended
Revenues by project:	June 30, 2011	June 30, 2010
US dollars
Project Under Construction
TsiningJunJing II Phase Two (completed on June 30, 2011)	$-	$37,017,035
PuhuaPhase One	12,923,359	19,717,454
PuhuaPhase Two	13,404,060	624,700

Projects Completed
TsiningJunJing II Phase Two	6,163,029
TsiningJunJing II Phase One	1,273,773	7,230,906
TsiningJunJing I	672,697	2,373,840
Tsining-24G	695,439	126,519
Tsining Gang Wan	97,716	94,361
Tsining In Home	-	426,632
Additional Project
Revenues from the sale of properties	$35,230,073,	$67,611,447

Revenues from the sale of properties

The revenues from the sale of properties in the six months ended June 30, 2011 decreased 47.9 percent to $35,230,073 from $67,611,447 in the same period of 2010. The decrease was primarily due to the completion of JunJing Two Phase Two during the second quarter of 2011. As a result, the active projects under selling were only Puhua Phase Two and Phase One.

The following table summarizes details of our most significant projects:

	6 Months	6 Months
	Ended	Ended
Revenues by project:	June 30, 2011	June 30, 2010
US$
Project Under Construction		-
Puhua Phase One Project contract sale	$10,102,606	29,902,736
Revenue	12,923,358	19,717,454
Total gross floor area (GFA) available for sale	139,400	139,400
GFA sold during the period	7,956	39,401
Remaining GFA available for sale	22,928	87,046
Phase one percentage of completion	65.1	40.8
Percentage GFA sold during the period	5.7	28.3
Percentage GFA sold to date	84	37.6
Average sales price per GFA	$1,270	760

Puhua Phase Two Project contract sales	24,454,216	2,560,248
Revenue	$13,404,060	624,700
Total gross floor area (GFA) available for sale	263,191	219,746
GFA sold during the period	28,701	4,353
Remaining GFA available for sale	206,676	215,393
Percentage of completion	40.0	22.6
Percentage GFA sold during the period	10.9	2.0
Percentage GFA sold to date	21.4	2.0
Average sales price per GFA	$852	588

Revenues from projects under construction

Puhua Phase One and Phase Two

Puhua Phase One consists of 7 garden houses, 2 mid-rises and 4 high-rises buildings with total expected revenues of approximately $126.8 million. Puhua Phase Two consists of 11 mid-rises and high-rises. The pre-sale of Phase One began in the fourth quarter of 2010 and we were able to secure $10.2 million in contract sales for the 6 months ended June 30, 2011 of which we recognized approximately $13.0 million for the 6 months ended June 30, 2011. For Phase Two we were able to secure $24.7 million in contract sales for the 6 months ended June 30, 2011. We also recognized approximately $13.4 million in revenues based on the percentage of completion method.

Revenues from projects completed

The revenue from completed projects totaled $8,902,655 for the six months ended June 30, 2011, compared to $10,252,257 during the same period of 2010. Due to its completion, JunJing II Phase Two was reclassified to completed projects during the second quarter of fiscal 2011.

Other income

Other income includes property management fees, rental income, revenues from the disposal of fixed assets as well as government’s allowance for the equivalent cost of interest on the Company’s investments required to support infrastructure construction, continued river management and suburban planning for the entire Baqiao high-technology industrial park. We recognized $7,579,815 in other income for the six months ended June 30, 2011 compared with $2,555,262 in the same period of 2010. The 197 percent increase can be explained by the following table which summarizes the breakdown of the other income and their changes during the six months ended June 30, 2011 and 2010:

	For the six months ended
	June 30,	June 30,
	2011	2010
Interest income	$85,131	$178,093
Rental income, net	862,320	840,938
Income from property management services	1,832,067	1,512,939
Miscellaneous construction contracts	2,763,194	-
Gain on disposal of property and equipment	2,037,103	23,292
Total	$7,579,815	$2,555,262

Cost of properties and land

The cost of properties and land in the six months ended June 30, 2011 decreased 46.8 percent to $27,789,214 compared with $52,253,225 in the same period of 2010. The decrease was primarily a result of reduced sales volume during the period. The sales of our JunJing II Phase Two project were completed in the second quarter of 2011. As a result, we had only Puhua Phase One and Phase Two available for sale during the second quarter of 2011, which led to decreased sales volume.

Gross profit and profit margin

Gross profit for the six months ended June 30, 2011 was $10,836,250, representing a decrease of 35.5 percent from $16,799,857 in the same period of 2010. The gross profit margin for the six months ended June 30, 2011 was 25.3 percent compared with 23.9 percent in the same period of 2010. The improved market conditions resulted in an increase in average selling price for all of our projects, which led to an improved gross profit margin. Meanwhile, during the first quarter of 2010, the sales of low margin parking lots also lowered our gross margin for the six months ended June 30, 2010.

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) for the six months ended June 30, 2011 increased 7.3 percent to $6,754,441 from $6,296,449 in the same period of 2010. The increase in SG&A is primarily due to the increased expenses associated with new projects to be constructed in the near future and increased audit expense associated with SOX compliance. Employee salary increases also contributed to the increased administrative expenses. SG&A accounted for 15.8 percent of total revenue for the six months ended June 30, 2011 compared to 9.0 percent for the same period in 2010.

Stock-based compensation

Stock-based compensation results from the employee stock option plan started in the second quarter of 2011. The plan was intended to serve as incentive to employees. Under the plan, 1,227,755 stock options were granted to the employees of the Corporation.

Stock-based compensation in the six months ended June 30, 2011 was $17,820. We incurred no stock-based compensation during the same period of 2010.

The 1,227,755 stock options granted on June 13, 2011 have an estimated fair value of $1,316,911 for an average value of $1.04 to $1.10 per stock option using the CRR option pricing model with the following key assumptions:

The Company does not believe any of the options will be forfeited because most of the stock options are granted to long-term employees and officers. In addition, since the performance condition will be set at a reasonably achievable level, the Company believes 100% of the performance conditions can be met.

June 13, 2011
Expected life	5.5 – 6.5 years
Expected volatility	95%
Risk-free interest rate	1.74% - 2.10%
Dividend yield	0%

The expected life of options represents the period of time the granted options are expected to be outstanding. As the Company had not previously granted options, no historical exercising pattern could be followed in estimating the expected life. Therefore, the expected life was estimated as the average of the contractual term and the vesting period. The Company has not paid dividends in the past nor does it expect to pay dividends in the foreseeable future.

Compensation expense for stock options is recognized over the vesting period. During the three months ended June 30, 2011, compensation expense of $17,820 (June 30, 2010 - $Nil) was recognized in the interim condensed consolidated statements of income.

Other expenses

Other expenses consist mainly of late delivery settlements and maintenance costs. Other expenses in the six months ended June 30, 2011 increased to $390,478 compared with $188,032 in the same period of 2010.

Operating profit and operating profit margin

Operating profit is defined as gross profit minus operating expenses but before change in fair value of derivatives and income taxes. Operating profit in the six months ended June 30, 2011 was $2,167,099 compared with $8,685,768 operating profit in the same period of 2010, primarily due to the reduced revenue during the six months ended June 30, 2011. The operating profit margin was 5.1 percent for the six months ended June 30, 2011 compared with 12.4 percent for the same period of 2010, primarily due to the increased SG&A during the period.

Interest expense

Interest expense in the six months ended June 30, 2011 increased 0.8 percent to $962,608 from $954,500 in the same period of 2010. This increase was primarily due to the increase of employee loan interest.

Change in fair value of embedded derivative

The embedded derivative is related to the Company’s $20 million Convertible Debt offering completed in January 2008. The change in the fair value of embedded derivatives was a periodic adjustment to the estimated cost to the Company, which was provided by the Cox-Ross-Rubinstein Binomial Lattice valuation model (CRR model).

The CRR model depends on the following assumptions: the Company’s common stock price underlying the warrants; strike price; conversion price; expected life; expected volatility; risk free interest rate; and dividend rate. During the six months ended on June 30, 2011, our common stock price experienced large fluctuations with the price decreasing from $2.74 on December 31, 2010 to $1.40 on June 30, 2011. The decrease in stock price and expected volatility caused a decrease in fair value for warrants and the change of fair value was booked as a reverse of non-cash expense.

The company recorded $(1,462,232) in the change in fair value of embedded derivatives in the six months ended June 30, 2011 compared with $(1,873,335) in the same period of 2010.

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

The change in fair value of warrants was $(1,114,274) in the six months ended June 30, 2011, compared to $(2,797,264) during the same period of 2010, which consisted of the periodic adjustment to the estimated cost to the company to provide the common shares, assuming that all of the warrants will be exercised sometime in the future. The basis for estimating the cost to provide the common shares was provided by the valuation model. The CRR model depends on the following assumptions: the Company’s common stock price underlying the warrants; strike price; expected life; expected volatility; risk free interest rate; and dividend rate. During the six months ended on June 30, 2011, our common stock price experienced large fluctuations with the price decreasing from $2.74 on December 31, 2010 to $1.40 on June 30, 2011. The decrease in stock price and expected volatility caused a decrease in fair value for warrants and the change of fair value was booked as a reverse of non-cash expense.

Provision of income taxes

The income tax decreased from $2,540,992 for the six months ended June 30, 2010 to $1,771,590 for the six months ended June 30 is due to the decrease of net income from business operations.

Net income

Net income for the six months ended June 30, 2011 decreased 65 percent to $3,043,983 compared to $8,685,880 in the same period of 2010. The decrease in net income was mainly due to reduced total revenue, and increased SG&A expense; however, the decrease was partly offset by increased gross margin.

The periodic revaluation of derivatives and warrants also contributed approximately $2.6 million during the period mainly due to the decrease of our common stock price.

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

The Company had no such cost during the six month ended June 30, 2011.

Basic and diluted earnings per share

Basic earnings per share was 0.09 in the six months ended June 30, 2011, compared to $(0.17) in the same period of 2010. Diluted earnings per share was $0.05 in the six months ended June 30, 2011, compared to $(0.20) in the same period of 2010. The number of shares outstanding doesn’t change significantly from year to year. Earnings available to distribute increased from $(5.5) million for the 6 months ended June 30, 2010 to $3.0 million in the same period 2011. The negative EPS and Diluted EPS in 2010 were mainly due to Prax restructuring which resulted in the recording of a one-time loss of $14,229,043.

Common shares used to calculate basic and diluted EPS

The weighted average shares outstanding used to calculate basic earnings per share was 34,485,897 shares in the six months ended June 30, 2011 and 32,824,416 shares in the same period of 2010. The weighted average shares outstanding used to calculate the diluted earnings per share was 36,101,606 shares in the six months ended June 30, 2011 and 34,752,732 shares in the same period of 2010.

Foreign exchange

The company operates in China and the functional currency is Chinese Renminbi (RMB) but the reporting currency is the U.S. dollar, based on the exchange rate of the two currencies. The fluctuation of exchange rates during the six months ended June 30, 2011 and the same period of 2010, when translating the operating results and financial positions at different exchange rates, created the accrued gain (loss) on foreign exchange. The gain on foreign exchange in the six months ended June 30, 2011 was $3,083,989, compared with $806,847 in the same period of 2010.

Cash flow discussion

There is net cash inflow of $24,270,216 during the six months ended June 30, 2011 compared with $31,020,859 cash intflow during the same period of 2010.

Operating activity cash inflow was $6,442,484 in the six months ended June 30, 2011, compared with operating cash inflow of $16,315,586 in the same period of 2010 due to the sales of the property.

There was a cash outflow of $3,289,424 for investing activities for the six months ended June 30, 2011, compared with investing cash outflow of $1,042,100 for the same period of 2010, due to the purchase of the property and equipment.

There was a cash inflow of $21,117,156 for financing activities for the six months ended June 30, 2011 compared with $15,747,373 of financing cash intflow in the same priod of 2010 due to the additional bank loans drawn.

Debt leverage

Total debt consists of Payables for acquisition of businesses, Loans from employees, Loans payable, Convertible Debt and mandatorily redeemable noncontrolling interests in Subsidiaries.

Total debt outstanding as of June 30, 2011 was $167.0 million compared with $143.9 million on December 31, 2010. Net debt outstanding (total debt less cash) as of June 30, 2011 was $54.2 million compared with $62.3 million on December 31, 2010. The company's net debt as a percentage of total capital (net debt plus shareholders' equity) was 31.5 percent on June 30, 2011 and 38.0 percent on December 31, 2010 which mainly resulted from additional bank and employee loans.

Liquidity and capital resources

Our principal liquidity demands are based on the development of new properties, property acquisitions, and general corporate purposes. As of June 30, 2011, we had $72,693,792 of cash and cash equivalents, compared to $46,904,161 as of December 31, 2010, an increase of $25,789,631. Along with progress in projects, we can use the internally generated cash flow to fund daily operations.

The Company leases part of its office and land for self-use under various operating lease agreements with expiry dates between the years 2010 and 2041.

The Company is also committed to acquire Shaanxi Bihu Property Development Co., Limited (“Bihu”). The remaining related purchase price to be paid within one year is approximately $9.5 million.

The Company also had various commitments related to land use right acquisition with unpaid balances of approximately $20.0 million. The balances are not due until the vendor removes the existing building on the land and changes the zoning status of the land use right certificate. Based on the current condition, the Company estimates that the balances will be paid in two years.

All future payments required under the various agreements are summarized below.

	Payment due by period
Commitments and Contingencies	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	After 5 years
Operating leases	$3,037,815	$190,487	$143,695	$143,695	$146,836	$146,836	$2,266,266
Acquisition (note 19)	9,545,912	9,545,912	-	-	-	-	-
Land use rights	19,749,955	19,749,955	-	-	-	-	-
Total	$32,333,682	$29,486,354	$143,695	$143,695	$146,836	$146,836	$2,266,266

Financial obligations

The loans payable balances were secured by certain of the Company’s real estate held for development or sale with a carrying value of $102,752,690 at June 30, 2011 (December 31, 2010 - $89,538,930) and certain buildings and income producing properties and improvements with a carrying value of $1,886,795 at June 30, 2011 (December 31, 2010 - $4,458,389). The weighted average interest rate on loans payable as at June 30, 2011 was 6.7% (December 31, 2010 – 5.5%).

The loans payable were also secured by certain real estate units sold to customers. The Company obtained consent from these customers that the Company does not have to remove the mortgage on such apartments or to register the transfer of the ownership of such apartments by the Company to the customers for the time being.

Loans payable

Bank loans represent amounts due to various banks. These loans generally can be renewed with the banks when they expire. Bank loans as of June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010

Xi’an Rural Credit Union Zao Yuan Rd. Branch
Due July 2, 2011, annual interest is at 8.496 percent, secured by the Company’s Jun Jing Yuan I, Han Yuan and XinXing Tower projects	2,784,869	2,727,273

Xinhua Trust Investments Ltd.
Due February 10, 2012, annual interest is at 10 percent, secured by the 24G project	23,207,240	22,727,273

Commercial Bank Weilai Branch
Annual interest is prime with a 30% increase, secured by the Company’s Jun Jing Yuan II Building Number 12 $309,430 is payable on August 29, 2011; $773,575 is payable on March 31, 2012; $773,575 is payable on June 30, 2012; and $618,859 is payable on July 23, 2012	2,475,439	4,090,909

Bank of Beijing, Xi’an Branch
Due December 10, 2012, annual interest is at the prime rate of People’s Bank of China (6.31%) secured by the PuHua project with a minimum repayment of $7.6 million required by December 31, 2011.	15,471,494	22,727,273

Xi’an Duqu Trust Bank
Due June 11, 2011, annual interest is at 9.18 percent, secured by the Company’s Junjing Yuan I properties	-	681,817

JP Morgan International Bank Limited Brussels Branch
Due December 14, 2011, annual interest is at 1.2 percent, secured by a $34,656,146 restricted cash	30,016,529	30,016,529

Tianjin Cube Equity Investment Fund Partnership
Due December 10, 2012, annual interest is 9.6 percent, secured by JunJing Yuan II Commercial Units	30,942,988	-

Total	$104,898,559	$82,971,074

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to the following market risks, including but not limited to:

General Real Estate Risk

There is a risk that the Company’s property values could go down due to general economic conditions, a weak market for real estate generally, or changing supply and demand. The Company’s property held for sale value, approximately $136.5 million at the end of June 30, 2011, may change due to market fluctuations. Currently, it is valued at our cost which is significantly below the market value.

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

(b)     Changes in Internal Control over Financial Reporting.

During the quarter ended June 30, 2011, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

China Housing & Land Development, Inc.

August 15, 2011	By:	/s/ Xiaohong Feng
Xiaohong Feng
Chief Executive Officer (Principal Executive Officer)

August 15, 2011	By:	/s/ Cangsang Huang
Cangsang Huang
Chief Financial Officer (Principal Financial and Accounting Officer)