Form 10-Q
period 2011-09-30
China Housing & Land Development, Inc.
filed 2011-11-14
CIK 1303330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-51429
(Commission file number)

CHINA HOUSING & LAND DEVELOPMENT, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-1334845
(State or other jurisdiction of	(IRS Employer Identification
incorporation or organization)	No.)

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
Yes ☐ No ☒

The number of shares of Common Stock outstanding on November 14, 2011 was 34,961,339 shares.

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
“GFA” means gross floor area.

CHINA HOUSING & LAND DEVELOPMENT, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Interim Condensed Consolidated Balance Sheets
As of September 30, 2011 (Unaudited) and December 31, 2010

	September 30,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$74,098,123	$46,904,161
Cash - restricted	40,701,899	34,756,450
Accounts receivable, net of allowance for doubtful accounts of $314,908 and $266,493, respectively	13,910,436	9,297,505
Other receivables, prepaid expenses and other assets, net	3,930,649	7,653,925
Real estate held for development or sale	148,301,082	104,586,550
Property and equipment, net	31,728,567	29,735,836
Advance to suppliers	844,374	1,223,366
Deposits on land use rightss	63,508,273	74,938,729
Intangible assets, net	53,488,970	51,846,410
Goodwill	1,869,798	1,806,905
Deferred financing costs	290,894	401,703
Total assets	$432,673,065	$363,151,540

LIABILITIES
Accounts payable	$29,523,570	$22,542,083
Advances from customers	69,581,165	52,229,189
Accrued expenses	2,307,947	2,507,638
Payable for acquisition of businesses	-	2,363,385
Income and other taxes payable	13,584,230	15,429,752
Other payables	6,039,241	5,663,222
Loans from employees	12,213,860	8,787,879
Loans payable	105,275,231	82,971,074
Deferred tax liability	14,712,954	14,344,712
Warrants liability	86,886	2,766,382
Fair value of embedded derivatives	504,789	2,027,726
Convertible debt	8,939,523	16,251,840
Mandatorily redeemable non-controlling interests in Subsidiaries	45,890,236	33,535,969
Total liabilities	308,659,632	261,420,851

SHAREHOLDERS' EQUITY
Common stock: $.001 par value, authorized 100,000,000 shares; issued 35,078,639 and 32,685,331, respectively	35,079	32,685
Additional paid in capital	48,865,219	38,996,078
Common stock held in treasury, at cost (117,300 shares at September 30, 2011 and 0 shares at December 31, 2010).	(167,357)	-
Common stock subscribed	-	59,606
Statutory reserves	6,654,715	6,654,715
Retained earnings	48,975,756	41,528,907
Accumulated other comprehensive income	19,650,021	14,458,698
Total shareholders' equity	124,013,433	101,730,689

Total liabilities and shareholders' equity	$432,673,065	$363,151,540

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Interim Condensed Consolidated Statements of Income
For The Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	3 Months	3 Months	9 Months	9 Months
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
REVENUES
Real estate sales	$26,711,856	$31,455,921	$61,941,929	$99,067,368
Other income	5,387,137	2,592,853	12,966,952	5,148,115
Total revenues	32,098,993	34,048,774	74,908,881	104,215,483

COST OF REVENUES
Cost of real estate sales	18,829,374	22,568,245	46,618,588	74,821,470
Cost of other income	3,743,196	571,224	7,927,620	1,684,851
Total cost of revenues	22,572,570	23,139,469	54,546,208	76,506,321

Gross margin	9,526,423	10,909,305	20,362,673	27,709,162

OPERATING EXPENSES
Selling, general, and administrative expenses	2,913,008	2,873,590	9,667,449	9,170,039
Stock based compensation	96,438	-	114,258	-
Other expenses	54,267	232,493	444,745	420,525
Interest expense	148,739	433,666	1,111,347	1,388,166
Accretion expense on convertible debt	217,391	363,624	761,195	1,038,732
Total operating expenses	3,429,843	3,903,373	12,098,994	12,017,462

NET INCOME FROM BUSINESS OPERATIONS	6,096,580	7,005,932	8,263,679	15,691,700

CHANGE IN FAIR VALUE OF DERIVATIVES
Loss on extinguishment of debt	-	-	-	2,180,492
Change in fair value of embedded derivatives	(60,705)	(958,688)	(1,522,937)	(2,832,023)
Change in fair value of warrants	58,937	(405,821)	(1,055,337)	(3,203,085)
Total change in fair value of derivatives	(1,768)	(1,364,509)	(2,578,274)	(3,854,616)

Income before provision for income taxes and non-controlling interest	6,098,348	8,370,441	10,841,953	19,546,316

Provision for income taxes	1,758,024	1,926,345	3,529,614	4,467,337
Recovery of deferred income taxes	(62,542)	(31,370)	(134,510)	(82,367)
NET INCOME	4,402,866	6,475,466	7,446,849	15,161,346

Charge to non-controlling interest	-	-	-	(14,229,043)

NET INCOME ATTRIBUTABLE TO CHINA HOUSING & LAND DEVELOPMENT, INC.	$4,402,866	$6,475,466	$7,446,849	$932,303

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	35,071,915	33,082,573	34,683,383	32,911,414

Diluted	36,687,624	37,374,784	36,299,092	35,636,354

NET INCOME (LOSS) PER SHARE
Basic	$0.13	$0.20	$0.21	$0.03

Diluted	$0.12	$0.15	$0.18	$(0.05)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Interim Condensed Consolidated Statements of Comprehensive Income
For The Three and Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	3 Months	3 Months	9 Months	9 Months
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

NET INCOME	$4,402,866	$6,475,466	$7,446,849	$15,161,346

OTHER COMPREHENSIVE INCOME
Gain in foreign exchange	2,107,334	1,561,913	5,191,323	2,368,760

COMPREHENSIVE INCOME	6,510,200	8,037,379	12,638,172	17,530,106

Charge to non-controlling interest	-	-	-	(14,229,043)

Comprehensive income attributable to China Housing & Land Development, Inc.	$6,510,200	$8,037,379	$12,638,172	$3,301,063

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARIES

Interim Condensed Consolidated Statements of Cash Flows
For The Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	September 30,	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,446,849	$15,161,346
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Bad debt recovery	(106)	-
Depreciation	1,458,231	901,085
Stock based compensation	114,258	-
Gain on disposal of fixed assets	(2,132,235)	(287,460)
Gain on disposal of assets held for sale	-	(1,134,675)
Amortization of deferred financing costs	115,873	115,873
Amortization of intangible assets	159,086	-
Recovery of future income taxes	(134,510)	(82,367)
Loss on extinguishment of debt	-	2,180,492
Change in fair value of embedded derivatives	(1,522,937)	(2,832,023)
Change in fair value of warrants	(1,055,337)	(3,203,085)
Accretion expense on convertible debt	761,195	1,038,732
(Increase) decrease in assets:
Accounts receivable	(4,275,924)	(1,986,986)
Other receivable and prepaid expense	3,459,908	(3,218,104)
Real estate held for development or sale	(39,459,829)	2,340,492
Advances to suppliers	426,003	5,631,869
Refund (deposit) on land use rightss	13,713,982	(29,559,410)
Deferred financing costs	-	(140,684)
Increase (decrease) in liabilities:
Accounts payable	6,126,563	(1,470,626)
Advance from customers	15,072,522	23,391,607
Accrued expense	10,714,452	10,609,030
Other payables	149,623	515,184
Income and other taxes payable	(1,854,156)	5,388,733
Net cash provided by operating activities	9,283,511	23,359,023

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(4,591,006)	(74,047)
Purchase of property and equipment	(3,342,218)	(1,123,185)
Cash acquired from acquisition of business	-	2,179
Proceeds from sale of property and equipment	3,097,231	864,518
Proceeds from sale of assets held for sale		412,252
Net cash used in investing activities	(4,835,993)	81,717

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from banks	35,075,203	34,151,372
Repayments of bank loans	(15,364,215)	(19,077,303)
Loans from or repayment to employees, net	3,062,757	2,414,989
Repayments of loans payable for acquisition of business	(2,373,232)	(7,536,715)
Purchase of treasury stock	(167,357)	-
Net cash provided by financing activities	20,233,156	9,952,343

INCREASE IN CASH AND CASH EQUIVALENTS	24,680,674	33,393,083

Effects of foreign currency exchange	2,513,288	1,354,510

CASH AND CASH EQUIVALENTS, beginning of period	46,904,161	36,863,216

CASH AND CASH EQUIVALENTS, end of period	$74,098,123	$71,610,809

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Interim Condensed Consolidated Statements of Shareholders' Equity
As of September 30, 2011 and December 31, 2010
(Unaudited)

	Common Stock		Additional paid	Treasury	Common stock	Statutory	Retained	Accumulated comprehensive
	Shares	Par value	in capital	Stock	subscribed	reserves	earnings	income	Totals

BALANCE, December 31, 2010	32,685,331	$32,685	$38,996,078	$-	$59,606	$6,654,715	$41,528,907	$14,458,698	$101,730,689

Common stock issued for stock based compensation	20,625	21	59,585	-	(59,606)	-	-	-	-

Common stock issued for warrants exercise	619,905	620	1,623,539	-	-	-	-	-	1,624, 159

Common stock issued for conversion of convertible debt	1,752,778	1,753	8,071,759	-	-	-	-	-	8,073,512

Net income	-	-	-	-	-	-	2,469,083	-	2,469,083

Foreign currency translation adjustment	-	-	-	-	-	-	-	1,362,871	1,362,871

BALANCE, March 31, 2011	35,078,639	$35,079	$48,750,961	$-	$-	$6,654,715	$43,997,990	$15,821,569	$115,260,314

Net income	-	-	-	-	-	-	574,900	-	574,900

Stock based compensation	-	-	17,820	-	-	-	-	-	17,820

Foreign currency translation adjustment	-	-	-	-	-	-	-	1,721,118	1,721,118

BALANCE, June 30, 2011	35,078,639	$35,079	$48,768,781	$-	$-	$6,654,715	$44,572,890	$17,542,687	$117,574,152

Net income	-	-	-	-	-	-	4,402,866	-	4,402,866

Stock based compensation	-	-	96,438	-	-	-	-	-	96,438

Stock repurchase – at cost		-	-	(167,357)	-	-	-	-	(167,357)

Foreign currency translation adjustment	-	-	-	-	-	-	-	2,107,334	2,107,334

BALANCE, September 30, 2011	35,078,639	$35,079	$48,865,219	$(167,357)	$-	$6,654,715	$48,975,756	$19,650,021	$124,013,433

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements
September 30, 2011 and 2010 (Unaudited) and December 31, 2010

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

The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries, Xi’an Tsining Housing Development Company Inc. (“Tsining”), Xi’an New Land Development Co. (“New Land”), Manstate Assets Management Limited (“Manstate”), Success Hill Investments Limited (“Success Hill”), Puhua (Xi’an) Real Estate Development Co., Ltd. (“Puhua”), Xi’an Xinxing Property Management Co., Ltd. (“Xinxing Property”), Suodi Co., Ltd. (“Suodi”), Shaanxi Xinxing Construction Co., Ltd. (“Xinxing Construction”), Xinxing FangZhou Housing Development Co., Ltd. (“FangZhou”), Wayfast Holdings Limited (“Wayfast”), Clever Advance Limited (“Clever Advance”), Gracemind Holdings Limited (“Gracemind”), Treasure Asia Holdings Limited (“Treasure Asia”) and AnKang JiYuan Real Estate Development Co., Ltd. (“JiYuan”)    (collectively, the “Subsidiaries”). JiYuan was incorporated on July 28, 2011 for future real estate development projects in AnKang City near Xi’an. Wayfast with its 100% subsidiary - Clever Advance and Gracemind with its 100% subsidiary - Treasure Asia were incorporated as holding companies in March 2009 and they were inactive during the nine months ending September 30, 2011. All inter-company balances and transactions have been eliminated on consolidation. The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with Generally Accepted Accounting Principles (“GAAP”) of the United States of America (“GAAP”).

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair statement of the Company’s interim condensed consolidated balance sheets as at September 30, 2011, the Company’s interim condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2011 and 2010 and, the Company’s interim condensed consolidated statements of cash flows for the three and nine months also ended September 30, 2011 and 2010. These adjustments consist of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

Note 1 – Organization and Basis of Presentation (continued)

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

Foreign exchange rates used:

	September 30, 2011	December 31, 2010	September 30, 2010
Period end RMB/U.S. Dollar exchange rate	6.3780	6.6000	6.6905
Average RMB/U.S. Dollar exchange rate	6.4165	6.7690	6.7677

Note 2 – Mandatorily Redeemable Preferred Stock and Non-controlling Interest

The Company recorded accretion cost on the mandatorily redeemable non-controlling interest using the effective interest method based on effective interest rate of 45%. The related accretion cost incurred for the three and nine months ended September 30, 2011 were $4,056,699 and $10,989,764, respectively (2010 - $5,044,349 and $13,752,833) and was capitalized in real estate construction in progress.

Mandatory Redeemable Non-controlling Interests in Subsidiaries
Mandatory redeemable non-controlling interests in subsidiaries at December 31, 2010	$33,535,969
Capitalized accretion cost on mandatorily redeemable non-controlling interests in subsidiaries	10,989,764
Difference in foreign exchange translation	1,364,503
Mandatorily redeemable non-controlling interests in subsidiaries at September 30, 2011	$45,890,236

The mandatory redemption schedules are as follow:

Date
December 31, 2011	$31,357,792
December 25, 2012	27,594,857
Total	$58,952,649

 Note 3 – Supplemental Disclosure of Cash Flow Information

Income taxes paid amounted to $4,897,768 and $320,530 for the nine months ended September 30, 2011 and 2010, respectively. Interest paid for the nine months ended September 30, 2011 and 2010 amounted to $9,858,269 and $7,389,232, respectively.

Note 4 – Other Receivables, Prepaid Expenses and Deposits

Other receivables and prepaid expenses consisted of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010

Other receivable	$1,690,792	$3,223,089
Allowance for bad debts	(143,327)	(177,392)
Prepaid expenses	546,798	194,389
Prepaid other tax expenses	1,836,386	4,413,839
Other receivables and prepaid expenses	$3,930,649	$7,653,925

Note 5 – Real Estate Held for Development or Sale

The following summarizes the components of real estate inventories at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Real estate projects completed and held for sale
Junjing I project	$3,674,528	$4,012,179
JunJing II project	1,338,012	3,389,501
Tsining 24G project	44,318	621,238
Gangwan project	37,348	96,245
Tsining Home IN project	59,530	57,527
Real estate completed and held for sale	5,153,736	8,176,690

Real estate projects held for development
Puhua project	104,804,440	85,107,643
Tangdu project	4,648,626	4,495,490
Junjing III project	21,206,394	2,569,084
Park Plaza project	6,397,111	2,013,116
JunJing II project phase two (completed as at September 30, 2011)	-	847,697
Golden Bay project	4,327,796	826,948
Other projects	1,089,531	415,152
Construction materials	673,448	134,730
Real estate held for development	143,147,346	96,409,860

Total real estate held for development or sale	$148,301,082	$104,586,550

Interest on debts and accretion costs on mandatorily redeemable non-controlling interest in subsidiaries incurred by the Company for the three and nine months ended September 30, 2011 was $6,548,733 and $20,409,934, respectively (September 30, 2010 - $6,420,373 and $18,523,786). The Company capitalized $6,423,212 in construction in progress during the three months ended September 30, 2011 (September 30, 2010 - $6,025,188), and the Company capitalized $19,361,165 in construction in progress during the nine months ended September 30, 2011 (September 30, 2010 - $17,251,537).

Note 6 – Property and Equipment

Property and equipment consisted of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Income producing properties and improvements	$29,267,851	$28,000,452
Buildings and improvements	4,386,526	4,945,393
Head office under construction	2,542,836	-
Electronic equipment	510,991	445,578
Vehicles	482,391	466,165
Computer software	202,767	179,318
Office furniture	115,121	141,655
Total	37,508,483	34,178,561
Accumulated depreciation	(5,779,916)	(4,442,725)
Property and equipment, net	$31,728,567	$29,735,836

Depreciation expense for the three months ended September 30, 2011 and 2010 amounted to $493,259 and $307,588, respectively. Depreciation expense for the nine months ended September 30, 2011 and 2010 amounted to $1,458,231 and $901,085, respectively. The depreciation expense was included in the selling, general and administrative expenses and cost of other income.

Note 7 – Intangible Asset

Intangible assets consist of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Development rights acquired (a)	$50,633,200	$48,930,082
Land use rights acquired (b)	8,427,461	8,143,992
Construction license acquired (c)	1,180,334	1,140,632
	60,240,995	58,214,706
Accumulated amortization	(6,752,025)	(6,368,296)
Intangible assets, net	$53,488,970	$51,846,410

(a)
The development rights for 487 acres of land in Baqiao Park was obtained through the acquisition of New Land in fiscal 2007. The intangible asset has a finite life. The development rights were originally scheduled to expire on June 30, 2011. The Company was able to extend the rights to June 30, 2016 on November 25, 2010.

(b)
The land use rights were acquired through acquisition of Suodi. The land use rights certificate will expire in November, 2048. The Company amortizes the land use rights over 39 years (36 years remaining).

(c)
The construction license was acquired through acquisition of Xinxing Construction. The construction license, which is subject to be renewed every 5 years, is not amortized and has an indefinite estimated useful life because management believes the Company is able to continuously renew the license in the future. The license was subject to renewal on March 10, 2011. The Company successfully renewed the license to December 31, 2015 during the second quarter.

For the three and nine months ended September 30, 2011, the Company has recorded $53,698 and $159,086 of amortization expense of the land use rights (2010 - $Nil and $Nil). The amortization was included in selling, general and administrative expenses. There was no amortization of the development rights during the three and nine months ended September 30, 2011 and 2010.

Note 8 – Accrued Expenses

	September 30, 2011	December 31, 2010
Accrued expenses	$1,462,555	$2,265,650
Accrued interest on loans	845,392	241,988
Total	$2,307,947	$2,507,638

Note 9 – Payable for Acquisition of Businesses

	September 30, 2011	December 31, 2010
Payable to original shareholders of Xinxing Construction (i)	$-	$2,272,727
Payable to original shareholders of Suodi (ii)	-	90,658
Total	$-	$2,363,385

(i)	The Company has fully repaid the purchase price of Xinxing Construction during the first quarter of fiscal 2011.

(ii)	The Company has fully repaid the amount due to the original shareholders of Suodi during the third quarter of fiscal 2011.

Note 10 – Loans from Employees

The Company has borrowed monies from certain employees to fund the Company’s construction projects. These unsecured loans bear interest at 20% per annum and are available to all employees.

Included in these loans are loans from the Company’s executives.

	September 30, 2011	December 31, 2010
Chairman	$783,945	$757,576
Chief executive officer	313,578	303,030
Chief financial officer	235,183	227,273
	$1,332,706	$1,287,879

Note 11 – Loans payable

Bank loans represent amounts due to various banks. These loans generally can be renewed with the banks when they expire. Bank loans as of September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
Xi’an Rural Credit Union Zao Yuan Rd. Branch
Originally due July 2, 2011, renewed on June 27, 2011 and extended to July 1, 2012, annual interest is at 8.856 percent, secured by the Company’s Jun Jing I building No. 12, Han Yuan and guaranteed by the Company’s President, President’s spouse, CEO, Tsining’s general manager and his spouse	$2,508,624	$2,727,273

Xinhua Trust Investments Ltd.
Due February 10, 2012, annual interest is at 10 percent, secured by the 24G project	23,518,345	22,727,273

Bank of Xian
Annual interest is fixed at 130% of People’s Bank of China prime rate at the time of borrowing (or 8.528%), secured by the Company’s Jun Jing I building No. 12 $783,945 is payable on March 31, 2012; $783,945 is payable on June 30, 2012; and $627,155 is payable on August 29, 2012	2,195,045	4,090,909

Bank of Beijing, Xi’an Branch
Due December 10, 2012, annual interest is at the prime rate of People’s Bank of China (6.31%) secured by the PuHua project with a minimum repayment of $7.6 million required by December 31, 2011.	15,678,896	22,727,273

Xi’an Duqu Trust Bank
Due June 11, 2011, annual interest is at 9.18 percent, secured by the Company’s Junjing Yuan I properties	-	681,817

JP Morgan International Bank Limited Brussels Branch
Due December 14, 2011, annual interest is at 1.2 percent, secured by $34,656,146 of restricted cash	30,016,529	30,016,529

Tianjin Cube Equity Investment Fund Partnership
Due January 27, 2012, annual interest is 9.6 percent, secured by JunJing II Commercial Units	31,357,792	-

Total	$105,275,231	$82,971,074

All loans are used to finance construction projects. All interest paid was capitalized and allocated to various real estate construction projects.

The loans payable balances were secured by certain of the Company’s real estate held for development or sale with a carrying value of $105,817,960 at September 30, 2011 (December 31, 2010 - $89,538,930), certain buildings and income producing properties and improvements with a carrying value of $18,248,354 at September 30, 2011 (December 31, 2010 - $4,458,389). The weighted average interest rate on loans payable as at September 30, 2011 was 6.76% (December 31, 2010 – 5.5%).

Note 11 – Loans payable (continued)

The loans payable were also secured by certain real estate units sold to customers. The Company obtained consent from these customers that the Company does not have to remove the mortgage on such apartments or the register the transfer of the ownership of such apartments by the Company to the customers for the time being.

Note 12 – Fair Value of Financial Instruments

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of the measurement date, September 30, 2011, and the basis for that measurement, by level within the fair value hierarchy:

Fair Value Measurements Using	Assets/Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Warrants liability	$-	$86,886	$-	$86,886
Fair value of embedded derivatives	-	504,789	-	504,789
Total	$-	$591,675	$-	$591,675

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

Note 13 – Convertible Debt

On January 28, 2008, the Company issued Senior Secured Convertible Debt due in 2013 (the “Convertible Debt”) and warrants to subscribe for common shares for an aggregate purchase price of $20 million. Both the warrant and embedded conversion option associated with the Convertible Debt meet the definition of a derivative instrument according to the standard “Accounting for Derivative Instruments and Hedging Activities”. Because the warrant and the convertible debt are denominated in U.S. dollars and the Company’s functional currency is the Chinese RMB, the exemption from derivative instrument accounting provided by the standard is not available and therefore the warrant and embedded conversion option are recorded as a derivative instrument liability and periodically marked-to-market.

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

On January 25, 2011, certain investors requested and the Company’s Board approved the request to convert $9,763,000 of convertible debt into 1,752,783 common shares with related warrants exercised on a two to one cashless basis. The conversion was effective on February 16, 2011. Since the Company’s registration statement became effective during the period, the right to convert the $11 million non-convertible portion of the Convertible Debt and to exercise the warrants on a cashless basis and receive one common share for every two warrants expired.

The fair values of the warrants and embedded conversion option at September 30, 2011 were determined to be $9,974 and $504,789, respectively (December 31, 2010 - $1,920,097 and $2,027,726), using the Cox-Ross-Rubinstein Binomial (“CRR”) Model with the following assumptions:

Note 13 – Convertible Debt (continued)

	September 30, 2011	December 31, 2010
Expected life	1.33-1.42 years	0.16 - 2.16 years
Expected volatility	75%	95% - 100%
Risk-free interest rate	0.17 – 0.18%	0.11 - 0.68%
Dividend yield	0%	0%

For the three months ended September 30, 2011, the Company recorded an increase in fair value for the warrants of $3,863 and an decrease of fair value of embedded derivatives of $60,705, respectively (September 30, 2010 – decrease of $224,605 and $958,688). For the nine months ended September 30, 2011, the Company recorded a decrease in fair value of the warrants and embedded derivatives of $286,333 and $1,522,937, respectively (September 30, 2010 - $2,325,083and $2,832,023), in the interim condensed consolidated statements of income (loss).

The carrying value of the Convertible Debt is accreted to its stated amount on maturity using the effective interest method. The effective interest rate was determined to be 15.42%. The carrying value of Convertible Debt on September 30, 2011 was $8,939,523 (December 31, 2010 - $16,251,840). Related interest and accretion costs for the three months ended September 30, 2011 were $130,806 and $217,391, respectively (September 30, 2010 - $264,859 and $363,624), and for the nine months ended September 30, 2011 were $450,527 and $761,195, respectively (September 30, 2010 - $791,958 and $1,038,732).

Note 14 – Shareholders' Equity

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

Warrants

Pursuant to accounting guidance, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in a Company’s Own Stock”, the warrants issued contain a provision permitting the holder to demand payment based on a valuation in certain circumstances. Therefore, the Company recorded the warrants issued through private placements in 2007 as a liability at their fair value on the date of grant and then revalued them to $76,912 on September 30, 2011 (December 31, 2010 - $846,285) using the CRR Binomial Lattice Model with the following assumptions:

	September 30, 2011	December 31, 2010
Expected life	0.61 years	1.36 years
Expected volatility	85%	70%
Risk-free interest rate	0.08%	0.40%
Dividend yield	0%	0%

The loss from the change in fair value of warrants for the three months ended September 30, 2011 was $55,074 (September 30, 2010 – gain of $181,216), and the gain from the change in fair value of warrants for the nine months ended September 30, 2011 was $769,274 (September 30, 2010 – gain of $878,002).

Including the fair value of warrants associated with the convertible debt (note 13), the total warrant liability as at September 30, 2011 was $86,886 (December 31, 2010 - $2,766,382). The total loss from the change in fair value of warrants for the three months ended September 2011 was $58,937 and the gain for the nine months ended September 2011 was $1,055,337, respectively (September 30, 2010 – gain of $405,821 and $3,203,085).

Note 14 – Shareholders' Equity (continued)

The following table provides information with respect to warrant transactions:

	Number of Warrants Outstanding	Weighted Average Exercise Price
December 31, 2010	3,940,947	$5.06
Exercised	(1,239,816)	6.07
Expired	-	-
September 30, 2011	2,701,131	$4.59

The following summarizes the weighted-average information about the outstanding warrants as at September 30, 2011:

Outstanding Warrants
Exercise Price	Number	Average Remaining Contractual Life
$4.50	2,539,416	0.61 years
$6.07	161,715	1.42 years
$4.59	2,701,131	0.66 years

Stock Options

On June 13, 2011, the Company has granted options to acquire common stock of the Company to employees, officers and directors. The exercise price of the options was determined based on the fair value of the common stock at the grant date.

Options expire on the earlier of ten years from the issue date, subject to earlier termination resulting from an option holder’s death or departure from the Company or change of control. Unless otherwise determined by the Board of Directors, options granted vest as to 30%, 30% and 40% on each of the first, second and third anniversary dates of the option grants. The vesting is also subject to certain performance conditions on each vesting date.

The following table provides information with respect to stock option transactions:

	Number of Stock Options Outstanding	Weighted Average Exercise Price
December 31, 2010	-	$-
Granted	1,227,755	1.39
Expired	-	-
September 30, 2011	1,227,755	$1.39

The following summarizes the weighted-average information about the outstanding stock options as at June 30, 2011:

Outstanding Stock Options
Exercise Price	Number	Average Remaining Contractual Life
$1.39	1,227,755	9.71 years

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

Compensation expense for stock options is recognized over the vesting period. During the three and nine months ended September 30, 2011, compensation expense of $96,438 and $114,258, respectively (September 30, 2010 - $Nil) was recognized in the interim condensed consolidated statements of income.

Note 14 – Shareholders' Equity (continued)

Treasury Stock

The Company approved the plan to repurchase up to $5 million shares of the Company’s common stock. The repurchase will be made from time to time at prevailing market prices, through open market purchases. There is no guarantee as to the exact number of shares that will be repurchased by the Company and the Company may discontinue purchases at any time when the Board of Directors determines additional repurchases are not warranted. The repurchase program is expected to continue over the next 2 years.

During the third quarter of 2011, the Company repurchased 117,300 shares at average price of $1.4 and the total cost of $167,357 was recorded as treasury stock.

Note 15 – Other Revenue

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Interest income	$58,923	$57,484	$144,054	$235,576
Rental income, net	243,348	201,778	1,105,668	1,042,715
Income from property management services	787,818	788,456	2,580,092	2,151,766
Construction contracts incomes	3,087,683	-	5,850,877	-
Gain on disposal of property and equipment	95,100	265,812	2,132,204	289,105
Gain on disposal of assets held for sale	-	1,134,675	-	1,134,675
Miscellaneous income	1,114,265	144,648	1,154,057	294,278
Total	$5,387,137	$2,592,853	$12,966,952	$5,148,115

Miscellaneous income represents gains from settlement (note 21) and other sundry incomes related to final closing of the real estate units.

Note 16 - Segment Reporting

The Company has two reportable segments: Real Estate Development and Sales segment and Real Estate Construction. The Real Estate Development and Sales segment includes operating subsidiaries, Tsining, Puhua, New Land, Suodi, FangZhou and JiYuan, while the Real Estate Construction segment represents Xinxing Construction. These two segments offer different products and services. The reportable segments are managed separately because they produce distinct products and provide different services. The Company and its other subsidiaries, Manstate, Success Hill, FangZhou, Wayfast, Clever Advance, Gracemind, Treasure Asia and Property Management are aggregated as All Others segment. The All Other segment includes revenue from property management services from Property Management and all head office expenses and all expenses resulting from the change in fair value of warrants embedded derivatives. None of other companies has ever met any of the quantitative thresholds for determining reporting segments.

Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company’s consolidated financial statements follows for the 3 months ended September 30, 2011.

	Real Estate Development and sales	Real Estate Construction	All others	Adjustments and Elimination	Consolidated

Revenues from external customers	$26,711,856	$3,087,683	$787,818	$-	$30,587,357
Intersegment revenues	-	5,689,564	-	(5,689,564)	-
Rental income	213,065	30,282	-	-	243,347
Miscellaneous income	1,019,252	247,450	1,586	-	1,268,288
Segments profit before tax	5,795,656	266,443	162,295	(126,046)	6,098,348
Segments assets	422,465,490	8,336,836	1,870,739	-	432,673,065

Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company’s consolidated financial statements follows for the 9 months ended September 30, 2011.

	Real Estate Development and sales	Real Estate Construction	All other	Adjustments and Elimination	Consolidated

Revenues from external customers	$61,941,929	$5,850,877	$2,580,092	$-	$70,372,898
Intersegment revenues	-	11,637,294	-	(11,637,294)	-
Rental income	630,053	475,615	-	-	1,105,668
Miscellaneous income	3,179,277	247,450	3,588	-	3,430,315
Segment profit before tax	10,053,341	553,515	584,582	(349,485)	10,841,953
Segments assets	422,465,490	8,336,836	1,870,739	-	432,673,065

During the fiscal 2010, the Company had only one reportable segment being the Real Estate Development and Sales segment.

Note 17 – Effect of Change in Estimate

Revisions in estimated gross profit margins related to revenue recognized under the percentage of completion method are made in the period in which circumstances requiring the revisions become known. These circumstances may include government fees, construction costs and infrastructure costs which were unknown to the management in the prior periods.

During the three and nine months ended September 30, 2011, real estate development projects with gross profits recognized in the immediate preceding periods had changes in their estimated gross profit margins. As a result of these changes of gross profit, net income for the three and nine months ended September 30, 2011 increase/(decreased) by $19,458 and $(5,257,399) (September 30, 2010 – decrease by $304,667 and $1,732,018), respectively. Basic and diluted earnings per share for the three months ended September 30, 2011 decreased by $0.001, respectively (September 30, 2010 – decrease by $0.01 and $0.01 per share). Basic and diluted earnings per share for the nine months ended September 30, 2011 decreased by $0.15 and $0.15, respectively (September 30, 2010 – decreased by $0.05 and $0.05 per share).

The effect of change in estimate is due to the completion of the Company’s JunJing II project in the second quarter. Upon completion of the project, costs previously unknown to the Company were added to the final costs. The Company agreed to construct additional infrastructure which was not part of the original design of the project for the residents out of good faith and publicrelations. Certain government fees were incurred upon completion of the project. The fees initially waived by Xian local government during the construction stage were reinstated during the final inspection of the JunJing II project. The Company also agreed to pay for additional labor and material incurred by subcontractors.

Note 18 – Earnings (Loss) per Share

Earnings per share for the three and nine months ended September 30, 2011, and 2010 were determined by dividing net income (loss) attributable to China Housing & Land Development, Inc. for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

	3 months	3 months	9 months	9 months
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Numerator
Net income attributable to China Housing & Land Development, Inc. – basic	$4,402,866	$6,475,466	$7,446,849	$932,303
Effect of dilutive securities
Warrants – change in fair value	-	(405,821)	-	(369,884)
Convertible debt – change in fair value and interest expense	156,686	(595,064)	(909,582)	(2,319,064)
Income (loss) attributable to China Housing & Land Development, Inc. – diluted	$4,559,552	$5,474,581	$6,537,267	$(1,756,645)
Denominator
Weighted average shares outstanding – basic	35,071,915	33,082,573	34,683,383	32,911,414
Effect of dilutive securities

Warrants	-	701,547	-	291,706
Convertible debt	1,615,709	3,590,664	1,615,709	2,433,234
Weighted average shares outstanding – diluted	36,687,624	37,374,784	36,299,092	35,636,354
Earnings per share
Basic earnings per share	$0.13	$0.20	$0.21	$0.03
Diluted earnings (loss) per share	$0.12	$0.15	$0.18	$(0.05)

All outstanding warrants have an anti-dilutive effect on the earnings per share and are therefore excluded from the determination of the diluted earnings per share calculations for the three and nine months ended September 30, 2011.

Note 19 – Commitments and Contingencies (continued)

The Company leases part of its office and hotel space under various operating lease agreements with expiry dates between the years 2010 and 2019.

The Company also had various commitments related to the land use rights acquisition with unpaid balances of approximately $19 million. The balances are not due until the vendor removes the existing building on the land and changes the zoning status of the land use rights certificate. Based on the current condition, the Company estimates that the balances will be paid in one year.

All future payments required under the various agreements are summarized below.

	Payment due by period
	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	After 5 years

Operating leases	$3,030,624	$169,331	$145,622	$147,478	$148,804	$148,804	$2,270,585
Land use rights	19,049,859	19,049,859		-	-	-	-
Total	$22,080,483	$19,219,190	$145,622	$147,478	$148,804	$148,804	$2,270,585

Note 20 – Related Party Transactions

One of the Company’s executive officers’ spouse owned 37.83% of common stock of Xi’an Xinxing Days Hotel & Suites (“Days Hotel”). During the three and nine months ended September 30, 2011, the Company has incurred $46,886 and $134,600 fees to Days Hotel, respectively, (2010 - $Nil and $Nil). The Company also sold 14 apartments amounting to $695,439 to Days Hotel during the first quarter. No apartments were sold to Days Hotel during the second and third quarter. As at September 30, 2011, the Company has $146,877 (December 31, 2010 - $38,281) payable to Days Hotel.

Note 21 – Subsequent Events

The Equity Transfer Agreement signed on February 28, 2011 with the shareholders of Shaanxi Bihu Property Development Co.,  Limited (“Bihu”) to acquire all outstanding common shares was terminated on September 30, 2011. Upon termination of the agreement, Bihu paid the Company $640,120 as compensation for the termination of the agreement. The Company treated this as gain and recorded as Other Income.

As part of original agreement, the Company transferred approximately $4.7 million (RMB 30 million) into a restricted cash account for the acquisition on March 2, 2011. The restricted cash was transferred back to regular unrestricted cash account on October 5, 2011.

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

Warrants and derivative liability

As of September 30, 2011, the Company has approximately $86,886 of warrants liability and $504,789 of fair value of embedded derivatives on the balance sheet each representing less than one percent of the total liabilities of the Company.

We utilize the Cox-Rubinstein-Ross (“CRR”) Binomial Lattice Model to estimate the fair values of warrants liability and embedded derivatives. The CRR model depends on the following assumptions: the Company’s common stock price underlying the warrants; strike price; conversion price; expected life; expected volatility; risk free interest rate; and dividend rate. We have used the CRR Binomial Lattice Model for the past 3 years. We do not expect any significant changes to the assumptions except for the common share price and the expected volatility.

We estimate the fair value of warrants liability and embedded derivatives every quarter and recognize the change in fair value as gain or loss on our current quarter consolidated statement of income. The fair values of warrant liabilities and embedded derivatives have changed during the past few years according to the valuation models and the fair values are positively related to the market share price movement and the volatility.

During the three months ended September 30, 2011, our common stock price experienced fluctuations with the price increasing from $1.43 on July 1, 2011 to $1.49 on September 30, 2011. The increase in stock price caused an increase in fair value for warrant liability and a decrease in embedded derivatives. As a result, we incurred approximately $58,937 as a change in fair value of warrants as an non-cash expense and recognized $60,705 as a change in fair value of embedded derivatives as a non-cash gain.

The following table summarizes the fair value of warrant liabilities and embedded derivative as of the periods indicated.

	September 30, 2011	December 31, 2010

Fair value of warrants liability	$86,886	$2,766,382
Fair value of embedded derivatives	$504,789	$2,027,726

The following tables summarize all of the warrants and conversion options outstanding and the assumptions used for their valuations as of September 30, 2011 and December 31, 2010.

Investor Warrants:	9/30/2011	12/31/2010
Strike price	6.07	6.07
Market price	1.49	2.74
Valuation date	9/30/2011	12/31/2010
Expiry date	2/28/2013	2/28/2013
Volatility	75.00%	100.00%
Risk free rate	0.18%	0.68%
Option value	0.06168	0.97788

Number of warrants	161,715	1,401,531

Value	9,974	1,920,097

Investor Warrants: 5-7-2007	9/30/2011	12/31/2010
Strike price	4.50	4.50
Market price	1.49	2.74
Valuation date	9/30/2011	12/31/2010
Expiry date	5/9/2012	5/9/2012
Volatility	85.00%	70.00%
Risk free rate	0.08%	0.40%

Option value	0.03254	0.45965

# of warrants	2,539,416	2,539,416

Value	76,912	846,285

Conversion Option Valuation:	9/30/2011	12/31/2010
Strike price	5.57	5.57
Market price	1.49	2.74
Valuation date	9/30/2011	12/31/2010
Expiry date	1/28/2013	1/28/2013
Volatility	75.00%	95.00%
Risk free rate	0.17%	0.11%
Option value	0.06486	0.01800

Host Value – principal	8,999,500	1,237,500
Host Value – interest	-	-

Shares issuable on conversion (1)	1,615,709	3,590,664

Option value – principal	504,789	2,027,726

Derivative value	504,789	2,027,726

(1)  The increase in shares issuable on conversion is due to the amendment entered into on June 10, 2010 by the Company and the applicable investors, which grants those investors the right to convert the $11 million Non-convertible Portion of the Convertible Debt. Please refer to Note 13 of the Financial Statements for detailed information.

Real estate held for development or sale, intangible assets and deposits on land use rights

We evaluate the recoverability of our real estate developments taking into account several factors including, but not limited to, our plans for future operations, prevailing market prices for similar properties and projected cash flows.

We review real estate projects whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, we measure impairment by comparing the carrying value to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the total of the expected undiscounted cash flow is less than the carrying amount of the assets, we recognize an impairment loss based on the fair value of the assets.

Our judgments and estimates related to impairment include our determination of whether an event has occurred to warrant an impairment test. If a test is required, we will have to make additional judgments and estimations such as our expectations of future cash flows and the calculation of the fair value of the impaired assets.

When real estate costs are determined to be impaired, they are written down to their estimated net realizable value. The Company evaluates the carrying value for impairment based on the undiscounted future cash flows of the assets. Write-downs of real estate costs deemed impaired are recorded as adjustments to the cost basis. There has been no impairment on real estate inventories and no impairment loss has been recorded for the three and nine months ended September 30, 2011 and 2010.

The following summarizes the components of real estate inventories as at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Real estate projects completed and held for sale
Junjing I project	$3,674,528	$4,012,179
JunJing II project	1,338,012	3,389,501
Tsining 24G project	44,318	621,238
Gangwan project	37,348	96,245
Tsining Home IN project	59,530	57,527
Real estate completed and held for sale	$5,153,736	$8,176,690

Real estate projects held for development
Puhua project	104,804,440	85,107,643
Tangdu project	4,648,626	4,495,490
Junjing III project	21,206,394	2,569,084
Park Plaza project	6,397,111	2,013,116
JunJing II project phase two (completed as at June 30, 2011)	-	847,697
Golden Bay project	4,327,796	826,948
Other projects	1,089,531	415,152
Construction materials	673,448	134,730
Real estate held for development	143,147,346	96,409,860

Total real estate held for development or sale	$148,301,082	$104,586,550

Interest on debts and accretion costs on mandatorily redeemable non-controlling interest in subsidiaries incurred by the Company for the three and nine months ended September 30, 2011 were $6,548,733 and $20,409,934, respectively (September 30, 2010 - $6,420,373 and $18,523,786). The Company capitalized $6,423,212 in construction in progress during the three months ended September 30, 2011 (September 30, 2010 - $6,025,188), and the Company capitalized $19,361,165 in construction in progress during the nine months ended September 30, 2011 (September 30, 2010 - $17,251,537).

Intangible asset

The intangible asset consists of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Development rights acquired (a)	$50,633,200	$48,930,082
Land use rights acquired (b)	8,427,461	8,143,992
Construction license acquired (c)	1,180,334	1,140,632
	60,240,995	58,214,706
Accumulated amortization	(6,752,025)	(6,368,296)
Intangible assets, net	$53,488,970	$51,846,410

(a)
The development rights for 487 acres of land in Baqiao Park was obtained through the acquisition of New Land in fiscal 2007. The intangible asset has a finite life. The development rights were originally scheduled to expire on June 30, 2011. The Company was able to extend the rights to June 30, 2016 on November 25, 2010.

(b)
The land use rights were acquired through acquisition of Suodi. The land use rights certificate will expire in November, 2048. The Company amortizes the land use rights over 39 years (36 years remaining).

(c)
The construction license was acquired through acquisition of Xinxing Construction. The construction license, which is subject to renewal every 5 years, is not amortized and has an indefinite estimated useful life because management believes the Company will be able to continuously renew the license in the future. The license was subject to renewal on March 10, 2011. The Company successfully renewed the license until December 31, 2015 during the second quarter of 2011.

For the three and nine months ended September 30, 2011, the Company has recorded $53,698 and $159,086 of amortization expense of the land use rights (2010 - $Nil and $Nil), respectively. The amortization expense was included in selling, general and administrative expenses. There was no amortization of the development rights during the three and nine months ended September 30, 2011 and 2010.

Deposits on land use rights

	September 30, 2011	December 31, 2010
Deposits on land use rights	63,508,273	74,938,729

The decrease in deposits on land use rights was mainly due to reclassification of the deposits on land use rights of the JunJing III project to real estate held for development or sale, as the Company completed a transaction to purchase the land use rights for the JunJing III project during the first quarter of 2011.

The Company conducts regular reviews of the deposits on land use rights. After review and assessment, the Company concluded that there was no significant decrease in the market price and therefore no impairment write-down was required. According to E-House (China) Real Estate Research Institute the average residential sale price in Xi’an city was stable in the fiscal quarter ended September 30, 2011. The average sale price increased to 7,411 RMB per square meter (approximately US$1,155 per square meter) from 6,799 RMB (approximately US$1,046 per square meter) in the second quarter 2011, representing an increase of 9.0 percent quarter-over-quarter.

Material trends and uncertainties that may impact continuing operations

Changes in national and regional economic conditions, as well as in areas where we conduct our operations and where prospective purchasers of our homes live, may result in more caution on the part of homebuyers resulting in fewer home purchases. According to data from the Xi’an Bureau of Statistics, Xi’an city’s real estate transaction volume (in terms of sq. meter signed) decreased about 14.2% in the third quarter of 2011 compared to the same period of 2010. All of our projects are currently in Xi’an city. During the third quarter of 2011, our revenue of properties decreased approximately 15.1% over same period of 2010, which was mainly due to the fact that the majority of the units from the JunJing II project have been sold and new projects such as JunJing III and Park Plaza have not yet met all the revenue recognition criteria.

Virtually all purchasers of our homes finance their acquisitions through lenders providing mortgage financing. A substantial increase in mortgage interest rates or unavailability of mortgage financing would adversely affect the ability of prospective homebuyers to obtain the financing they need in order to purchase our homes, as well as the ability of prospective move-up homebuyers to sell their current homes. For example, if mortgage financing became less available, demand for our homes could decline. A reduction in demand could also have an adverse effect on the pricing of our homes because we (and our competitors) may reduce prices in an effort to compete for home buyers. A reduction in pricing could result in a decline in revenues and margins. Additionally, policies were implemented by the local government in February 2011 to curb speculation in the real estate market. These new policies included capping year-over-year housing unit ASP increases to 15%, restricting third-time home purchases for local residents and second-time home purchases for non-local residents. These new policies could result in buying delays amongst potential new customers, which could impact our revenues.

The real estate development industry is capital intensive, requiring significant up-front expenditures to acquire land and begin development. Accordingly, we incur substantial indebtedness to finance our homebuilding and land development activities. Although we believe that internally generated funds and our current borrowing capacity will be sufficient to fund our capital and other expenditures (including land acquisition, development and construction activities), the amounts available from such sources may not be adequate to meet our needs. If such sources are not sufficient, we would seek additional capital in the form of debt or equity financing from a variety of potential sources, including bank financings and/or securities offerings. The availability of borrowed funds, to be utilized for land acquisition, development and construction, may be greatly reduced, and the lending community may require larger amounts of equity to be invested by borrowers in a project in connection with new loans. Failure to obtain sufficient capital to fund planned capital and other expenditures could have a material adverse effect on our business.

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

As of September 30, 2011, we had $74,098,123 of cash and cash equivalents, compared to $46,904,161 as of December 31, 2010, an increase of $27,193,962. As of September 30, 2011, we had loans payable of $105,275,231, of which $37,616,529 is due within 2011 and remaining balance is due in 2012. As of December 31, 2010, our loans payable was $82,971,074.

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

BUSINESS

Our Company

We are a leading residential real estate developer with a focus on fast growing Tier II and Tier III cities in Western China. We are dedicated to providing quality and affordable housing to middle class families. The majority of our customers are first time home buyers and first time up-graders, that, we believe, will benefit from China’s rapid gross domestic product (“GDP”) growth and the middle classes’ corresponding increase in purchasing power.

We commenced operations in Xi’an in 1999 and have been considered to be one of the industry leaders and one of the largest private residential developers in the region. We have experienced significant growth in the past 12 years and have completed over 1.3 million square meters of residential projects. Through the utilization of modern design and technology, as well as a strict cost control system, we are able to offer our customers high quality, cost-effective products. Most of our projects are designed by world-class architectural firms from the United States, Canada and Europe. These firms have introduced advanced “eco” and “green” technologies into our projects.

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

Our Strategies

We are primarily focused on the development, construction, and sale and management of residential real estate properties in order to capitalize on the rising demand for real estate from China’s emerging middle class. We strive to become the market leader in Western China and plan to implement the following specific strategies to achieve our goal:

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

Our Competitive Strengths

We believe we have the following competitive strengths that will enable us to compete effectively and to capitalize on the growth opportunities in our market:

Leading position in our market and industry

We are one of the largest private residential real estate developers in Western China. We believe that we have strong design and sales capabilities as well as a well-regarded brand name in the region. Due to strong local project experience and long-term relationships with the central and local governments, we have been able to acquire significant land assets at reasonable costs, thereby providing a strong pipeline of potential future business and revenues over the next three to five years.

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

Our Property Projects

We provide three fundamental types of real estate developments:

●	High-rise apartment buildings, typically 19 to 33 stories, usually constructed of steel-reinforced concrete, that are completed within approximately 24 months of securing all required permits.

●	Mid-rise apartment buildings, typically 7 to 18 stories, usually constructed of steel-reinforced concrete, that are completed within approximately 12 to 18 months of securing all required permits.

●	Low-rise apartment buildings and villas, typically 2 to 6 stories, often constructed of steel-reinforced concrete, that are completed within approximately 12 months of securing all required permits.

Our projects can be classified into one of four stages of development:

●
Projects in planning, which include projects for which we have purchased the development and or land use rights for parcels of land as part of our project development pipeline. The completion of projects on these sites is subject to adequate financing, approval of permits, receipt of licenses and certain market conditions;

●
Projects in process, which include developments where we have typically secured the development and land use rights, and where the site planning, architecture, engineering and infrastructure work is in progress;

●	Projects under construction, where the building construction has started but has not yet been completed; and

●	Completed projects with units available for sale, where the construction has been finished and most of the units in the buildings have been sold or leased.

Projects Under Construction

Project Name	Type of Projects	Actual or Estimated Construction Period	Actual or Estimated Pre-sale Commencement Date	Total Site Area (m2)	Total Gross Floor Area (m2)	Sold GFA by September 30, 2011 (m2)
Puhua Phase One	Multi-Family residential & Commercial	Q2/2010 - Q3/2011	Q4/2009	47,600	139,400	97,198

Puhua Phase Two	Multi-Family residential & Commercial	Q2/2010 - Q3/2012	Q2/2010	47,300	260,810	55,766

Project name	Total Number of Units	Number of Units sold by September 30, 2011	Estimated Revenue ($million)	Contracted Revenue by September 30, 2011 ($million)	Recognized Revenue by September 30, 2011 ($million)
Puhua Phase One	838	720	127.4	91.0	69.3

Puhua Phase Two	1,284	573	245.4	61.4	33.9

Puhua: The Puhua project, the Company’s 79 acre joint venture located in the Baqiao New Development Zone, has a total land area of 192,582 square meters and an expected GFA of approximately 640,000 square meters.

The construction of the Puhua project began in June 2010. The entire four phase project is expected to be completed in the third quarter of 2014, with estimated revenues of $700 million. The Company began accepting pre-sale contracts for units in the Puhua Phase One project on October 24, 2009. As of Sep 30, 2011, the contract revenue for Puhua project is $152.4 million.

Projects under planning and in process

Project Name	Type of Projects	Estimated Construction Period	Estimated Pre-sale Commencement	Total Site Area (m2)	Total GFA (m2)	Total Number of Units
Baqiao New Development Zone	Land Development	2010- 2020	N/A	N/A	N/A	N/A
JunJing III	Multi-Family residential & Commercial	Q4/2010- Q1/2012	Q4/2011	8,094	49,636	570
Park Plaza	Multi-Family residential & Commercial	Q2/2011- Q4/2014	Q2/2012	44,250	141,822	2,000
Golden Bay	Multi-Family residential & Commercial	Q2/2011- Q4/2014	Q3/2012	146,099	252,540	N/A
Textile City	Multi-Family residential & Commercial	Q3/2012- O3/2018	Q4/2012	433,014	630,000	N/A

Baqiao New Development Zone: On March 9, 2007, we entered into a Shares Transfer Agreement with the shareholders of Xi’an New Land Development Co., Ltd. (“New Land”), under which the Company acquired 32,000,000 shares of New Land, constituting 100% equity ownership of New Land. This acquisition gave the Company the exclusive rights to develop and sell 487 acres of land in a newly designated satellite city of Xi’an.

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

In December 2010, we signed a preliminary contract with the local government with the intention of acquiring a 107 acre tract of land for development of a new real estate housing project. The new project is expected to begin in the third quarter of 2011, with an estimated total GFA of 630,000 square meters.

After selling 18.4 acres, placing 79 acres in the joint venture, and setting aside approximately 42 acres for the Golden Bay Project, about 348 acres remains available for the Company to develop in the Baqiao project.

JunJing III: JunJing III is located near our JunJing II project and the city expressway. It has an expected total GFA of about 49,636 square meters. The project will consist of 3 high rise buildings, each 28 to 30 stories high. The project is targeting middle to high- income customers who require a high quality living environment and convenient transportation to the city center. We started construction during the fourth quarter of 2010 and expect to begin recognizing revenue during the fourth quarter of 2011. The total estimated revenue from this project is about $46 million.

As of Sep 30, 2011, customers have pledged to purchase $38.2 million JunJing III units. The revenue will be recognized based on the percentage of completion method upon obtaining all the necessary government permits. In an effort to reduce speculation, the Xi’an government has extended the number of days required to secure the necessary construction permits, which has caused the delay of the revenue recognition of Junjing III. The Company has been able to obtain two out of five permits as of October 2011, and expects to obtain the remaining permits in the fourth quarter of 2011.

Park Plaza: In July 2009, the Company entered into a Letter of Intent to acquire 44,250 square meters of land in the center of Xi’an for the Park Plaza project. The Company intends to develop a large mid to upper income residential and commercial development project on this site, with an estimated GFA of 141,822 square meters. We anticipate accepting pre-sale purchase agreements in the second quarter of 2012, and revenues from pre-sale agreements will begin to be recognized when all revenue recognition criteria have been met. The total revenue from Park Plaza is estimated to be $154 million.

Golden Bay: The Golden Bay project is located within the Baqiao project, with a total GFA of 252,540 square meters. The Golden Bay project will consist of residential buildings as well as a commercial area. We expect to begin accepting presale purchase agreements in the third quarter of 2012.

Textile City: The Textile City project is located within the Baqiao New Development Zone. The project consists of residential buildings and a commercial area. Construction is expected to start in the fourth quarter of 2012 and the entire project will take 5 years.

Completed Projects with Units Available for Sale

Project name	Type of Projects	Completion Date	Total Site Area (m2)	Total GFA (m2)	Total Number of Units	Number of Units sold by September 30, 2011
JunJing II Phase Two	Multi-Family . residential & Commercial	Q2/2011	29,800	121,888	1,015	1,014
JunJing II Phase One	Multi-Family residential & Commercial	Q4/2009	39,524	142,214	1,215	1,200
JunJing Garden I	Multi-Family residential & Commercial	Q3/2006	55,588	167,931	1,671	1,668

JunJing II Phase Two: The construction of JunJing II Phase Two commenced in the second quarter of 2009 and pre-sales started within the same quarter. As of June 30, 2011, the contract revenue for Phase Two is $100 million and we have recognized all the contract revenue as the percentage of completion reached 100%.

JunJing II Phase One: We started the construction of JunJing II phase one in the third quarter of 2007 and started the pre-sale campaign in the second quarter of 2007. The project was completed in December 2009 and generated total revenue of $95 million.

Tsining JunJing Garden I (JunJing Garden I): 369 North Jinhua Road, Xi’an. JunJing Garden I was the first German style residential & commercial community in Xi’an, designed by the world-famous WSP architectural design house. Its target customers were local middle income families. The project has 15 residential apartment buildings consisting of 1,671 one to five bedroom apartments. It features secure parking, cable TV, hot water, heating systems and access to natural gas. Total GFA available was 167,931 square meters. JunJing Garden I was also a commercial venture that houses small businesses serving the needs of JunJing Garden I residents and the surrounding residential communities. The project was completed in September 2006.

CONSOLIDATED OPERATING RESULTS

Three Months Ended September 30, 2011 Compared With Three Months Ended September 30, 2010

Revenues

Our revenues are mainly derived from the sale of residential and commercial units and buildings, infrastructure work we perform for the local government and land development projects in the Baqiao area. In the third quarter of 2011, most of our revenues came from the Puhua Phase One and Puhua Phase Two projects.

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

	Three months	Three months
	ended	ended
Revenues by project:	Sep 30, 2011	Sep 30, 2010
US$
Project Under Construction
Puhua Phase One	12,852,050	2,977,388
Puhua Phase Two	12,588,905	-
Tsining JunJing II Phase Two (Completed on June 30, 2011)		10,104,983
Projects Completed
Tsining JunJing II Phase One	1,118,044	1,200,153
Tsining JunJing II Phase Two (Under construction on September 30, 2010)	$107,068	$
Tsining JunJing I	45,789	506,270
Tsining-24G	-	1,565,565
Tsining Gang Wan	-	-
Tsining In Home	-	78,659
Revenues from the sale of properties	$26,711,856	$31,455,921

The following table summarizes details of our most significant projects:

	Three Months	Three Months
	Ended	Ended
Revenues by project:	Sep 30, 2011	Sep 30, 2010
US$
Project Under Construction
Puhua Phase One contract sales	$5,806,231	$12,108,057
Revenue	12,852,050	10,104,983
Total gross floor area (GFA) available for sale	139,400	139,730
GFA sold during the period	4,829	14,145
Remaining GFA available for sale	18,099	68,605
Percentage of completion	74.6%	49.7%
Percentage GFA sold during the period	3.5%	10.1%
Percentage GFA sold to date	87.2%	45.4%
Average sales price per GFA	$1,202	$850

Puhua Phase Two contract sales	14,859,498	9,538,222
Revenue	$12,588,905	$2,977,388
Total gross floor area (GFA) available for sale	260.810	218,635
GFA sold during the period	13,534	12,768
Remaining GFA available for sale	193,142	179,119
Percentage of completion	47.58%	26.6%
Percentage GFA sold during the period	5.2%	5.8%
Percentage GFA sold to date	26.0%	8.7%
Average sales price per GFA	$1,098	$747

*Difference in total GFA available for sale is due to addition of a new building

Revenues from projects under construction

Puhua Phase One

Puhua Phase One consists of 7 garden houses, 2 mid-rise and 4 high-rise buildings with total expected revenues of approximately $127.4 million. During the third quarter of 2011, we were able to secure $6 million in contract sales. We also recognized approximately $12.9 million in revenues based on the percentage of completion method.

Puhua Phase Two

Puhua Phase two has expected revenues of approximately $245.4 million. During the third quarter of 2011, we were able to secure $14.9 million in contract sales. We also recognized approximately $12.6 million in revenues based on the percentage of completion method.

Please note that the method of percentage of completion was utilized to recognize revenue from January 1, 2008. Only revenues for Puhua Phase One and Phase Two are recognized using this method. The percentage of completion of the construction for each building as of September 30, 2011 are shown below:

Puhua Phase one	Percentage of Completion
1#	96.46%
2#	97.77%
3#	58.51%
4#	95.25%
5#	50.09%
6#	95.79%
7#	57.42%
8#	86.01%
9#	82.33%
10#	79.81%
11#	48.07%
12#	77.73%
13#	79.13%

Puhua Phase two	Percentage of Completion
14#	42.80%
15#	51.61%
16#	61.48%
17#	67.70%
18#	39.93%
19#	47.98%
20#	57.16%
21#	50.71%
22#	51.46%
23#	55.66%
24#	35.16%

The above are all the buildings under pre-sale in Puhua Phase One, and Phase Two.

Revenues from projects completed

The revenue from completed projects totaled $1,270,900 for the three months ended Sep 30, 2011, compared to $3,350,647 during the same period of 2010. Due to its completion, JunJing II Phase Two was reclassified as a completed project during the second quarter of fiscal 2011.

Other income

Other income includes property management fees, rental income, revenues from the disposal of fixed assets as well as government’s allowance for the equivalent cost of interest on the Company’s investments required to support infrastructure construction, continued river management and suburban planning for the entire Baqiao high-technology industrial park. We recognized $5,387,137 in other income for the three months ended September 30, 2011 compared with $2,592,853 in the same period of 2010. The increase can be explained by the following table, which summarizes the breakdown of the other income and the changes during the three months ended September 30, 2011 and 2010:

	For the three months ended
	September 30,	September 30,
	2011	2010
Interest income	$58,923	$57,484
Rental income, net	243,348	201,778
Income from property management services	787,818	788,456
Construction contract income	3,087,683	-
Gain on disposal of property and equipment	95,100	265,812
Gain on disposal of assets held for sale	-	1,134,675
Miscellaneous income	1,114,265	144,648
Total	$5,387,137	$2,592,853

Cost of properties and land

The cost of properties and land in the three months ended September 30, 2011 decreased 16.6 percent to $18,829,374 compared with $22,568,245 in the same period of 2010. The decrease was primarily a result of the decreased sales in our current selling projects. Due to the completion of the JunJing II Phase Two project, the primary selling projects were Puhua Phase One and Phase Two during the third quarter of 2011.

Gross profit and profit margin

Gross profit for the three months ended September 30, 2011 was $9,526,423, representing a 12.7 percent decrease from $10,909,305 in the same period of 2010. The gross profit margin for the three months ended September 30, 2011 was 29.7 percent compared with 32 percent in the same period of 2010. However, the Company’s gross margin from real estate sales was 29.5 percent during the third quarter of fiscal 2011 compared to 28.3 percent for the third quarter of fiscal 2010.  In general, the Company’s real estate sales should have an approximately 25 percent margin (after business taxes).

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) for the three months ended September 30, 2011 increased 1.4 percent to $2,913,008 from $2,873,590 in the same period of 2010. SG&A accounted for 9.1 percent of total revenue in the third quarter of 2011 compared to 8.4 percent for the same period in 2010. The increase in SG&A to total revenue is primarily due to the decrease of revenue.

Stock-based compensation

Stock-based compensation results from the employee stock option plan started in the second quarter of 2011. The plan was intended to serve as incentive to employees. Under the plan, 1,227,755 stock options were granted to the employees of the Company. Stock-based compensation in the three months ended September 30, 2011 was $96,438. We incurred no stock-based compensation during the third quarter of 2010.

The 1,227,755 stock options granted on June 13, 2011 have an estimated fair value of $1,316,911 for an average value of $1.04 to $1.10 per stock option using the CRR option pricing model with the following key assumptions:

June 13, 2011
Expected life	5.5 – 6.5 years
Expected volatility	95%
Risk-free interest rate	1.74% - 2.10%
Dividend yield	0%

The expected life of options represents the period of time the granted options are expected to be outstanding. As the Company had not previously granted options, no historical exercising pattern could be relied upon in estimating the expected life. Therefore, the expected life was estimated as the average of the contractual term and the vesting period. The Company has not paid dividends in the past nor does it expect to pay dividends in the foreseeable future.

The Company does not believe any of the options will be forfeited because most of the stock options are granted to long-term employees and officers. In addition, since the performance conditions are set at a reasonably achievable level, the Company believes 100% of the performance conditions can be met.

Compensation expense for stock options is recognized over the vesting period. During the three and nine months ended September 30, 2011, compensation expense of $96,438 and $114,258, respectively (September 30, 2010 - $Nil) was recognized in the interim condensed consolidated statements of income.

Other expenses

Other expenses mainly consist of late delivery settlements and maintenance costs. Other expenses in the three months ended September 30, 2011 were $54,267 compared with $232,493 in the same period of 2010.

Operating profit and operating profit margin

Operating profit is defined as gross profit minus operating expenses but before change in fair value of derivatives and income taxes. Operating profit in the three months ended September 30, 2011 was $6,096,580 compared with $7,005,932 in the same period of 2010. The decresae was primarily due to the decreased revenues in the third quarter of 2011. The operating profit margin decreased to 19.0 percent for the third quarter of 2011 compared with 20.6 percent for the same period of 2010. Reduced revenues were the primary contributing factor to the reduction in operating profit margin.

Interest expense

Interest expense in the three months ended September 30, 2011 decreased 65.7 percent to $148,739 from $433,666 in the same period of 2010. The decrease was mainly due to capitalization of loan interest in the third quarter of 2011.

Change in fair value of embedded derivative

The embedded derivative is related to the Company’s $20 million convertible debt offering completed in January 2008. The change in the fair value of embedded derivatives is a periodic adjustment to the estimated cost to the Company, which was provided by the Cox-Ross-Rubinstein Binomial Lattice valuation model (CRR model)

The CRR model depends on the following assumptions: the Company’s common stock price underlying the warrants; strike price; conversion price; expected life; expected volatility; risk free interest rate; and dividend rate. During the third quarter of 2011, our common stock price experienced fluctuations with the price increasing from $1.43 on July 1, 2011 to $1.49 on September 30, 2011. The change in stock price and expected volatility caused an increase in fair value for warrants and the change of fair value was booked as a reverse of non-cash expense.

The company recorded $(60,705) in the change in fair value of embedded derivatives in the three months ended September 30, 2011 compared with $(958,688) in the same period of 2010.

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

The change in fair value of warrants was $58,937 in the three months ended September 30, 2011, compared to $(405,821) during the same period of 2010, which consisted of the periodic adjustment to the estimated cost to the company to provide the common shares, assuming that all of the warrants will be exercised sometime in the future. The basis for estimating the cost to provide the common shares was provided by the valuation model. The CRR model depends on the following assumptions: the Company’s common stock price underlying the warrants; strike price; expected life; expected volatility; risk free interest rate; and dividend rate. During the third quarter of 2011, our common stock price experienced changes from $1.43 on July 1, 2011 to $1.49 on September 30, 2011. The change in stock price and expected volatility caused an increase in fair value for warrants and the change of fair value was booked as a loss of non-cash expense. During the third quarter of 2010, our common stock price experienced large fluctuations with the price decreasing from $2.26 on July 1, 2010 to $2.00 on September 30, 2010. The decrease in stock price and expected volatility caused a decrease in fair value for warrants and the change of fair value was booked as a reverse of non-cash expense.

Provision for income taxes

The $1,758,024 provision for income taxes for the three months ended September 30, 2011 decreased from $1,926,345 for the three months ended September 30, 2010 due to decrease in net income from business operations.

Net income

Net income for the three months ended September 30, 2011 decreased 32 percent to $4,402,866 compared to $6,475,466 in the same period of 2010. The decrease in net income was mainly due to reduced total revenue and decreased gain from noncash items.

Charge to non-controlling interest

The Company had no such cost during the third quarter of 2011.

Basic and diluted earnings per share

Basic earnings per share was $0.13 in the three months ended September 30, 2011, compared to $0.20 in the same period of 2010. Diluted earnings per share was $0.12 in the three months ended September 30, 2011, compared to $0.15 in the same period of 2010. The number of shares outstanding did not change significantly from year to year. Earnings available to distribute decreased to $4.4 million in the third quarter of 2011 from $6.5 million in the third quarter of 2010.

Common shares used to calculate basic and diluted EPS

The weighted average shares outstanding used to calculate basic earnings per share was 35,071,915 shares in the three months ended September 30, 2011 and 33,082,573 shares in the same period of 2010. The weighted average shares outstanding used to calculate the diluted earnings per share was 36,687,624 shares in the three months ended September 30, 2011 and 37,374,784 shares in the same period of 2010.

Foreign exchange

The company operates in China and the functional currency is Chinese Renminbi (RMB) but the reporting currency is the U.S. dollar, based on the exchange rate of the two currencies. The fluctuation of exchange rates during the three months ended September 30, 2011 and the same period of 2010, when translating the operating results and financial positions at different exchange rates created the accrued gain (loss) on foreign exchange. The gain on foreign exchange in the three months ended September 30, 2011 was $2,107,334, compared with a gain of $1,561,913 in the same period of 2010.

Nine Months Ended September 30, 2011 Compared With Nine Months Ended September 30, 2010

Revenues

Our revenues are mainly derived from the sale of residential and commercial units and buildings, infrastructure work we perform for the local government and land development projects in the Baqiao area.

In the nine months ended September 30, 2011, most of our revenues came from Puhua Phase One and Puhua Phase Two projects.

	9 months	9 months
	ended	ended
Revenues by project:	September 30, 2011	September 30, 2010
US dollars
Project Under Construction
Puhua Phase One	25,775,409	29,822,986
Puhua Phase Two	25,992,965	3,601,898
Tsining JunJing II Phase Two (Completed on June 30, 2011)		56,135,716

Projects Completed
Tsining JunJing II Phase Two (Under construction on September 30, 2010)	6,270,097
Tsining JunJing II Phase One	2,391,817	4,335,534
Tsining JunJing I	718,485	2,880,109
Tsining-24G	695,439	1,692,425
Tsining Gang Wan	97,717	-
Tsining In Home	-	-
Additional Project		598,700
Revenues from the sale of properties	$61,941,929	$99,067,368

Revenues from the sale of properties

The revenues from the sale of properties in the nine months ended September 30, 2011 decreased 37.47 percent to $61,941,929 from $99,067,368 in the same period of 2010. The decrease was primarily due to the completion of JunJing II Phase Two during the second quarter of 2011. As a result, the primary active projects were Puhua Phase One and Two.

Revenues from projects under construction

Puhua Phase One and Phase Two

Puhua Phase One consists of 7 garden houses, 2 mid-rises and 4 high-rises buildings with total expected revenues of approximately $127.4 million. Puhua Phase Two consists of 11 mid-rises and high-rises. The pre-sale of Phase One began in the fourth quarter of 2010 and we were able to secure $16.0 million in contract sales for the 9 months ended September 30, 2011 and in total we recognized approximately $25.8 million of revenue for the project during the 9 months ended September 30, 2011. For Phase Two we were able to secure $39.3 million in contract sales for the 9 months ended September 30, 2011. We also recognized approximately $26.0 million in revenues based on the percentage of completion method.

Revenues from projects completed

The revenue from completed projects totaled $10,173,555 for the nine months ended September 30, 2011, compared to $9,506,768 during the same period of 2010. Due to its completion, JunJing II Phase Two was reclassified as a completed project during the second quarter of fiscal 2011.

Other income

Other income includes property management fees, rental income, revenues from the disposal of fixed assets as well as government’s allowance for the equivalent cost of interest on the Company’s investments required to support infrastructure construction, continued river management and suburban planning for the entire Baqiao high-technology industrial park. We recognized $12,966,952 in other income for the nine months ended September 30, 2011 compared with $5,148,115 in the same period of 2010. The 152 percent increase can be explained by the following table, which summarizes the breakdown of the other income and the corresponding changes during the nine months ended September 30, 2011 and 2010:

	For the nine months ended
	September 30,	September 30,
	2011	2010
Interest income	$144,054	$235,576
Rental income, net	1,105,668	1,042,715
Income from property management services	2,580,092	2,151,766
Construction contract income	5,850,877	-
Gain on disposal of property and equipment	2,132,204	289,105
Gain on disposal of assets held for sale	-	1,134,675
Miscellaneous income	1,154,057	294,278
Total	$12,966,952	$5,148,115

(1)	The increase of rental income is due the increased rented units during 2011.

(2)	The construction contract income revenue is from Xinxing Construction, which was acquired since October of 2010.

(3)	The increase in gain on disposal of property and equipment is caused by the sale of a building, which resulted in a gain of $2,055,070 in April of 2011.

(4)
Miscellaneous income includes the compensation received due to the settlement of the Bihu project. Upon termination of the agreement signed with Bihu, Bihu paid the Company $640,120 as compensation for the termination of the agreement.

Cost of properties and land

The cost of properties and land for the nine months ended September 30, 2011 decreased 37.7 percent to $46,618,588 compared with $74,821,470 in the same period of 2010. The decrease was primarily a result of reduced sales volume during the period. The sales of our JunJing II Phase Two project were completed in the second quarter of 2011. As a result, we had only Puhua Phase One and Phase Two units available for sale during the second and third quarters of 2011, which led to decreased sales volume.

Gross profit and profit margin

Gross profit for the nine months ended September 30, 2011 was $20,362,673, representing a decrease of 26.5 percent from $27,709,162 in the same period of 2010. The gross profit margin for the nine months ended September 30, 2011 was 27.2 percent compared with 26.6 percent in the same period of 2010. The improved market conditions resulted in an increase in average selling price for all of our projects, which led to an improved gross profit margin. In general, the Company’s real estate sales should have an approximate 25% margin (after business taxes).

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) for the nine months ended September 30, 2011 increased 5.4 percent to $9,667,449 from $9,170,039 in the same period of 2010. The increase in SG&A is primarily due to the increased expenses associated with new projects to be constructed in the near future and increased audit expense associated with SOX compliance. Employee salary increases also contributed to the increased administrative expenses. SG&A accounted for 12.9 percent of total revenue for the nine months ended September 30, 2011 compared to 8.8 percent for the same period in 2010.

Stock-based compensation

Stock-based compensation results from the employee stock option plan started in the second quarter of 2011. The plan was intended to serve as an incentive to our employees. Under the plan, 1,227,755 stock options have been granted to the employees of the Company.

Stock-based compensation in the nine months ended September 30, 2011 was $114,258. We incurred no stock-based compensation during the same period of 2010.

The 1,227,755 stock options granted on June 13, 2011 have an estimated fair value of $1,316,911 for an average value of $1.04 to $1.10 per stock option using the CRR option pricing model with the following key assumptions:

June 13, 2011
Expected life	5.5 – 6.5 years
Expected volatility	95%
Risk-free interest rate	1.74% - 2.10%
Dividend yield	0%

The expected life of options represents the period of time the granted options are expected to be outstanding. As the Company had not previously granted options, no historical exercising pattern could be relied upon in estimating the expected life. Therefore, the expected life was estimated as the average of the contractual term and the vesting period. The Company has not paid dividends in the past nor does it expect to pay dividends in the foreseeable future.

The Company does not believe any of the options will be forfeited because most of the stock options are granted to long-term employees and officers. In addition, since the performance conditions are set at a reasonably achievable level, the Company believes 100% of the performance conditions can be met.

Compensation expense for stock options is recognized over the vesting period. During the nine months ended September 30, 2011, compensation expense of $114,258 (September 30, 2010 - $Nil) was recognized in the interim condensed consolidated statements of income.

Other expenses

Other expenses consist mainly of late delivery settlements and maintenance costs. Other expenses in the nine months ended September 30, 2011 increased to $444,745 compared with $420,525 in the same period of 2010.

Operating profit and operating profit margin

Operating profit is defined as gross profit minus operating expenses but before change in fair value of derivatives and income taxes. Operating profit in the nine months ended September 30, 2011 was $8,263,679 compared with $15,691,700 operating profit in the same period of 2010. The decrease was primarily due to the reduced revenue during the nine months ended September 30, 2011. The operating profit margin was 11.0 percent for the nine months ended September 30, 2011 compared to 15.1 percent for the same period of 2010. The decrease was primarily due to the increased SG&A during the period.

Interest expense

Interest expense in the nine months ended September 30, 2011 decreased 19.9 percent to $1,111,347 from $1,388,732 in the same period of 2010. This decrease was primarily due to the capitalization of employee loan interest during year 2011.

Change in fair value of embedded derivative

The embedded derivative is related to the Company’s $20 million convertible debt offering completed in January 2008. The change in the fair value of embedded derivatives was a periodic adjustment to the estimated cost to the Company, which was provided by the Cox-Ross-Rubinstein Binomial Lattice valuation model (CRR model).

The CRR model depends on the following assumptions: the Company’s common stock price underlying the warrants; strike price; conversion price; expected life; expected volatility; risk free interest rate; and dividend rate. During the nine months ended on September 30, 2011, our common stock price experienced large fluctuations with the price decreasing from $2.74 on December 31, 2010 to $1.49 on September 30, 2011. The decrease in stock price and expected volatility caused a decrease in fair value for warrants and the change of fair value was booked as a reverse of non-cash expense.

The company recorded $(1,522,937) in the change in fair value of embedded derivatives in the nine months ended September 30, 2011 compared with $(2,832,023) in the same period of 2010.

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

The change in fair value of warrants was $(1,055,337) in the nine months ended September 30, 2011, compared to $(3,203,085) during the same period of 2010, which consisted of the periodic adjustment to the estimated cost to the company to provide the common shares, assuming that all of the warrants will be exercised sometime in the future. The basis for estimating the cost to provide the common shares was provided by the valuation model. The CRR model depends on the following assumptions: the Company’s common stock price underlying the warrants; strike price; expected life; expected volatility; risk free interest rate; and dividend rate. During the nine months ended on September 30, 2011, our common stock price experienced large fluctuations with the price decreasing from $2.74 on December 31, 2010 to $1.49 on September 30, 2011. The decrease in stock price and expected volatility caused a decrease in fair value for warrants and the change of fair value was booked as a reverse of non-cash expense.

Provision of income taxes

The income tax decreased from $4,464,337 for the nine months ended September 30, 2010 to $3,529,614 for the nine months ended September 30, 2011 is due to the decrease of net income from business operations.

Net income

Net income for the nine months ended September 30, 2011 decreased 50.9 percent to $7,446,849 compared to $15,161,346 in the same period of 2010. The decrease in net income was mainly due to reduced total revenue, and increased SG&A expense.

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

The Company had no such cost during the nine months ended September 30, 2011.

Basic and diluted earnings per share

Basic earnings per share was $0.21 in the nine months ended September 30, 2011, compared to $0.03 in the same period of 2010. Diluted earnings per share were $0.18 in the nine months ended September 30, 2011, compared to $(0.05) in the same period of 2010. The number of shares outstanding did not change significantly from year to year. Earnings available to distribute increased from $0.9 million for the nine months ended September 30, 2010 to $7.4 million in the same period 2011. The lower EPS and negative Diluted EPS in 2010 were mainly due to Prax restructuring which resulted in the recording of a one-time loss of $14,229,043.

Common shares used to calculate basic and diluted EPS

The weighted average shares outstanding used to calculate basic earnings per share was 34,683,383 shares in the nine months ended September 30, 2011 and 32,911,414 shares in the same period of 2010. The weighted average shares outstanding used to calculate the diluted earnings per share was 36,299,092 shares in the nine months ended September 30, 2011 and 35,636,354 shares in the same period of 2010.

Foreign exchange

The company operates in China and the functional currency is Chinese Renminbi (RMB) but the reporting currency is the U.S. dollar, based on the exchange rate of the two currencies. The fluctuation of exchange rates during the nine months ended September 30, 2011 and the same period of 2010, when translating the operating results and financial positions at different exchange rates, created the accrued gain (loss) on foreign exchange. The gain on foreign exchange in the nine months ended September 30, 2011 was $5,191,323, compared with $2,368,760 in the same period of 2010.

Cash flow discussion

There is net cash inflow of $24,680,674 during the nine months ended September 30, 2011 compared to $33,393,083 cash inflow during the same period of 2010.

Operating activity cash inflow was $9,283,511 in the nine months ended September 30, 2011, compared to operating cash inflow of $23,359,023 in the same period of 2010. The cash inflows were primarily from the sales of the property.

There was a cash outflow of $4,835,993 for investing activities for the nine months ended September 30, 2011, compared to investing cash inflow of $81,717 for the same period of 2010. The cash inflows during the first nine months of 2011 were primarily from the purchases of property and equipment.

There was a cash inflow of $20,233,156 for financing activities for the nine months ended September 30, 2011 compared with $9,952,343 of financing cash inflow in the same period of 2010 due to the additional bank loans drawn.

Debt leverage

Total debt consists of payables for acquisition of businesses, loans from employees, loans payable, convertible debt and mandatorily redeemable non-controlling interests in Subsidiaries.

Total debt outstanding as of September 30, 2011 was $172.4 million compared with $143.9 million on December 31, 2010. Net debt outstanding (total debt less cash) as of September 30, 2011 was $57.6 million compared with $62.3 million on December 31, 2010. The Company’s net debt as a percentage of total capital (net debt plus shareholders’ equity) was 46.4 percent on September 30, 2011 and 38.0 percent on December 31, 2010, which mainly resulted from additional bank and employee loans.

Liquidity and capital resources

Our principal liquidity demands are based on the development of new properties, property acquisitions, and general corporate purposes. As of September 30, 2011, we had $74,098,123 of cash and cash equivalents, compared to $46,904,161 as of December 31, 2010, an increase of $27,193,962. Along with progress in projects, we can use the internally generated cash flow to fund daily operations.

The Company leases part of its office and hotel space under various operating lease agreements with expiration dates between the years 2010 and 2019.

The Company also had various commitments related to land use rights acquisition with unpaid balances of approximately $19 million. The balances are not due until the vendor removes the existing building on the land and changes the zoning status of the land use rights certificate. Based on current conditions, the Company estimates that the balances will be paid in one year.

All future payments required under the various agreements are summarized below.

	Payment due by period
Commitments and Contingencies	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	After 5 years

Operating leases	$3,030,624	$169,331	$145,622	$147,478	$148,804	$148,804	$2,270,585
Land use rights	19,049,859	19,049,859		-	-	-	-
Total	$22,080,483	$19,219,190	$145,622	$147,478	$148,804	$148,804	$2,270,585

Financial obligations

The loans payable balances were secured by certain of the Company’s real estate held for development or sale with a carrying value of $105,817,960 at September 30, 2011 (December 31, 2010 - $89,538,930) and certain buildings and income producing properties and improvements with a carrying value of $18,248,354 at September 30, 2011 (December 31, 2010 - $4,458,389). The weighted average interest rate on loans payable as at September 30, 2011 was 6.76% (December 31, 2010 – 5.5%).

Certain real estate units sold to customers were utilized to secure the loans payable. The Company has obtained consent from these customers such that, for the time being, the Company does not have to remove the mortgage or to register the transfer of the ownership of the apartments..

Loans payable

Bank loans represent amounts due to various banks. These loans generally can be renewed with the banks when they expire. Bank loans as of September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
Xi’an Rural Credit Union Zao Yuan Rd. Branch
Originally due July 2, 2011, renewed on June 27, 2011 and extended to July 1, 2012, annual interest is at 8.856 percent, secured by the Company’s Jun Jing I building No. 12, Han Yuan and guaranteed by the Company’s President, President’s spouse, CEO, Tsining’s general manager and his spouse	$2,508,624	$2,727,273

Xinhua Trust Investments Ltd.
Due February 10, 2012, annual interest is at 10 percent, secured by the 24G project	23,518,345	22,727,273

Bank of Xi’an
Annual interest is fixed at 130% of People’s Republic of China prime rate at the time of borrowing (or 8.528%), secured by the Company’s Jun Jing I building No. 12. $783,945 is payable on March 31, 2012; $783,945 is payable on June 30, 2012; and $627,155 is payable on August 29, 2012.	2,195,045	4,090,909

Bank of Beijing, Xi’an Branch
Due December 10, 2012, annual interest is at the prime rate of People’s Bank of China (6.31%) secured by the PuHua project with a minimum repayment of $7.6 million required by December 31, 2011.	15,678,896	22,727,273

Xi’an Duqu Trust Bank
Due June 11, 2011, annual interest is at 9.18 percent, secured by the Company’s Junjing I properties	-	681,817

JP Morgan International Bank Limited Brussels Branch
Due December 14, 2011, annual interest is at 1.2 percent, secured by $34,656,146 of restricted cash	30,016,529	30,016,529

Tianjin Cube Equity Investment Fund Partnership
Due January 27, 2012, annual interest is 9.6 percent, secured by JunJing II commercial units	31,357,792	-

Total	$105,275,231	$82,971,074

All loans are used to finance construction projects. All interest paid was capitalized and allocated to various real estate construction projects.

The loans payable balances were secured by certain of the Company’s real estate held for development or sale with a carrying value of $105,817,960 at September 30, 2011 (December 31, 2010 - $89,538,930) and certain buildings and income producing properties and improvements with a carrying value of $18,248,354 at September 30, 2011 (December 31, 2010 - $4,458,389). The weighted average interest rate on loans payable as at September 30, 2011 was 6.76% (December 31, 2010 – 5.5%).

Certain real estate units sold to customers were utilized to secure the loans payable. The Company has obtained consent from these customers such that, for the time being, the Company does not have to remove the mortgage or to register the transfer of the ownership of the apartments

The Company believes that the combination of present capital resources, internally generated funds, and unused financing sources are more than adequate to meet cash requirements for the year 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to the following market risks, including but not limited to:

General Real Estate Risk

There is a risk that the Company’s property values could go down due to general economic conditions, a weak market for real estate generally, or changing supply and demand. The Company’s property held for sale value, approximately $148.3 million at the end of September 30, 2011, may change due to market fluctuations. Currently, it is valued at our cost, which is significantly below the market value.

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

(b)     Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2011, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following materials from China Housing Land & Development's Quarterly Report on Form 10-Q for the three months ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited) as of September 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Comprehensive Income (unaudited) for the three and nine months ended September 30, 2011 and September 30, 2010; (iii) Consolidated Statements of Changes in Shareholders’ Equity (unaudited); (iv) Consolidated Statements of Cash Flows (unaudited) for the three and nine months ended September 30, 2011 and September 30, 2010 and (v) Notes to the Unaudited Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Housing & Land Development, Inc.

November 14, 2011	By:	/s/ Xiaohong Feng
Xiaohong Feng
Chief Executive Officer
(Principal Executive Officer)

November 14, 2011	By:	/s/ Cangsang Huang
Cangsang Huang
Chief Financial Officer
(Principal Financial and Accounting Officer)