Form 10-K
period 2011-12-31
China Housing & Land Development, Inc.
filed 2012-03-30
CIK 1303330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-34065

China Housing & Land Development, Inc.
(Exact name of registrant as specified in our charter)

NEVADA	20-1334845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6 Youyi Dong Lu, Han Yuan 4 Lou

 Xi’an, Shaanxi Province

 China 710054

(Address of principal executive offices) (Zip Code)

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The number of shares outstanding of our common stock as of July 1, 2011, was 35,078,639 shares. The aggregate market value of the common stock held by non-affiliates (16,925,107 shares), based on the closing market price ($1.43 per share) of the common stock as of July 1, 2011 was $50,162,454.

As of March 29, 2012 the number of shares of the registrant’s classes of common stock outstanding was 34,760,279.

 Except as otherwise indicated by the context, references in this Form 10-K to:

•	“U.S. Dollar,” “$” and “US$” mean the legal currency of the United States of America.

•	“RMB” means Renminbi, the legal currency of China.

•	“China” or the “PRC” are references to the People’s Republic of China.

•	“SEC” is a reference to the Securities & Exchange Commission of the United States of America.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

None	Not applicable

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

We commenced our operations in Xi’an in 1999 and have been considered one of the industry leaders and one of the largest private residential developers in the region. We have experienced significant growth in the past 13 years and have developed over 1.5 million square meters of residential projects. Through the utilization of modern design and technology, as well as a strict cost control system, we are able to offer our customers high quality, cost-effective products. Most of our projects are designed by world-class architecture firms from the United States, Canada and Europe that have introduced advanced “eco” and “green” technologies into our projects.

As we are focusing primarily on the demand from first time home buyers and first time up-graders in western China, the majority of our apartments have sizes in the range of 70 square meters to 120 square meters; with such sizes considered to be a stable market section of the residential real estate market in western China. Our typical residential project is approximately 100,000 square meters in size and consists of multiple high-rise, middle-rise and low-rise buildings as well as a community center, commercial units, educational facilities such as kindergartens and other auxiliary facilities. In addition, we provide property management services to our developments and have exclusive membership systems for our customers. We typically generate a large portion of our sales through referrals from our existing customers.

We acquire our land reserves and development sites through primary land development with the local government, open-market auctions, acquisitions of old factories from the government and acquisitions of distressed assets from commercial banks. We do not depend on a single land acquisition method and this facilitates our acquisition of the land at a reasonable cost and also in our receiving higher returns on our investments from our developments. We intend to continue our expansion into other strategically selected cities in western China by leveraging our brand name and scalable business model.

Our Strategies

We are primarily focused on the development, construction, management and sale of residential real estate properties to capitalize on the rising demand for real estate from China’s emerging middle class. We seek to become the market leader in western China and plan to implement the following specific strategies to achieve our goal:

Consolidate through Acquisition and Partnership. Currently, the residential real estate market in western China is fragmented with many small players. We believe that this market fragmentation will provide us with opportunities for acquisitions or partnerships. We believe acquisitions will provide us better leverage in negotiations and better economies of scale.

Expand into Other Tier II and Tier III Cities. We believe our proven business model and expertise can be replicated in other Tier II and Tier III cities, especially in western China. We stepped into Ankang city in July 2011 for a residential project. Furthermore, we have identified certain cities that possess attractive replication dynamics.

Continue to Focus on the Middle Market. Since the middle class has growing purchasing power and, as a result of prevailing Chinese culture and values, a strong desire to own homes, we believe the demands for residential real estate from the emerging middle class will offer attractive opportunities for the growth of our Company. Thus, we plan to leverage our brand name, experience and design capabilities to meet these demands from the middle class.

Our Competitive Strengths

We believe we have the following competitive strengths which will enable us to compete effectively and to capitalize on the growth opportunities in our market:

Leading position in our market and industry

We are one of the largest private residential real estate developers in western China. We believe that we have strong design and sales capabilities as well as a well-regarded brand name in the region. Due to strong local project experience and long term relationships with the central and local governments, we have been able to acquire significant land assets at reasonable costs, thereby providing a strong pipeline of potential future business and revenue over the next three to five years.

Attractive market opportunity

The real estate market in western China has grown slower than that of eastern China. We believe the region is well positioned to grow at faster rates for the next few years due to social, and economic factors. Our business model has proven to be efficient and we plan to expand into other Tier II and Tier III cities in western China. Our growth strategy is focused on western China, and we believe we will significantly benefit from the Chinese government’s “Go West” policy, which encourages economic development and population movement to western China.

Unique and proven business model

Due to strong local project experience and long term working relationships with the central and local governments, we generally have been able to acquire land assets at costs more reasonable than those obtained by our competitors. We are primarily focused on capitalizing on rising demand for properties from China’s emerging middle class, which has significant purchasing power and a strong demand for residential housing. In order to leverage our brand to appeal to the middle class, we use various advertising media to market our property developments and to reach our target demographic, including newspapers, magazines, television, radio, e-marketing and outdoor billboards. We believe that our brand is widely recognized in our market and is known for high quality products at cost-effective prices.

Experienced management team

We have an experienced management team with a proven track record of developing and expanding our operations. Our four primary managers have a total of more than 66 years of experience in developing residential properties. As a result, we have developed extensive core competencies, supplemented by in-house training and development programs. We believe that our management’s core competencies, extensive industry experience and long-term vision and strategy will enable us to effectively realize growth opportunities.

Greater access to financing through multiple channels

We enjoy multiple long term relationships with a number of high quality Chinese banks and these relationships ensure timely access to capital. Our loan facilities are mainly used for development projects and day to day running of our business. Besides traditional banks, we also work with other financial institutions, such as trust companies and real estate funds to diversify our funding channels and risks.

Corporate History

We are a Nevada company and conduct substantially all of our business through our operating subsidiaries in China. We were incorporated in the state of Nevada on July 6, 2004, as Pacific Northwest Productions Inc. On May 5, 2006, we changed our name to China Housing & Land Development, Inc. Currently we own 8 operating subsidiaries, 3 Hong Kong Special Purpose Vehicle (“SPV”) and 3 British Virgin Inland holding companies (“BVI”). The BVI holding companies and Hong Kong SPV companies have holding function only.

On April 21, 2006, we acquired 100% of the shares of Xi’an Tsining Housing Development Co., Ltd (“Tsining”) through a share purchase agreement.

On March 9, 2007, we acquired 100% of the shares of Xi’an New Land Development Co., Ltd. (“New Land”).

On November 5, 2008, the Company and Prax Capital entered into a Joint Venture agreement to set up Puhua (Xi’an) Real Estate Development Co., Ltd.(“Puhua”). On May 10, 2010, the Company signed an Amended and Restated Shareholders’ Agreement with Prax Capital which is effective on January 1, 2010. The Company is committed to redeem Prax’s investment. As a result, the Company acquired 100% ownership of Puhua in 2010.

On January 20, 2009, we signed an equity purchase agreement with the shareholders of Xi’an Xinxing Property Management Co., Ltd. (“Xinxing Property”) and acquired 100% ownership of Xinxing Property.

On January 15, 2010, we acquired 100% ownership of Suodi Co., Ltd., (“Suodi”).

On March 31, 2010, we incorporated Xinxing Fangzhou Housing Development Co., Ltd., (“Fangzhou”).

On October 1, 2010, we acquired 100% shares of Xinxing Construction Co., Ltd. (“Xinxing Construction”). Prior to the Company’s public listing, Xinxing Construction was a related party with the Tsining’s Chief Executive Officers’ daughter owning 30.5% of Xinxing Construction shares. In November 2005, her share of Xinxing Construction was transferred to unrelated individuals. However, the public records concerning this transfer do not accurately reflect the timing of the transfer agreements as the acquirer did not timely file such agreements. Thus, contrary to the filing disclosures, Xinxing Construction was technically still a related party in the first eleven months in 2005. During the first eleven months of fiscal 2005, the Company incurred $1,000,243 of construction costs to Xinxing Construction.

 On July 28, 2011, we established Ankang Xinxing Jiyuan Real Estate Development co., ltd. (“Jiyuan”).

BUSINESS

Overview

We are a leading real estate development company headquartered in Xi’an doing business primarily in the western part of China. As such, we focus on real estate development opportunities in that region.

Through our subsidiaries located in China, we are engaged in the development, construction, sale and management of residential and commercial real estate units, as well as land development in Shaanxi province, China. Tsining has completed a number of significant real estate development projects in Xi’an. Through Tsining, we will continue to expand our business into other developing urban markets in western China.

Our business model has proven to be efficient and profitable since inception. We divide each project into five deployment phases, spanning from land acquisition to after sale services.

Our average project development lasts over two years, and provides us with initial revenues after three quarters.

Land Acquisition

To date, we have been successful in acquiring land from many sources including open market auctions, co-development with local governments and through the acquisition of distressed assets, such as bankrupt factories. We have achieved this through long term relationships with the central and local governments. We rarely engage in open bidding for land.

Planning & Design

We work with world class architecture firms for most of our projects and maintain an in-house design team to supplement projects with our significant local knowledge. We also deploy an advanced cost control system and an enterprise resource planning system, which enable us to monitor and analyze our construction costs and progress on a daily basis.

Construction

We acquired Xinxing Construction on October 1, 2010. Through ownership of our own construction arm, we can better guarantee our customers high quality housing products. We can also enhance our cost control procedures in monitoring the construction process and thereby increase our margins. Furthermore, we can maintain our strong track record of providing quality products on-time.

Marketing & Pre-Sales

We initiate the pre-sales process once we finish the foundation construction and receive the requisite pre-sales permits from the government – our sales efforts are partly outsourced to external professionals. Currently, we work with well-known sales agents, such as E-House and World Union Properties, which ranked number 1 and 2 in China, respectively, to assist with the sales of the properties we develop. Pre-sales provide us with income and many of our projects become cash flow positive within nine months.

After Sales Service

We always follow-up with our customers after a sale to foster good and lasting relationships as well as to help secure future recommendations. We also have a wholly-owned property management company which performs integrated after-sales services, such as maintenance.

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

Our Industry

We focus primarily on the development, construction, sale and management of residential real estate properties in order to provide affordable housing to middle class consumers in western China. Our target demographic primarily consists of first time purchasers and first time up-graders. Our current development projects are mainly located in Xi’an, Shaanxi Province, in the PRC. We are in the process of expanding into other Tier II and Tier III cities in western China.

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

Source: China Statistic Year Book (all government data is based on calendar year)

Growth Drivers

Western China

We believe the residential real estate industry is well positioned to grow at comparable rates for the next few years due to social, economic, regulatory and government stimulus-related factors. Key growth drivers include the following:

•	“Go West” policy. The “Go West” policy encourages economic development and population movement to western China which includes: 6 provinces, 5 autonomous regions and 1 municipality; these areas comprise 56% of mainland China’s land with only approximately 23% of its population. The policy was issued in 1999, and the whole plan is divided into 3 phases. Phase I (2001-2010) includes the development of infrastructure (transport, hydropower plants, energy, and telecommunications), enticement of foreign investment, increased efforts on ecological protection (such as reforestation), promotion of education, and retention of talent that would otherwise flow to richer provinces. Based on improved infrastructure, strategic structuring, and system development from Phase I, Phase II (2011-2030) will foster specialized industry and further facilitate economy growth from industrialization, marketization, etc. Despite of developed economy, Phase III (2031-2050) will further improve living standard for all the people in Western region, especially people in remote areas. As a result, significant foreign and domestic investments in Xi’an and throughout western China are set to support the growth of middle class incomes.

Source: China Statistic Year Book (all government data is based on calendar year)

•	Increasing Urbanization in China. The strong demand in residential properties is also driven, in part, by increasing urbanization. The urban population in China has grown significantly over the past 10 years, creating higher demand for housing in many cities. In 2011, China’s urbanization rate has surpassed 50%, reaching 51.3%. The table set forth below shows China’s urban population, total population and urbanization rates for the periods indicated:

•	New urbanization trends of population to the West. Urbanization in the Tier II cities is faster than the total population growth of China. Over 300 million urban new comers are expected to need housing in the next two decades. According to data from the Xi’an Statistical Bureau, in 2008 the population of Xi’an was 8.4 million, and the urban rate was 47%. The government projects the population will increase to 10.7 million and the urban rate will reach 80% in 2020.

Source: National Bureau of Statistics.

•	China’s Rapidly Growing Middle-Class Population. China’s current population stands at over 1.3 billion and is expected to reach 1.4 billion by 2026. The middle-class is the fastest growing segment of the population with 130 million people in 2006 and expected to grow to 500 million by 2026. The middle class is currently defined as house-holds with an annual income of between $6,000 and $25,000, with housing the number one expense category. The rapid urbanization and growth in consumer spending coupled with the significant growth of the urban disposable income per capita (more than doubled from 2005 to 2011) and low home ownership levels compared to western countries make the middle class a massive driver of the future growth of the Chinese real estate market.

Source: PRC State Council Development Research Center, National Bureau of Statistics, and Monitor Group.

Type of Cities in China

According to Chinese Academy of Social Sciences, China had 118 cities with populations of over 1 million as of the end of 2008. These cities are divided into three categories/tiers.

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

Typically, housing is affordable for consumers in Tier II and Tier III cities compared to Tier I cities. Disposable income in Tier II and Tier III cities has increased faster than real estate prices and overall saving rates in Tier II ad Tier III cities have been higher than in Tier I cities.

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

The Chinese government has also been instrumental in stimulating regional growth by designating certain Tier II regions as priority zones. These actions are benefitting Xi’an, our primary market. Furthermore, beyond regional growth, local growth saw Xi’an’s urban disposable income grow by 16.8% in 2011.

Source: CEIC and E-House Company Reports.

City of Xi’an

Background

Xi’an served as the capital of China during 13 dynasties (from West Zhou in 1066 BC to Tang in 907 AD) and is well known for its Terracotta Army and other famous historic landmarks. Today, the city’s economic leadership is derived from its high-tech, pharmaceutical, national defense, aerospace, tourism, and advanced education industries. The PRC government’s “Go West” policy has designated Xi’an as the regional economic hub of western China. To further encourage western China’s development, the central government plans to establish the Central Shaanxi Plain Economic Region that will help enable the free flow of people, skills, capital, and trade amongst the western provinces. Xi’an, as the economic center of western China, will play a unique leadership role among the western Tier II cities.

Xi’an is becoming an international city which boasts a large and educated work force. The city has China’s third largest university-educated workforce, making it a hotbed for research & development (“R&D”), high-tech manufacturing and information technology (“IT”) solutions. Xi’an has begun to attract high-tech companies, including IBM, Applied Materials, Micron Technology, and Infineon. Applied Materials, for example, selected Xi’an for its $255 million phase one R&D center that will design and develop equipment for semiconductor chip manufacturing. In addition, Micron Technology has invested $250 million in Xi’an for packaging and testing of semiconductor chips, and GE established its China innovation center in Xi’an in 2011.

China has announced its intention to become a world-class center for information technology R&D, production, outsourcing and services to rival and perhaps surpass the success of India’s IT industry. Xi’an is expected to play an important role in that effort, having been designated by the government as one of five China “Outsourcing Bases”. Similar to Bangalore and Hyderabad in India, the Xi’an local government is carving out a niche in IT outsourcing by creating the 400,000 square-meter Xi’an Software Park (the “Park”). The Park has already attracted top software and technology companies, including IBM, which is the government’s joint venture partner in creating the Park. Sybase, SPSS, Nortel, and NEC are already operating in the Park.

The Xi’an local government has laid out a master plan through the year 2020 to foster economic transformation and urbanization. For example, Xi’an is now limiting development in the city’s famous historical “Gated Wall City” (or “Inner Ring”), which will be revamped primarily for tourism. The city plans to relocate about 450,000 residents from the Inner Ring to the second, third, and fourth rings of the city and beyond. One of the most ambitious plans is the development of a new satellite city in the Baqiao district, about eight kilometers from Xi’an’s city center. The Xi’an local government is developing the Baqiao district into the “First Water City of the West”, complete with high-end residential properties and hotels, international convention centers and a high-tech industry center. The new urban area will be home to 900,000 middle-to-upper income residents and for firms in industries that include R&D, services and high-tech, plus the potential headquarters for the Chinese operations of multinational corporations.

Emerging as an International City

Xi’an has been approved by the PRC government to be one of three international cities in China along with Beijing and Shanghai. Thus, Xi’an’s local government has been proactive in enhancing the city’s international image by hosting world class events like the Euro-Asia Economic Forum every second year and the Formula One Powerboat World Championship. To attract international tourists, Xi’an is leveraging its famous historical and cultural significance. Xi’an has revamped its tourism infrastructure in numerous ways, including the redevelopment of the famous Terracotta historical park. It also has selected China’s largest construction company to build a RMB 20 billion ($3 billion) theme park and residential and commercial redevelopment project on the grounds of the famous Da Ming Gong Palace that was built 1,300 years ago during the Tang Dynasty. The city has also built out infrastructure to attract international travelers and, in turn, is drawing large foreign retailers. Several large retailers have entered Xi’an, including Walmart, Carrefour, and Metro of Germany. Xi’an’s historic mystique and economic potential have also lured top luxury brands, including Louis Vuitton, Gucci, Prada and Versace to open outlets in the city.

Xi’an Real Estate Market

Strong fundamentals

We believe that demographic and economic factors, including the emerging high-tech industries and the increasing influx of foreign capital will stimulate Xi’an’s future growth. In 2011, the Xi’an population was 8.5 million people, the average urban living area per person was 28.5 square meters. Xi’an has announced projections of population increases to 9.8 million and average living area per person to 33 square meters by 2015. This will require an additional 81 million square meters of new residential development by 2015. Despite the solid economic growth and rising housing demand, average real estate prices in Xi’an are still less than half of those in the mega cities such as Shanghai, Beijing and Shenzhen.

Xi’an: Growing, leading, and still affordable

In conjunction with its role as the economic hub of western China, Xi’an’s disposable income per capita has increased significantly over the past several years, as shown below. However, compared with other cities, Xi’an’s housing is relatively affordable.

Source: NBS, Xi’an Bureau of Statistics, CEIC	Source: NBS, Xi’an Bureau of Statistics, CEIC

2011 Real estate market impacted by government policies

During 2011, the central government continued restrictive policies on the real estate market. Most cities saw slower real estate investment, stable or reduced transaction volumes and average selling prices, and some cities even experienced reduced average selling prices. Through enforcement of affordable housing investment, the central government intended to restructure the real estate market in China.

By limiting customer purchase right, the government effectively cut down demand in the housing market. Such limiting policy has been enforced in not only tier I cities, but also tier II and some tier III cities. Additionally, the central bank raised the deposit reserve ratio and interest rate several times to confront inflation, while such tightening monetary policy further pressured demand by reducing mortgage credit and stretching mortgage approval process.

2011 Xi’an Market update

As a classic second tier city, Xi’an implemented all the restrictive policies required by the central government. In late February of 2011, Xi’an’s local government put forward local restrictive policies limiting housing purchases. Additionally, Xi’an’s local government required that the average selling price increase of newly built residential products should be less than 15%, and such an increase must not surpass Xi’an’s GDP growth rate and disposable income growth rate, which were 13.8% and 16.8%, respectively. By allowing a 15% increase in average selling price, however, compared with other tier I and tier II cities, Xi’an’s restrictive policies were deemed fairly mild. Overall, restrictive policies resulted in market hesitation, leading to declined transaction volumes during the year. According to E-House (China), Xi’an’s transaction volume reached 9.2 million square meters in 2011, representing a 27.6% decrease, compared with that of 2010. Average selling price increased 17.9% from RMB 6,211 to RMB 7,324.

Xi’an’s Transaction and Supply in 2011

Source: E House (China) report.

According to a Chinese Real Estate Investment Council’s (the “CRIC”) research report, the supply outpaced the demand in Xi’an’s real estate market in 2011. During 2011, the total new supply of salable ground floor area (“GFA”) in the Xi’an market was 17 million square meters, and sold area was 10.9 million square meters. This imbalance has caused increased market inventory. With the introduction of the local restrictive policies in late February, we saw reduced demand starting in March, while increased supply from August was mainly due to newly introduced projects in Xi’an.

2012 Xi’an Real Estate Market Outlook

We believe that these government policies will still play an important role in Xi’an’s real estate market. The central government will continue restrictive policies and tighten credit policies, but the local government will take certain measures to boost local GDP and local government fiscal revenue. Additionally, customer hesitation created by government policies will start to decline with increased demand from first time home buyers, who have low elasticity on housing products. In general we believe we will see an improved real estate market in Xi’an in 2012 compared with 2011.

Competitive Landscape

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

On the national level, there are numerous Level 1 companies involved in real estate projects across China (to develop in multiple regions a Level 1 status is required). There are 180 housing and land development companies listed on the Shanghai, Shenzhen and Hong Kong Stock Exchanges. However, such companies usually undertake large scale projects and their projects focus on high-end family residences. We do not consider these companies to be our direct competitors as we target small to medium size projects, and focus on middle-class family residences.

We are aware of two companies in Xi’an which could be considered to be our direct competitors in the small to medium sized project sector:

(i)	Xi’an Tande C., Ltd. (Level 1) (“Tande”), is one of the largest real estate developers in Xi’an. Tande is a state-owned enterprise established in May 1991 and subsequently listed on the Shanghai Exchange in 2006. Tande generally undertakes larger scale projects and has expanded its business into Shengzhen, Suzhou, Shanghai and Tianjing. As Tande is state-owned, it needs to complete a certain amount of government projects including building public spaces and infrastructure. These requirements can negatively impact Tande’s profitability.

(ii)

Xi’an Ziwei Development Company (Level 1) (“Ziwei”), a state-owned enterprise established in 1999. This company has eight projects completed and eight projects currently under development. Since Ziwei is controlled by the Xi’an High-Tech Zone Government most of Ziwei’s developments are located in the northwest section of Xi’an city.

Our Projects Under Construction

Project Name	Type of Projects	Actual or Estimated Construction Period	Actual or Estimated Pre-sale Commencement Date	Total Site Area (m2)	Total Gross Floor Area (m2)	Sold GFA by December 31, 2011 (m2)
Puhua Phase One	Multi-Family residential & Commercial	Q4/2009 - Q4/2012	Q4/2009	47,600	136,927	116,642

Puhua Phase Two	Multi-Family residential & Commercial	Q2/2010 - Q4/2013	Q2/2010	47,300	260,810	77,977

JunJing III	Multi-Family residential & Commercial	Q4/ 2010 - Q4/2012	Q4/2011	8,094	52,245	33,913

Project name	Total Number of Units	Number of Units sold by December 31, 2011	Estimated Revenue ($million)	Contracted Revenue by December 31, 2011 ($million)	Recognized Revenue by December 31, 2011 ($million)
Puhua Phase One	858	746	123.7	90.9	80.6

Puhua Phase Two	1,587	601	245.6	64.8	39.3

JunJing III	517	398	50.8	32.9	24.4

Puhua: The Puhua project, the Company’s 79 acre project located in the Baqiao New Development Zone, has a total land area of 192,582 square meters and an expected GFA of approximately 640,000 square meters.

The construction of the Puhua project began in June 2009. The whole project, which consists of four phases, is expected to be completed in the third quarter of 2014, with estimated revenue of $700 million. The Company began accepting pre-sale contracts for units in the Puhua Phase One project on October 24th, 2009. As of December 31, 2011, the contract revenue for Puhua project was $155.7 million.

JunJing III: JunJing III is located near our JunJing II project and the city expressway. It has an expected total GFA of about 52,245 square meters. The project will consist of three high rise buildings, each 28 to 30 stories high. The project is targeting middle to high income customers who require a high quality living environment and convenient transportation to the city center. We started construction during the fourth quarter of 2010 and pre-sales began during the fourth quarter of 2011. The total estimated revenue from this project is about $50.8 million.

Projects under planning and in process

Project Name	Type of Projects	Estimated Construction Period	Estimated Pre-sale Commencement	Total Site Area (m2)	Total GFA (m2)	Total Number of Units
Baqiao New Development Zone	Land Development	2009- 2020	N/A	N/A	N/A	N/A
Park Plaza	Multi-Family residential & Commercial	Q2/2012 - Q4/2014	Q3/2012	44,250	141,822	2,000
Golden Bay	Multi-Family residential & Commercial	Q2/2012 - Q4/2014	Q3/2012	146,099	252,540	N/A
Textile City	Multi-Family residential & Commercial	Q3/2013 -Q3/2018	Q3/2013	433,014	630,000	N/A
Ankang Project	Multi-Family residential & Commercial	Q2/2012 -Q3/2015	Q3/2012	74,820	243,152	2,200

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

In 2008, we established a joint venture with Prax Capital Real Estate Holdings Limited (“Prax Capital”) to develop 79 acres within the Baqiao Project, which will be the first phase of the Baqiao Project’s development. Prax Capital invested $29.3 million in the joint venture. The joint venture is further described in the Puhua section below.

In December 2010, we signed a preliminary contract with the government with the intention to acquire a 107 acre tract of land for development of a new real estate housing project. The new project, with an estimated total GFA of 630,000 square meters, is expected to begin in the third quarter of 2013.

After selling 18.4 acres, placing 79 acres in the Puhua project and approximately 42 acres in the Golden Bay Project and setting aside 107 acres for the textile city project, approximately 241 acres remain available for the Company to develop in the Baqiao Project.

Park Plaza: In July 2009, the Company entered into a Letter of Intent to acquire 44,250 square meters of land in the center of Xi’an for the Park Plaza project. In March 2011, the Company officially acquired the land use right for Park Plaza. The Company intends to develop a large mid-upper income residential and commercial development project on this site, with a gross floor area of 141,822 square meters. The four-year construction of Park Plaza was expected to begin in the second quarter 2012. We anticipated accepting pre-sale purchase agreements in the third quarter of 2012, and revenues from pre-sale agreements will begin to be recognized when all revenue recognition criteria have been met. The total revenue from Park Plaza is estimated to be $154 million.

Golden Bay: The Golden Bay project is located within the Baqiao project, with a total GFA of 252,540 square meters. The Golden Bay project will consist of residential buildings as well as a commercial area. Construction was anticipated to begin in the second quarter of 2012, and we expect to begin accepting pre-sale purchase agreements in the third quarter of 2012.

Textile City: The Textile City project is located within the Baqiao New Development Zone. The project consists of residential buildings and a commercial area. Construction is expected to start in the third quarter of 2013, and the entire project will take five years.

Ankang Project: Ankang project is located in Ankang city, which is approximately 200 kilometers south of Xi’an in China’s Shanxi Province, The project consists of residential buildings and a commercial area. Construction is expected to start in the second quarter of 2012, and presales are expected to start in the following quarter. Total GFA is expected to reach 243,152 square meters. Total projected revenue is estimated to be $171.9 million.

Major Completed Projects with units available for sale

Project name	Type of Projects	Completion Date	Total Site Area (m2)	Total GFA (m2)	Total Number of Units	Number of Units sold by December 31, 2011
JunJing II Phase Two	Multi-Family residential & Commercial	Q2/2011	29,800	121,888	1,015	1,015
JunJing II Phase One	Multi-Family residential & Commercial	Q4/2009	39,524	142,214	1,213	1,203
JunJing I	Multi-Family residential & Commercial	Q3/2006	55,588	167,931	1,671	1,667

JunJing II: JunJing II is located at 38 East Hujiamiao, Xi’an, with total GFA of approximately 264,102 square meters. It is our first “Canadian” style residential community and has “green and energy-saving” characteristics. The project is divided into 2 phases, namely JunJing II phase one and JunJing II phase two. We started the construction of JunJing II phase one in the third quarter of 2007 and started the pre-sale campaign in the second quarter of 2007.

JunJing II Phase Two: The construction of phase two commenced in the second quarter of 2009 and pre-sales started in the same quarter. As of December 31, 2011, the contract revenue for phase two was $100 million and we have recognized all the contract revenue as the percentage of completion reached 100%.

JunJing II Phase One: We started the construction of JunJing II phase one in the third quarter of 2007 and started the pre-sale campaign in the second quarter of 2007. The project was completed in December 2009 and generated total revenue of $95 million.

Tsining JunJing I: 369 North Jinhua Road, Xi’an. That is the first “German” style residential & commercial community in Xi’an, designed by the world-famous WSP architectural firm. Its target customers were local middle income families. The project has 15 residential apartment buildings consisting of 1,671 one to five bedroom apartments. The project features secured parking, cable TV, hot water, heating systems, and access to natural gas. Total GFA is 167,931 square meters. JunJing Garden I is also a commercial venture that houses small businesses serving the needs of JunJing Garden I residents and surrounding residential communities. The project was completed in September 2006.

Sales and Marketing

Pre-Sales and Sales

In China, developers typically start to market and offer properties before construction is completed. Under PRC pre-sales regulations, property developers must satisfy specific conditions before they can pre-sell properties that are under construction. These mandatory conditions include:

•	the land premium must have been paid in full;

•	the land use rights certificate, the construction site planning permit, the construction work planning permit and the construction permit must have been obtained;

•	at least 25% of the total project development cost must have been incurred;

•	the progress and the expected completion and delivery date of the construction must be fixed;

•	the pre-sale permit must have been obtained; and

•	the completion of certain milestones in the construction process, which have been specified by the local government authorities, must occur.

These mandatory conditions require a certain level of capital expenditure and substantial progress in project construction occur before commencement of pre-sales. Developers are required to file all pre-sale contracts with the local land bureaus and real estate administrations after entering into such contracts.

We benefit from a strong sales and marketing platform which is complemented by the efforts of professional third party sales agents. As we strive to develop lasting relationships with our customers, the majority of our sales are generated by recommendations from existing customers. The new sales initiatives of our sales department generate approximately 60% of our total sales. More than 80% of our customers are rigid demand buyers.

After-sale Services and Delivery

We assist customers in arranging financing as well as in various title registration procedures related to their properties. We have also set up an ownership certificate team to assist purchasers in obtaining property ownership certificates.

We closely monitor the progress of construction of our property projects and conduct pre-delivery property inspections to ensure timely delivery of a high quality product. The time frame for delivery is set out in the sale and purchase agreements entered into with our customers and we are subject to penalty payments to the purchasers for any delays in delivery caused by us. Once a property development has been completed and has passed the requisite government inspections, we will notify our customers and hand over their keys as well as possession of their properties.

We operate a wholly owned property management company that manages properties and ancillary facilities. We frequently follow-up with our customers after the sale to foster good and lasting relationships as well as future referrals.

Marketing

As of December 31, 2011, we maintain a marketing and sales force for our development projects with 21 professionals specializing in marketing and sales. We also train and use outside real estate agents to market and increase the public awareness of our products and our brand. However, we primarily let our own sales force represent our brand and our projects rather than rely on third-party brokers or agents as we believe our own dedicated sales representatives are better motivated to serve our customers and to control the pricing and selling expenses of our properties.

Quality Control

We utilize various quality controls to ensure that our buildings and residential units meet high standards. Through our contractors, we provide customers with warranties covering the building structure as well as certain fittings and facilities of our property developments in accordance with the relevant regulations. To ensure construction quality, our construction contracts contain quality warranties and penalty provisions for poor work quality. We do not allow contractors to subcontract or transfer their contractual obligations to third parties. We typically withhold 5% of the agreed construction fees for two to five years after completion of the construction as a deposit against any construction quality issues. This deposit helps to incentivize contractors to deliver a quality product.

Governmental and environmental Regulations

To date, we have been compliant with all registrations and requirements for the issuance and maintenance of all licenses required by the applicable governing authorities in China. These licenses include:

•	“Qualification Certificate for Real Estate Development” authorized by the Shaanxi Construction Bureau, effective from December 20, 2009 to December 20, 2012. License No: JianKaiQi (2006) 603. The housing and land development process is regulated by the Ministry of Construction and authorized by the local offices of the Ministry. Each development project must obtain the following licenses:

•	“License for Construction Area Planning” and “License for Construction Project Planning”, authorized by Xi’an Bureau of Municipal Design; and

•	“Building Permit” authorized by the Committee of Municipal and Rural Construction.

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

Employees

As of December 31, 2011, we had 581 employees.

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

An increase in mortgage interest rates or the unavailability of mortgage financing may reduce consumer demand for the Company’s homes.

Virtually all purchasers of our homes finance their acquisitions through lenders providing mortgage financing. A substantial increase in mortgage interest rates or unavailability of mortgage financing would adversely affect the ability of prospective homebuyers to obtain the financing they would need in order to purchase our homes, as well as adversely affect the ability of prospective upgrading homebuyers to sell their current homes. For example, if mortgage financing becomes less available, demand for our homes could decline. A reduction in demand could also have an adverse effect on the pricing of our homes because we and our competitors may reduce prices in an effort to better compete for home buyers. A reduction in pricing could result in a decline in our revenues and in our margins.

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

Our future capital requirements will depend on many factors, including industry and market conditions, our ability to successfully implement new branding and marketing initiatives and expansion of our production capabilities. We anticipate that we may need to raise additional funds in order to grow our business and implement our business strategy. We anticipate that any such additional funds may be raised through equity or debt financings. In addition, we may enter into a revolving credit facility or a term loan facility with one or more syndicates of lenders. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. Even if we are able to raise capital through equity or debt financings, as to which there can be no assurance, the interest of existing shareholders in our company may be diluted, and the securities we issue may have rights, preferences and privileges that are senior to those of our common stock or may otherwise materially and adversely affect the holdings or rights of our existing shareholders. If we cannot obtain adequate capital, we may not be able to fully implement our business strategy, and our business, results of operations and financial condition could be adversely affected. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In addition, we have and will continue to raise additional capital through private placements or registered offerings, in which broker-dealers may be engaged. The activities of such broker-dealers are highly regulated and we cannot assure that the activities of such broker-dealers will not violate relevant regulations and generate liabilities despite our expectations otherwise.

We are subject to extensive government regulation which could make it difficult for us to obtain adequate funding or additional funding.

Various PRC regulations restrict our ability to raise capital through external financings and other methods, including, but not limited to, the following:

•	we cannot pre-sell uncompleted residential units in a project prior to achieving certain development milestones specified in related regulations;

•	PRC banks are prohibited from extending loans to real estate companies to fund the purchase of land use rights;

•	we cannot borrow from a PRC bank for a particular project unless we fund at least 35% of the total investment amount of that project using our own capital;

•	we cannot borrow from a PRC bank for a particular project if we do not obtain the land use right certificate for that project;

•	property developers are strictly prohibited from using the proceeds from a loan obtained from a local bank to fund property developments outside of the region where the bank is located; and

•	PRC banks are prohibited from accepting properties that have been vacant for more than three years as collateral for a loan.

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

On January 28, 2008, we issued $20,000,000 in our 5.0% Senior Secured Convertible Notes (“Notes”). The Investors have the right to convert up to 45% ($9 million) of the principal amount of the Convertible Debt into common shares at an initial conversion price of $5.57, subject to an upward adjustment. The Company, at its discretion, may redeem the remaining non-convertible portion of Convertible Debt ($11 million) (the “Non-convertible Portion”) at 100% of the principle amount, plus any accrued and unpaid interest. In addition, we issued warrants to acquire shares of our common stock at $6.07 per share of common stock (the “Warrants”), exercisable at any time after January 28, 2008 to and including February 28, 2013, the expiration date of the Warrants. These securities have anti-dilution protection provisions, which will become operative upon our issuance of additional securities at prices below specified dollar amounts. In addition, the holders of these securities were granted registration rights. The holders may choose to convert part or all of their Notes into our common shares. If we issue additional securities at a price lower than the specified amount, we may have to issue additional securities to the holders. If any, or a combination of such events occurs, the proportionate ownership interest of our existing shareholders may be diluted. On June 10, 2010, the Company and the Investors entered into an amendment (the “Amendment”), which granted Investors the rights to convert the $11 million Non-convertible Portion of the Convertible Debt. The rights expire five business days after the effective date of the registration statement registering the shares to be issued on the conversion.

The warrants issued in 2008 were amended as well to permit the investors to exercise the Warrants on a cashless basis and receive one common share for every two Warrants held if the investor converts at least 55% of face amount of Convertible Debt held.

Upon entering the Amendment, certain investors had agreed to convert 55% of the aggregate face amount of debt to common shares and convert the Warrants by receiving one common share for every two warrants held within five business days after the effective date of the registration statement filed by the Company.

We may be unable to acquire desired development land sites at commercially reasonable costs.

Our revenue depends on the completion and sale of our projects, which in turn depend on our ability to acquire development sites. Our land use rights costs are a major component of our cost of real estate sales and increases in such costs could diminish our gross margin. In China, the PRC government controls the supply of land and regulates land sales and transfers in the secondary market. As a result, the policies of the PRC government, including those related to land supply and urban planning, affect our ability to acquire, and our costs of acquiring, land use rights for our projects. In recent years, the government has introduced various measures attempting to limit investment in the property market in China. Although we believe that these measures are generally targeted at the luxury property market and speculative purchases of land and properties, we cannot assure you that the PRC government will not introduce other measures in the future that adversely affect our ability to obtain land for development. We currently acquire some of our development sites through company bankruptcies. Under current regulations, land use rights acquired from government authorities for commercial and residential development purposes must be purchased through a public tender, auction or listing-for-sale. We may not be able to continue to purchase land use rights from companies in bankruptcy and our land use rights costs may increase in the future, which may lead to a decrease in our profit margin. In addition, we may not successfully obtain desired development sites due to the increasingly intense competition in the land acquisition process. Moreover, the supply of potential development sites in any given city will diminish over time and we may find it increasingly difficult to identify and acquire attractive development sites at commercially reasonable costs in the future.

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

We may be adversely affected by fluctuations in raw material prices and selling prices of our products.

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

The Company is dependent on third-party subcontractors, manufacturers, and distributors for all construction services and the supply of construction materials. Construction services or products purchased from the Company’s five largest subcontractors/suppliers accounted for 33% of the total purchases for the year ended December 31, 2011. A disruption in the supply of such services and materials will adversely affect our construction projects.

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

Our operating subsidiaries must comply with environmental protection laws and such compliance could adversely affect our profitability.

We are required to comply with the environmental protection laws and regulations promulgated by the national and local governments of the People’s Republic of China (“PRC” or “China”). Some of these regulations govern the level of fees payable to government entities providing environmental protection services and the prescribed standards relating to the construction projects. Although our construction technologies allow us to efficiently control the level of pollution resulting from our construction process, due to the nature of our business, waste is unavoidably generated in such processes. If we fail to comply with any of these environmental laws and regulations in the PRC, depending on the types and seriousness of the violation, we may be subject to, among other things, warnings from relevant authorities, the imposition of fines, specific performance and/or criminal liability, forfeiture of profits made, being ordered to close down our business operations and/or suspension of relevant permits.

Our success depends on our management team and other key personnel, the loss of any of whom could disrupt our business operations.

Our future success will depend in substantial part on the continued service of our senior management, including Mr. Pingji Lu, our Chairman, and Mr. Feng Xiaohong, our Chief Executive Officer. The loss of the services of one or more of our key personnel could impede implementation of our business plan and result in reduced profitability. We do not carry key person life or other insurance for any of our officers or employees. Our future success will also depend on the continued ability to attract, retain and motivate highly qualified technical sales and marketing customer support personnel. Because of the rapid growth of the economy in PRC, competition for qualified personnel is intense. We cannot guarantee that we will be able to retain our key personnel or that we will be able to attract, assimilate or retain qualified personnel in the future.

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

We are required to meet various requirements within 90 days after delivery of our properties, or such other period as contracted with our customers, in order for our customers to apply for their property ownership certificates. These requirements include obtaining various governmental clearances, and complying with various formalities and procedures. Under our sales contracts, we are liable for any delay in the submission of the required documents that is a result of our failure to meet such requirements, and, in such cases, we are required to compensate our customers for such delays. In the case of serious delays on one or more property projects, we may be required to pay significant compensation to our customers and our reputation may be adversely affected.

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

The real estate industry is strictly regulated by the PRC government. Property developers in China must abide by various laws and regulations, including rules promulgated by local governments to enforce these laws and regulations. Before commencing, and during the course of, development of a property project, we need to apply for various licenses, permits, certificates and approvals, including land use rights certificates, construction site planning permits, construction work planning permits, construction permits, pre-sale permits and completion acceptance certificates. We need to satisfy various requirements to obtain these certificates and permits. To date, we have not encountered serious delays or difficulties in the process of applying for these certificates and permits, but we cannot guarantee that we will not encounter serious delays or difficulties in the future. In the event that we fail to obtain the necessary governmental approvals for any of our major property projects, or a serious delay occurs in the government’s examination and approval progress, we may not be able to maintain our development schedule and our business and cash flows may be adversely affected. We may forfeit land to the PRC government if we fail to comply with procedural requirements applicable to land grants from the government or the terms of the land use rights grant contracts.

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

Under the PRC Enterprise Income Tax Law and its implementing rules, both of which became effective on January 1, 2008, an enterprise established outside of the PRC with “de facto management bodies” within the PRC is considered a resident enterprise and will be subject to the enterprise income tax rate of 25% on its global income. The implementation rules define the term “de facto management bodies” as “establishments that carry out substantial and overall management and control over the manufacturing and business operations, personnel, accounting, properties, etc. of an enterprise.” The State Administration of Tax, or SAT, issued the Notice Regarding the Determination of Chinese-Controlled Offshore Incorporated Enterprises as PRC Tax Resident Enterprises on the Basis of De Facto Management Bodies, or Circular 82, on April 22, 2009. Circular 82 provides certain specific criteria for determining whether the “de facto management body” of a Chinese-controlled offshore-incorporated enterprise is located in China. Although Circular 82 only applies to offshore enterprises controlled by PRC enterprises, not those controlled by PRC individuals, like our company, the determining criteria set forth in Circular 82 may reflect SAT’s general position on how the “de facto management body” test should be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by PRC enterprises or individuals. Accordingly, we may be considered a resident enterprise and may therefore be subject to the enterprise income tax at 25% on our global income. If we are considered a resident enterprise and earn income other than dividends from our PRC subsidiary, a 25% enterprise income tax on our global income could significantly increase our tax burden and materially and adversely affect our cash flow and profitability.

Under the applicable PRC tax laws in effect before January 1, 2008, dividend payments to foreign investors made by foreign-invested enterprises in China and paid to the foreign investors, such as Tsining Housing Development, were exempt from PRC withholding tax. Pursuant to the PRC Enterprise Income Tax Law, however, dividends generated after January 1, 2008 and payable by a foreign-invested enterprise in China to its foreign investors will be subject to a 10% withholding tax, unless any such foreign investor’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement.

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

Under PRC laws and regulations, our PRC subsidiaries, as foreign invested enterprises in the PRC, may pay dividends only out of their accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a foreign invested enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund certain statutory reserve funds, until the aggregate amount of such fund reaches 50% of its registered capital. At its discretion, it may allocate a portion of its after-tax profits based on PRC accounting standards to staff welfare and bonus funds. These reserve funds and staff welfare and bonus funds are not distributable as cash dividends.

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

On June 29, 2007, the National People’s Congress of China enacted the Labor Contract Law, which became effective on January 1, 2008. Compared to the Labor Law, the Labor Contract Law establishes more restrictions and increases costs for employers to dismiss employees, including specific provisions related to fixed-term employment contracts, temporary employment, probation, consultation with the labor union and employee assembly, employment without a contract, dismissal of employees, compensation upon termination and overtime work, and collective bargaining. According to the Labor Contract Law, an employer is obliged to sign a labor contract with an unlimited term with an employee if the employer continues to hire the employee after the expiration of two consecutive fixed-term labor contracts or the employee has worked for the employer for ten consecutive years. The employer also has to pay compensation to an employee if the employer terminates an unlimited-term labor contract. Such compensation is also required when the employer refuses to renew a labor contract that has expired, unless it is the employee who refuses to extend the expired contract. In addition, under the Regulations on Paid Annual Leave for Employees, which became effective on January 1, 2008, employees who have served more than one year for an employer are entitled to a paid vacation ranging from 5 to 15 days, depending on their length of service. Employees who waive such vacation time at the request of employers shall be compensated for three times their regular salaries for each waived vacation day.

According to the above PRC central government and local regulations, we are required to pay to the designated government agencies various statutory employee benefits, including pensions, housing funds, medical insurance, work-related injury insurance, unemployment insurance and childbearing insurance for all employees. At the same time, we are required to pay statutory employee benefits based on the local government pre-set contribution ratio, and accrue provisions for unpaid employee benefits based on relevant central government regulations. Thus, we cannot be certain that such accrued amounts will be sufficient to meet any additional employee benefits payments that we are required to pay in the future. As a result of these new measures designed to enhance labor protection, our employee costs are expected to increase, which may adversely affect our business and our results of operations.

We are heavily dependent on the performance of the residential property market in China, which is in a relatively early stage of development.

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

The property industry in the PRC is highly competitive. In the Tier II cities in which we operate, local and regional property developers are our major competitors, and an increasing number of large state-owned and private national property developers have started entering these markets. Many of our competitors, especially the state-owned and private national property developers, are well capitalized and have greater financial, marketing and other resources than we have. Some also have larger land banks, greater economies of scale, broader name recognition, a longer track record and more established relationships in certain markets. In addition, the PRC government’s recent measures designed to reduce land supply further increased competition for land among property developers.

Competition among property developers may result in increased costs for the acquisition of land for development, increased costs for raw materials, shortages of skilled contractors, oversupply of properties, decrease in property prices in certain parts of the PRC, a slowdown in the rate at which new property developments will be approved and/or reviewed by the relevant government authorities and an increase in administrative costs for hiring or retaining qualified personnel, any of which may adversely affect our business and financial condition. Furthermore, property developers that are better capitalized than we are may be more competitive in acquiring land through the auction process. If we cannot respond to changes in market conditions as promptly and effectively as our competitors or effectively compete for land acquisition through the auction process or fail to compete on other terms with our competition, our business and financial condition will be adversely affected.

In addition, risk of property over-supply is increasing in parts of China, where property investment, trading and speculation have become overly active. We are exposed to the risk that in the event of actual or perceived over-supply, property prices may fall drastically, and our revenue and profitability could be adversely affected.

The PRC government may adopt further measures to slow the growth of the property sector.

Along with the economic growth in China, investments in the property sectors have increased significantly in the past few years. In response to concerns over the scale of the increase in property investments, the PRC government has introduced policies to slow property development. We believe the following regulations, among others, significantly affect the property industry in China.

In May 2006, the Ministry of Construction, National Development and Reform Commission, or the NDRC, People’s Bank of China (the “PBOC”) and other relevant PRC government authorities jointly issued the Opinions on Adjusting the Housing Supply Structure and Stabilizing the Property Prices, which introduced measures to limit resources allocated to the luxury residential market. For instances, the new measures require that after June 1, 2006 at least 70% of a residential project must consist of units with a Gross Floor Area (“GFA”) of less than 90 square meters per unit, and, if it has a unit GFA of 90 square meters or more and the property is purchased for residence purpose only, the minimum amount of down payment was increased from 20% to 30% of the purchase price of the underlying property. In September 2007, the PBOC and the China Banking Regulatory Commission issued the Circular on Strengthening the Management of Commercial Real Estate Credit Facilities, which increased the minimum down payment for any purchase of second or subsequent residential property to 40% of the purchase price if the purchaser had obtained a bank loan to finance the purchase of his or her first property.

In July 2006, the Ministry of Construction, the Ministry of Commerce, the NDRC, the PBOC, the State Administration for Industry and Commerce and the State Administration of Foreign Exchange (“SAFE”) issued Opinions on Regulating the Entry and Administration of Foreign Investment in Real Property Market, which impose significant requirements on foreign investment in the PRC real estate sector. For instance, these opinions set forth requirements for registered capital of a foreign invested real property enterprise as well as thresholds for a foreign invested real property enterprise to borrow domestic or overseas loans. In addition, in May 2007, the Ministry of Commerce and SAFE jointly issued the Notice on Further Strengthening and Regulating the Approval and Supervision of Foreign Investment in Real Estate Market, which requires, a foreign invested real property enterprise approved by local authorities to register such approvals with the Ministry of Commerce.

Adopting to the PRC government’s restrictive regulations and measures to curtail overheating of the property sector could increase our operating costs, limit our access to capital resources or even restrict our business operations. We cannot be certain that the PRC government will not issue additional and more stringent regulations or measures, which could further slow down property development in China and adversely affect our business and prospects.

Our sales will be affected if mortgage financing becomes more costly or otherwise becomes less attractive.

Substantially all purchasers of our residential properties rely on mortgages to fund their purchases. An increase in interest rates may significantly increase the cost of mortgage financing, thus affecting the affordability of residential properties. In 2008, the PBOC changed the lending rates five times. The benchmark lending rate for loans with a term of over five years, which affects mortgage rates, was increased to 5.94 percent on August 30, 2010. The PRC government and commercial banks may also increase the down payment requirement, impose other conditions or otherwise change the regulatory framework in a manner that would make mortgage financing unavailable or unattractive to potential property purchasers. Under current PRC laws and regulations, purchasers of residential properties generally must pay at least 20 percent of the purchase price of the properties before they can finance their purchases through mortgages. In May 2006, the PRC government increased the minimum amount of down payment to 30 percent of the purchase price of the underlying property if such property has a unit GFA of 90 square meters or more and the property is purchased for residence purpose only. In September 2007, the minimum down payment for any purchase of a second or subsequent residential property was increased to 40 percent of the purchase price if the purchaser had obtained a bank loan to finance the purchase of his or her first property. Moreover, the interest rate for bank loans of such purchases shall not be less than 110 percent of the PBOC benchmark rate of the same term and category. For further purchases of properties, there would be additional upward adjustments on the minimum down payment and interest rate for any bank loan. In addition, mortgagee banks may not lend to any individual borrower if the monthly repayment of the anticipated mortgage loan would exceed 50 percent of the individual borrower’s monthly income or if the total debt service of the individual borrower would exceed 55 percent of such individual’s monthly income. If the availability or attractiveness of mortgage financing is reduced or limited, many of our prospective customers may not be able to purchase our properties and, as a result, our business, liquidity and results of operations could be adversely affected.

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

The PRC government from time to time introduces certain policy and regulatory measures to cool down the real estate market and we have seen the effects of such policies and regulatory measures in certain cities.

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

In cities such as Beijing and Shanghai, we have seen the effects of such policies and regulatory measures. The sales volumes for real properties in Beijing and Shanghai decreased significantly after the policy change. The sale prices for certain properties in such cities also weakened. The PRC government’s policy and regulatory measures on the PRC real estate sector could limit our access to required financing and other capital resources, adversely affect the property purchasers’ ability to obtain mortgage financing or significantly increase the cost of mortgage financing, reduce market demand for our properties and increase our operating costs. These factors may materially and adversely affect our business, financial condition, results of operations and prospects.

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

Certain circulars issued by the PRC State Council and related measures taken by ministries and local governments have restricted and may continue to restrict the ability of purchasers to qualify for or obtain mortgage financing. For example, under a circular issued in April 2010, certain purchasers of our properties can no longer qualify for loans and this led to cancellations of our existing sales and the returning of down payments by us to those persons who had previously entered into contracts with us to purchase a unit but were unable to obtain a mortgage within the 30-day period after the contract date.

PRC government may issue further restrictive measures in the future.

On February 25, 2011, Xi’an’s government put forward a local restrictive policy. The policy prohibits residential housing purchases for 1) non-local residents, who are not able to provide a local tax payment certificate over one year, 2) local resident, who is already in possession of two residential units. The policy also limits residential housing purchases for 1) non-local residents, who are able to provide local tax payment certificate over one year, to only one unit, 2) local residents, who are already in possession of only one residential unit, to one additional residential unit.

We cannot assure you that the PRC government will not issue further restrictive measures in the future. The PRC government’s restrictive regulations and measures could increase our operating costs in adapting to these regulations and measures, limit our access to capital resources or even restrict our business operations, which could further adversely affect our business and prospects.

An increase in interest rates will increase our customers’ mortgage financing  which may further adversely affect the real estate market  in the PRC.

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

While China’s economy has experienced significant growth in the past 20 years, such growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but they may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by government control over capital investments or changes in tax regulations.

The economy of China has been changing from a planned economy to a more market-oriented economy. In recent years, the Chinese government has implemented measures emphasizing the utilization of market forces for economic reforms, the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in China are still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over China’s economic growth through the allocation of resources, the control of payments of foreign currency-denominated obligations, the setting of monetary policy and the provision of preferential treatment to particular industries or companies.

Capital outflow policies in China may hamper our ability to remit income to the United States.

The PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive all of our revenue in RMB. Under our current corporate structure, our U.S. holding company may rely on dividend payments from our PRC subsidiaries to fund any cash and financing requirements we may have. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval from the State Administration of Foreign Exchange (“SAFE”) by complying with certain procedural requirements. Therefore, our PRC subsidiaries are able to pay dividends in foreign currencies to us without prior approval from SAFE by complying with certain procedural requirements. However, approval from or registration with appropriate government authorities is required where RMB is to be converted into a foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. This could affect the ability of our PRC subsidiaries to obtain foreign exchange through debt or equity financings, including by means of loans or capital contributions from us. In the future, the PRC government may also at its discretion restrict access to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currencies to satisfy our foreign currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

The fluctuation of the Renminbi may materially and adversely affect your investment.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions and China’s foreign exchange policies. The conversion of RMB into foreign currencies, including U.S. dollars, has been based on exchange rates set by the People’s Bank of China. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB solely to the U.S. dollar. Under this revised policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. Since the removal of the U.S. dollar peg, the RMB has appreciated more than 30% against the U.S. dollar. It is difficult to predict how long the current situation may last and when and how RMB exchange rates may change going forward. Any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our common stock into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations.

Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making dividend payments on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi, the value of the U.S. dollar equivalent we could receive on conversion would be reduced. Any significant devaluation of the Renminbi may reduce our operation costs in U.S. dollars but may also reduce our earnings in U.S. dollars. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of those assets.

There can be no assurance that the Renminbi will not be subject to devaluation. We may not be able to hedge effectively against Renminbi devaluation, so there can be no assurance that future movements in the exchange rate of the Renminbi and other currencies will not have an adverse effect on our financial condition.

In addition, there can be no assurance that we will be able to obtain approval for sufficient foreign exchange amounts to pay dividends or satisfy other foreign exchange requirements in the future.

It may be difficult to effect service of process and enforcement of legal judgments upon our Company and our officers and directors because some of them reside outside the United States.

As our operations are presently based in China and some of our key directors and officers reside outside the United States, service of process on our key directors and officers may be difficult to effect within the United States. Also, substantially all of our assets are located outside the United States and any judgment obtained in the United States against us may not be enforceable outside the United States. Moreover, our PRC counsel has advised us that the PRC does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of court judgement. In order to minimize this risk of nonenforcement, we have appointed Pingji Lu, our Chairman and Chief Executive Officer, as our agent to receive service of process in any action against our company in the United States.

If relations between the United States and China worsen, our stock price may decrease and we may have difficulty accessing the U.S. capital markets.

At various times during recent years, the United States and China have had disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade conflicts between the United States and China could adversely affect the market price of our common stock and our ability to access U.S. capital markets.

We may face obstacles from the communist system in China.

Foreign companies conducting operations in China face significant political, economic and legal risks. The political system in China, which includes a cumbersome bureaucracy, may hinder western investment in the Company.

We may have difficulty establishing adequate management, legal and financial controls in China.

China historically has not adopted a western styles of management or financial reporting concepts and practices, modern banking, computing or other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in China. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, methods of collecting financial data and preparing financial statements and accounting and corporate records and instituting business practices that meet western standards.

It will be extremely difficult to establish jurisdiction and enforce liabilities against our officers, directors, and assets based in China. Because some of the Company’s executive officers and directors, including, the chairman of the Board of Directors, are Chinese citizens, it may be difficult, if not impossible, to obtain jurisdiction over these persons in the event a lawsuit is initiated against us and or our officers and directors by a stockholder or group of stockholders in the United States. Also, because the majority of our assets are located in China, it would also be extremely difficult to access those assets to satisfy an award entered against the Company in a United States court.

Interpretation of PRC laws and regulations involves uncertainty.

Our core business is conducted within China and is governed by PRC laws and regulations. The PRC legal system is based on written statutes, and prior court decisions can only be used as a reference. Since 1979, the PRC government has promulgated laws and regulations in relation to economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, with a view to developing a comprehensive system of commercial law, including laws relating to property ownership and development. However, due to the fact that these laws and regulations have not been fully developed, and because of the limited volume of published cases and the non-binding nature of prior court decisions, interpretation of PRC laws and regulations involves a degree of uncertainty. Some of these laws may be changed without being immediate publication or may be amended with retroactive effect. Depending on the government agency or how an application or case is presented to such agency, we may receive less favorable interpretations of laws and regulations than our competitors, particularly if a competitor has long been established in the locality of, and has developed a relationship with such agency. In addition, any litigation in China may be protracted and result in substantial costs and a diversion of resources and management attention. All of these uncertainties may cause difficulties in the enforcement of our land use rights, entitlements under our permits, and other statutory and contractual rights and interests.

We may face judicial corruption in the People’s Republic of China.

Another obstacle to foreign investment in the People’s Republic of China is corruption. There are no assurances that we will be able to obtain recourse, if desired, through the People’s Republic of China’s comparably poorly developed and sometimes corrupt judicial systems.

Risks Related to Our Common Stock

There is no assurance of an established public trading market, which may adversely affect the ability of investors in our company to sell their securities on the public markets.

Although our common stock trades on the NASDAQ, a regular trading market for the securities may not be sustained in the future. Market prices for our common stock will be influenced by a number of factors, including:

•	the issuance of new equity securities;

•	changes in interest rates;

•	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	variations in quarterly operating results;

•	change in financial estimates by securities analysts;

•	the depth and liquidity of the market for our common stock;

•	investor perceptions of our company and the real estate industry generally; and

•	general economic and other national conditions.

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

Our executive officers and directors and principal stockholders together beneficially own a majority of the total voting power of our outstanding voting capital stock. These stockholders will be able to determine the composition of our Board of Directors, will retain the voting power to approve most matters requiring stockholder approval and will continue to have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market prices for their shares of our common stock.

Our common stock could be considered to be a “penny stock.”

Our common stock could be considered to be a “penny stock” if it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Securities Exchange Act of 1934, as amended. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on the NASDAQ, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

As of March 29, 2012, our stock is quoted on the NASDAQ Stock Market and has a price of $1.41 per share.

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

From time to time, some of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations. The SEC adopted amendments to Rule 144 which became effective on February 15, 2008. Under these amendments, a person who has beneficially owned restricted shares of our common stock or warrants for at least six months would be entitled to sell their securities provided that (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding, a sale and (ii) we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale.

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

Our properties are located in Xi’an, Shaanxi province in China.

Name of project	Geographic location	Subsistence area (square meter)
Tsining JunJing I	North Jinhua Road Xi’an City	29,929
Tsining-24G	East Erhuan of Xi’an City	8,999
Tsining JunJing II Phase one	Dongzhan Road of Xi’an City	142,214
Tsining JunJing II Phase two	Dongzhan Road of Xi’an City	121,888
Puhua Phase One	South Gongyuan Road of Xi’an City	136,927
Puhua Phase Two	South Gongyuan Road of Xi’an City	260,810
Tsining JunJing III	Dongzhan Road of Xi’an City	52,245
Yijing Yuan (Land)	South Erhuan of Xi’an City	60,666
Other Projects		4,218
Total		817,896

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock has traded on the NASDAQ Capital Market under the symbol CHLN since May 16, 2008. The following table shows, for the periods indicated, the high and low trading prices of our common stock as reported by the National Quotation Bureau, Inc., from the first quarter of 2009 through December 31, 2011. Prior to May 16, 2008, our stock traded on the OTCBB market.

High & Low Stock Price	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2011
High	3.44	2.34	1.58	1.36
Low	1.96	1.25	0.85	0.91
2010
High	4.49	3.98	2.64	2.80
Low	3.60	2.06	1.90	1.97
2009
High	1.90	6.15	6.59	5.30
Low	0.94	1.21	3.28	2.80

As of December 31, 2011, there were approximately 152 shareholders on record of our common stock, excluding shareholders who have their shares held in street name (by their stock brokerage firms).

Dividends: We have not paid any dividends during the past two years.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below shows the December 31, 2011 Equity Plan Information.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	(1)	(2)	(3)
	# of securities to be issued upon exercise of outstanding options, warrants, rights	Weighted-average exercise price of outstanding options, warrants, rights ($)	# of securities remaining available for future issuance under equity compensation plans
Stock option	1,227,755	1.39	5,302,774

For a description of the material items of the 2010 Long-Term Incentive, please see our Information Statement on Form 14C filed with the SEC on January 20, 2011.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average Price Paid per Share	(c) Total Value of Shares Purchased as Part of Publicly Announced Plans	(d) Appropriate Dollar Value of Shares that May yet Be Purchased Under the Plans
Month 1# (20, September 2011 to 30 September)	117,300	1.4003	$167,357	$4,832,643
Month 2# (19, November 2011 to 22, November)	15,500	1.2623	$19,609	$4,813,034
Month 3# (5, December 2011 to 30 December)	205,000	1.1067	$233,132	$4,579,902

*The plan was announced on September 15, 2011 and the Board has authorized repurchases of up to $5,000,000 of the Company's common stock. The plan is expected to last 12 to 24 months; however, it may be terminated by the Board at any time.

ITEM 6. SELECTED FINANCIAL DATA

Summary of operations

(US$ in thousands, except per share amounts)

	As of December 31
	2011	2010	2009
Total revenue	$122,804	$140,269	$86,559
Cost of sales	95,557	104,382	62,902
Selling, general, and administrative expenses	13,036	12,910	9,182
Stock-based compensation	211	60	252
Security registration expenses	0	0	1,787
Interest expenses	1,218	1,834	2,323
Other expenses	1,381	938	386
Accretion expense on convertible debt	987	1,417	1,213
Income (loss) from operations	10,414	18,728	8,514

Net income	$10,229	$17,595	$1,732

Net income per common share - Basic	0.29	0.10	0.08
Net income per common share - Diluted	0.26	0.02	0.08

Financial data

(US$ in thousands, except per share amounts)

	As of December 31
	2011	2010
Total assets	$468,756	$363,152
Total shareholders’ equity	129,111	101,731
Basic weighted average shares outstanding	34,742	32,854
Diluted weighted average shares	36,357	35,579

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

Warrants and derivative liability

As of December 31, 2011, the Company has approximately $4,162 of warrants liability and $330,629 of fair value of embedded derivatives on its balance sheet, representing approximately 0.0% and 0.1% of the total liabilities of the Company, respectively.

We utilize the Cox-Rubinstein-Ross (“CRR”) Binomial Lattice Model to estimate the fair value of warrant liability and embedded derivatives. The CRR model depends on the following assumptions: the Company’s common stock price underlying the warrants, strike price, conversion price, expected life, expected volatility, risk free interest rate, and dividend rate. We used the CRR Binomial Lattice Model for the past three years and we do not expect any significant changes to the assumptions except for the common share price and the expected volatility.

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

Prior to June 10, 2010, the date of the Amendment to the Convertible Debt, the Company used the CRR Binomial Lattice Model to assess the fair value of warrants and embedded derivatives at each reporting period. After the Amendment, since the investor could exercise the warrants on a cashless basis and receive one common share for every two warrants held, if the investor converts at least 55% of face amount of Convertible Debt held, in addition to the CRR Binomial Lattice Model, the Company also uses an alternative valuation method (the “Alternative Model”) to assess the fair value of the warrants. The Alternative Model is based on the share price of the Company at valuation date and the number of common shares that could result from the two for one cashless exercise. The Company records the warrant liability based on the higher valuation resulted from either CRR Binomial Lattice Model or Alternative Model at each valuation date. On January 25, 2011, certain investors requested and the Company’s Board approved the request to convert $9,763,000 of convertible debt into 1,752,783 common shares with related warrants exercised on a two to one cashless basis. The conversion was effective on February 16, 2011. Since the Company’s registration statement became effective during the period, the right to convert the $11 million non-convertible portion of the Convertible Debt and to exercise the warrants on a cashless basis and receive one common share for every two warrants expired. During the year ended December 31, 2011, our common stock price experienced large fluctuations with the price decreasing from $2.74 on December 30, 2010 to $0.99 on December 29, 2011. The decrease in stock price caused a decrease in fair value for warrants liability and embedded derivatives. As a result, we recognized approximately $1.1 million as a change in fair value of warrants and $1.7 million as a change in fair value of embedded derivatives, which are all non-cash gains.

The following table summarizes the fair value of warrant liability and embedded derivatives during the periods indicated.

	2011	2010

Fair value of warrants liability	$4,162	$2,766,382
Fair value of embedded derivatives	$330,629	$2,027,726

The following tables summarize all the warrants and conversion option outstanding and the assumptions used for their valuations as of December 31, 2010 and December 31, 2011.

Investor Warrants:	12/31/2011	12/31/2010
Strike price	6.07	6.07
Market price	1.00	2.74
Valuation date	12/31/2011	12/31/2010
Expiry date	2/28/2013	2/28/2013
Volatility	85.00%	100.00%
Risk free rate	0.14%	0.68%
Option value	0.01918	0.97788

# of warrants	161,715	1,401,531

CRR Binomial Lattice Model Value	3,102	1,370,529

Alternative Model

# of shares if warrants converted two for one	N/A *	700,765
Alternative Value	3,102	1,920,097

Warrants Value	3,102	1,920,097

Investor Warrants:	12/31/2011	12/31/2010
Strike price	4.50	4.50
Market price	1.00	2.74
Valuation date	12/31/2011	12/31/2009
Expiry date	5/9/2012	5/9/2012
Volatility	85.00%	70.00%
Risk free rate	0.04%	0.40%

Option value	0.00042	0.33322

# of warrants	2,539,416	2,539,416

Value	1,060	846,285

Conversion Option Valuation:	12/31/2011	12/31/2010
Strike price	5.57	5.57
Market price	1.00	2.74
Valuation date	12/31/2011	12/31/2010
Expiry date	1/28/2013	1/28/2013
Volatility	85.00%	95.00%
Risk free rate	0.13%	0.11%
Option value	0.01896	0.01800

Host Value - principal	8,999,500	20,000,000
Host Value - interest	0	0

Shares issuable on conversion	1,615,709	3,590,664

Option Value - principal	30,628	2,027,726

*The option expired within 5 business days after the effective date of the registration statement filed by the Company.

Real estate held for development or sale, intangible asset and deposits on land use rights

We evaluate the recoverability of our real estate developments taking into account several factors including, but not limited to, our plans for future operations, prevailing market prices for similar properties and projected cash flows.

We review real estate projects whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, we measure impairment by comparing the carrying value to the estimated undiscounted future cash flows expected as a result of the use of the asset and its eventual disposition. If the total of the expected undiscounted cash flow is less than the carrying amount of the assets, we would recognize an impairment loss based on the fair value of the asset.

Our judgments and estimates related to impairment include our determination of whether an event has occurred that warrants an impairment test. If a test is required, we will also have to make certain judgments and estimations concerning our expectations of future cash flows and the calculation of the fair value of the impaired assets.

When real estate costs are determined to be impaired, they are written down to their estimated fair value less cost to sell. The Company evaluates the carrying value for impairment based on the undiscounted future cash flows of the assets. Write-downs of real estate costs deemed impaired would be recorded as adjustments to the cost basis. There has been no impairment on the real estate inventories and no impairment loss has been recorded for the year ended December 31, 2011, 2010 and 2009.

The following table summarizes the components of real estate inventories as of December 31, 2011 and December 31, 2010:

	2011	2010

Real estate projects completed and held for sale	$4,846,502	$8,176,690
Real estate projects held for development	158,635,814	96,409,860
Total real estate held for development or sale	163,482,316	$104,586,550

The Company’s TangDu project is essentially a land use right plus miscellaneous pre-construction costs. The Company still owns the legal title over this land use right but the government is negotiating with the Company regarding a potential transfer back to government. If the land use right is transferred back to the government, the Company believes the government will refund all the related costs incurred by the Company.

Intangible Assets

Intangible assets consist of the following as of December 31, 2011 and 2010:

	2011	2010
Development right acquired (a)	$51,309,767	$48,930,082
Land use right acquired (b)	8,540,070	8,143,992
Construction license acquired (c)	1,196,106	1,140,632
	61,054,943	58,214,706
Accumulated amortization	(6,896,990)	(6,368,296)
Intangible asset, net	$54,148,953	$51,846,410

(a)	The development right for 487 acres of land in Baqiao Park obtained from the acquisition of New Land in fiscal 2007. The intangible asset has a finite life. In accordance with accounting standard, “Goodwill and Other Intangible Assets”, the intangible asset is subject to amortization over its estimated useful life. This method is intended to match the pattern of amortization with the income-generating capacity of the asset. The development right was originally to expire on June 30, 2011. On November 25, 2010, the Company extended the right to June 30, 2016.

(b)	The land use right was acquired through acquisition of Suodi. The land use right certificate will expire in November, 2048. The Company amortizes the land use right over 39 years starting from the date of acquisition.

(c)	The construction license was acquired through acquisition of Xinxing Construction. The construction license, which is subject to be renewed every 5 years, is not amortized and has an indefinite estimated useful life because management believes the Company will be able to continuously renew the license in future. The license was subject to renewal on March 10, 2010. During the second quarter of fiscal 2011 the Company successfully renewed the license to December 31, 2015.

The Company evaluates its intangible asset for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Based on the discounted estimated future cash flows, the Company will record a write-down for impairments if the discounted cash flows are over the carrying value of the intangible asset. No impairment write-down was recognized for December 31, 2011, 2010 and 2009.

For the year ended December 31, 2011, the Company recorded $213,274 of amortization expense on land use rights (2010 and 2009 - $207,029 and $Nil, respectively). The amortization was included in selling, general and administrative expenses. There was no amortization on development rights during fiscal 2011 (2010 - $Nil and 2009 - $4,665,592), which were capitalized and included in real estate held for development or sale.

Deposits on land use rights

	2011	2010	2009

Deposits on land use rights	65,286,137	74,938,729	28,084,346

The Company conducts regular reviews of its deposits on land use rights. After review and assessment, the Company concluded that there were no significant decreases in market prices and therefore no impairment write-downs were required. According to E House (China) Real Estate Research Institute the average residential sale price in Xi’an city was stable in the fiscal year ended December 31, 2011. The average sale price increased to 7,324 RMB per square meter (approximately US$ 1,152 per square meter) from 6,211 RMB in 2010, representing about 18% year-on-year growth.

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

As of December 31, 2011, we had $22,014,953 of cash and cash equivalents, compared to $46,904,161 as of December 31, 2010, a decrease of $24,889,208.

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

CONSOLIDATED OPERATING RESULTS

Fiscal Year Ended December 31, 2011 Compared With 2010

Revenues

Our revenues are primarily derived from the sale of residential and commercial units in western China, mainly in Xi’an and the surrounding area. We also perform infrastructure work for the local government as well as preliminary land development projects.

The revenues from our real estate sales in the year ended December 31, 2011 decreased 19% to $106.8 million from $131.5 million as compared to the same period of 2010. We believe the primary reasons for the decline are limited demand and market hesitations caused by restrictive government policies. In the fourth quarter of 2011, we obtained all the necessary permits for JunJing III, making the project another source of our total revenues. Our Puhua Phase One and Phase Two projects continued serving as main revenue contributors during the year.

Also, we were able to recognize the Puhua Phase One revenue from early 2010. This project should further increase our sales and revenue in the coming years.

We officially started the pre-sales for Puhua Phase Two in the second quarter of 2010. As of December 31, 2011, we have pre-sold about 49% of all available GFA and 55% of all available units.

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

Revenues by project:	2011	2010
US$

Project Under Construction
JunJing III	24,408,721
Puhua Phase One	39,512,101	41,069,075
Puhua Phase Two	32,033,734	7,300,049
Completed Project
Tsining JunJing II Phase Two (Under construction in 2010)	6,270,097	63,403,184
Tsining JunJing II Phase One	2,391,817	13,522,521
Tsining JunJing I	1,402,128	3,406,763
Tsining-24G	695,439	2,013,427
Tsining In Home		492,795
Other	97,717	264,647
Revenues from the sale of properties	$106,811,754	131,472,461

The following table summarizes details of our most significant projects:

Revenues by project:	2011	2010
US$
Puhua Phase One contract sales	22,037,645	68,851,673
Revenue	39,512,101	41,069,075
Total gross floor area (GFA) available for sale	136,927	136,927
GFA sold during the period	21,581	95,061
Remaining GFA available for sale	20,285	31,511
Percentage of completion	87.4%	64.6%
Percentage GFA sold during the period	15.7%	69.4%
Percentage GFA sold to date	85.2%	69.4%
Average sales price per GFA	1,021	724

Puhua Phase Two contract sales	44,217,858	20,539,648
Revenue	32,033,734	7,300,049
Total gross floor area (GFA) available for sale	260,810	260,810
GFA sold during the period	49,350	28,627
Remaining GFA available for sale	182,833	232,183
Percentage of completion	53.2%	35.67%
Percentage GFA sold during the period	18.9%	11.0%
Percentage GFA sold to date	29.9%	11.0%
Average sales price per GFA	896	718

JunJing III contract sales	32,921,226	-
Revenue	24,408,721	-
Total gross floor area (GFA) available for sale	52,245	45,548
GFA sold during the period	33,913
Remaining GFA available for sale	18,332
Percentage of completion	73.9%
Percentage GFA sold during the period	64.9%
Percentage GFA sold to date	64.9%
Average sales price per GFA	971

Revenues from projects under construction

Puhua Phase One

Phase One consists of 13 middle-rise and high-rise buildings and Garden Houses with total expected revenues of approximately $123.7 million. We officially started the pre-sales in the fourth quarter of 2009 and were able to secure $90.9 million in contract sales for 746 units of which we have recognized approximately $81.4 million.

Puhua Phase Two

Phase Two consists of 12 middle-rise and high-rise buildings and Garden Houses with total expected revenues of approximately $245.6 million. We officially started the pre-sales in the second quarter of 2010 and were able to secure $64.8 million in contract sales for 601 units of which we recognized approximately $32.0 million in 2011.

JunJing III

JunJing III is located near our JunJing II project and the city expressway. It has an expected total GFA of about 52,245 square meters. The project will consist of three high rise buildings, each 28 to 30 stories high. The project is targeting middle to high income customers who require a high quality living environment and convenient transportation to the city center. We started construction during the fourth quarter of 2010 and pre-sales began during the fourth quarter of 2011. The total estimated revenue from this project is about $51 million. We have recognized $24.4 million out of $32.9 million contract sales.

Revenues from projects completed

Revenue in 2011 from completed projects accounted for about 10% of total revenue from sales of properties during the year. The completed projects included Tsining JunJing I, Tsining-24G, Tsining in Home, JunJing II Phase One and Phase Two. Typically we hold and lease commercial units of completed projects to generate rental income. As the market prices for the retail units goes up, we accelerate our marketing plan and liquidate commercial units of completed projects.

Other income

Other income includes property management fees, rental income, revenues from the disposal of fixed assets as well as government’s allowance for the equivalent cost of interest on the Company’s investments required to support infrastructure construction, continued river management and suburban planning for the entire Baqiao high-technology industrial park. We recognized $16.0 million in other income for the year ended December 31, 2011 compared with $8.8 million in the same period of 2010. The 82 percent increase is detailed in the following table:

	For the year ended
	December 31,	December 31,
	2011	2010
Interest income	$200,136	$316,870
Rental income, net	974,589	1,458,916
Income from property management services	3,571,934	3,751,535
Miscellaneous construction contracts	7,302,791	1,282,292
Gain on disposal of property and equipment	2,138,062	-
Gain on disposal of assets held for sale	-	1,134,675
Miscellaneous income	1,804,959	852,035
Total	$15,992,471	$8,796,323

Cost of real estate sales

The cost of properties and land for the year ended December 31, 2011 decreased 13.5 percent to $85.0 million compared with $98.3 million in the same period of 2010. The decrease in cost is in line with the decrease in revenue. We had three projects under construction during 2011, including Puhua Phase One and Two, and the JunJing III project. JunJing III started revenue recognition in the fourth quarter of 2011 while JunJing II Phase Two was completed during June 2011.

Gross profit and profit margin

Gross profit for the year ended December 31, 2011 was $27.2 million, representing a decrease of 24.2 percent from $35.9 million in the same period of 2010. The gross profit margin for the year ended December 31, 2011 was 22.2 percent compared with 25.6 percent in the same period of 2010. The decrease in the gross profit margin was due to a number of reasons. During the second quarter of 2011, upon the completion of JunJing II project, additional cost incurred, and the Company changed cost estimate for the projects under construction. Such increased cost lowered gross margin during that quarter. During the fourth quarter of 2011, the Company changed its revenue estimate and cost estimates for the Puhua project, due to increased general construction costs and lowered expected future sales contract amounts. Meanwhile, the sales of Puhua parking lots commenced, which generally have approximately 4% to 6% margin, also brought down gross margin.

Selling, general and administrative expenses

SG&A for the year ended December 31, 2011 increased 1.0 percent to $13.0 million from $12.9 million in the same period of 2010. The increase in SG&A was mainly due to the increased marketing and administrative expenses related to the new projects. Increases in audit expenses associated with SOX compliance and employee salary increases also contributed to the increased administrative expenses. The ratio of SG&A to total revenues for the year increased from 9.2% in 2010 to 10.6 % in 2011. This increase was due to the decrease in revenue.

Stock-based compensation

Stock-based compensation results from grants pursuant to the employee stock option plan approved in the second quarter of 2011. Grants under the plan are intended to serve as incentives to employees. Under the plan, 1,227,755 stock options have been granted to the employees of the Company. Stock-based compensation in the year ended December 31, 2011 was $210,696. We incurred $59,606 for the year ended December 31, 2010, due to shares issued to directors in accordance with their service agreements.

The 1,227,755 stock options granted on June 13, 2011 have an estimated fair value of $1,316,911 for an average value of $1.04 to $1.10 per stock option using the CRR option pricing model with the following key assumptions:

June 13, 2011
Expected life	5.5 – 6.5 years
Expected volatility	95%
Risk-free interest rate	1.74% - 2.10%
Dividend yield	0%

The expected life of the options represents the period of time the granted options are expected to be outstanding. As the Company had not previously granted options, no historical exercising pattern could be followed in estimating the expected life. Therefore, the expected life was estimated as the average of the contractual term and the vesting period. The Company has not paid dividends in the past nor does it expect to pay dividends in the foreseeable future.

The Company does not believe any of the options will be forfeited because most of the stock options are granted to long-term employees and officers. In addition, since the performance conditions are set at a reasonably achievable level, the Company believes 100% of the performance conditions can be met.

Compensation expense for stock options related to the 1,227,755 stock options is recognized over the vesting period. During the year ended December 31, 2011, compensation expense of $210,696 (December 31, 2010 - $Nil) was recognized in the consolidated statements of income.

Other expenses

Other expenses consist mainly of late delivery settlements and maintenance costs and other miscellaneous expenses. Other expenses in the year ended December 31, 2011 increased 47.2 percent to $1,380,517 compared with $937,568 in the same period of 2010. This was mainly because the government was not able to refund business taxes of approximately $0.59 million as we previously expected, and we wrote it off during the year.

Net income from business operations

Operating profit for the year ended December 31, 2011 was $10.4 million compared with $18.7 million in the same period of 2010, with such decrease primarily due to lower sales and decreased gross margin. As a result, the operating profit margin was 8.5 percent for the year ended December 31, 2011 compared with 13.4 percent for the year ended December 31, 2010.

Finance expense

Interest expense for the year ended December 31, 2011 decreased 33.6 percent to $1.2 million from $1.8 million for the year ended December 31, 2010. This decrease in interest expense is due to an increase in capitalized interest resulting from a larger number of projects.

Change in fair value of embedded derivative

Embedded derivatives are related to the Company’s $20 million Convertible Debt offering that was completed in January 2008. The change in the fair value of embedded derivatives is a periodic adjustment to the estimated cost to the Company, which is provided by the Cox-Ross-Rubinstein Binomial Lattice valuation model (CRR model).

The CRR model depends on the following assumptions: the Company’s common stock price underlying the warrants; strike price; conversion price; expected life; expected volatility; risk free interest rate; and dividend rate. During the year ended December 31, 2011, our common stock price experienced large fluctuations with the price decreasing from $2.74 on December 31, 2010 to $1.00 on December 30, 2011. The decrease in stock price and expected volatility caused a decrease in fair value for warrants and the change in fair value was booked as a reverse of non-cash expense.

The company recorded a gain of $1,697,097 from the change in the fair value of embedded derivatives for the year ended December 31, 2011 compared with a gain of $3,882,873 in 2010.

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

In addition, the Company was required to estimate the fair value of its remaining warrants outstanding and adjust the value as appropriate. The Company chose to use the Cox-Ross-Rubinstein Binomial Lattice valuation model to estimate their fair value.

The change in the fair value of the warrants resulted in a $1.1 million gain for the year ended December 31, 2011, compared to $2.5 million gain during the same period of 2010, which was a result of the periodic adjustment to the estimated cost to the Company to provide the common shares, assuming that all of the warrants will be exercised sometime in the future. The basis for estimating the cost to provide the common shares was provided by the valuation model. The CRR model depends on the following assumptions: the Company’s common stock price underlying the warrants; strike price; expected life; expected volatility; risk free interest rate; and dividend rate. During 2011, our common stock price experienced large fluctuations with the price decreasing from $2.74 on December 31, 2010 to $0.99 on December 29, 2011. The decrease in stock price and expected volatility caused a decrease in the fair value for the warrants and the change in fair value was booked as a non-cash gain.

Provision of income taxes

The provision for current income taxes for the year ended December 31, 2011 was $3.2 million compared with $5.5 million for the year ended December 31, 2010. The decrease was mainly due to the decrease in net income from business operations.

Mandatory redeemable non-controlling interests in Subsidiaries

On November 5, 2008, the Company and Prax Capital (“Prax”) entered into a joint venture agreement to develop 79 acres within China Housing’s Baqiao project located in Xi’an. Prax invested $29.3 million for a 25% interest in Puhua by obtaining 1,000 Class A shares of Success Hill (“Class A Shares”) with various distribution rights. Prax’s initial investments were recorded as non-controlling interests in the consolidated financial statement.

During the first quarter of 2010, the Company proposed to redeem Prax’s 1000 Class A shares in Success Hill in order to fix the maximum return on Prax’s initial investment. Both parties then entered into an Amended and Restated Shareholders’ Agreement on May 10, 2010. Effective January 1, 2010, the Company agreed to redeem from Prax, and Prax agreed to such redemption, all of Prax’s Class A Shares by December 31, 2012 for consideration equivalent to $87.27 million (RMB 576 million).

As Prax’s interest in the consolidated subsidiaries meets the definition of a mandatorily redeemable financial instrument, it is reported within liabilities as a mandatorily redeemable non-controlling interest in the subsidiaries on the Company’s consolidated balance sheet and was initially valued at the fair value of cash that would be due and payable to Prax under the Amended and Restated Shareholder Agreement.

As of January 1, 2010, the Company recorded a liability of $42,600,511 reflecting the fair value of the redemption amount of Prax’s interest and eliminated the original non-controlling interest in the equity on the consolidated balance sheet. The difference of $14,229,043 between the carrying value of the original non-controlling interests and the fair value of the redemption amount of Prax’s interest has been reflected as a charge to non-controlling interests. Subsequently, the Company recorded accretion cost on these redeemable non-controlling interests using the effective interest method based on an effective interest rate of 45%. The related accretion cost incurred for the year ended December 31, 2010 was $19,855,876 and was capitalized as real estate held for development or sale.

The related accretion cost incurred for the year ended December 31, 2011 was $15,483,050 and was capitalized as real estate held for development or sale.

Net income attributable to China Housing & Land Development, Inc.

Net income attributable to China Housing & Land Development, Inc. for the year ended December 31, 2011 increased 203.9 percent to $10.2 million from $3.4 million in the same period of 2010.

Despite the reduced operating profit, net income in 2011 was higher than that of 2010. This was mainly due to the $14.2 million charge to non-controlling interest in 2010.

Basic and diluted earnings per share (“EPS”) attributable to China Housing & Land Development, Inc.

Basic EPS attributable to China Housing & Land Development, Inc. was $0.29 for the year ended December 31, 2011, compared to $0.10 in the same period of 2010. Diluted EPS attributable to China Housing & Land Development, Inc. was $0.26 for the year ended December 31, 2011, compared to $0.02 for 2010. The number of shares outstanding did not change significantly from year to year.

Common shares used to calculate basic and diluted EPS attributable to China Housing & Land Development, Inc.

The weighted average shares outstanding used to calculate basic EPS attributable to China Housing & Land Development, Inc. was 34,741,511 shares in the year ended December 31, 2011 and 32,854,429 shares in the same period of 2010. The weighted average shares outstanding used to calculate the diluted EPS attributable to China Housing & Land Development, Inc. was 36,357,220 shares in the year ended December 31, 2011 and 35,579,398 shares for 2010.

Foreign exchange

The Company operates in China and the functional currency is Chinese Renminbi (“RMB”) but the reporting currency is the U.S. dollar, based on the exchange rates of the two currencies. The fluctuation of the exchange rate during 2011 and the same period of 2010, when translating the operating results and financial positions at different exchange rates, created the accrued gain (loss) on foreign exchange. The gain on foreign exchange for the year ended December 31, 2011 was $7,662,496, compared with a gain of $4,295,215 in 2010.

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

Revenues by project:	2010	2009
US$

Project Under Construction
Tsining JunJing II Phase Two	63,403,184	25,778,463
Puhua Phase One	41,069,075	-
Puhua Phase Two	7,300,049	-
Completed Project
Tsining JunJing II Phase One	13,522,521	48,682,294
Tsining JunJing I	3,406,763	(610,582
Tsining-24G	2,013,427	3,878,828
Tsining In Home	492,795	552,441
Other	264,647	229,825
Revenues from the sale of properties	$131,472,461	$78,511,269

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

Revenues by project:	2010	2009
US$
Tsining JunJing II Phase One
Contract sales	$13,522,521	$39,292,219
Revenue	$13,522,521	$48,682,294
Total gross floor area (GFA) available for sale	141,601	136,012
GFA sold during the period	16,779	61,955
Remaining GFA available for sale	6,212	17,051
Percentage of completion	100%	100
Percentage GFA sold during the period	11.85%	45.55
Percentage GFA sold to date	96%	87.46
Average sales price per GFA	$805	634

Tsining JunJing II Phase Two
Contract sales	$52,437,874	$40,547,451
Revenue	$63,403,184	$25,778,463
Total gross floor area (GFA) available for sale	122,136	122,136
GFA sold during the period	65,016	55,333
Remaining GFA available for sale	1,786	66,803
Percentage of completion	95.34%	63.25
Percentage GFA sold during the period	53.23%	45.30
Percentage GFA sold to date	99%	45.30
Average sales price per GFA	$807	733

Puhua Phase One contract sales, including Q4 2009	$68,851,673	-
Revenue	$41,069,075	-
Total gross floor area (GFA) available for sale	136,927	-
GFA sold during the period	95,061	-
Remaining GFA available for sale	31,511	-
Percentage of completion	64.6%	-
Percentage GFA sold during the period	69.4%	-
Percentage GFA sold to date	69.4%	-
Average sales price per GFA	$724	-

Puhua Phase Two contract sales, including Q4 2009	$20,539,648	-
Revenue	$7,300,049	-
Total gross floor area (GFA) available for sale	260,810
GFA sold during the period	28,627	-
Remaining GFA available for sale	232,183
Percentage of completion	35.67%	-
Percentage GFA sold during the period	11.0%
Percentage GFA sold to date	11.0%	-
Average sales price per GFA	$718

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

Mandatory redeemable non-controlling interests in Subsidiaries

On November 5, 2008, the Company and Prax Capital (“Prax”) entered into a joint venture agreement to develop 79 acres within China Housing’s Baqiao project located in Xi’an. Prax invested $29.3 million for a 25% interest in Puhua by obtaining 1,000 Class A shares of Success Hill (“Class A Shares”) with various distribution rights. Prax’s initial investments were recorded as non-controlling interests in the consolidated financial statement.

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

As of January 1, 2010, the Company recorded a liability of $42,600,511 reflecting the fair value of the redemption amount of Prax’s interest and eliminated the original non-controlling interest in the equity on the consolidated balance sheet. The difference of $14,229,043 between the carrying value of the original non-controlling interests and the fair value of the redemption amount of Prax’s interest has been reflected as a charge to non-controlling interests. Subsequently, the Company recorded accretion cost on these redeemable non-controlling interests using the effective interest method based on an effective interest rate of 45%. The related accretion cost incurred for the year ended December 31, 2010 was $19,855,876 (2009 - $Nil) and was capitalized as real estate construction in progress.

Net income attributable to China Housing & Land Development, Inc.

Net income attributable to China Housing & Land Development, Inc. for the year ended December 31, 2010 increased 36.3 percent to $3.37 million from $2.47 million in the same period of 2009.

The decrease from our operating profit of $18.7 million to our $3.37 million net income attributable to China Housing & Land Development, Inc. was due to $14.2 million charge to non-controlling interest. Combining this with change in fair value of embedded derivatives and warrants and loss on extinguishment of debt, we arrive at the non-GAAP normalized net income of $13.4 million.

2010

Net income attributable to China Housing & Land Development, Inc.	$3,366,195
Less: CHANGE IN FAIR VALUE OF DERIVATIVES
Change in fair value of embedded derivatives	(3,882,873)
Change in fair value of warrants	(2,527,423)
Add: Charge to non-controlling interest	14,229,043
Loss on extinguishment of debt	2,180,492
Non-GAAP normalized net income attributable to China Housing & Land Development, Inc.	$13,365,434

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

Cash flow discussion

There was a net cash outflow of $27,782,184 for the year ended December 31, 2011 compared with a $7,904,833 cash inflow during the same period of 2010.

The major cash inflow resulted from financing activities. The inflow amounts to $64.5 million for the year ended December 31, 2011 compared to an inflow of $36.9 million in the same period of 2010. The increase was caused by the $31,776,800 borrowing from Tianjin Cube Equity Investment Fund Partnership and $31,000,000 from Bank of China, Macau Branch.

There was a cash outflow of $70.1 million from investing activities in 2011, compared with a cash outflow of $27 million for the same period of 2010. The increase was primarily due to change of restricted cash of $68.4 million compared with $33.7 million last year. The increase in restricted cash is due to reallocating non-restricted cash to restricted cash as part of loan arrangements.

There was a cash outflow of $22.2 million for operating activities in the year ended December 31, 2011 compared with a $2 million outflow in 2010. The difference is primarily attributable to the $52 million construction costs incurred in our real estate project. As we have more projects under construction compared to 2011 we incurred greater cash outflow to fund the construction. Also during 2010, there was an increase in advances from customers, which represents a $29.4 million cash inflow compared to a $2.2 million inflow during 2011. The advances from customers are being recognized as revenues as construction progresses.

Debt leverage

Total debt consists of loans payable, loans from employees, Convertible Debt, payable for acquisition of businesses and mandatorily redeemable noncontrolling interests in Subsidiaries.

Total debt outstanding as of December 31, 2011 was $191.7 million compared with $143.9 million in 2010.

Net debt outstanding (total debt less cash and cash equivalents and restricted cash) as of December 31, 2011 was $64.0 million compared with $62.3 million as of December 31, 2010. The Company’s net debt as a percentage of total capital (net debt plus shareholders’ equity) was 33.0% on December 31, 2011 and 38.0% on December 31, 2010.

Liquidity and capital resources

Our principal liquidity demands are based on the development of new properties, property acquisitions, and general corporate endeavors.

As of December 31, 2011, we had $22,014,953 of cash and cash equivalents, compared with $46,904,161 of cash and cash equivalents as of December 31, 2010, a decrease of $24,889,208. Our cash flow from financing activities provided $64,474,126 for the year ended December 31, 2011 compared with an inflow of $36,931,354 for the year ended December 31, 2010. Along with progress in projects, we started seeing positive cash flow from operations and we can use this internally generated cash flow to fund our projects in the pipeline.

Commitments

The Company leases part of its office and hotel space under various operating lease agreements with expiring dates in 2019.

The Company is also committed to pay certain consulting fees in connection with successful renewal of Tianjin Cube Equity Investment Fund Partnership in January 2012.

Additionally, the Company had various commitments related to land use right acquisition with unpaid balances of approximately $19.8 million. The balances are not due until the vendor removes the existing building on the land and changes the zoning status of the land use right certificate. Based on the current condition, the Company estimates that the balances will be paid in two years.

All future payments required under the various agreements are summarized below:

	Payment due by period
Commitments and Contingencies	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	After 5 years
Operating leases	$ 629,873,	$83,060	$83,060	$83,060	$83,060	$83,060	$214,573
Consulting fees	2,160,822	2,160,822
Land use rights	19,757,834	19,757,834	-	-	-	-	-
Total	$22,548,529	$22,001,716	$83,060	$83,060	$83,060	$83,060	$214,573

Financial obligations

As of December 31, 2011, we had total bank loans of $148,402,690 with a weighted average interest rate of 6.7 percent.

Our mortgage debt (total bank loans) is secured by the assets of the Company.

Loans payable

Loans payable represent amounts due to various banks and are due on demand or within three years. These loans generally can be renewed with the banks when they mature. Loans payable at December 31, 2011 and December 31, 2010 consisted of the following:

	2011	2010
Xi'an Rural Credit Union Zao Yuan Rd. Branch
Originally due July 2, 2011, renewed on June 27, 2011 and extended to July 1, 2012, annual interest is at 8.856 percent, secured by the Company's Jun Jing Yuan I building No. 12, Han Yuan and guaranteed by the Company`s President, President`s spouse, CEO, Tsining`s general manager and his spouse	$2,542,144	$2,727,273

Xinhua Trust Investments Ltd.
Due February 10, 2012, annual interest is at 10 percent, secured by the 24G project. The loan has been repaid subsequently.	23,832,600	22,727,273

Bank of Xian
Annual interest is fixed at 130% of People’s Bank of China prime rate at the time of borrowing (or 8.528 percent), secured by the Company's Junjing building No. 12. $794,420 is payable on March 31, 2012; $794,420 is payable on June 30, 2012, and $635,536 is payable on August 29, 2012	2,224,376	4,090,909

Bank of Beijing, Xi’an Branch
Due December 10, 2012, annual interest is at the prime rate of People’s Bank of China (6.56%) secured by the PuHua project with a minimum repayment of $7.6 million required by December 31, 2011. The Company has restricted cash of $15,888,400 deposited with Bank of Beijing as collateral. The Company and Bank of Beijing are negotiating the potential extension of the balance..	15,888,400	22,727,273
The Company signed an agreement to draw a total of approximately $31.8 million (RMB 200 million) loan. The total amount will be due on November 30, 2014. As of December 31, 2011, the Company only drew $11,121,880 (RMB 70 million) out of the total $31.8 million loan. Annual interest is at 130% of People’s Bank of China prime rate (6.65%), secured by PuHua Phase 2 CIP. The repayment schedules are as follows if the total $31.8 million loan were drew: May 30, 2012 – $ 1,588,840 (RMB 10 million); November 30, 2012 - $1,588,840 (RMB 10 million); May 30, 2013 - $9,533,040 (RMB 60 million); November 30, 2013 - $9,533,040 (RMB 60,000,000); May 30, 2014 - $4,766,520 (RMB 30 million); November 30, 2014 - $4,766,520 (RMB 30 million). The loan is secured by Puhua project`s land use right and construction in progress.	11,121,880	-

Xi’an Duqu Trust Bank
Due June 11, 2011, annual interest is at 9.18 percent, secured by the Company’s Junjing Yuan I properties	-	681,817

Tianjin Cube Equity Investment Fund Partnership
Originally due on January 27, 2012, extended it to July 27, 2012 in November 2011, annual interest is 9.6 percent, secured by JunJing II Commercial Units, Junjing I Residential units and certain assets near the Company`s Park Plaza project	31,776,800	-

JP Morgan International Bank Limited Brussels Branch (“JP Morgan”)
Originally March 13, 2011 extended to June 14, 2012, annual interest is at 1.97 percent, secured by $35,590,016 of restricted cash	30,016,491	30,016,529

Bank of China, Macau Branch
Due December 16, 2013, annual interest is based on 3-month LIBOR rate plus 3.6%. The 3-month LIBOR rate at December 31, 2011 is 1.08%, secured by $31,776,800 of restricted cash.	31,000,000	-

Total	$148,402,690	$82,971,074

All loans except the one with JP Morgan and Bank of China, Macau Branch are used to finance construction projects. All interests paid were capitalized and allocated to various real estate construction projects.

The loans payable balances were secured by certain of the Company’s real estate held for development or sales with a carrying value of $55,777,318 (December 31, 2010 - $89,538,930), certain buildings and income producing properties and improvements with a carrying value of $20,022,475 at December 31, 2011 (December 31, 2010 - $4,458,389) and certain land use rights with balance of $3,371,814 at December 31, 2011 (December 31, 2010 – $nil). The weighted average interest rate on loans payable as at December 31, 2010 was 6.7% (December 31, 2010 –5.5%).

The currently indicated annual interest requirement on these loans totals about $4.1 million.

Liquidity expectation

The Company believes that the combination of present capital resources, internally generated funds, and unused financing sources are more than adequate to meet cash requirements for the year 2012.

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

ITEM 8 FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China Housing & Land Development, Inc.

We have audited the accompanying consolidated balance sheets of China Housing & Land Development, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 29, 2012 expressed a unqualified opinion.

Signed:“MSCM LLP”

MSCM LLP
Toronto, Canada
March 29, 2012

CHINA HOUSING & LAND DEVELOPMENT, INC., AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31, 2011 and 2010

	2011	2010
ASSETS
Cash and cash equivalents	$22,014,953	$46,904,161
Cash - restricted	105,720,400	34,756,450
Accounts receivable, net of allowance for doubtful accounts of $571,857 and $266,493, respectively	20,253,706	9,297,505
Other receivables, prepaid expenses and other assets, net	1,483,758	7,653,925
Real estate held for development or sale	163,482,316	104,586,550
Property and equipment, net	33,018,990	29,735,836
Advances to suppliers	889,965	1,223,366
Deposits on land use rights	65,286,137	74,938,729
Intangible assets, net	54,148,953	51,846,410
Goodwill	1,894,782	1,806,905
Deferred income tax assets	308,248	-
Deferred financing costs	253,569	401,703
Total assets	$468,755,777	$363,151,540

LIABILITIES
Accounts payable	$44,275,965	$22,542,083
Advances from customers	57,541,251	52,229,189
Accrued expenses	8,380,041	2,507,638
Payables for acquisition of businesses	-	2,363,385
Income and other taxes payable	14,386,133	15,429,752
Other payables	7,474,035	5,663,222
Loans from employees	14,887,431	8,787,879
Loans payable	148,402,690	82,971,074
Deferred tax liability	14,861,462	14,344,712
Warrants liability	4,162	2,766,382
Fair value of embedded derivatives	330,629	2,027,726
Convertible debt	9,165,591	16,251,840
Mandatorily redeemable non-controlling interests in Subsidiaries	19,935,482	33,535,969
Total liabilities	339,644,872	261,420,851

SHAREHOLDERS' EQUITY
Common stock: $.001 par value, authorized 100,000,000 shares issued ; 35,078,639 and 32,685,331, respectively	35,079	32,685
Additional paid in capital	48,961,658	38,996,078
Treasury stock at cost 337,800 shares and Nil shares, respectively	(420,098)	-
Common stock subscribed	-	59,606
Statutory reserves	7,857,612	6,654,715
Retained earnings	50,555,460	41,528,907
Accumulated other comprehensive income	22,121,194	14,458,698
Total shareholders' equity	129,110,905	101,730,689

Total liabilities and shareholders' equity	$468,755,777	$363,151,540

The accompanying notes are an integral part of these consolidated financial statements.

 CHINA HOUSING & LAND DEVELOPMENT, INC., AND SUBSIDIARIES

Consolidated Statements of Income

For The Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
REVENUES
Real estate sales	$106,811,754	$131,472,461	$78,511,269
Other revenue	15,992,471	8,796,323	8,047,883
Total revenues	122,804,225	140,268,784	86,559,152

COST OF REVENUES
Cost of real estate sales	85,013,637	98,280,358	57,625,613
Cost of other revenue	10,543,645	6,102,184	5,276,828
Total costs of revenues	95,557,282	104,382,542	62,902,441

Gross margin	27,246,943	35,886,242	23,656,711

OPERATING EXPENSES
Selling, general, and administrative expenses	13,036,109	12,909,946	9,182,165
Stock-based compensation	210,696	59,606	252,118
Security registration expenses	-	-	1,786,517
Other expenses	1,380,517	937,568	385,652
Financing expense	1,218,464	1,834,322	2,323,141
Accretion expense on convertible debt	987,263	1,416,871	1,213,063
Total operating expenses	16,833,049	17,158,313	15,142,656

NET INCOME FROM BUSINESS OPERATIONS	10,413,894	18,727,929	8,514,055

CHANGE IN FAIR VALUE OF DERIVATIVES
Loss on extinguishment of debt	-	2,180,492	-
Change in fair value of embedded derivatives	(1,697,097)	(3,882,873)	3,230,649
Change in fair value of warrants	(1,138,061)	(2,527,423)	4,365,633
Total change in fair value of derivatives	(2,835,158)	(4,229,804)	7,596,282

Income before provision for income taxes and non-controlling interest	13,249,052	22,957,733	917,773

Provision for (recovery of) income taxes	3,205,013	5,513,517	(814,155)
Recovery of deferred income taxes	(185,411)	(151,022)	-

NET INCOME	10,229,450	17,595,238	1,731,928

Less: net charge (loss) attributable to non-controlling interest	-	14,229,043	(737,882)
Net income attributable to China Housing & Land
Development, Inc.	$10,229,450	$3,366,195	$2,469,810

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	34,741,511	32,854,429	31,180,246

Diluted	36,357,220	35,579,398	31,180,246

EARNINGS PER SHARE
Basic	$0.29	$0.10	$0.08

Diluted	$0.26	$0.02	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC., AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

For The Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009

NET INCOME	$10,229,450	$17,595,238	$1,731,928

OTHER COMPREHENSIVE INCOME (LOSS)
Gain (loss) in foreign currency translation	7,662,496	4,295,215	(234,318)

COMPREHENSIVE INCOME	17,891,946	21,890,453	1,497,610

Less: Comprehensive charge (loss) attributable to non-controlling interest	-	14,229,043	(737,882)

Comprehensive income attributable to China Housing & Land Development, Inc.	$17,891,946	$7,661,410	$2,235,492

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT INC., AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For The Years Ended December 31, 2011, 2010 and 2009

	December 31,	December 31,	December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,229,450	$17,595,238	$1,731,928
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Bad debt expense (recovery)	453,048	(129,781)	(603,917)
Depreciation	1,960,702	3,179,083	633,930
Stock-based compensation	210,696	59,606	252,118
(Gain) loss on disposal of property and equipment	(2,138,068)	(278,410)	108,189
Gain on disposal of assets held for sale	-	(1,134,675)	-
Gain on income tax settlement	-	-	(4,859,401)
Amortization of deferred financing costs	155,210	155,210	210,661
Amortization of intangible	213,274	207,029	-
Recovery of deferred income taxes	(185,412)	(151,022)	-
Loss on extinguishment of debt	-	2,180,492	-
Security registration expenses settled with common stocks	-	-	1,786,517
Change in fair value of embedded derivatives	(1,697,097)	(3,882,873)	3,230,649
Change in fair value of warrant	(1,138,061)	(2,527,423)	4,365,633
Accretion expense on convertible debt	987,263	1,416,871	1,213,063
Non-cash proceeds from sales	-	-	(43,500)
(Increase) decrease in assets:
Accounts receivable	(10,620,938)	(2,511,977)	(4,758,938)
Other receivables, prepaid expenses and other assets	5,408,642	(3,843,738)	185,426
Real estate held for development or sale	(52,489,575)	2,102,072	(37,698,632)
Advances to suppliers	391,429	5,483,695	(9,688,941)
Refund (prepayment) on deposit on land use rights	12,794,165	(44,788,743)	19,198,186
Deferred income tax asset	(305,116)	(140,684)	-
Increase (decrease) in liabilities:
Accounts payable	20,338,590	1,766,018	10,170,003
Advances from customers	2,234,623	29,383,837	11,911,360
Accrued expenses	(9,579,038)	(13,831,174)	1,915,238
Other payables	1,490,414	837,765	(1,815,769)
Income and other taxes payable	(919,821)	6,835,225	4,606,492
Net cash (used in) provided by operating activities	$(22,205,620)	(2,000,359)	2,050,295

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(68,410,606)	(33,721,354)	103,478
Purchase of property and equipment	(4,753,042)	(1,900,533)	(2,747,785)
Notes receivable collected	-	-	452,054
Cash acquired from acquisition of business	-	3,621,705	519,309
Proceeds from sale of property and equipment	3,112,958	2,889,869	195,035
Proceeds from sale of assets held for sale	-	2,084,151	-
Net cash used in investing activities	$(70,050,690)	(27,026,162)	(1,477,909)

CASH FLOWS FROM FINANCING ACTIVITIES:

Loans from banks	72,408,605	64,167,901	24,894,444
Payments on loans payable	(10,688,769)	(19,828,381)	(24,306,429)
Loans from employees, net	5,547,620	5,717,478	1,347,937
Repayment of payables for acquisition of businesses	(2,373,232)	(13,125,644)	(4,267,573)
Purchase of treasury stock	(420,098)	-	-
Proceeds from exercise of warrants	-	-	1,184,662
Net cash provided (used in) by financing activities	$64,474,126	36,931,354	(1,146,959)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(27,782,184)	7,904,833	(574,573)

Effects on foreign currency exchange	2,892,976	2,136,112	12,449

Cash and cash equivalents, beginning of year	46,904,161	36,863,216	37,425,340

Cash and cash equivalents, end of year	$22,014,953	$46,904,161	$36,863,216

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC., AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

For The Years Ended December 31, 2011, 2010 and 2009

			Common		Additional			Accumulated other
	Common Stock		stock	Treasury	paid in	Statutory	Retained	comprehensive	Non-controlling
	Shares	Par Value	subscribed	Stock	capital	reserves	earnings	income	interest	Totals
BALANCE, December 31, 2008	30,893,757	$30,894	$-	$-	$31,390,750	$3,541,226	$38,651,579	$10,397,801	$29,109,350	$113,121,600
Stock-based compensation	54,583	55	-	-	78,545	-	-	-	-	78,600
Common Stock issued from warrants conversion	288,889	289	-	-	1,494,316	-	-	-	-	1,494,605
Common stock issued from cashless warrants conversion	33,450	33	-	-	98,709	-	-	-	-	98,742
Common stock subscribed from liability settlement	614,290	614	-	-	2,399,386	-	-	-	-	2,400,000
Stock-based compensation	-	-	252,118	-	-	-	-	-	-	252,118
Net Income	-	-	-	-	-	-	2,469,810	-	(737,882)	1,731,928
Adjustment to statutory reserve from acquisition of Xinxing Property	-	-	-	-	-	154,812	-	-	-	154,812
Adjustment to statutory reserve	-	-	-	-	-	1,226,210	(1,226,210)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	(234,318)	-	(234,318)
BALANCE, December 31, 2009	31,884,969	31,885	252,118	-	35,461,706	4,922,248	39,895,179	10,163,483	28,371,468	119,098,087
Common stock issued for stock-based compensation	62,014	62	(252,118)	-	252,056	-	-	-	-	-
Common stock issued for warrants exercise	17,968	18	-	-	41,326	-	-	-	-	41,344
Common stock issued for acquisition of Suodi	720,380	720	-	-	3,240,990	-	-	-	-	3,241,710
Non-controlling interest reclassified to mandatory redeemable preferred stock	-	-	-	-	-	-	-	-	(28,371,468)	- (28,371,468)
Charge to noncontolling interest	-	-	-	-	-	-	(14,229,043)	-	-	(14,229,043)
Stock-based compensation	-	-	59,606	-	-	-	-	-	-	59,606
Net income	-	-	-	-	-	-	17,595,238	-	-	17,595,238
Adjustment to statutory reserve	-	-	-	-	-	1,732,467	(1,732,467)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	4,295,215	-	4,295,215
BALANCE, December 31, 2010	32,685,331	32,685	59,606	-	38,996,078	6,654,715	41,528,907	14,458,698	-	101,730,689
Actual common stock issued for stock-based compensation	20,625	21	(59,606)	-	59,585	-			-	-
Options issued for stock-based compensation	-	-	-	-	210,696	-			-	210,696
Common stock issued for warrants exercise	619,905	620	-	-	1,623,540	-			-	1,624,160
Common stock issued for conversion of convertible debt	1,752,778	1,753	-	-	8,071,759	-			-	8,073,512
Treasury Stock	-	-	-	(420,098)	-	-			-	(420,098)
Net income	-	-	-	-	-	-	10,229,450		-	10,229,450
Adjustment to statutory reserve	-	-	-	-	-	1,202,897	(1,202,897)		-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	7,662,496	-	7,662,496
BALANCE, December 31, 2011	35,078,639	$35,079	$-	$(420,098)	$48,961,658	$7,857,612	50,555,460	$22,121,194	-	$129,110,905

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

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Xi’an Tsining Housing Development Company Inc. (“Tsining”), Xi’an New Land Development Co. (“New Land”), Manstate Assets Management Limited (“Manstate”), Success Hill Investments Limited (“Success Hill”), Puhua (Xi’an) Real Estate Development Co., Ltd. (“Puhua”), Xi’an Xinxing Property Management Co., Ltd. (“Xinxing Property”), Suodi Co., Ltd. (“Suodi”), Shaanxi Xinxing Construction Co., Ltd. (“Xinxing Construction”), Xinxing FangZhou Housing Development Co., Ltd. (“FangZhou”), Wayfast Holdings Limited (“Wayfast”), Clever Advance Limited (“Clever Advance”), Gracemind Holdings Limited (“Gracemind”), Treasure Asia Holdings Limited (“Treasure Asia”) and AnKang JiYuan Real Estate Development Co., Ltd. (“JiYuan”)    (collectively, the “Subsidiaries”). JiYuan was incorporated on July 28, 2011 for future real estate development projects in AnKang City near Xi’an. Wayfast with its 100% subsidiary - Clever Advance and Gracemind with its 100% subsidiary - Treasure Asia were incorporated as holding companies in March 2009 and they were inactive during the year ended December 31, 2011.

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

Prior to January 1, 2010, Prax Capital (“Prax”), a third party, owned 25% of the non-controlling interest of Puhua and 40% of the non-controlling interest of Success Hill. The ownership interests of Prax were presented as non-controlling interests in the consolidated balance sheets. In the consolidated statements of operations, net income attributable to China Housing & Land Development, Inc. reflects as net of an adjustment for the non-controlling stockholders’ share of the net loss of PuHua and Success Hill.

Effective January 1, 2010, the Company entered into an Amended and Restated Shareholders’ Agreement (the “Restructure”) with Prax to redeem Prax’s ownership interest in Puhua and Success Hill. The Company is committed to redeem allPrax’s ownership interest by December 31, 2012 (note16). As a result of the Restructure, the non-controlling interests meet the definition of a mandatorily redeemable financial instrument, and is reported within liabilities as mandatorily redeemable non-controlling interests in subsidiaries on the Company’s consolidated balance sheets.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and changes in these estimates are recorded when known. Significant estimates made by management include: revenue recognition, estimated real estate project cost and revenue under percentage completion method, allowance for doubtful accounts, valuation of real estate held for development or sale, useful lives of property and equipment, amortization of the intangible assets, value of intangible and goodwill, future cash flows associated with impairment testing for tangible and intangible assets and goodwill, income taxes, and fair value of warrants liability, embedded derivatives and stock-based compensation.

Reporting Currency and Foreign Currency Translation

As of December 31, 2011, the accounts of the Company and its Subsidiaries are maintained in their functional currency, the Chinese Yuan Renminbi ("RMB"). The consolidated financial statements of the Company have been translated into U.S. dollars in accordance with the accounting standard on foreign currency translation. All assets and liabilities of the Subsidiaries are translated at the exchange rate on the balance sheet date, shareholders' equity is translated at the historical rates and the statements of income and cash flows are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under comprehensive income and as a separate component of shareholders’ equity.

Note 2 – Summary of Significant Accounting Policies (Continued)

Foreign exchange rates used:

	December 31, 2011	December 31, 2010	December 31, 2009
Period end RMB/U.S. Dollar exchange rate	6.2939	6.6000	6.8259
Average RMB/U.S. Dollar exchange rate	6.4633	6.7690	6.8307

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

Significant judgments and estimates related to applying the percentage of completion method include the Company’s estimates of the time necessary to complete the project, the total expected revenue and the total expected costs. Fluctuations in sales prices and variances in costs from budgets could change the percentages of completion and affect the amount of revenue and costs recognized. Changes in total estimated project costs and estimated project revenues, if any, are recognized in the period in which they are determined. Revenue recognized to date in excess of amounts received from customers is included in accounts receivable. Included in accounts receivable at December 31, 2011 is $18,078,377 (2010 - $6,284,140) representing amounts due from customers for which the Company has already recognized revenues. Amounts received from customers in excess of revenue recognized to date are classified as current liabilities under advances from customers. As of December 31, 2011 and 2010, the related advances from customers were $35,629,245 and $40,280,914, respectively.

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

Other revenue mainly includes property management fee, real estate lease income, real estate construction service for third parties and disposal of property and equipment. Both property management fee and real estate lease income is recognized on a straight-line basis over the terms of the service agreements. Depreciation cost and maintenance cost of the property are recorded as the cost of other revenue. For real estate construction projects that the Company operates as a general contractor, fees are generally recognized using the percentage of completion method based on costs incurred as a percentage of total expected costs. Some real estate development and construction assignments are subject to agreements that describe the calculation fees and when the Company earn such fees.

For land sales, the Company recognizes revenue when title to the land development right is transferred and collectability of the proceeds is assured.

Note 2 – Summary of Significant Accounting Policies (Continued)

Revenue Recognition (Continued)

For the reimbursement of infrastructure costs, the Company recognizes income, which is at a value agreed to by the Company and the government of the PRC, under a binding agreement.

Effect of Change in Estimates

Revisions in estimated gross profit margins related to revenue recognized under the percentage of completion method are made in the period in which circumstances requiring the revisions become known. During 2011, real estate development projects with gross profits recognized in 2010 had changes in their estimated gross profit margins. As a result of these changes of gross profit, net income for the year ended December 31, 2011 decreased by $6,774,719 (2010 – decreased by $2,229,470; 2009 – increased by $538,087) or basic and diluted earnings per share for the year ended December 31, 2011 decreased by $0.195 and $0.186, respectively (2010 – decreased by $0.068 and $0.063, 2009 – increased by $0.017 in both basic and diluted earnings per share).

Real estate held for development or sale

Real estate held for development or sale consists of residential and commercial units under construction and units completed. The Company leases the land for the residential and commercial unit sites under land use right leases from PRC.

Real estate held for development or sales include cost of land use right and land improvements, direct construction costs and development costs, consisting predevelopment costs, engineering costs, interest on indebtedness, real estate taxes, wages, insurance, construction overhead and indirect project costs. All costs are capitalized and accumulated by specific projects and allocated to residential and commercial units within the respective projects using the related area method except that the construction and development costs are allocated using the specific identification method. Total estimated costs of multi-unit developments are allocated to individual units based upon the related area methods.

Real estate held for development or sales is recorded at the lower cost or fair value less costs to sell. It is subject to valuation adjustments when the carrying amount exceeds fair value. Any loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. Estimated fair value is based on comparable sales of real estate in the normal course of business under existing and anticipated market conditions. The evaluation takes into consideration the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances, which may affect fair value including management’s plans for the property. These evaluations are made on a property-by-property basis as seen fit by management whenever events or changes in circumstances indicate that the net carrying value may not be recoverable.

The Company evaluates the carrying value for impairment based on the undiscounted future cash flows of the assets. Write-downs of real estate held for development or sale deemed impaired would be recorded as adjustments to the cost basis. No impairment loss was incurred or recorded for the year ended December 31, 2011 (2010 and 2009 - $Nil and $Nil). No depreciation is provided for real estate held for development or sale.

Capitalization of Interest

In accordance with the standard “Capitalization of Interest Cost”, interest incurred during and directly related to construction is capitalized to real estate held for development or sale during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete or the property becomes inactive. A project becomes inactive when development and construction activities have been suspended indefinitely. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest capitalized to real estate held for development or sale are expensed as a component of cost of real estate sales when related units are sold. All other interest is expensed as incurred.

For the year ended December 31, 2011, interest incurred by the Company was $29,746,012 (2010 - $26,374,527 and 2009 -$5,096,871) and capitalized interest for the same period was $28,613,976 (2010 - $26,059,926 and 2009 - $2,890,457).

Note 2 – Summary of Significant Accounting Policies (Continued)

Concentration of Risks

The Company sells residential and commercial units to residents and small business owners. There was no major customer that accounted for more than 5% of the sales for the years ended December 31, 2011, 2010 and 2009. There were no customers that individually account for more than 5% of accounts receivable in 2011. Five customers individually accounted for over 5% of accounts receivable, together they accounted for approximately 44% of accounts receivable as at December 31, 2010. One customer accounted for approximately 14% of account receivable as at December 31, 2010.

The Company is dependent on third-party sub-contractors, manufacturers, and distributors for all construction services and supply of construction materials. Construction services or products purchased from the Company's five largest sub-contractors and suppliers accounted for 33% of total services and supplies for the year ended December 31, 2011 (2010 - 45% and 2009 - 41%). Accounts payable to these subcontractors and suppliers was 33% of the total accounts payable as at December 31, 2011 (2010 – 41% and 2009 – 53%).

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC and by the general state of the PRC’s economy. The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, rates and methods of taxation, among other things.

Cash and Cash Equivalents and Concentration of Risk

Cash and cash equivalents include cash on hand and highly liquid investments with maturities of three months or less when purchased in accounts maintained with state-owned banks within the PRC. Total cash (including restricted cash) and cash equivalent in state-owned banks at December 31, 2011 amounted to $127,546,638 (2010 - $81,585,330) of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts. Total cash equivalents as at December 31, 2011 amounted to $Nil (2010 - $Nil).

Restricted Cash

The Company has three types of restricted cash. The first type of restricted cash are imposed by the banks that provide mortgage loans to the home buyers before obtaining the certificates of ownership of the properties as collateral. In order to provide the banks with the certificates of ownership, the Company is required to complete certain procedures with the Chinese government, which normally takes six to twelve months. Because the banks provide the loan proceeds to the Company without obtaining certificates of ownership as loan collateral during this six to twelve month periods, the mortgage banks require the Company to maintain restricted cash as security. This type of restricted cash is released by the banks once they receive the certificates of ownership.

The second type of restricted cash is the guarantee deposits for the loans from JP Morgan International Bank Limited Brussels Branch (“JP Morgan”), Bank of China Macao and Bank of Beijing (Note 14). The Company cannot withdraw or transfer the restricted cash until the restriction periods have expired and the loan amount has been repaid.

The third type of restricted cash is related to the loans with Tianjin Cube Equity Investment Fund Partnership (“Cube”)(see Note 14). These cash are restricted as the Company needs approval from Cube before using the funds from the loans.

As of December 31, 2011 and 2010, the balances of the first type restricted cash totaled $1,075,184 and $817,056, respectively. As of December 31, 2011 and 2010, the balances of the second type restricted cash totaled $83,255,215 and $33,939,394, respectively. As of December 31, 2011 and 2010, the balances of the third type restricted cash totaled $21,390,001 and $Nil, respectively.

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

Note 2 – Summary of Significant Accounting Policies (Continued)

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

Impairment of Long-lived Assets

The Company periodically evaluates the carrying value of long-lived assets in accordance with the standard, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes there were no impairments of its long-lived assets as of December 31, 2011 and 2010.

Asset Held for Sale

The Company initially intended to sell one of its fixed assets which consist of 13,609 square meters of commercial retail units. The fixed assets were classified as asset held-for-sale and the Company ceased depreciation of the asset during 2007 to 2009. During 2010, the Company sold a portion of these commercial retail units and recorded a gain of $1,134,675. There was no such sale during 2011. In the fourth quarter of 2010, Management changed the business plan for the remaining commercial retail units and plan to hold the property to earn rental income. As a result, the Company reclassified the remaining property to income producing properties and improvements included in property and plant and recorded a depreciation expense of $1,886,281 for all the historical periods for which the Company ceased depreciation on these properties. The related depreciation expense was included in the cost of other revenues.

Deposits on Land Use Rights

Deposits on land use rights consist of deposits held by the PRC government to purchase land use rights in Xi’an Baqiao District and other projects currently planned.

Note 2 – Summary of Significant Accounting Policies (Continued)

Goodwill and Intangible Assets

The Company accounts for goodwill and intangible assets in accordance with the provisions of standard “Intangibles—Goodwill and Other”. Business acquisitions require the application of purchase accounting, which results in tangible and identifiable intangible assets and liabilities of the acquired entity being recorded at fair value. The difference between the purchase price and the fair value of net assets acquired is recorded as goodwill. The majority of the Company’s goodwill has resulted from the acquisition of Xinxing Property in 2009 and the acquisition of Xinxing Construction in 2010 (Note 3), The intangible assets include a land use right acquired from the Suodi acquisition in 2010, a construction license resulting from the acquisition of Xinxing Construction in 2010, as well as a development right for 487 acres of land in Baqiao Park obtained from the acquisition of New Land in 2007.

The land use right is amortized over its estimated usefully life of 39 years.

The construction license, which is subject to be renewed each 5 years, is not amortized and has an indefinite estimated useful life because the management believes the Company will be able to continuously renew the license in the future.

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

The Company is required to test goodwill and other intangible assets deemed to have indefinite useful lives for impairment annually at the reporting unit level or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The impairment test compares the reporting unit’s carrying value to its fair value and, when appropriate, the carrying value of goodwill and other intangible assets is reduced to fair value. No impairment loss was recognized for December 31, 2011, 2010 and 2009.

Deferred Financing Costs

Debt issuance costs are capitalized as deferred financing costs and amortized on a straight line basis over the term of the related debt. The amortization expense for the year ended December 31, 2011 was $155,210 (2010 - $155,210 and 2009 - $210,661). This amortization expense was included in selling, general, and administrative expense.

Fair Value of Financial Instruments

The standard, “Disclosures about Fair Value of Financial Instruments”, defines financial instruments and requires fair value disclosures for those instruments. The standard, “Fair Value Measurements”, defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for cash and cash equivalents, restricted cash, accounts receivable, other receivable, accounts payable, bank loans, loans from employees, payables for acquisition of businesses, other payables and accrued expenses qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

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

Level 1	Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, listed equities and U.S. government treasury securities.

Note 2 – Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments (Continued)

Level 2	Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as over the counter forwards, options and repurchase agreements.

Level 3	Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value from the perspective of a market participant. Level 3 instruments include those that may be more structured or otherwise tailored to customers' needs. At each balance sheet date, the Company performs an analysis of all instruments subject to the standard and includes in Level 3 all of those whose fair value is based on significant unobservable inputs.

Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2011:

Fair Value Measurements Using	Level 1	Level 2	Level 3	At Fair Value
Warrants liability	-	4,162	-	4,162
Fair value of embedded derivatives	-	330,629	-	330,629
Total	$-	$334,791	$-	$334,791

Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2010:

Fair Value Measurements Using	Level 1	Level 2	Level3	At Fair Value
Warrants liability	-	2,766,382	-	2,766,382
Fair value of embedded derivatives	-	2,027,726	-	2,027,726
Total	$-	$4,794,108	$-	$4,794,108

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

Advertising Costs

Advertising and sales promotion costs are expensed as incurred. Advertising expense for the year totaled $2,093,002 (2010 - $3,066,537 and 2009 - $1,965,551).

Note 2 – Summary of Significant Accounting Policies (Continued)

Warranty Costs

Generally, the Company provides all of its customers with a limited (half a year to 5 years) warranty period for defective workmanship. Any significant material defects are generally under warranty with the Company's construction contractors. Currently, the Company retains 5% of the total contract cost from the construction contractors for a period of one to five years after the completion of the construction. Such retention amounts will be used to pay for any repair expense incurred due to defects in the construction. Any excess amounts are expensed in the period when they occur. The Company has not historically incurred any significant litigation requiring additional specific reserves for its product offerings. As of December 31, 2011 and 2010, the Company did not recognize any warranty liability or incur any warranty costs in excess of the amount retained from construction contractors.

Income Taxes

The Company utilizes the standard, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At December 31, 2011 and 2010 the significant accounting to tax difference was related to certain intangible assets and certain real estate held for development or sale which has no tax value.

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

The Company adopted the provisions of the interpretation, "Accounting for Uncertainty in Income Taxes”, on January 1, 2007. The Company did not have any material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing the interpretation. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax liability as a component of selling, general and administrative expense. As of December 31, 2011 and 2010, the Company did not have any accrued interest or penalties associated with any unrecognized tax rate differences from the federal statutory rate primarily due to non-deductible expenses, temporary differences and preferential tax treatment. No assessments of income taxes for the years ended December 31, 2011, 2010 and 2009 have been received by the Company, except for the income tax settlement reports issued by local tax authority as discussed below.

During fiscal 2009, the Company settled a prior year income tax liability with the PRC local tax authority resulting in an income tax recovery of $4,859,401, which is included in the provision for income taxes. There is no such recovery during fiscal 2011 and 2010. For both settlements, the local tax authority examined the Company’s tax records and issued an income tax settlement reports. The Company believes there is only a remote possibility that the local tax authority or higher tax authority will reassess these tax settlements.

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

Note 2 – Summary of Significant Accounting Policies (Continued)

Share-Based Compensation

The Company records stock-based compensation pursuant to the standard, “Share-Based Payments”. The Company measures the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period the services are rendered.

Comprehensive Income

Comprehensive income consists of net income and foreign currency translation gains and losses affecting shareholders' equity that, under GAAP, are excluded from net income. The gain on foreign exchange translation totaled $7,662,496 for the year ended December 31, 2011 (2010 –$4,295,215 and 2009 – loss of $234,318).

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

Accounting Principles Recently Adopted

In April 2010, the Financial Accounting Standard Board (“FASB”) issued FASB Accounting Standard Update (“ASU”) No. 2010-13 “Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades”. ASU 2010-13 updates ASC 718 to codify the consensus reached in EITF Issue No. 09-J, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades”. ASU 2010-13 clarifies that share-based payment awards with an exercise price denominated in the currency of a market in which a substantial portion of the underlying equity security trades should not be considered to meet the criteria requiring classification as a liability. ASU No. 2010-13 became effective for the Company on January 1, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

Note 2 – Summary of Significant Accounting Policies (Continued)

New Accounting Pronouncement Not Yet Adopted

In May 2011, the FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820)”. The purpose of these amendments are to achieve common fair value measurement and disclosure requirements in U.S GAAP and International Financial Reporting Standards (“IFRS”). The amendments in this Update change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments include the following: (1) Those that clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements (2) Those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU No. 2011-04 is effective for the Company on January 1, 2012. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive income”. The FASB amended the existing guidance to require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statement. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. ASU No. 2011-05 is effective for the Company on January 1, 2012. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08 “Intangibles-Goodwill and Other”. The objective of this update is to simplify how entities, both public and non-public, test goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described. ASU No. 2011-08 is effective for the Company on January 1, 2012 for the Company. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet”. The amendments in this Update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements.ASU No. 2011-11 is effective for the Company on January 1, 2013. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive income”. The amendments are being made to allow FASB time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.ASU No. 2011-12 is effective for the Company on January 1, 2012. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3 – Acquisition

(a)	Suodi

On January 15, 2010, Tsining signed an equity purchase agreement with the original shareholders of Suodi and acquired 100% ownership of Suodi. Suodi’s only significant asset is a land use right to a tract of land located in the rural area of Xian. The Company intends to develop the land held by Suodi. The purchase was paid with cash payments and the Company’s own shares.

The cash payments consisted of (1) an initial cash payment of $0.73 million (RMB 5 million) payable on January 20, 2010; (2) an additional cash payment of$0.73 million (RMB 5 million) payable on March 30, 2010; and (3) a final cash payment of $1.48 million (RMB 10 million) payable on June 30, 2010. The Company has paid the entire amount.

During the first quarter of fiscal 2010, the Company initially issued 1,118,403 shares to the original shareholders of Suodi. As an ongoing negotiation effort, the Company and the original shareholders of Suodi finalized the number of shares to be 720,380 on August 10, 2010. The difference of 398,023 common stock was returned to the Company on October 1, 2010.

The measurement date of the Suodi acquisition was determined to be January 15, 2010, the date the equity purchase agreement was signed. The fair value of the purchase price was determined to be the total of $2,937,180(RMB 20 million) cash payments and $3,241,710, the fair value of the 720,380 shares issued based on a price per share of $4.50, the closing price of the Company’s common stock on Nasdaq on January 15, 2010, the measurement date of the acquisition.

Due to the facts that Suodi was inactive prior to the acquisition, its only significant asset is the land use right for a tract of undeveloped land, and the Company did not retain any employees of Suodi, the acquired assets do not constitute a business and the acquisition is not a business combination. Therefore, the acquisition was accounted for as an asset acquisition and the purchase price was allocated to the identifiable assets and liabilities assumed based on their estimated fair values.

(a)	Suodi - continued

Purchase Price	$6,178,890
Value assigned to assets and liabilities:
Assets:
Cash	$2,176
Land use right	7,865,482
Liabilities:
Due to original shareholders	103,083
Deferred tax liability related to the land use right acquired	1,585,685
Total net assets	$6,178,890

According to the purchase agreement, the operational control of Suodi passed to the Company effective January 15, 2010, and accordingly, the results of Suodi’s operations have been included in the Company’s consolidated statements of income and other comprehensive income from that date.

(b) Xinxing Construction

The Company signed an Equity Transfer Agreement on September 30, 2010 with the shareholders of Xinxing Construction, to acquire all outstanding common shares of Xinxing Construction. Xinxing Construction is one of the Company’s construction contractors. One of the Company’s executive officer’s spouse owns 37.83% of common stock of Xinxing Construction since January 18, 2010. The Company is hoping to achieve better construction quality control and cost reduction through the acquisition of Xinxing Construction. The total purchase price was approximately $6.73 million (RMB 45 million). As at December 31, 2010, the Company owed the original shareholders $2,272,727 (RMB 15 million). The balance has been repaid during fiscal 2011.

Note 3 – Acquisition (continued)

(b)	Xinxing Construction (continued)

Based on the nature of the agreement and mutual understanding between the Company and the shareholders of Xinxing Construction, the original shareholders and management of Xinxing Construction transferred the control and operations of Xingxing Construction to the Company on October 1, 2010.

The acquisition was treated as a business combination. The effective control date was October 1, 2010 and the balance sheet and the operations of Xinxing Construction were consolidated into the consolidated financial statements of the Company effective on the same day. The purchase was allocated to the identifiable assets and liabilities assumed based on their estimated fair values.

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

Note 4 – Supplemental Disclosure of Cash Flow Information

Income taxes paid amounted to $4,595,814, $527,633 and $42,136 for the years ended December 31, 2011, 2010 and 2009, respectively. Interest paid for the years ended December 31, 2011, 2010 and 2009 amounted to $14,955,608, $18,899,436 and $4,431,659 respectively.

The following non-cash investing and financing activities incurred in the year ended December 31, 2010:

(1)	The Company issued 720,380 shares of common stock, valued at $3,241,710 in connection with the acquisition of Suodi during the first quarter of fiscal 2010;
(2)	During year 2010, in accordance with the Amended and Restated Shareholders’ Agreement with Prax, the Company reclassified Prax’s interest in the consolidated subsidiaries from non-controlling interest in equity to liability and recorded $14,229,043, the difference between the carrying value of the original non-controlling interest and the fair value of the redemption amount, as a charge to the non-controlling interest.
(3)	During year ended December 31, 2010, the Company reclassified the asset held for sale with a net book value of $11,942,883 to property and equipment. Included in property and equipment are non-cash additions of $502,064 for the year ended December 31, 2009. The non-cash additions were in settlement of amounts due from a customer at fair value as result of a court order.

During the year ended December 31, 2011, there were no such non-cash investing and financing activities.

Note 5 – Real Estate Held for Development or Sale

The following summarizes the components of real estate inventories as at December 31, 2011 and 2010:

	2011	2010
Real estate projects completed and held for sale
Junjing I project	$3,381,448	$4,012,179
JunJing II project	1,321,972	3,389,501
Tsining 24G project	44,910	621,238
Gangwan project	37,847	96,245
Tsining Home IN project	60,325	57,527
Real estate completed and held for sale	$4,846,502	$8,176,690

Real estate projects held for development
Puhua project	115,798,346	85,107,643
Tangdu project	4,710,742	4,495,490
Junjing III project	9,299,511	2,569,084
Park plaza project	8,471,800	2,013,116
JunJing II project phase two (completed during fiscal 2011)	-	847,697
Golden Bay project	5,657,731	826,948
Jiyuan project	13,151,101	-
Other projects	1,356,331	415,152
Construction materials	190,252	134,730
Real estate held for development	158,635,814	96,409,860

Total real estate held for development or sale	$163,482,316	$104,586,550

The Company’s TangDu project is essentially a land use right plus miscellaneous pre-construction costs. The Company still owns the legal title over this land use right but the government is negotiating with the Company regarding a potential transfer back to government. If the land use right is transferred back to the government, the Company believes the government will refund all the costs incurred by the Company.

Note 6 – Accounts Receivable

Accounts receivable consist of the following as at December 31, 2011 and 2010:

	2011	2010

Accounts receivable	$20,825,563	$9,563,998
Allowance for doubtful accounts	(571,857)	(266,493)
Accounts receivable, net	$20,253,706	$9,297,505

Note 7 – Other Receivables, Prepaid Expenses and Other Assets

Other receivables, prepaid expenses and other assets consist of the following as at December 31, 2011 and 2010:

	2011	2010

Other receivables	$920,837	$3,223,089
Allowance for doubtful receivables	(144,275)	(177,392)
Prepaid expenses	541,625	194,389
Prepaid other tax expenses	165,571	4,413,839
Other receivables, prepaid expenses and other assets, net	$1,483,758	$7,653,925

Note 8 — Property and Equipment

Property and equipment consist of the following as at December 31, 2011 and 2010:

	2011	2010
Income producing properties and improvements	$29,641,864	$28,000,452
Buildings and improvements	4,440,514	4,945,393
Electronic equipment	498,260	445,578
Vehicles	727,231	466,165
Computer software	312,600	179,318
Office furniture	120,062	141,655
Office building under construction	3,608,643	-
Totals	39,349,174	34,178,561
Accumulated depreciation	(6,330,184)	(4,442,725)
Property and equipment, net	$33,018,990	$29,735,836

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 amounted to $1,960,702, $3,179,083 and $633,930 respectively. Depreciation expense was included in selling, general and administrative expenses, real estate held for development or sale and cost of other revenue.

Note 9 — Intangible Assets

Intangible asset consists of the following as at December 31, 2011 and 2010:

	2011	2010
Development right acquired (a)	$51,309,767	$48,930,082
Land use right acquired (b)	8,540,070	8,143,992
Construction license acquired (c)	1,196,106	1,140,632
	61,054,943	58,214,706
Accumulated amortization	(6,896,990)	(6,368,296)
Intangible asset, net	$54,148,953	$51,846,410

(a)	The development right for 487 acres of land in Baqiao Park obtained from the acquisition of New Land in fiscal 2007. The intangible asset has a finite life. In accordance with accounting standard, “Goodwill and Other Intangible Assets”, the intangible asset is subject to amortization over its estimated useful life. This method is intended to match the pattern of amortization with the income-generating capacity of the asset. The development right was originally to expire on June 30, 2011. On November 25, 2010, the Company extended the right to June 30, 2016.

(b)	The land use right was acquired through acquisition of Suodi. The land use right certificated will expire at November, 2048. The Company amortizes the land use right over 39 years starting from the date of acquisition.

(c)	The construction license was acquired through acquisition of Xinxing Construction. The construction license, which is subject to be renewed every 5 years, is not amortized and has an indefinite estimated useful life because management believes the Company will be able to continuously renew the license in future. The license was subject to renewal on March 10, 2010. The Company successfully renewed the license to December 31, 2015 during the second quarter of fiscal 2011.

The Company evaluates its intangible asset for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Based on the discounted estimated future cash flows, the Company will record a write-down for impairments if the discounted cash flows are over the carrying value of the intangible asset. No impairment write-down was recognized for December 31, 2011, 2010 and 2009.

For the year ended December 31, 2011, the Company has recorded $213,274 amortization expense on land use right (2010 and 2009 - $207,029and $Nil, respectively). The amortization was included in selling, general and administrative expenses. There is no amortization on development right during fiscal 2011 (2010 - $Nil and 2009 -$4,665,592).

Note 10 — Goodwill

The following represents changes in goodwill during the years ended December 31, 2011 and 2010:

	2011	2010
Balance, beginning of year	$1,806,905	$816,469
Additions (Note 3)	-	949,470
Currency translation	87,877	40,966
Balance, end of year	1,894,782	1,806,905

No impairment was recognized for December 31, 2011, 2010 and 2009.

Note 11 – Accrued Expenses

	2011	2010
Accrued expenses	$8,000,003	$2,265,650
Accrued Interest	380,038	241,988
Total	$8,380,041	$2,507,638

Note 12 – Payables for Acquisition of Businesses

	2011	2010
Payable to original shareholders of Xinxing Construction (Note 3) (i)	$-	$2,272,727
Payable to original shareholders of Suodi (Note 3) (ii)	-	90,658
Total	$-	$2,363,385

(i)	The Company fully repaid the purchase price of Xinxing Construction during the first quarter of fiscal 2011.

(ii)	The Company fully repaid the amount due to the original shareholders of Suodi during the third quarter of fiscal 2011.

Note 13 – Loans from Employees

The Company has borrowed monies from certain employees to fund the Company’s construction projects. These unsecured loans bear interest at 20% (2010 – 20%) per annum and are available to all employees.

Included in these loans are loans from the Company’s executives:

	2011	2010
President	$889,750	$757,576
Chief executive officer	317,768	303,030
Chief financial officer	238,326	227,273
Chief operating officer	158,884	-
	$1,604,728	$1,287,879

Note 14 – Loans Payable

Loans payable represent amounts due to various banks and are due on demand or within three years. These loans generally can be renewed with the banks when they mature. Loans payable at December 31, 2011 and December 31, 2010 consisted of the following:

	2011	2010
Xi'an Rural Credit Union Zao Yuan Rd. Branch
Originally due July 2, 2011, renewed on June 27, 2011 and extended to July 1, 2012, annual interest is at 8.856 percent, secured by the Company's Jun Jing Yuan I building No. 12, Han Yuan and guaranteed by the Company`s President, President`s spouse, CEO, Tsining’s general manager and his spouse	$2,542,143	$2,727,273

Xinhua Trust Investments Ltd.
Due February 10, 2012, annual interest is at 10 percent, secured by the 24G project. The loan has been repaid subsequently.	23,832,600	22,727,273

Bank of Xian
Annual interest is fixed at 130% of People’s Bank of China prime rate at the time of borrowing (or 8.528 percent), secured by the Company's Junjing building No. 12. $794,420 is payable on March 31, 2012;$794,420 is payable on June 30, 2012, and $635,536 is payable on August 29, 2012	2,224,376	4,090,909

Bank of Beijing, Xi’an Branch
Due December 10, 2012, annual interest is at the prime rate of People’s Bank of China (or 6.56 percent). A minimum repayment of $7.6 million is required by December 31, 2011. The Company has restricted cash of $15,888,400 deposited with Bank of Beijing as collateral. The Company and Bank of Beijing are negotiating the potential extension of the balance.	15,888,400	22,727,273
The Company signed an agreement with a line of credit of approximately $31.8 million (RMB 200 million). The total amount will be due on November 30, 2014. As of December 31,2011, the Company only drew$11,121,880(RMB 70 million) from the line of $31.8 million. Annual interest is at 130% of People’s Bank of China prime rate(or 6.65 percent). The loan is secured by Puhua project’s land use right and construction in progress. The repayment schedule is as follows when the total $31.8 million loan is drawn subsequent to December 31, 2011: May 30, 2012 – $ 1,588,840 (RMB 10 million); November 30,2012–$1,588,840 (RMB 10 million); May 30, 2013 - $9,533,040 (RMB60 million); November 30,2013 - $9,533,040 (RMB 60,000,000); May 30, 2014 - $4,766,520 (RMB30 million); November 30, 2014 - $4,766,520 (RMB 30 million).	11,121,880	-

Xi’an Duqu Trust Bank
Due June 11, 2011, annual interest is at 9.18 percent, secured by the Company’s Junjing Yuan I properties	-	681,817

Tianjin Cube Equity Investment Fund Partnership
Originally due on January 27, 2012, extended it to July 27, 2012 in November 2011, annual interest is 9.6 percent, secured by JunJing II Commercial Units, Junjing I Residential units and part of Company’s Park Plaza project	31,776,800	-

JP Morgan
Originally due on March 13, 2011 and extended to June 14, 2012, annual interest is at 1.97 percent, secured by $35,590,016 of restricted cash	30,016,491	30,016,529

Bank of China, Macau Branch
Due December 16, 2013, annual interest is based on 3-month London Interbank Offered Rate (“LIBOR”) rate plus 3.6%. The 3-month LIBOR rate at December 31, 2011 was 1.08%, secured by $31,776,800 of restricted cash.	31,000,000	-

Total	$148,402,690	$82,971,074

Note 14 – Loans Payable (continued)

Except the loans from JP Morgan and Bank of China, Macau Branch, which were drawn to repay mandatorily redeemable non-controlling interest in Subsidiaries (Note 16), all other loans were drawn to directly finance construction projects.

The majority of interest paid was capitalized and allocated to various real estate construction projects.

The loans payable balances were secured by certain of the Company’s real estate held for development or sales with a carrying value of $55,777,318 (December 31, 2010 - $89,538,930), certain buildings and income producing properties and improvements with a carrying value of $20,022,475 at December 31, 2011 (December 31, 2010 - $4,458,389) and certain land use rights with a carrying value of $3,371,814 at December 31, 2011 (December 31, 2010 – $nil). The weighted average interest rate on loans payable as at December 31, 2011 was 6.7% (December 31, 2010 –5.5%).

Note 15 – Convertible Debt

On January 28, 2008, the Company issued Senior Secured Convertible Debt due in 2013 (the "Convertible Debt") and warrants to subscribe for common shares for an aggregate purchase price of $20 million. The Convertible Debt bears interest at 5% per annum (computed based on the actual days elapsed in a period of 360 days) of the RMB nominal principle amount, payable quarterly in arrears in U.S. Dollars on the first business day of each calendar quarter and on the maturity date. In addition, 1,437,467 five-year warrants were granted with a strike price of $6.07 per common share and are callable if certain stock price thresholds are met. Approximately 215,620 warrants are also available as a management incentive if certain milestones are met. If the aggregate principal amount of the Convertible Debt is reduced to $10 million or less as a result of repayment by the Company or as a result of any optional conversion by the Investors or mandatory conversion by the Company of the Convertible Debt, then each Investor agrees to surrender to the Company warrants for an aggregate number of shares of common stock equal to such Investors’ pro rata share of 107,810 shares. If the aggregate principal amount of the Convertible Debt is reduced to $Nil as a result of repayment by the Company or as a result of any optional conversion by the Investors or mandatory conversion by the Company of the Convertible Debt, then each Investor agrees to surrender to the Company warrants in addition to the 107,810 warrants surrendered pursuant to the $10 million reduction noted above for an aggregate number of shares of common stock equal to such Investor’s pro rata share of 107,810 shares. The Company may hold in treasury and reissue to the officers and directors of the Company any warrants surrendered by the Investors. As of December 31, 2011, the Company has not repaid any principal on the Convertible Debt.

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

On June 10, 2010, the Company and debenture investors entered into an amendment (the “Amendment”), which granted investors the right to convert the $11 million Non-convertible Portion of the Convertible Debt at a conversion price of $5.57. The rights expire 5 business days after the effective date that a registration statement is effective. The Company gave written notice thereof to the investors that unless by the end of such 5 business day period the holder and its affiliates have converted in aggregated at least 55% of the aggregated face amount of convertible debt held by holders and affiliates into common stock of the Company.

The warrants issued in 2008 were amended as well to permit the investors to exercise the warrants on a cashless basis and receive one common share for every two warrants held if the investor converts at least 55% of face amount of Convertible Debt held.

Upon entering the Amendment, certain investors agreed to convert 55% of the aggregate face amount of debt to common shares and convert the warrants by receiving one common share for every two warrants held within 5 business days after the effective date of the registration statement filed by the Company.

On January 25, 2011, certain investors requested and the Company’s Board approved the request to convert $9,763,000 non-convertible portion of the convertible debt into 1,752,778 common shares with related warrants exercised on a two to one cashless basis. The conversion was effective on February 16, 2011.

Note 15 – Convertible Debt (Continued)

Since the Company’s registration statement became effective on February 25, 2011, the right to convert the $11 million non-convertible portion of the Convertible Debt and to exercise the warrants on a cashless basis and receive one common share for every two warrants was expired as of December 31, 2011.

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

Prior to June 10, 2010, the date of Amendment, the Company used the Cox-Ross-Rubinstein Binomial Lattice Model (the “CRR Model”) to assess the fair value of fair value of warrants embedded derivatives at each reporting period. After the Amendment, since the investor might exercise the warrants on a cashless basis and receive one common share for every two warrants held if the investor converts at least 55% of face amount of Convertible Debt held, in addition to the CRR Model, the Company also uses an alternative valuation method (the “Alternative Model”) to assess the fair value of the warrants. The Alternative Model is based on the share price of the Company at valuation date and the number of common shares that could result from a two for one cashless exercise. The Company records the warrant liability based on the higher valuation resulted from either CRR Model or Alternative Model at each valuation date. Due to the substantive change of the conversion feature on the Non-convertible portion, the Amendment is treated as a debt extinguishment on the Non-convertible portion. The deemed proceeds of the revised $11 million Non-convertible Portion are allocated to the embedded derivative and to the cost associated with the change in the terms of the outstanding warrants. The remaining proceeds were then allocated to the carrying value of the convertible debt.

During the year ended December 31, 2010, the Company recorded a loss on extinguishment of debt of $2,180,492 (2009 -$Nil), which consist of:

	Immediately before the Amendment date of June 10, 2010	Immediately after the Amendment date of June 10, 2010	Loss on extinguishment of debt recognized
Fair value of warrants liability	$1,370,585	$1,631,525	$260,940
Fair value of embedded derivatives	1,570,542	3,490,094	1,919,552
Total	$2,941,127	$5,121,619	$2,180,492

There was no such loss on extinguishment of debt recorded in 2011.

The fair value change on the debt portion was not material. The fair value of warrants and embedded derivatives immediately before and after the Amendment date were assessed using both Alternative Model and CRR Model with the following assumptions:

Expected life	2.64–2.72 years
Expected volatility	105%
Risk-free interest rate	1.10 - 1.14%
Dividend yield	0%

The fair values of the warrants and embedded conversion option at December 31, 2011 were determined to be $3,102 and $330,629, respectively (December 31, 2010 - $1,920,097 and $2,027,726), using both Alternative Model and CRR Model with the following assumptions:

Note 15 – Convertible Debt (Continued)

	December 31, 2011	December 31, 2010
Expected life	1.08–1.16 years	0.16 - 2.16 years
Expected volatility	85%	95% - 100%
Risk-free interest rate	0.13- 0.14%	0.11 - 0.68%
Dividend yield	0%	0%

For year ended 2011, the Company recorded a decrease in fair value for the warrants and embedded derivatives of $292,935 and $1,697,097 respectively (December 31, 2010 –decrease of $1,806,517 and $3,882,873), in the consolidated statement of income.

The carrying value of the Convertible Debt is accreted to its stated amount on maturity using the effective interest method. The effective interest rate was determined to be 15.42%. The carrying value of Convertible Debt on December 31, 2011 was $9,165,591 (December 31, 2010 - $16,251,840). Related interest and accretion costs for the year ended 2011 were $581,333 and $987,263, respectively (2010 - $1,062,954 and $1,416,871 and 2009 - $1,013,879 and $1,213,063).

Note 16 – Mandatorily redeemable non-controlling interests in Subsidiaries

On November 5, 2008, the Company and Prax Capital (“Prax”) entered into a joint venture agreement to develop 79 acres within China Housing’s Baqiao project located in Xi’an. Prax invested $29.3 million for a 25% interest in Puhua through obtaining 1,000 Class A shares of Success Hill (“Class A Shares”) with various distribution rights. Prax’s initial investments were recorded as non-controlling interests in the consolidated financial statement.

During the first quarter of 2010, the Company proposed to redeem Prax’s 1,000 Class A shares in Success Hill in order to fix the maximum return on Prax’s initial investment. Both parties then entered into an Amended and Restated Shareholders’ Agreement on May 10, 2010. Effective January 1, 2010, the Company agreed with Prax to redeem all Prax’s Class A Shares within three years by December 31, 2012 for consideration of the USD equivalent of $89.94 million (RMB 576 million).

As Prax’s interest in the consolidated Subsidiaries meets the definition of a mandatorily redeemable financial instrument, it is reported within liabilities as mandatorily redeemable non-controlling interests in Subsidiaries of the Company’s consolidated balance sheets and initially measured at the fair value of cash that would be due and payable to Prax under the Amended and Restated Shareholders agreement.

As at January 1, 2010, the Company recorded a liability of $42,600,511 reflecting the fair value of the redemption amount of Prax’s interest and eliminated the original non-controlling interest in the equity on the consolidated balance sheets. The difference of $14,229,043 between the carrying value of the original non-controlling interests and the fair value of redemption amount of Prax’s interest has been reflected as a charge to non-controlling interests. Subsequently, the Company recorded accretion cost on these redeemable non-controlling interests using the effective interest method based on effective interest rate of 45%. The related accretion cost incurred for the year ended December 31, 2011 was $15,483,050 (2010 and 2009 - $19,855,876 and $Nil, respectively) and was capitalized in real estate held for development or sale – Puhua project.

Mandatory Redeemable Non-controlling Interests in Subsidiaries
Non-controlling interest at December 31, 2009	$28,371,468
Reclassify to mandatorily redeemable non-controlling interests in Subsidiaries	(28,371,468)
Non-controlling interest at December 31, 2010	$-

Note 16 – Mandatorily redeemable non-controlling interests in Subsidiaries (Continued)

Mandatory Redeemable Non-controlling Interests in Subsidiaries
Mandatory redeemable non-controlling interests in subsidiaries at December 31, 2009	$-
Initial fair value of mandatorily redeemable non-controlling interests in Subsidiaries	42,600,511
Capitalized accretion cost on mandatorily redeemable non-controlling interests in Subsidiaries	19,855,876
Repayments made in fiscal 2010	(30,303,030)
Difference in foreign exchange translation	1,382,612
Mandatorily redeemable non-controlling interests in subsidiaries at December 31, 2010	33,535,969
Capitalized accretion cost on mandatorily redeemable non-controlling interests in subsidiaries	15,483,050
Repayments made during the year	(31,000,000)
Difference in foreign exchange translation	1,916,463
Mandatorily redeemable non-controlling interests in Subsidiaries at December 31, 2011	$19,935,482

The Company will make the final repayment of $28,633,010 on December 25, 2012.

Note 17 - Income Taxes

The subsidiaries of the Company are governed by the Income Tax Laws of the PRC concerning Chinese registered limited liability companies. Under the Income Tax Laws of the PRC, Chinese enterprises are generally subject to income tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region for which more favorable effective tax rates are applicable. New Land are entitled to a refund of 6% of taxes otherwise payable if they meet certain annual earning criteria in fiscal 2009

Reconciliation of income tax expense to the amount computed by applying the current statutory tax rate to income before income taxes is as follows:

	2011	2010	2009
Income (loss) before provision for income taxes	$13,249,059	$22,957,733	$917,773
U.S. statutory rate of 34%	$4,504,678	$7,805,629	$312,043
Non-taxable income (non-deductible expense)	(556,648)	(936,131)	3,602,593
Foreign (income) loss not recognized in US	(4,370,776)	(7,083,670)	(4,288,359)

Foreign income (loss) taxed at 25%	2,885,007	5,047,745	3,149,829
Foreign non-deductible expenses	131,761	101,552	-
Favorable foreign income tax settlement	-	-	(4,859,401)
Tax on favorable foreign income tax settlement	-	-	-
Tax incentive on New Land and Hao Tai	-	-	(12,030)
Change in valuation allowance	425,580	427,370	1,281,170
(Provision) recovery for income taxes	$3,019,602	$5,362,495	$(814,155)

Note 17 - Income Taxes (Continued)

The tax effects of temporary differences that give rise to the Company’s deferred tax asset and liability as of December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax asset
Non-capital losses	$4,012,507	$3,278,679
Valuation allowance	(3,704,259)	(3,278,679)
Net deferred tax asset	$308,248	$-

Deferred tax liability
Temporary difference related to certain real estate held for development or sale	$996,699	$1,166,398
Temporary difference related to intangible asset	11,220,073	10,616,090
Temporary difference related to Xinxing Construction properties and construction license	1,009,300	962,490
Temporary difference related to Suodi LUR	1,635,390	1,599,734
Net deferred tax liability	$14,861,462	$14,344,712

As at December 31, 2011, the Company has PRC subsidiaries that are in loss position and have a net operating loss carry forward of approximately $9,726,542 which will begin to expire in 2012. The Company also has a U.S. net operating loss carry forward of approximately $4,482,673 from the holding company, which will begin to expire in 2016.

Note 18 – Shareholders' Equity

Common stock

From time to time, the Company has sold common stock and warrants, as described below.  All warrants are denominated in U.S. dollars.  Because the Company’s functional currency is the Chinese RMB, the warrants are accounted for as derivative instrument liabilities at fair value and marked-to-market each period.

1.	In fiscal 2009, the Company issued 54,583 shares to various directors and they were valued at $75,600.

2.	During 2009, the Company issued a total of 288,889 shares of common stock upon the exercise of 288,889 warrants at a price between $3.31 and $4.50 per share with total proceeds of $1,184,662. These warrants had a fair value of $309,943 and the fair value was recorded as additional paid in capital upon exercise. In addition, 33,450 shares of common stock were issued upon the exercise of 81,921 warrants on a non-cash basis. The fair value of these warrants for $98,742 was recorded in additional paid in capital upon exercise.

3.	On September 28, 2009, the Company issued 614,290 shares of common stock to settle a security registration expense of $2,400,000.

4.	As at December 31, 2009, the Company has accrued $252,118 of stock-based compensation to the former CFO and directors as common stock subscribed. A total of 62,014 shares of common stock were issued on January 19, 2010.

5.	As at July 8, 2010, the Company issued a total of 17,968 shares of common stock upon the exercise of 35,936 warrants on a non-cash basis. The fair value of these warrants for $41,344 was recorded in share capital and additional paid in capital upon exercise.

6.	During fiscal 2010, the Company issued 720,380 shares of common stock in connection to the acquisition of Suodi (note 3). The fair value of common shares issued is determined to be $3,241,710 based on a price per share of $4.50 which is the closing price of the Company’s common stock on the Nasdaq on January 15, 2010, the measurement date of the acquisition.

Note 18 – Shareholders' Equity (Continued)

7.	As at December 31, 2010, the Company has accrued $59,606 of stock-based compensation to the independent directors as common stock subscribed. A total of 20,625 shares of common stock were issued during the first quarter of fiscal 2011.

8.	During fiscal 2011, the Company issued 619,905 shares of common stock for warrants exercised. The warrants were valued at $1,624,159 at the time of exercise.

9.	On January 25, 2011, the Company issued 1,752,778 shares of common stock for conversion of convertible debt. The convertible debt was valued at $8,073,512 at the time of exercise.

Warrants

Pursuant to accounting guidance, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in a Company's Own Stock", the warrants issued contain a provision permitting the holder to demand payment based on a valuation in certain circumstances. Therefore, the Company recorded the warrants issued through private placements in 2007 as a liability at their fair value on the date of grant and then revalued them to $1,060 at December 31, 2011 (December 31, 2010 - $846,285 and December 31, 2009 - $1,567,191) using the CRR Binomial Lattice Model with the following assumptions:

	December 31, 2011	December 31, 2010
Expected life	0.36 years	1.36 years
Expected volatility	85%	70%
Risk-free interest rate	0.04%	0.04%
Dividend yield	0%	0%

The gain from the change in fair value of the warrants issued through private placements in 2007 for the year ended December 31, 2011 was $845,126 (2010 – gain of $720,906 and 2009 – loss of $1,517,315).

Including the fair value of warrants associated with the convertible debenture (Note 15), the total warrant liability as at December 31, 2011 was $4,162 (December 31, 2010 - $2,766,382). The total gain from the change in fair value of warrants for the year ended December 31, 2011 was $1,138,061 (2010 – gain of $2,527,423 and 2009 – loss of $4,365,633).

Warrants - continued

The following is a summary of the warrant activity:

	Number of Warrants Outstanding	Weighted Average Exercise Price
December 31, 2008	4,381,980	$4.96
Exercised	(370,810)	3.93
Expired	(34,287)	3.31
December 31, 2009	3,976,883	$5.07
Exercised	(35,936)	6.07
Expired	-	-
December 31, 2010	3,940,947	$5.06
Exercised	(1,239,816)	6.07
Expired	-	-
December 31, 2011	2,701,131	$4.59

Note 18 – Shareholders' Equity (Continued)

The following summarizes the weighted-average information about the outstanding warrants as at December 31, 2011

	Outstanding Warrants
Exercise Price	Number	Average Remaining Contractual Life
$4.50	2,539,416	0.36
$6.07	161,715	1.16
$4.59	2,701,131	0.40

Stock Options

On June 13, 2011, the Company has granted options to acquire common stock of the Company to employees, officers and directors. The exercise price of the options was determined based on the fair value of the common stock at the grant date.

Options expire on the earlier of ten years from the issue date, subject to earlier termination resulting from an option holder’s death or departure from the Company or change of control. Unless otherwise determined by the Board of Directors, options granted vest 30%, 30% and 40% on each of the first, second and third anniversary dates of the option grants. The vesting is also subject to certain performance conditions on each vesting date. The following table provides information with respect to stock option transactions:

	Number of Stock Options Outstanding	Weighted Average Exercise Price
December 31, 2010	-	$-
Granted	1,227,755	1.39
Expired	-	-
December 31, 2011	1,227,755	$1.39

The following summarizes the weighted-average information about the outstanding stock options as at December 31, 2011:

Outstanding Stock Options
Exercise Price	Number	Average Remaining Contractual Life
$1.39	1,227,755	9.46 years

As of December 31, 2011, no options are exercisable because no options are vested.

Stock-based compensation

The 1,227,755 stock options granted on June 13, 2011 have an estimated fair value of $1,316,911 for an average value of $1.04 to $1.10 per stock option using the CRR option pricing model with the following key assumptions:

June 13, 2011
Expected life	5.5 – 6.5 years
Expected volatility	95%
Risk-free interest rate	1.74% - 2.10%
Dividend yield	0

Note 18 – Shareholders' Equity (continued)

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

Related to the above 1,227,755 stock options granted, compensation expense is recognized over the vesting period. During year 2011, compensation expense of 210,696 (2010 - $Nil and 2009 - $Nil) was recognized in the consolidated statements of income.

In addition, the Company also grants shares of common stock to various directors or executives for services provided. The common stock granted was valued based on the closing price of the shares on the grant date. The fair value of the stock-based compensation was recognized as stock-based compensation in the consolidated statements of income. During fiscal 2011, there were no such stock-based compensation (2010 - $59,606 and 2009 - $252,118).

Treasury Stock

The Company approved the plan to repurchase up to $5 million of the Company’s common stock. The repurchase will be made from time to time at prevailing market prices, through open market purchases. There is no guarantee as to the exact number of shares that will be repurchased by the Company and the Company may discontinue purchases at any time when the Board of Directors determines additional repurchases are not warranted. The repurchase program is expected to continue over the next 2 years.

During year 2011, the Company repurchased 337,800 shares at an average price of $1.22 per share and the total cost of $420,098 was recorded as treasury stock.

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

Total registered capital of all the PRC subsidiaries at December 31, 2011 is approximately $97.4 million (2010 - $89.8 million). As of December 31, 2011, the Company appropriated $1,202,897(2010 - $1,732,467 and 2009 - $1,226,210) to this surplus reserve.

Notes 20 – Other Revenue

	2011	2010	2009
Interest income	$200,136	$316,870	$833,275
Rental income	974,589	1,458,916	2,848,051
Income from property management services	3,571,934	3,751,535	701,668
Gain on disposal of property and equipment	2,138,062	1,134,675	-
Construction contract income	7,302,791	1,282,292	-
Miscellaneous income	1,804,959	573,625	-
Gain on disposal of assets held for sale	-	278,410	-
Government reimbursement of infrastructure cost	-	-	3,664,889
Total	$15,992,471	$8,796,323	$8,047,883

Note 21 – Employee Welfare Plan

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The Company established a retirement pension insurance, unemployment insurance, health insurance and house accumulation fund for the employees during the term they are employed. For the year ended December 31, 2011, 2010 and 2009, the Company made contributions in the amount of $178,788, $119,038 and $84,603, respectively.

Note 22 – Earnings Per Share

Earnings per share for the years ended December 31, 2011, 2010 and 2009 were determined by dividing net income attributable to China Housing & Land Development, Inc. for the years by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

	2011	2010	2009
Numerator
Net income attributable to China Housing & Land Development, Inc. - basic	$10,229,450	$3,366,195	$2,469,810
Effect of dilutive securities
Convertible debt - Accretion expense	839,422	1,099,516	-
Convertible debt - Change in fair value of embedded derivatives	(1,697,097)	(3,882,873)	-
Income attributable to China Housing & Land Development, Inc. - diluted	$9,371,775	$582,838	$2,469,810
Denominator
Weighted average shares outstanding - basic	34,741,511	32,854,429	31,180,246
Effect of dilutive securities
Warrants	-	-	-
Convertible debt	1,615,709	2,724,969	-
Weighted average shares outstanding - diluted	36,357,220	35,579,398	31,180,246
Earnings per share
Basic earnings per share	$0.29	$0.10	$0.08
Diluted earnings per share	$0.26	$0.02	$0.08

All outstanding warrants have an anti-dilutive effect on the earnings per share and are therefore excluded from the determination of the 2011 diluted earnings per share calculation.

Note 23 – Segmented Reporting

The Company has two reportable segments: Real Estate Development and Sales segment and Real Estate Construction segment. The Real Estate Development and Sales segment includes operating subsidiaries, Tsining, Puhua, NewLand, Suodi, FangZhou and JiYuan, while the Real Estate Construction segment represents Xinxing Construction. These two segments offer different products and services. The reportable segments are managed separately because they produce distinct products and provide different services. The Company and its other subsidiaries, Manstate, Success Hill, Way fast, Clever Advance, Grace mind, Treasure Asia and Property Management are aggregated as All Other segment. The All Other segment includes revenue from property management services from Property Management and all head office expenses and all expenses resulting from the change in fair value of warrants embedded derivatives. None of other companies has ever met any of the quantitative thresholds for determining reporting segments.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different skills and marketing strategies.

Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company’s consolidated financial statements follows during year 2011.

Note 23 – Segmented Reporting (Continued)

	Real Estate Development and Sales	Construction	All other	Adjustments and elimination		Consolidated
Revenues from external customers	$106,811,754	$7,302,791	$3,571,934	$-		$117,686,479
Intersegment revenues	-	18,723,533	-	(18,723,533	)(1)	-
Rental from external customers	854,703	119,886	-	-		974,589
Interest revenue	194,907	-	5,229	-		200,136
Other income other than rental and interest	3,193,344	749,677	-	-		3,943,021
Total revenue	111,054,708	26,895,887	3,577,163	(18,723,533	)(1)	122,804,225
Interest expense	731,085	-	413	-		731,498
Segment profit before taxes	9,666,129	861,761	2,255,154	466,008	(1)	13,249,052
Income taxes	6,634,638	646,192	2,482,612	466,008	(1)	10,229,450
Depreciation	1,741,300	195,766	23,636	-		1,960,702
Amortization of intangible	213,274	-	-	-		213,274
Capital expenditures	4,727,291	4,496	21,255	-		4,753,042
Total assets	495.293,363	23,514,890	188,963,201	(239,015,677	)(2)	468,755,777

(1)	These represent revenues earned from construction service performed by Xinxing Construction for Real Estate Development and Sales segment and its profits. They are eliminated upon consolidation.
(2)	The adjustment represents long-term investments in subsidiaries and inter-subsidiary balances elimination upon consolidation.

During the fiscal 2010 and 2009, the Company had only one reportable segment being the Real Estate Development and Sales segment.

For fiscal years ended December 31, 2011, 2010 and 2009, no single customer accounted for more than 10% of the Company's revenue. The Company only operates in one geographic region, the PRC.

Note 24 – Commitments and Contingencies

The Company leases part of its office and hotel space under various operating lease agreements with expiring dates in 2019.

The Company is also committed to pay certain consulting fees in connection with successful renewal of Tianjin Cube Equity Investment Fund Partnership(Note 14) in January 2012.

Additionally, the Company had various commitments related to land use right acquisition with unpaid balances of approximately $19.8 million. The balances are not due until the vendor removes the existing building on the land and changes the zoning status of the land use right certificate. Based on the current condition, the Company estimates that the balances will be paid in two years.

All future payments required under the various agreements are summarized below:

	Payment due by period
Commitments and Contingencies	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	After 5 years
Operating leases	$629,873	$83,060	$83,060	$83,060	$83,060	$83,060	$214,573
Consulting fees	2,160,822	2,160,822
Land use rights	19,757,834	19,757,834	-	-	-	-	-
Total	$22,548,529	$22,001,716	$83,060	$83,060	$83,060	$83,060	$214,573

Note 25 – Related Party Transactions

One of the Company’s executive officers’ spouse owned 37.83% of common stock of Xi’an Xinxing Days Hotel & Suites (“Days Hotel”). During the year ended December 31, 2011, the Company has incurred $168,667 (2010 - $120,409; 2009 - $Nil) fees to Days Hotel. The Company also sold 14 apartments amounting to $695,439 to Days Hotel during the first quarter. No apartments were sold to Days Hotel during the remaining three quarters of 2011. As of December 31, 2011, the Company has $106,440 (December 31, 2010 - $38,281) payable to Days Hotel.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were neither any reportable events nor any disagreements, as defined in Item 304 (a)(1)(iv) or 304(a)(1)(v) of Regulation S-K during the relevant periods.

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

The Company incorporated Jiyuan on July 28, 2011. Jiyuan associated with total assets representing 2.8% of consolidated total assets and it’s in a loss status, included in the consolidated financial statements of the Company as of and for the year ended December 31, 2011. In accordance with guidance issued by the SEC, companies are allowed to exclude acquisitions or incorporations from their assessment of internal controls over financial reporting during the first year subsequent to the acquisition or incorporation while integrating the acquired operations. Based on this, our management’s evaluation of internal control over financial reporting of the Company excluded an evaluation of the internal control over financial reporting of Jiyuan.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on framework established in the Internal Control Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (COSO) as of December 31, 2011. Based on such evaluation, we identified the Company’s ERP system and accounting system is not fully integrated which resulted in cut-off issues for sales contracts being recognized into revenue too early. In addition, one of our entities recorded proceeds from customers inconsistently causing balance sheet classification misstatements between advances from customers and accounts receivable, which had to be corrected. The Company assessed the impact from these significant deficiencies to be immaterial to the consolidated financial statements and will rectify the deficiencies by fully integrating our ERP system and accounting system and implementing consistent recording policies throughout the Company. Except the above deficiencies, our management, including the CEO and CFO, has concluded that the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) as of December 31, 2011 is effective.

The Company’s internal control over financial reporting as of December 31, 2011 has been audited by our registered public accounting firm, as stated in their report appearing herein which expressing an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China Housing & Land Development, Inc.

We have audited China Housing & Land Development, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

The Company incorporated AnKang JiYuan Real Estate Development Co., Ltd. (“JiYuan”) on July 28, 2011. Management excluded, from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, JiYuan’s internal control over financial reporting associated with total assets representing 2.8% of consolidated total assets and Nil% of consolidated revenues, included in the consolidated financial statements of the Company as of and for the year ended December 31, 2011. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of JiYuan.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows of the Company, and our report dated March 29, 2012 expressed a unqualified opinion.

Signed:“MSCM LLP”

MSCM LLP
Toronto, Canada
March 29, 2012

Changes in Internal Control over Financial Reporting.

During the year ended December 31, 2011, there was no major change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers and Directors

Name
First	Last	Age	Title
Pingji	Lu	62	Chairman
Xiaohong	Feng	48	Chief Executive Officer and Director
Cangsang	Huang	34	Chief Financial Officer and Director
Jing	Lu	33	Chief Operating Officer & Board Secretary
Heung Sang	Fong	53	Independent Director
Yusheng	Lin	46	Independent Director
Suiyin	Gao	59	Independent Director
Albert	McLelland	54	Independent Director

Officers are elected annually by the Board of Directors, at the Company’s annual meeting, to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

Mr. Pingji Lu, Chairman of the Board of Directors

Mr. Pingji Lu, 62, has served as the Chairman of the Board since joining the Company in September 1999. In addition, Mr. Lu was the founder of Lanbo Financial Investment Company Group Limited, where he was the Chairman of the Board and Chief Executive Officer from its formation in September 2003 until its merger with Lanbo Financial Group, Inc., after which Mr. Lu served as the Chairman of the Board and Chief Executive Officer of Lanbo Financial Group, Inc. until December 2005. Prior to that Mr. Lu was the Chairman of the Board and Chief Executive Officer of Xi’an Newstar Real Estate Development Co., Ltd. from 1998 and previously served as General Manager from 1992 to 2003. From February 1968 to December 1999, Mr. Lu held various positions in the Chinese military, including soldier, Director of Barrack Administration, Supervisor, and Senior Colonel. Mr. Lu is a member of the Enterprise Credit Association of Shaanxi Province. Mr. Lu graduated from Xi’an Army College with a major in architectural engineering. On January 12, 2009, Mr. Lu resigned as Chief Executive Officer but has remained as Chairman of the Company. We believe Mr. Pingji Lu, the founder of the Company, has the most extensive knowledge and experience in the real estate industry within the Company and that such knowledge ad experience qualify him for the Chairman position.

Mr. Xiaohong Feng, Chief Executive Officer & Director

Mr. Xiaohong Feng, 48, has served as the Chief Operating Officer and a Director of the Company since joining in January 2003. In addition, Mr. Xiaohong Feng was a Director of Lanbo Financial Group, Inc. from November 2004 until December 2005. Previously Mr. Feng served as President and a Director of Xi’an Newstar Real Estate Development Co., Ltd. from 2003 to 2004. From June 1996 to December 2002, Mr. Feng was General Manager and President of Xi’an Honghua Industry, Inc. He is a member of the China Architecture Association, Vice President of the Shaanxi Province Real Estate Association, and Vice Director of the Xi’an Decoration Association. Mr. Feng received an M.S. of architecture science from Xi’an Architecture & Technology University in 1990. On January 12, 2009, Mr. Feng was appointed as Chief Executive Officer of the Company. We believe Mr. Xiaohong Feng has extensive real estate knowledge and experiences, as well as strong architecture background. In addition, his role as Chief Executive Officer provides him with intimate knowledge of our operations and the markets in which we conduct our business. It is for these qualities that he was selected to serve as a Director of the Company.

Mr. Cangsang Huang, Chief Financial Officer & Director

Mr. Cangsang Huang, 34, has served as a Director since October 2009 and served first as Assistant Chief Financial Officer and then Chief Financial Officer of the Company, since October 2008. Mr. Huang worked at Cantor Fitzgerald from 2006 until 2007 and played an active role in several public financings for companies in the transportation/shipping sectors as well as several U.S. listed publicly-traded Chinese companies.  Since 2007, Mr. Huang worked for Merriman Curhan & Ford Inc.(“Merriman”) followed by Collins Stewart LLC (“Collins Stewart”). He helped set up Merriman and Collins Stewart’s China banking practice and participated in several China related financing transactions, including General Steel (NYSE: GSI) and FUQI International (Nasdaq: FUQI). From 2001 to 2004, Mr. Huang worked in Guangzhou, China with China Communication Construction Company Limited (1800.HK) as a project manager where he provided financial advisory services to both private and state-owned companies and participated in multiple multi-billion RMB infrastructure projects. Mr. Huang graduated from Shanghai Maritime University with a degree in transportation economics and has a Master’s degree in Statistics from Columbia University. Mr. Huang is a CFA Level III candidate and has his NASD Series 7 & 63 licenses. We believe Mr. Cangsang Huang is qualified for the Director position because he has extensive investment banking experience, and extensive knowledge of U.S. capital markets.

Mr. Heung Sang Fong, Independent Director

Mr. Fong, 53, has served as an independent Director of the Company since September of 2010. He also serves as Chief Financial Officer, Corporate Secretary, and Director of China Electric Motor Inc. (“China Electric”). Mr. Fong has served as China Electric’s Chief Financial Officer and Corporate Secretary since June 2010 and as a Director of China Electric since January 2010. From February 2009 to March 2010, Mr. Fong served as the Chief Financial Officer and as a Director of Apollo Solar Energy, Inc. (OTCBB: ASOE). From December 2006 to January 2009, Mr. Fong served as the Executive Vice President of Corporate Development of Fuqi International, Inc. (NASDAQ: FUQI). From January 2004 to November 2006, Mr. Fong served as the Managing Partner of Iceberg Financial Consultants, a financial advisory firm based in China that advises Chinese clients in capital raising activities in the United States. From December 2001 to December 2003, Mr. Fong was the Chief Executive Officer of Holley Communications, a Chinese company that engaged in CDMA chip and cell phone design. From March 2002 to March 2004, he served as Chief Financial Officer of Pacific Systems Control Technology, Inc. From May 2001 to November 2001, Mr. Fong was the Director of Finance of PacificNet, Inc., a customer relationship management, mobile internet, e-commerce and gaming technology based in China. Mr. Fong graduated from the Hong Kong Baptist College with a diploma in History in 1982. He also received an MBA from the University of Nevada at Reno in 1989 and a Masters degree in Accounting from the University of Illinois at Urbana Champaign in 1993. Mr. Fong’s long and varied business career, including service as a CFO and Director of a publicly-traded company, as well as his financial and accounting experience as a U.S. CPA and knowledge of the capital markets qualify him to serve on the Company’s Board.

Mr. Yusheng Lin, Independent Director

Mr. Yusheng Lin, 46, has served as independent Director of our Company since October of 2011. Mr. Lin is currently the Executive Director of Kingworld Medicines Group Ltd. (stock code: 01110HK) (“KMG”). He has been the deputy general manager of SZK since June 2006. He is primarily responsible for the capital management and the operations of KMG, a company that he joined in August of 2009. He has more than 10 years of experience in the pharmaceutical industry. From 1999 to 2004, he worked at Xi’an Lijun Pharmaceutical Company Limited (“XLPC”), which is principally engaged in the manufacture and sale of pharmaceutical products in the PRC. XLPC is a wholly owned subsidiary of Lijun International Pharmaceutical (Holding) Company Limited (stock code: 2005) (“XLPC Parent”), a company listed on the Hong Kong Stock Exchange which, together with its subsidiaries, is engaged in the research, development, manufacture and sale of finished medicines and bulk pharmaceutical products to hospitals and distributors. Mr. Lin held the position of vice president of XLPC Parent from 2004 to 2006. From 2005 to 2006, he also held the position of chairman of XLPC. In 1989, he obtained a bachelor’s degree in philosophy from Yanan University. He received a master’s degree in business administration from Hong Kong Polytechnic University in 2006. We believe Mr. Lin’s wealth of business experience enable him to effectively contribute as a Director of the Board.

Mr. Suiyin Gao, Independent Director

Mr. Suiyin Gao, 59, has served as independent Director of our Company since October 2007. He has over 30 years’ experience in human resources and management consulting. Mr. Gao is currently the head of the Shaanxi Senior Talent Office, which is affiliated with the Shaanxi Provincial government and is focused on corporation management, consultation and human resources services. Mr. Gao is the founder and chairman of Shanxi Management Member Club, one of the largest manager clubs in Shanxi province. Mr. Gao is currently an independent director of six enterprises, and also acted as senior consultant for more than twenty enterprises. Previously, Mr. Gao worked in government since 1973. In 1998, Mr. Gao received his MBA from Northwest University in China. We believe Mr. Gao’s qualifications to serve on the Board include his extensive knowledge and experience in human resources and management consulting as well as his knowledge of our industry.

Mr. Albert McLelland, Independent Director

Mr. Albert McLelland, 54, has served as an independent Director since February 2009. He also serves as the Chairman of the Board’s Audit Committee. Since September 2008, Mr. McLelland has served as an independent Director and Chairman of the Audit Committee of the Board of Directors for China Fire & Security Group, Inc. On March 9, 2009, Mr. McLelland became an independent Director and Chairman of the Audit Committee of the Board of Directors for Yanglin Soybean, Inc. Mr. McLelland has been Senior Managing Director of AmPac Strategic Capital LLC since 2003. He is also a founder and Managing Director of AmPac-TDJ LLC. Prior to founding AmPac Strategic Capital, Mr. McLelland was responsible for the day to day cross-border transactions practice of PricewaterhouseCoopers’ financial advisory services. Mr. McLelland has extensive investment and merchant banking experience, has built two Asian-based financial service firms, and has led the corporate finance department at CEF Taiwan Limited. He began his investment banking career in public finance at Shearson Lehman. He holds an MBA from the University of Chicago and a Masters of International Affairs from Columbia University. He completed his undergraduate studies at the University of South Florida and studied Mandarin at the National Normal University in Taiwan. He has also earned a Certificate of Director Education from the National Association of Corporate Directors. We believe Mr. Albert McLelland’s qualifications to serve on our Board include his extensive knowledge and experience in auditing, and his extensive knowledge of the Company and the industry.

Ms. Jing Lu, Chief Operating Officer, and Board Secretary

Ms. Lu, 33, has served as Chief Operating Officer since January 2009. She previously served as Vice President of the Company from 2004 through 2008. Ms. Lu continues to serve as Board Secretary, which she has done since 2004, and is the Company’s primary spokeswoman with investors and security analysts. She received her Master’s degree from King’s College in London in September 2004. Ms. Lu is the daughter of Mr. Pingji Lu.

We chose to separate the positions of Chairman of Board and CEO because the Chairman, Mr. Lu has extensive experience in business development and as a principal executive officer, while Mr. Feng is an architect and has deep knowledge of the construction industry. We do not have a lead independent director.

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

Based solely on our review of the copies of such forms we have received, or written representations from certain reporting persons, we believe that, during the year ended December 31, 2011, all executive officers, directors and over 10 percent stockholders filed on a timely basis all reports required to be filed by them under Section 16(a) with respect to our common stock.

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

BOARD COMPOSITION AND COMMITTEES

The following table sets forth all our Independent Directors of the Board of Directors and their positions at the Compensation, Nominating and Audit Committees:

Independent Directors	Title	Service in committee

Mr. Yusheng Lin	Independent Director	Chairman of Compensation Committee; Member of Audit Committee; Member of Nominating and Governance Committee

Mr. Heung Sang Fong	Independent Director	Member of Audit Committee; Member of Nominating and Governance Committee

Mr. Albert McLelland	Independent Director	Chairman of Audit Committee; Member of Compensation Committee

Mr. Suiyin Gao	Independent Director	Chairman of Nominating and Governance Committee; Member of Compensation Committee

The Board of Directors held 5 meetings in the 2011 fiscal year and the attendance rates for all Board members were over 77%.

The Compensation Committee held two meetings in the 2011 fiscal year and the attendance rates for all committee members were 100%.

The Nominating and Governance Committee held two meeting in the 2011 fiscal year and the attendance rates for all committee members were over 100%.

AUDIT COMMITTEE

The members of the Audit Committee are Mr. Albert McLelland, Mr. Yusheng Lin, and Mr. Heung Sang Fong, with Mr. Albert McLelland serving as Chairman of the Audit Committee. All members of the Audit Committee are Independent Directors. The Company’s Board of Directors has determined that Mr. Albert McLelland possesses accounting or related financial management expertise and that he qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K.

The Audit Committee held four meetings in the 2011 fiscal year and the attendance rates for all committee members were over 75%.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth all compensation paid in respect of our Chief Executive Officer, Chief Financial Officer and all other executive officers for services rendered during the preceding two fiscal years. The compensation comprises base salary and bonus.

							Non-Equity	Non-qualified
Name and		Base	Bonus (2)		Stock	Option	Incentive plan	Deferred	All other
Principal Position	Year	Salary	Cash	Stock	Awards	Awards	Compensation	Compensation	Compensation	Total
		($) (1)	($)	($)	($)	($)	($)	($)	($)	($)

Pingji Lu	2011	301,241	0	N/A	N/A	N/A	0	0	0	301,241
Chairman of the	2010	251,090	0	N/A	N/A	N/A	0	0	0	251,090
Board of Directors

Xiaohong Feng	2011	225,794	0	N/A	N/A	N/A	0	0	0	225,794
CEO &	2010	221,550	0	N/A	N/A	N/A	0	0	0	221,550
Managing Director

Cangsang Huang	2011	133,920	0	N/A	N/A	N/A	0	0	0	133,920
CFO &	2010	118,160	0	N/A	N/A	N/A	0	0	0	118,160
Managing Director

Jing Lu	2011	89,466	0	N/A	N/A	N/A	0	0	0	89,466
COO &	2010	118,160	0	N/A	N/A	N/A	0	0	0	118,160
Board Secretary

1.	The Company pays salaries in RMB to all executive officers every month. The actual RMB amount paid is translated to US$. The exchange rates used were the average rates of 2011 and 2010. They were 0.1547 and 0.1477.

2.	The Company did not pay bonus during year 2011 and 2010.

3.	The Company did not issue stock awards to the executives.

DIRECTOR COMPENSATION

The table below sets forth the salaries of our Independent Directors received for the services performed in the last year. Our directors’ salaries are comprised of both cash and stock. The cash salary is paid to all directors in US$ every quarter.

		Salary				Change in Pension Value and
Name and Principal Position	Year	Cash ($)	Stock (1) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Heung Sang Fong (2)	2011	$25,000	10,500	0	0	0	0	35,500
Independent director
of the Board

Albert McLelland	2011	$55,000	0	0	0	0	0	55,000
Independent director
of the Board

Michael Marks	2011	$19,293	8,105	0	0	0	0	27,398
Independent director
of the Board

Suiyin Gao	2011	$15,000	7,000	0	0	0	0	22,000
Independent director
of the Board

Yusheng Lin	2011	$3,750	1,611	0	0	0	0	5,361
Independent director
of the Board

1.	The stock awards were valued based on the closing price of our common stock on the NASDAQ on March 21, 2011, which was $1.40 respectively.

2.	On October 1, 2011 , Mr. Yesheng Lin was appointed as the independent director succeeding Mr. Michael Mark..

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

On June 13, 2011, the Company granted options to acquire common stock of the Company to employees, officers and directors. The exercise price of the options was determined based on the fair value of the common stock at the grant date.

Name (a)	Number of Unexercised options (#) (b)	Number of Unexercised Options (#) (c)	Option Exercise Price ($) (d)	Option Expiration Date ($) (e)	Number of Shares of Stock that have not Vested (#) (f)	Market Value of Shares of Stock that Have not Vested ($) (g) *
PingJi Lu	123,188	123,188	1.39	June 12, 2021	123,188	121,956
Xiaohong Feng	95,324	95,324	1.39	June 12, 2021	95,324	94,371
Cangsang Huang	70,980	70,980	1.39	June 12, 2021	70,980	70,270
Jing Lu	77,432	77,432	1.39	June 12, 2021	77,432	76,658

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of March 29, 2012, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name (1)	Title	Shares Ownership (2)	Percentage of Owned
Mr. Pingji Lu	Chairman	3,599,499	10.26%
Mr. Xiaohong Feng	CEO & Managing Director	645,856	1.84%
Ms. Jing Lu	COO & Board Secretary	528,570	1.51%
Mr. Suiyin Gao	Independent Director	20,000	0.06%
Mr. Heung Sang Fong	Independent Director	10,000	0.03%
Mr. Albert McLelland	Independent Director	3,750	0.01%
Mr. Yusheng Lin	Independent Director	1,151	0%
Mr. Cangsang Huang	CFO & Director	0	0%
Director and Officers as a Group with Total 8 Persons		4,808,826	13.70%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Xi’an Tsining Housing Development Co., Ltd., 6 Youyi Dong Lu, Han Yuan 4 Lou, Xi’an, Shaanxi Province, China 710054.

(2)	Applicable percentage ownership is based on 35,098,079 shares of common stock outstanding as of March 29, 2012. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

We have four directors that are independent under the independence standards of S-K Item 407(a)(1). They are: Mr. Yusheng Lin, Mr. Albert McLelland, Mr. Suiyin Gao, and Mr. Heung Sang Fong.

The Company has borrowed monies from certain employees to fund the Company’s construction projects. These unsecured loans bear interest at 20% (2010 - 20%) per annum and are available to all employees.

Included in these loans are loans from the Company’s executives and immediate family member:

	2011	2010
President	$889,750	$757,576
Chief executive officer	317,768	303,030
Chief financial officer	238,326	227,273
President’s immediate family member	158,884	-
	$1,604,728	$1,287,879

One of the Company’s executive officers’ spouse owned 37.83% of common stock of Xi’an Xinxing Days Hotel & Suites (“Days Hotel”). During the year ended December 31, 2011, the Company has incurred $168,667 (2010 - $120,409; 2009 - $Nil) fees to Days Hotel. The Company also sold 14 apartments amounting to $695,439 to Days Hotel during the first quarter. No apartments were sold to Days Hotel during the remaining three quarters of 2011. As at December 31, 2011, the Company has $106,440 (December 31, 2010 - $38,281) payable to Days Hotel.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

MSCM LLP performed the audits for the years ended December 31, 2011 and 2010.

The following are the services provided and the amount billed:

(a)	AUDIT FEES

The aggregate fees billed or to be billed for professional services rendered by our principal accountants for the audit of our annual financial statements for the year ended December 31, 2011 and 2010 were $241,634 and $272,000, respectively.

(b)	AUDIT-RELATED FEES

We incurred $248,509 in fees for the fiscal year ended December 31, 2011 and $193,000 in fees for the fiscal year ended December 31, 2010 for assurance and related services from our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, but were not reported under Audit Fees section above.

(c)	TAX FEES

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice, preparation and filing of tax returns and tax planning for the fiscal years ended December 31, 2011 and 2010 were $8,088 and $7,800, respectively.

(d)	ALL OTHER FEES

All other fees billed for the fiscal years ended December 31, 2011 and 2010 were $0 and $0, respectively. All other fees mainly include providing consents on registration statement and out of pocket expenses.

Our Audit Committee consists of three Independent Directors. Our Audit Committee is the body to recommend public accounting firms as our independent auditor to the full Board of Directors for approval.

ITEM 15. EXHIBITS AND REPORTS ON FORM 10-K.

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

3.1	Articles of Incorporation (incorporated by reference to the exhibits to Registrants Form SB-2 filed on October 27, 2004).

3.2	Registrant’s By-Laws (incorporated by reference to the exhibits to Registrants Form SB-2 filed on October 27, 2004).

4.1	First Amendment to Securities Purchase Agreement between the Company and Investors dated June 11, 2010 incorporated by reference from exhibit 4.1 to Form 10-Q filed on August 12, 2010.

4.2	Form of Senior Secured Convertible Note Issued by the Company incorporated by reference from exhibit 4.2 to Form 10-Q filed on August 12, 2010.

4.3	Form of Stock Purchase Warrant Issued by the Company incorporated by reference from exhibit 4.3 to Form 10-Q filed on August 12, 2010.

10.1	Securities Purchase Agreement (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 30, 2008).

10.2	Form of Convertible debt (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 30, 2008).

10.3	Form of Warrant (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 30, 2008).

10.4	Form of Pledge Agreement (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 30, 2008).

10.5	Form of Registration Rights Agreement (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 30, 2008).

10.6	Framework Agreement, dated November 5, 2008, by and between the Registrant and Prax Capital China Real Estate Fund I, Ltd. (incorporated by reference to the exhibits to the Registrant’s Form 10-K filed on March 25, 2009).

10.7	Deed of Guarantee, dated November 5, 2008, made by the Registrant in favor of Success Hill Investments Limited and Prax Capital Real Estate Holding Limited (incorporated by reference to the exhibit to Registrant’s Form 8-K filed on January 28, 2009).

10.8	Employment agreement with Pingji Lu (incorporated by reference to the exhibits to Registrant’s Form S-1 Amendment No 2 filed on July 14, 2008).

10.9	2007 Stock Incentive Plan (incorporated by reference to the exhibits to Registrant’s Form S-1 Amendment No 8 filed on November 5, 2009).

10.10	Equity Pledge Agreement, dated January 31, 2011 by and among the Company and the Pledgees (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 4, 2011).

10.11	Guarantee Agreement, dated January 31, 2011 by and among the Company and the Lenders (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 4, 2011).

10.12	Share Charge Deed, dated January 31, 2011 by and among Wayfast Holdings Limited (as Chargor) and the Lenders (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 4, 2011).

10.13	Financial Consultant Agreement, dated January 31, 2011 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 4, 2011).

10.14	Entrustment Loan Agreements #1, #2, #3 and #4, dated January 31, 2011 by and among a subsidiary of the Company and certain lenders (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 4, 2011).

10.15	Project Financing Agreement, dated January 31, 2011 by and among a subsidiary of the Company and the Lenders (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 4, 2011).

10.16	2010 Long-Term Incentive Plan (incorporated by reference to the exhibits to Registrant’s Information Statement on Schedule 14C filed on January 20, 2011).

10.17	Amendment No. 1 to the Equity Pledge Agreement, dated December 6, 2011 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 1, 2012)

10.18	Amendment No. 1 to Guarantee Agreement, dated December 6, 2011 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 1, 2012)

10.19	Amendment No. 1 to Share Charge Agreement, dated December 6, 2011(incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 1, 2012)

10.20	Entrustment Loan Agreement Supplemental Agreement, dated January 26, 2012 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 1, 2012)

1021	Entrustment Loan Agreement Supplemental Agreement, dated January 26, 2012 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 1, 2012)

10.22	Entrustment Loan Agreement Supplemental Agreement, dated January 26, 2012 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 1, 2012)

10.23	Entrustment Loan Agreement Supplemental Agreement, dated January 26, 2012 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 1, 2012)

10.24	Supplemental Agreement to the Project Financing Agreement, dated January 26, 2012 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 1, 2012)

21.1*	List of subsidiaries.

23.1*	Consent of MSCM LLP.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2*	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.EDF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

CHINA HOUSING AND LAND DEVELOPMENT, INC.

March 30, 2012	By:	/s/ Xiaohong Feng
Name: Xiaohong Feng Title: Chief Executive Officer (Principal Executive Officer)

March 30, 2012	By:	/s/ Cangsang Huang
Name: Cangsang Huang
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Lu Pingji	Chairman of the Board	March 30, 2012
Lu Pingji

/s/ Feng Xiaohong	Chief Executive Officer & Managing Director	March 30, 2012
Feng Xiaohong	(Principal Executive Officer)

/s/ Cangsang Huang	Chief Financial Officer	March 30, 2012
Cangsang Huang	(Principal Financial and Accounting Officer)

/s/ Albert S. McLelland	Independent Director	March 30, 2012
Albert S. McLelland

/s/ Mr. Yusheng Lin	Independent Director	March 30, 2012
Yusheng Lin

/s/ Heungsong Fong	Independent Director	March 30, 2012
Carolina Woo

/s/ Mr. Gao Suiyi	Independent Director	March 30, 2012
Gao Suiyi

