Form 10-Q
period 2012-03-31
China Housing & Land Development, Inc.
filed 2012-05-15
CIK 1303330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

(Issuer’s telephone number)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. ☐

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

The number of shares of Common Stock outstanding on May 15, 2012 was 34,746,599 shares.

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

“GFA” means gross floor area.

CHINA HOUSING & LAND DEVELOPMENT, INC.

Index

		Page Number

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	38

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults Upon Senior Securities	39

Item 4.	Mining Safety Disclosure	39

Item 5.	Other Information	39

Item 6.	Exhibits	39

SIGNATURES		40

EX-31.1	(Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-31.2	(Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-32.1	(Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

EX-32.2	(Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Interim Condensed Consolidated Balance Sheets

As of March 31, 2012 (unaudited) and December 31, 2011

	March 31,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$8,438,125	$22,014,953
Cash – restricted	88,253,258	105,720,400
Accounts receivable, net of allowance for doubtful accounts of $571,530 and $571,857, respectively	21,275,060	20,253,706
Other receivables, prepaid expenses and other assets, net	1,968,295	1,483,758
Real estate held for development or sale	172,117,818	163,482,316
Property and equipment, net	32,663,301	33,018,990
Advance to suppliers	682,932	889,965
Deposits on land use rights	90,690,658	65,286,137
Intangible assets, net	54,063,286	54,148,953
Goodwill	1,893,699	1,894,782
Deferred tax asset	-	308,248
Deferred financing costs	214,572	253,569
Total assets	$472,261,004	$468,755,777

LIABILITIES
Accounts payable	$35,389,393	$44,275,965
Advances from customers	54,156,966	57,541,251
Accrued expenses	7,688,639	8,380,041
Income and other taxes payable	16,350,514	14,386,133
Other payables	7,871,437	7,474,035
Loans from employees	14,878,920	14,887,431
Loans payable	158,286,249	148,402,690
Deferred tax liability	14,824,719	14,861,462
Warrants liability	4,530	4,162
Fair value of embedded derivatives	259,526	330,629
Convertible debt	9,398,077	9,165,591
Mandatorily redeemable non-controlling interests in Subsidiaries	21,803,665	19,935,482
Total liabilities	340,912,635	339,644,872

SHAREHOLDERS’ EQUITY
Common stock: $.001 par value, authorized 100,000,000 shares issued 35,098,079 and 35,078,639, respectively	35,098	35,079
Additional paid in capital	49,084,245	48,961,658
Treasury stock at cost 351,480 and 337,800 shares, respectively	(434,240)	(420,098)
Statutory reserves	7,857,612	7,857,612
Retained earnings	52,790,873	50,555,460
Accumulated other comprehensive income	22,014,781	22,121,194
Total shareholders’ equity	131,348,369	129,110,905

Total liabilities and shareholders’ equity	$472,261,004	$468,755,777

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Interim Condensed Consolidated Statements of Income

For The Three Months Ended March 31, 2012 and 2011

(Unaudited)

	March 31, 2012	March 31, 2011
REVENUES
Real estate sales	$20,434,343	$19,656,817
Other revenue	3,067,428	2,900,879
Total revenues	23,501,771	22,557,696

COST OF REVENUES
Cost of real estate sales	14,232,864	14,638,574
Cost of other revenue	2,239,870	2,196,569
Total cost of revenues	16,472,734	16,835,143

Gross margin	7,029,037	5,722,553

OPERATING EXPENSES
Selling, general, and administrative expenses	3,023,685	3,432,716
Stock based compensation	122,606	-
Other expenses	6,433	41,577
Financing expense	230,272	597,148
Accretion expense on convertible debt	232,486	336,991
Total operating expenses	3,615,482	4,408,432

NET INCOME FROM BUSINESS OPERATIONS	3,413,555	1,314,121

CHANGE IN FAIR VALUE OF DERIVATIVES
Change in fair value of embedded derivatives	(71,103)	(1,052,754)
Change in fair value of warrants	368	(850,651)
Total change in fair value of derivatives	(70,735)	(1,903,405)

Income before provision for income taxes	3,484,290	3,217,526

Provision for income taxes	969,485	786,489
Provision for (recovery of) deferred income taxes	279,392	(38,046)

NET INCOME	$2,235,413	$2,469,083

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	34,730,261	33,886,568

Diluted	34,730,261	35,502,277

NET INCOME PER SHARE
Basic	0.06	0.07

Diluted	0.06	0.05

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

4

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

 Interim Condensed Consolidated Statements of Comprehensive Income

For The Three Months Ended March 31, 2012 and 2011

(Unaudited)

	March 31,	March 31,
	2012	2011

NET INCOME	$2,235,413	$2,469,083

OTHER COMPREHENSIVE (LOSS) INCOME
(Loss) gain in foreign exchange	(106,413)	1,362,871

COMPREHENSIVE INCOME	$2,129,000	$3,831,954

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARIES

Interim Condensed Consolidated Statements of Cash Flows

For The Three Months Ended March 31, 2012 and 2011

(Unaudited)

	March 31,	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,235,413	$2,469,083
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Bad debt recovery	-	(39,010)
Depreciation	541,120	482,584
Stock based compensation	122,606	-
Gain on disposal of fixed assets	(8,201)	(8,152)
Amortization of deferred financing costs	38,909	38,482
Amortization of intangible assets	54,606	52,372
Provision for (recovery of) future income taxes	279,392	(38,046)
Change in fair value of embedded derivatives	(71,103)	(1,052,754)
Change in fair value of warrants	368	(850,651)
Accretion expense on convertible debt	232,486	336,991
(Increase) decrease in assets:
Accounts receivable	(1,030,918)	78,182
Other receivable and prepaid expense	(190,732)	1,681,598
Real estate held for development or sale	(8,851,173)	(16,210,498)
Advances to suppliers	206,175	(165,241)
(Deposit) refund on land use rights	(25,392,247)	6,846,002
Increase (decrease) in liabilities:
Accounts payable	(8,843,987)	(363,064)
Advance from customers	(3,344,859)	13,070,852
Accrued expense	1,190,057	3,235,978
Other payables	400,594	1,519,947
Income and other taxes payable	1,675,161	1,209,682
Net cash (used in) provided by operating activities	(40,756,333)	12,294,337

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	17,372,775	(4,590,301)
Purchase of property and equipment	(76,548)	(660,593)
Proceeds from sale of property and equipment	19,018	18,240
Net cash provided by (used in) investing activities	17,315,245	(5,232,654)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from banks	30,111,889	30,399,757
Loans from external parties	3,654,046	-
Payments of loans payable	(23,851,786)	(1,063,991)
Repayment of loans from employees, net	-	(60,800)
Repayments of payables for acquisition of businesses	-	(2,279,982)
Purchase of treasury stock	(14,142)	-
Net cash provided by financing activities	9,900,007	26,994,984

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,541,081)	34,056,667

Effects of foreign currency exchange	(35,747)	681,400

CASH AND CASH EQUIVALENTS, beginning of period	22,014,953	46,904,161

CASH AND CASH EQUIVALENTS, end of period	$8,438,125	$81,642,228

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Interim Condensed Consolidated Statements of Shareholders' Equity

As of March 31, 2012 (unaudited) and December 31, 2011

							Accumulated
				Additional			Other
	Common Stock		Treasury	Paid in	Statutory	Retained	Comprehensive
	Shares	Par Value	Stock	Capital	Reserves	Earnings	Income	Totals
BALANCE, December 31, 2011	35,078,639	$35,079	$(420,098)	$48,961,658	$7,857,612	$50,555,460	$22,121,194	$129,110,905
Options issued for stock-based compensation	-	-	-	95,390	-	-	-	95,390
Common stock issued for directors’ compensations	19,440	19	-	27,197	-	-	-	27,216
Treasury Stock	-	-	(14,142)	-	-	-	-	(14,142)
Net income	-	-	-	-	-	2,235,413	-	2,235,413
Foreign currency translation adjustment	-	-	-	-	-	-	(106,413)	(106,413)
BALANCE, March 31, 2012	35,098,079	$35,098	$(434,240)	$49,084,245	$7,857,612	$52,790,873	$22,014,781	$131,348,369

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Notes To Interim Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2012 and 2011

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

The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries, Xi’an Tsining Housing Development Company Inc. (“Tsining”), Xi’an New Land Development Co. (“New Land”), Manstate Assets Management Limited (“Manstate”), Success Hill Investments Limited (“Success Hill”), Puhua (Xi’an) Real Estate Development Co., Ltd. (“Puhua”), Xi’an Xinxing Property Management Co., Ltd. (“Xinxing Property”), Suodi Co., Ltd. (“Suodi”), Shaanxi Xinxing Construction Co., Ltd. (“Xinxing Construction”), Xinxing FangZhou Housing Development Co., Ltd. (“Fangzhou”), Wayfast Holdings Limited (“Wayfast”), Clever Advance Limited (“Clever Advance”), Gracemind Holdings Limited (“Gracemind”), Treasure Asia Holdings Limited (“Treasure Asia”) and AnKang Jiyuan Real Estate Development Co., Ltd. (“Jiyuan”)    (collectively, the “Subsidiaries”). Wayfast with its 100% subsidiary - Clever Advance and Gracemind with its 100% subsidiary - Treasure Asia were incorporated as holding companies in March 2009 and they were inactive during the first quarter of 2012. All inter-company balances and transactions have been eliminated on consolidation. The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair statement of the Company’s unaudited interim condensed consolidated balance sheet as at March 31, 2012 and the Company’s unaudited interim condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2012 and 2011 and the Company’s unaudited interim condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011. These adjustments consist of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year.

The unaudited interim condensed consolidated financial statements are based on accounting principles that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Annual Report”); except as disclosed below. They do not include certain footnote disclosures and financial information normally included in annual consolidated financial statements prepared in accordance with GAAP and, therefore, should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s 2011 Annual Report.

Accounting Principles Recently Adopted

In May 2011, the FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820)”. The purpose of these amendments are to achieve common fair value measurement and disclosure requirements in U.S GAAP and International Financial Reporting Standards (“IFRS”). The amendments in this Update change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments include the following: (1) Those that clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements, and (2) Those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU No. 2011-04 is effective for the Company on January 1, 2012. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

In December 2011, the FASB issued ASU 2011-12, “Comprehensive income”. The amendments are being made to allow FASB time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. ASU No. 2011-12 is effective for the Company on January 1, 2012. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

New Accounting Pronouncement Not Yet Adopted

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet”. The amendments in this Update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. ASU No. 2011-11 is effective for the Company on January 1, 2013. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Foreign exchange rates used:

	March 31, 2012	December 31, 2011	March 31, 2011
Period end RMB/U.S. Dollar exchange rate	6.2975	6.2939	6.5483
Average RMB/U.S. Dollar exchange rate	6.3098	6.4633	6.5790

Note 2 – Mandatorily Redeemable Preferred Stock and Non-controlling Interest

The Company recorded accretion cost on the mandatorily redeemable non-controlling interests using the effective interest method based on an effective interest rate of 45%. The related accretion cost incurred for the three months ended March 31, 2012 was $1,875,915 (March 31, 2011 - $3,279,369) and it was capitalized as real estate construction in progress.

Mandatory Redeemable Non-controlling Interests in Subsidiaries
Mandatorily redeemable non-controlling interests in subsidiaries at December 31, 2011	$19,935,482
Capitalized accretion cost on mandatorily redeemable non-controlling interests in subsidiaries	1,875,915
Difference in foreign exchange translation	(7,732)
Mandatorily redeemable non-controlling interests in subsidiaries at March 31, 2012	$21,803,665

The Company will make the final repayment of $28,616,642 on December 25, 2012.

Note 3 – Supplemental Disclosure of Cash Flow Information

Income taxes paid amounted to $346,504 and $172,215 for three months ended March 31, 2012 and 2011, respectively. Interest paid for the three months ended March 31, 2012 and 2011 amounted to $5,452,310 and $4,278,064, respectively.

Note 4 – Other Receivables, Prepaid Expenses and Deposits

Other receivables and prepaid expenses consisted of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

Other receivable	$1,439,767	$920,837
Allowance for bad debts	(144,193)	(144,275)
Prepaid expenses	380,291	541,625
Prepaid other tax expenses	292,430	165,571
Other receivables and prepaid expenses	$1,968,295	$1,483,758

Note 5 – Real Estate Held for Development or Sale

The following summarizes the components of real estate inventories as at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Real estate projects completed and held for sale
JunJing I project	$3,379,515	$3,381,448
JunJing II project phase one	204,635	1,321,972
Tsining 24G project	44,884	44,910
Gangwan project	33,150	37,847
Tsining Home IN project	60,291	60,325
Real estate completed and held for sale	3,722,475	4,846,502

Real estate projects held for development
Puhua project	122,808,227	115,798,346
Tangdu project	4,708,049	4,710,742
JunJing III project	3,463,761	9,299,511
Park plaza project	12,394,004	8,471,800
Jiyuan Project	13,171,671	13,151,101
Golden Bay project	8,188,250	5,657,731
Other projects	3,535,276	1,356,331
Construction materials	126,105	190,252
Real estate held for development	168,395,343	158,635,814

Total real estate held for development or sale	$172,117,818	$163,482,316

The Company’s Tangdu project is essentially a land use right plus miscellaneous pre-construction costs. The Company still owns the legal title to this land use right however the government is negotiating with the Company regarding a potential transfer back to the government. If the land use right is transferred back to the government, the Company believes the government will refund all the costs incurred by the Company.

Note 6 – Property and Equipment

Property and equipment consisted of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Income producing properties and improvements	$29,607,861	$29,641,864
Buildings and improvements	4,437,975	4,440,514
Electronic equipment	504,392	498,260
Vehicles	726,815	727,231
Computer software	313,223	312,600
Office furniture	120,671	120,062
Office building under construction	3,813,006	3,608,643
Total	39,523,943	39,349,174
Accumulated depreciation	(6,860,642)	(6,330,184)
Property and equipment, net	$32,663,301	$33,018,990

Depreciation expense for the three months ended March 31, 2012 and 2011 amounted to $541,120 and $482,584, respectively. The depreciation expense was included in selling, general and administrative expenses and cost of other revenue.

Note 7 – Intangible Assets

The intangible assets consisted of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Development right acquired (a)	$51,280,435	$51,309,767
Land use right acquired (b)	8,535,188	8,540,070
Construction license acquired (c)	1,195,422	1,196,106
	61,011,045	61,054,943
Accumulated amortization	(6,947,759)	(6,896,990)
Intangible assets, net	$54,063,286	$54,148,953

(a)	The development right for 487 acres of land in Baqiao Park obtained from the acquisition of New Land in fiscal 2007. The intangible asset has a finite life. In accordance with accounting standard, “Goodwill and Other Intangible Assets”, the intangible asset is subject to amortization over its estimated useful life. This method is intended to match the pattern of amortization with the income-generating capacity of the asset. The development right was originally set to expire on June 30, 2011. On November 25, 2010, the Company was able to extend the right to June 30, 2016.

(b)	The land use rights were acquired in the acquisition of Suodi. The land use rights certificate will expire in November of 2048. The Company amortizes the land use rights over 39 years.

(c)	The construction license was acquired through acquisition of Xinxing Construction. The construction license, which is subject to renewal every 5 years, is not amortized and has an indefinite estimated useful life because management believes the Company will be able to continuously renew the license in the future. The license was subject to renewal on March 10, 2011. The Company successfully renewed the license until December 31, 2015.

For the three months ended March 31, 2012, the Company recorded $54,606 of amortization expense on the land use right (March 31, 2011 - $52,372). The amortization was included in selling, general and administrative expenses.

Note 8 – Accrued Expenses

	March 31, 2012	December 31, 2011
Accrued expenses	$6,112,494	$8,000,003
Accrued interest on loans	1,576,145	380,038
Total	$7,688,639	$8,380,041

Note 9 – Loans from Employees

The Company has borrowed money from certain employees to fund the Company’s construction projects. These unsecured loans bear interest at 20% per annum and are available to all employees.

Included in these loans are loans from the Company’s executives and an immediate family member:

	March 31, 2012	December 31, 2011
Chairman	$889,242	$889,750
Chief executive officer	317,586	317,768
Chief financial officer	238,190	238,326
Chief operating officer	158,793	158,884
	$1,603,811	$1,604,728

Note 10 – Loans Payable

	March 31, 2012	December 31, 2011
Xi'an Rural Credit Union Zao Yuan Rd. Branch
Originally due July 2, 2011, renewed on June 27, 2011 and extended to July 1, 2012, annual interest is at 8.856%, secured by the Company’s JunJing Yuan I building No. 12, Han Yuan and guaranteed by the Company’s President, President’s spouse, CEO, Tsining’s prior general manager and his spouse	$2,540,692	$2,542,143

Xinhua Trust Investments Ltd.
Due February 10, 2012, annual interest is at 10%, secured by the 24G project	-	23,832,600

Bank of Xian
Annual interest is fixed at 130% of People’s Bank of China prime rate at the time of borrowing (or 8.528%), secured by the Company’s JunJing building No.12. $714,569 was to be repaid in April 2012. $793,966 is payable before June 30, 2012 and $635,173 is payable on August 29, 2012	2,143,708	2,224,376

Bank of Beijing, Xi’an Branch
Due December 10, 2012, annual interest is at the prime rate of People’s Bank of China (or 6.56%). The Company has restricted cash of $15,905,570 deposited with Bank of Beijing as collateral. The Company and Bank of Beijing are negotiating the potential extension of the balance	15,879,317 4	15,888,400
Due November 30, 2014, annual interest is at the 130% of People’s Bank of China prime rate (or 8.53%). The loan is secured by Puhua project’s land use right and construction in progress. The repayment schedule is as follows: May 30, 2012 – $ 1,587,932 (RMB 10 million); November 30, 2012 – $1,587,932 (RMB 10 million); May 30, 2013 - $9,527,590 (RMB 60 million); November 30, 2013 - $9,527,590 (RMB 60 million); May 30, 2014 - $4,763,796 (RMB 30 million); and November 30, 2014 - $4,763,796 (RMB 30 million)	31,758,634	11,121,880

Tianjin Cube Equity Investment Fund Partnership
Originally due on January 27, 2012 and extended to July 27, 2012, annual interest is 9.6%, secured by JunJing II Commercial Units, JunJing I Residential units and part of Company’s Park Plaza project	31,758,634	31,776,800

JP Morgan
Originally due on March 13, 2011 and extended to June 14, 2012, annual interest is at 1.97%, secured by $35,569,671 of restricted cash.	30,016,491	30,016,491

Bank of China, Macau Branch
Due December 16, 2013, annual interest is based on 3-month London Interbank Offered Rate (“LIBOR”) rate plus 3.6%. The 3-month LIBOR rate at March 31, 2012 was 0.58%, secured by $31,758,634 of restricted cash.	31,000,000	31,000,000

Construction Bank of China
Three year loan and due on March 6, 2015. Annual interest is 101% of People’s Bank of China prime rate (or 7.65%). The loan is secured by JunJing III’s construction in progress and land use rights.	9,527,590	-

Third party vendor
Due August 8, 2012, non-interest bearing and unsecured	2,073,251	-

Xi’an Xinxing Days Hotel & Suites Co., Ltd. (“Days Hotel”)
Due August 8, 2012, annual interest is at 20% (Note 18)	1,587,932	-
Total	$158,286,249	$148,402,690

Note 10 – Loans Payable (continued)

Except the loans from JP Morgan and Bank of China, Macau Branch, which were drawn to repay mandatorily redeemable non-controlling interests in Subsidiaries, all other loans were drawn to directly finance construction projects.

The majority of interest incurred was capitalized and allocated to various real estate construction projects.

The bank loans payable balances were secured by certain of the Company’s real estate held for development or sale with a carrying value of $71,694,747 at March 31, 2012 (December 31, 2011 - $55,777,318), certain buildings and income producing properties and improvements with a carrying value of $17,956,543 at March 31, 2012 (December 31, 2011 - $20,022,475) and certain land use rights with a carrying value of $3,369,886 (December 31, 2011 - $3,371,814). The weighted average interest rate on loans payable as at March 31, 2012 was 6.4% (December 31, 2011 – 6.7%).

The bank loans payable were also secured by certain real estate units sold to customers. The Company obtained consent from these customers that the Company does not have to remove the mortgage on such apartments or to register the transfer of the ownership of such apartments by the Company to the customers for the time being.

Note 11 – Fair Value of Financial Instruments

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of the measurement date, March 31, 2012, and the basis for that measurement, by level within the fair value hierarchy:

Fair Value Measurements Using	Assets/Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Warrants liability	$-	$4,530	$-	$4,530
Fair value of embedded derivatives	-	259,526	-	259,526
Total	$-	$264,056	$-	$264,056

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of the measurement date, December 31, 2011, and the basis for that measurement, by level within the fair value hierarchy:

Fair Value Measurements Using	Assets/Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Warrants liability	$-	$4,162	$-	$4,162
Fair value of embedded derivatives	-	330,629	-	330,629
Total	$-	$334,791	$-	$334,791

Note 12 – Convertible Debt

On January 28, 2008, the Company issued Senior Secured Convertible Debt due in 2013 (the “Convertible Debt”) and warrants to subscribe for common shares for an aggregate purchase price of $20 million. Both the warrant and embedded conversion option associated with the Convertible Debt meet the definition of a derivative instrument according to the standard “Accounting for Derivative Instruments and Hedging Activities”. Because the warrant and the convertible debt are denominated in U.S. dollars but the Company’s functional currency is the Chinese RMB, the exemption from derivative instrument accounting provided by the standard is not available and therefore the warrant and embedded conversion option are recorded as a derivative instrument liabilities and periodically marked-to-market.

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

Note 12 – Convertible Debt (continued)

On January 25, 2011, certain investors requested and the Company’s Board approved allowing certain investors to convert $9,763,000 of convertible debt into 1,752,783 common shares with related warrants exercised on a two to one cashless basis. The conversion was effective on February 16, 2011. Since the Company’s registration statement became effective during the period, the rights to convert the $11 million non-convertible portion of the Convertible Debt and to exercise the warrants on a cashless basis and receive one common share for every two warrants expired.

The fair values of the warrants and embedded conversion option at March 31, 2012 were determined to be $4,530 and $259,526, respectively (December 31, 2011 - $3,102 and $330,629), using the Cox-Ross-Rubinstein Binomial Lattice Model (the “CRR Model”) with the following assumptions:

	March 31, 2012	December 31, 2011
Expected life	0.83 – 0.92 years	1.08 – 1.16 years
Expected volatility	85% - 90%	85%
Risk-free interest rate	0.18%	0.13 – 0.14%
Dividend yield	0%	0%

For the three months ended March 31, 2012, the Company recorded an increase in fair value for the warrants of $1,428 and a decrease in fair value of the embedded derivatives of $71,103 respectively (March 31, 2011 – decrease of $242,537 and $1,052,754), in the interim condensed consolidated statements of income.

The carrying value of the Convertible Debt is accreted to its stated amount on maturity using the effective interest method. The effective interest rate was determined to be 15.42%. The carrying value of Convertible Debt on March 31, 2012 was $9,398,077 (December 31, 2011 - $9,165,591). Related interest and accretion costs for the three months ended March 31, 2012 were $129,384 and $232,486, respectively (March 31, 2011 - $190,338 and $336,991).

Note 13 – Shareholders’ Equity

Common stock

On March 21, 2012, the Company issued 19,440 shares of common stock valued at $27,216 based on the closing price of the shares on the same date to compensate the services provided by the independent directors.

Warrants

Pursuant to accounting guidance, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in a Company’s Own Stock”, the warrants issued contain a provision permitting the holder to demand payment based on a valuation in certain circumstances. Therefore, the Company recorded the warrants issued through private placements in 2007 as a liability at their fair value on the date of grant and then revalued them to $Nil at March 31, 2012 (December 31, 2011 - $1,060) using the CRR Model with the following assumptions:

	March 31, 2012	December 31, 2011
Expected life	0.11 years	0.36 years
Expected volatility	55%	85%
Risk-free interest rate	0.05%	0.04%
Dividend yield	0%	0%

The gain from the change in fair value of warrants for the three months ended March 31, 2012 was $1,060 (March 31, 2011 – gain of $608,114).

Note 13 – Shareholders’ Equity (continued)

Warrants (continued)

Including the fair value of warrants associated with the convertible debt (note 12), the total warrant liability as at March 31, 2012 was $4,530 (December 31, 2011 - $4,162). The total loss from the change in fair value of warrants for the three month ended March 31, 2012 months was $368 (March 31, 2011 – gain of $850,651).

The following table provides information with respect to warrant transactions:

	Number of Warrants Outstanding	Weighted Average Exercise Price
December 31, 2011	2,701,131	$4.59
Exercised	-	-
Expired	-	-
March 31, 2012	2,701,131	$4.59

The following summarizes the weighted-average information about the outstanding warrants as at March 31, 2012:

Outstanding Warrants
Exercise Price	Number	Average Remaining Contractual Life
$4.50	2,539,416	0.11 years
$6.07	161,715	0.92 years
$4.59	2,701,131	0.16 years

Stock Options

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

The following table provides information with respect to stock option transactions:

	Number of Stock Options Outstanding	Weighted Average Exercise Price
December 31, 2011	1,227,755	$1.39
Granted	-	-
Expired	-	-
March 31, 2012	1,227,755	$1.39

Note 13 – Shareholders’ Equity (continued)

Stock Options (continued)

The following summarizes the weighted-average information about the outstanding stock options as at March 31, 2012:

Outstanding Stock Options
Exercise Price	Number	Average Remaining Contractual Life
$1.39	1,227,755	9.21 years

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

Related to the above 1,227,755 stock options granted, compensation expense is recognized over the vesting period. During the three months ended March 31, 2012, compensation expense of $95,390 (March 31, 2011 - $Nil) was recognized in the interim condensed consolidated statements of income.

Treasury Stock

The Company approved the plan to repurchase up to $5 million shares of the Company’s common stock. The repurchase will be made from time to time at prevailing market prices, through open market purchases. There is no guarantee as to the exact number of shares that will be repurchased by the Company and the Company may discontinue purchases at any time when the Board of Directors determines additional repurchases are not warranted. The repurchase program is expected to continue until August 11, 2013.

During the first quarter of 2012, the Company repurchased 13,680 shares at average price of $1.03 and the total cost of $14,142 was recorded as treasury stock.

Note 14 – Other Revenue

	For the three months ended
	March 31, 2012	March 31, 2011
Interest income	$49,643	$38,826
Rental income	363,376	587,276
Income from property management services	1,027,792	831,201
Construction contract income	1,618,416	1,435,424
Gain on disposal of fixed assets and inventory	8,201	8,152
Total	$3,067,428	$2,900,879

Note 15 - Segment Reporting

The Company has two reportable segments: Real Estate Development and Sales segment and Real Estate Construction segment. The Real Estate Development and Sales segment includes operating subsidiaries, Tsining, Puhua, New Land, Suodi, Fangzhou and Jiyuan, while the Real Estate Construction segment represents Xinxing Construction. These two segments offer different products and services. The reportable segments are managed separately because they produce distinct products and provide different services. The Company and its other subsidiaries, Manstate, Success Hill, Way fast, Clever Advance, Grace mind, Treasure Asia and Property Management are aggregated as All Other segment. The All Other segment includes revenue from property management services from Property Management and all head office expenses and all expenses resulting from the change in fair value of warrants embedded derivatives. None of these companies has ever met any of the quantitative thresholds for determining reporting segments.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different skills and marketing strategies.

Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company’s interim condensed consolidated financial statements during the first three months of fiscal year 2012 and 2011 is as follows:

For the 3 months ended March 31, 2012:

	Real Estate Development and Sales	Construction	All other	Adjustments and elimination		Consolidated
Revenues from external customers	$20,434,343	$1,618,416	$732,636	$-		$22,785,395
Intersegment revenues	-	2,298,163		(2,298,163)	(1)	-
Rental from external customers	226,385	136,991	-	-		363,376
Other misc income (Interest & Gain from Property, Plant and Equipment )	128,559	-	224,441	-		353,000
Interest expense	174,954	13,264	42,054	-		230,272
Segment profit before taxes	3,335,850	42,158	(36,946)	143,228	(1)	3,484,290
Total assets	497,940,032	26,503,670	187,025,964	(239,208,663)	(2)	472,261,004

Note 15 - Segment Reporting (continued)

For the 3 months ended March 31, 2011:

	Real Estate Development and Sales	Construction	All other	Adjustments and elimination		Consolidated
Revenues from external customers	$19,656,817	$1,435,424	$940,229	$-		$22,032,470
Intersegment revenues	-	2,249,599	-	(2,249,599)	(1)	-
Rental from external customers	212,307	374,969	-	-		587,276
Other misc income (Interest & Gain from Property, Plant and Equipment )	62,083		(124,132)	-		(62,049)
Interest expense	519,976	34,664	42,508	-		597,148
Segment profit before taxes	1,332,456	250,052	1,624,343	10,675	(1)	3,217,526
Total assets	416,269,049	16,178,515	155,439,402	175,410,629	(2)	412,476,336

(1)	These represent revenues earned from construction service performed by Xinxing Construction for Real Estate Development and Sales segment and its profits. They are eliminated upon consolidation.

(2)	The adjustment represents long-term investments in subsidiaries and inter-subsidiary balances elimination upon consolidation.

Note 16 – Earnings (Loss) per Share

Earnings per share for the three months ended March 31, 2012, and 2011 were determined by dividing net income (loss) attributable to China Housing & Land Development, Inc. for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

	March 31,	March 31,
	2012	2011
Numerator
Net income – basic	$2,235,413	$2,469,083
Effect of dilutive securities
Convertible Debt	-	828,048
Net income – diluted	$2,235,413	$1,641,035
Denominator
Weighted average shares outstanding – basic	34,730,261	33,886,568
Effect of dilutive securities
Convertible Debt	-	1,615,709
Weighted average shares outstanding – diluted	34,730,261	35,502,277
Earnings per share
Basic earnings per share	$0.06	$0.07
Diluted earnings per share	$0.06	$0.05

All outstanding options, warrants and convertible debt have anti-dilutive effects on the earnings per share and are therefore excluded from the determination of the first quarter of fiscal 2012 diluted earnings per share calculation.

Note 17 – Commitments and Contingencies

The Company leases part of its office and hotel space under various operating lease agreements that expire in 2019.

Additionally, the Company had various commitments related to land use right acquisition with unpaid balances of approximately $19.8 million. The balances are not due until the vendor removes the existing building from the land and changes the zoning status of the land use right certificate. Based on the current condition, the Company estimates that the balances will be paid in one year.

All future payments required under the various agreements are summarized below:

	Payment due by period
Commitments and Contingencies	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	After 5 years
Operating leases	$659,308	$116,237	$85,748	$85,748	$85,748	$85,748	$200,079
Land use rights	19,746,539	19,746,539	-	-	-	-	-
Total	$20,405,847	$19,862,776	$85,748	$85,748	$85,748	$85,748	$200,079

Note 18 – Related Party Transactions

One of the Company’s executive officers’ spouse owned 37.83% of common stock of Days Hotel. During the three months ended March 31, 2012, the Company incurred $26,598 (March 31, 2011 - $32,428) in fees to Days Hotel. As at March 31, 2012, the Company had $123,818 (December 31, 2011 - $106,440) payable to Days Hotel.

The Company did not sell any real estate units to Days Hotel during the three months ended March 31, 2012. However, the Company sold 14 apartments amounting to $695,439 to Days Hotel during the three months ended March 31, 2011.

The Company also borrowed a $1,587,932 in short-term loan from Days Hotel during the 3 months ended March 31, 2012 (Note 10).

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

The unaudited interim condensed consolidated financial statements are based on accounting principles that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Annual Report”). They do not include certain footnote disclosures and financial information normally included in annual consolidated financial statements prepared in accordance with GAAP and, therefore, should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s 2011 Annual Report.

Warrants and derivative liability

As of March 31, 2012, the Company has approximately $4,530 of warrants liability and $259,526 of fair value of embedded derivatives on the balance sheet each representing less than one percent of the total liabilities of the Company.

We utilize the Cox-Rubinstein-Ross (“CRR”) Binomial Lattice Model to estimate the fair values of warrants liability and embedded derivatives. The CRR model depends on the following assumptions: the Company’s common stock price underlying the warrants; strike price; conversion price; expected life; expected volatility; risk free interest rate; and dividend rate. We have used the CRR Binomial Lattice Model for the past three years. We do not expect any significant changes to the assumptions except for the common share price and the expected volatility.

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

During the three months ended March 31, 2012, our common stock price experienced some degree of fluctuation with the price increasing from $1.00 on December 30, 2011 to $1.36 on March 31, 2012. As a result, we incurred approximately $368 as a change in fair value of warrants as a non-cash expense and recognized $71,103 as a change in fair value of embedded derivatives as a non-cash gain.

The following table summarizes the fair value of warrant liabilities and embedded derivative as of the periods indicated.

	March 31, 2012	December 31, 2011

Fair value of warrants liability	$4,530	$4,162
Fair value of embedded derivatives	$259,526	$330,629

The following tables summarize all of the warrants and conversion options outstanding and the assumptions used for their valuations as of March 31, 2012 and December 31, 2011.

Investor Warrants:	March 31, 2012	December 31, 2011
Strike price	6.07	6.07
Market price	1.36	1.00
Valuation date	3/31/2012	12/31/2011
Expiry date	2/28/2013	2/28/2013
Volatility	85.00%	85.00%
Risk free rate	0.18%	0.14%
Option value	0.02801	0.01918

Number of warrants	161,715	161,715

Value	4,530	3,102

Investor Warrants: 5-7-2007	March 31, 2012	December 31, 2011
Strike price	4.50	4.50
Market price	1.36	1.00
Valuation date	3/31/2012	12/31/2011
Expiry date	5/9/2012	5/9/2012
Volatility	55.00%	85.00%
Risk free rate	0.05%	0.04%

Option value	0.00000	0.00042

# of warrants	2,539,416	2,539,416

Value	0	1,060

Conversion Option Valuation:	March 31, 2012	December 31, 2011
Strike price	5.57	5.57
Market price	1.36	1.00
Valuation date	3/31/2012	12/31/2011
Expiry date	1/28/2013	1/28/2013
Volatility	90.00%	85.00%
Risk free rate	0.18%	0.13%
Option value	0.03684	0.01896

Host Value – principal	8,999,500	8,999,500
Host Value – interest	-	-

Shares issuable on conversion (1)	1,615,709	1,615,709

Option value – principal	59,525	30,628

Derivative value	259,525	330,629

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

When real estate costs are determined to be impaired, they are written down to their estimated net realizable value. The Company evaluates the carrying value for impairment based on the undiscounted future cash flows of the assets. Write-downs of real estate costs deemed impaired are recorded as adjustments to the cost basis. There were no impairment on real estate inventories and no impairment losses were recorded for the three months ended March 31, 2012 and 2011.

The following summarizes the components of real estate inventories as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
Real estate projects completed and held for sale
JunJing I project	$3,379,515	$3,381,448
JunJing II project phase one	204,635	1,321,972
Tsining 24G project	44,884	44,910
Gangwan project	33,150	37,847
Tsining Home IN project	60,291	60,325
Real estate completed and held for sale	$3,722,475	$4,846,502

Real estate projects held for development
Puhua project	122,808,227	115,798,346
Tangdu project	4,708,049	4,710,742
JunJing III project	3,463,761	9,299,511
Park Plaza project	12,394,004	8,471,800
Jiyuan Project	13,171,671	13,151,101
Golden Bay project	8,188,250	5,657,731
Other projects	3,535,276	1,356,331
Construction materials	126,105	190,252
Real estate held for development	168,395,343	158,635,814

Total real estate held for development or sale	$172,117,818	$163,482,316

The Company’s Tangdu project is essentially a land use right plus miscellaneous pre-construction costs. The Company still owns the legal title to this land use right but the government is negotiating with the Company regarding a potential transfer back to government. If the land use right is transferred back to the government, the Company believes the government will refund all the costs incurred by the Company.

Intangible asset

The intangible asset consisted of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Development right acquired (a)	$51,280,435	$51,309,767
Land use right acquired (b)	8,535,188	8,540,070
Construction license acquired (c)	1,195,422	1,196,106
	61,011,045	61,054,943
Accumulated amortization	(6,947,759)	(6,896,990)
Intangible assets, net	$54,063,286	$54,148,953

(a)	The development right for 487 acres of land in Baqiao Park obtained from the acquisition of New Land in fiscal 2007. The intangible asset has a finite life. In accordance with accounting standard, “Goodwill and Other Intangible Assets”, the intangible asset is subject to amortization over its estimated useful life. This method is intended to match the pattern of amortization with the income-generating capacity of the asset. The development right was originally set to expire on June 30, 2011. On November 25, 2010, the Company extended the right to June 30, 2016.

(b)	The land use rights were acquired in the acquisition of Suodi. The land use rights certificate will expire in November of 2048. The Company amortizes the land use rights over 39 years.

(c)	The construction license was acquired through acquisition of Xinxing Construction. The construction license, which is subject to renewal every five years, is not amortized and has an indefinite estimated useful life because management believes the Company will be able to continuously renew the license in the future. The license was subject to renewal on March 10, 2011. T During the second quarter of 2011, the Company successfully renewed the license until December 31, 2015.

The Company evaluates its intangible asset for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Based on the discounted estimated future cash flows, the Company will record a write-down for impairments if the discounted cashflows are over the carrying value of the intangible asset. No impairment write-down was recognized for the period ended March 31, 2012 and 2011.

For the three months ended March 31, 2012, the Company recorded $54,606 of amortization expenses on land use right (2011 - $52,372). The amortization was included in selling, general and administrative expenses.

Deposits on land use rights

	March 31,	December 31,
	2012	2011
Deposits on land use rights	90,690,658	65,286,137

The increase in deposits on land use rights was due to a land acquisition payment of RMB 160 million on Park Plaza during the first quarter of 2012.

The Company conducts regular reviews of the deposits on land use rights. After review and assessment, the Company concluded that there was no significant decrease in the market price and therefore no impairment write-down was required. According to E-House (China) Real Estate Research Institute the average residential sale price in Xi’an city was stable in the fiscal quarter ended March 31, 2012. The average sale price decreased to 7,703 RMB per square meter (approximately US$1,223 per square meter) from 7,903 RMB (approximately US$1,254 per square meter) in the fourth quarter 2011, representing a decrease of 2.5% quarter-over-quarters.

Material trends and uncertainties that may impact continuing operations

Changes in national and regional economic conditions, as well as in areas where we conduct our operations and where prospective purchasers of our homes live, may result in more caution on the part of homebuyers resulting in fewer home purchases. According to data from the Xi’an Bureau of Statistics, Xi’an city’s real estate transaction volume (in terms of sq. meter signed) decreased about 37.9% in the first quarter of 2012 compared to the same period of 2011. Most of our projects are currently in Xi’an city. However, during the first quarter of 2012, our revenue from sale of properties increased approximately 21.8% over same period of 2011, which was mainly due to additional sales from JunJing III project, which was started in the fourth quarter of 2011.

Virtually all purchasers of our homes finance their acquisitions through lenders providing mortgage financing. A substantial increase in mortgage interest rates or unavailability of mortgage financing would adversely affect the ability of prospective homebuyers to obtain the financing they need in order to purchase our homes, as well as the ability of prospective move-up homebuyers to sell their current homes. For example, if mortgage financing became less available, demand for our homes could decline. A reduction in demand could also have an adverse effect on the pricing of our homes because we (and our competitors) may reduce prices in an effort to compete for home buyers. A reduction in pricing could result in a decline in revenues and margins. Additionally, policies were implemented by the local government in February 2011 to curb speculation in the real estate market. These new policies included capping year-over-year housing unit average selling price (“ASP”) increases to 15%, restricting third-time home purchases for local residents and second-time home purchases for non-local residents. These new policies could result in buying delays amongst potential new customers, which could impact our revenues.

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

As of March 31, 2012, we had $8,438,125 of cash and cash equivalents, compared to $22,014,953 as of December 31, 2011, a decrease of $13,576,828. As of March 31, 2012, we had loans payable of $158,286,249 most of which will be due within 2012. As of December 31, 2011, our loans payable amounted to $148,402,690.

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

Our Property Projects

We provide three fundamental types of real estate developments:

•	High-rise apartment buildings, typically 19 to 33 stories, usually constructed of steel-reinforced concrete, that are completed within approximately 24 months of securing all required permits.

•	Mid-rise apartment buildings, typically 7 to 18 stories, usually constructed of steel-reinforced concrete, that are completed within approximately 12 to 18 months of securing all required permits.

•	Low-rise apartment buildings and villas, typically 2 to 6 stories, often constructed of steel-reinforced concrete, that are completed within approximately 12 months of securing all required permits.

Our projects can be classified into one of four stages of development:

•	Projects in planning, which include projects for which we have purchased the development and or land use rights for parcels of land as part of our project development pipeline. The completion of projects on these sites is subject to adequate financing, approval of permits, receipt of licenses and certain market conditions;

•	Projects in process, which include developments where we have typically secured the development and land use rights, and where the site planning, architecture, engineering and infrastructure work is in progress;

•	Projects under construction, where the building construction has started but has not yet been completed; and

•	Completed projects with units available for sale, where the construction has been finished and most of the units in the buildings have been sold or leased.

Projects Under Construction

		Actual or	Actual or		Total	Sold GFA
		Estimated	Estimated Pre-sale	Total Site	Gross	by March
Project	Type of	Construction	Commencement	Area	Floor Area	31, 2012
Name	Projects	Period	Date	(m2)	(m2)	(m2)
Puhua Phase One	Multi-Family residential & Commercial	Q4/2009 - Q4/2012	Q4/2009	47,600	136,927	118,036

Puhua Phase Two	Multi-Family residential & Commercial	Q2/2010 - Q4/2013	Q2/2010	47,300	260,810	80,655

JunJing III	Multi-Family residential & Commercial	Q4/ 2010 - Q4/2012	Q4/2011	8,094	52,245	44,835

		Number of		Contracted	Recognized
	Total	Units sold by	Estimated	Revenue by	Revenue by
Project	Number of	March 31,	Revenue	March 31, 2012	March 31, 2012
name	Units	2012	($million)	($million)	($million)
Puhua Phase One	858	756	124.6	92.1	85.4

Puhua Phase Two	1,587	623	245.6	67.1	41.1

JunJing III	517	487	52.0	46.2	35.0

Puhua: The Puhua project, the Company’s 79 acre project located in the Baqiao New Development Zone, has a total land area of 192,582 square meters and an expected GFA of approximately 640,000 square meters.

The construction of the Puhua project began in June 2009. The whole project, which consists of four phases, is expected to be completed in the third quarter of 2014, with estimated revenue of $700 million. The Company began accepting pre-sale contracts for units in the Puhua Phase One project on October 24th, 2009. As of March 31, 2012, the contract revenue for Puhua project was $159.2 million.

JunJing III: JunJing III is located near our JunJing II project and the city expressway. It has an expected total GFA of about 52,245 square meters. The project will consist of three high rise buildings, each 28 to 30 stories high. The project is targeting middle to high income customers who require a high quality living environment and convenient transportation to the city center. We started construction during the fourth quarter of 2010 and pre-sales began during the fourth quarter of 2011. The total estimated revenue from this project is about $52.0 million. As of March 31, 2012, we have recognized $35.0 million revenue out of $46.2million contract sales.

Projects under planning and in process

		Estimated	Estimated	Total Site		Total
Project	Type of	Construction	Pre-sale	Area	Total GFA	Number of
Name	Projects	Period	Commencement	(m2)	(m2)	Units
Baqiao New Development Zone	Land Development	2009- 2020	N/A	N/A	N/A	N/A
Puhua Phase Three	Multi-Family residential & Commercial	Q2/2012 - Q2/2014	Q3/2012	N/A	177,193	N/A
Puhua Phase Four	Multi-Family residential & Commercial	Q2/2013 - Q4/2014	Q3/2013	N/A	216,611	N/A
Park Plaza	Multi-Family residential & Commercial	Q1/2012 - Q4/2014	Q3/2012	44,250	141,822	2,000
Golden Bay	Multi-Family residential & Commercial	Q2/2012 - Q4/2014	Q3/2012	146,099	252,540	N/A
Textile City	Multi-Family residential & Commercial	Q3/2013 -Q3/2018	Q3/2013	433,014	630,000	N/A
Ankang Project	Multi-Family residential & Commercial	Q2/2012 -Q3/2015	Q3/2012	74,820	243,152	2,200

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

Puhua Phase Three:Puhua Phase Three is located within the Baqiao project, with a total GFA of 177,193 square meters. The project will consist residential buildings and commercial space. We expect to start presale of Puhua Phase Three in the third quarter of 2012.

Puhua Phase Four: Puhua Phase Four is located within the Baqiao project, with a total GFA of 216,611 square meters. The project will consist residential buildings and commercial space. We expect to start presale of Puhua Phase Three in the third quarter of 2013.

Park Plaza: In July 2009, the Company entered into a Letter of Intent to acquire 44,250 square meters of land in the center of Xi’an for the Park Plaza project. In April 2012, the Company officially acquired the land use right for Park Plaza. The Company intends to develop a large mid-upper income residential and commercial development project on this site, with a GFA of 141,822 square meters. The four-year construction of Park Plaza began in the first quarter 2012. We anticipate accepting pre-sale purchase agreements in the third quarter of 2012, and revenues from pre-sale agreements will begin to be recognized when all revenue recognition criteria have been met. The total revenue from Park Plaza is estimated to be $154 million.

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

Ankang Project: The Ankang project is located in Ankang city, which is approximately 200 kilometers south of Xi’an in China’s Shanxi Province, The project consists of residential buildings and a commercial area. Construction is expected to start in the second quarter of 2012, and presales are expected to start in the following quarter. Total GFA is expected to reach 243,152 square meters. Total projected revenue is estimated to be $171.9 million.

Completed Projects with Units Available for Sale

Project name	Type of Projects	Completion Date	Total Site Area (m2)	Total GFA (m2)	Total Number of Units	Number of Units sold by March 31, 2012
JunJing II Phase Two	Multi-Family residential & Commercial	Q2/2011	29,800	121,888	1,015	1,015
JunJing II Phase One	Multi-Family residential & Commercial	Q4/2009	39,524	142,214	1,213	1,211
JunJing I	Multi-Family residential & Commercial	Q3/2006	55,588	167,931	1,671	1,667

JunJing II: JunJing II is located at 38 East Hujiamiao, Xi’an, with total GFA of approximately 264,102 square meters. It is our first “Canadian” style residential community and has “green and energy-saving” characteristics. The project is divided into two phases, namely JunJing II phase one and JunJing II phase two. We started the construction of JunJing II phase one in the third quarter of 2007 and started the pre-sale campaign in the second quarter of 2007.

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

CONSOLIDATED OPERATING RESULTS

Three Months Ended March 31, 2012 Compared With Three Months Ended March 31, 2011

Revenues

Our revenues are mainly derived from the sale of residential and commercial units and buildings, infrastructure work we perform for the local government and land development projects in the Baqiao area. In the first quarter of 2012, most of our revenues came from the JunJing III project.

Effective January 1, 2008, the Company adopted the percentage of completion method of accounting for revenue recognition for all building construction projects in progress, including the JunJing II and Puhua Projects. Before that time, the full accrual method was used for all of our residential, commercial and infrastructure projects. Infrastructure projects continue to be accounted for using the full accrual method of accounting.

	Three months	Three months
	ended	ended
Revenues by project:	Mar 31, 2012	Mar 31, 2011
US$
Project Under Construction
JunJing III	10,629,103	-
Puhua Phase One	4,778,151	5,219,729
Puhua Phase Two	1,770,796	8,428,480
JunJing II Phase Two (Completed on June 30, 2011)	4,174,516
Projects Completed
JunJing II Phase One	3,256,293	1,080,635
JunJing II Phase Two (Under construction on March 31, 2011)	$	$
JunJing I	-
Tsining-24G	-	695,439
Tsining Gang Wan	-	58,018
Revenues from the sale of properties	$20,434,343	$19,656,817

The following table summarizes details of our most significant projects:

Revenues by project:	Three months ended Mar 31, 2012	Three months ended Mar 31, 2011
US$
Puhua Phase One contract sales	1,245,345	5,150,567
Revenue	4,778,151	5,219,729
Total gross floor area (GFA) available for sale	136,927	136,927
GFA sold during the period	1,394	3,665
Remaining GFA available for sale	18,891	27,219
Percentage of completion	91.0%	59.2%
Percentage GFA sold during the period	1.0%	2.6%
Percentage GFA sold to date	86.2%	80.1%
Average sales price per GFA	893	1,405

Puhua Phase Two contract sales	2,348,212	18,767,261
Revenue	1,770,796	8,428,480
Total gross floor area (GFA) available for sale	260,810	260,810
GFA sold during the period	2,678	21,984
Remaining GFA available for sale	180,155	213,393
Percentage of completion	53.2%	33.9%
Percentage GFA sold during the period	1.0%	8.4%
Percentage GFA sold to date	30.9%	18.8%
Average sales price per GFA	877	854

JunJing III contract sales	13,242,856	-
Revenue	10,629,103	-
Total gross floor area (GFA) available for sale	52,245	52,245
GFA sold during the period	1,131	-
Remaining GFA available for sale	17,201	52,245
Percentage of completion	77.5%	-
Percentage GFA sold during the period	2.2%	-
Percentage GFA sold to date	67.1%	-
Average sales price per GFA	11,708	-

Revenues from projects under construction

Puhua Phase One

Puhua Phase One consists of 7 garden houses, 2 mid-rise and 4 high-rise buildings with total expected revenues of approximately $124 million. During the first quarter of 2012, we were able to secure $1.2 million in contract sales. We also recognized approximately $4.8 million in revenues based on the percentage of completion method.

Puhua Phase Two

Puhua Phase two has expected revenues of approximately $245.4 million. During the first quarter of 2012, we were able to secure $2.3 million in contract sales. We also recognized approximately $1.8 million in revenues based on the percentage of completion method.

JunJing III

JunJing III is located near our JunJing II project and the city expressway. It has an expected total GFA of about 52,245 square meters. The project will consist of three high rise buildings, each 28 to 30 stories high. The project is targeting middle to high income customers who require a high quality living environment and convenient transportation to the city center. We started construction during the fourth quarter of 2010 and pre-sales began during the fourth quarter of 2011. The total estimated revenue from this project is about $52.0 million. We have recognized $35.0million out of $52.0 million contract sales.

Please note that the method of percentage of completion was utilized to recognize revenue from January 1, 2008.

Revenues from projects completed

The revenue from completed projects totaled $3,256,293 for the three months ended March 31, 2012, compared to $1,834,092 during the same period of 2011. During the first quarter of 2012, revenues from projects completed mainly resulted from the sale of JunJing II Phase One commercial units.

Other income

Other income includes property management fees, rental income, revenues from the disposal of fixed assets as well as government’s allowance for the equivalent cost of interest on the Company’s investments required to support infrastructure construction, continued river management and suburban planning for the entire Baqiao high-technology industrial park. We recognized $3,067,428 in other income for the three months ended March 31, 2012 compared with $2,900,879 in the same period of 2011. The increase can be explained by the following table, which summarizes the breakdown of the other income and the changes during the three months ended March 31, 2012 and 2011:

	For the three months ended
	March 31, 2012	March 31, 2011
Interest income	$49,643	$38,826
Rental income, net	363,376	587,276
Income from property management services	1,027,792	831,201
Miscellaneous construction contracts	1,618,416	1,435,424
Gain on disposal of fixed assets and inventory	8,201	8,152
Total	$3,067,428	$2,900,879

Cost of real estate sales

The cost of real estate sales in the three months ended March 31, 2012 decreased 2.8% to $14,232,864 compared with $14,638,574 in the same period of 2011. The primary selling projects were Puhua Phase One, Phase Two and JunJing III during the first quarter of 2012.

Gross profit and profit margin

Gross profit for the three months ended March 31, 2012 was $7,029,037, representing a 22.8% increase from $5,722,553 in the same period of 2011. The gross profit margin for the three months ended March 31, 2012 was 30.0% compared with 25.4% in the same period of 2011. The increased gross profit resulted from increased sales from JunJing III project. The increase in gross profit margin was mainly due to increased average selling price from JunJing III project.  In general, the Company’s real estate sales should have an approximately 25% margin (after business taxes).

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) for the three months ended March 31, 2012 decreased 11.9% to $3,023,686 from $3,432,716 in the same period of 2011. SG&A accounted for 12.9% of total revenue in the first quarter of 2012 compared to 15.2% for the same period in 2011. The decrease in SG&A is mainly due to decreased selling and administrative expenses associated with Tsining and Puhua. The decrease in percentage of SG&A to total revenue is primarily due to the increase of revenue, and  cost control in SG&A expenses.

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

Compensation expense for stock options is recognized over the vesting period. During the three months ended March 31, 2012, compensation expense of $122,606 (March 31, 2011 - $Nil) was recognized in the interim condensed consolidated statements of income.

Other expenses

Other expenses mainly consist of late delivery settlements and maintenance costs. Other expenses in the three months ended March 31, 2012 were $6,432 compared with $41,577 in the same period of 2011.

Operating profit and operating profit margin

Operating profit is defined as gross profit minus operating expenses but before change in fair value of derivatives and income taxes. Operating profit in the three months ended March 31, 2012 was $3,413,555 compared with $1,314,121 in the same period of 2011. The operating profit margin increased to 14.5% for the first quarter of 2012 compared with 5.8% for the same period of 2011. Increase in revenues and gross profit margin, as well as the reduction of SG&A were the primary contributing factors to the improvements in operating profit and operating profit margin.

Financing expense

Financing expense in the three months ended March 31, 2012 decreased 61.4% to $230,272 from $597,148 in the same period of 2011. The decrease was mainly due to the capitalization of loan interest.

Change in fair value of embedded derivative

The embedded derivative is related to the Company’s $20 million convertible debt offering completed in January 2008. The change in the fair value of embedded derivatives is a periodic adjustment to the estimated cost to the Company, which was provided by the Cox-Ross-Rubinstein Binomial Lattice valuation model (CRR model).

The CRR model depends on the following assumptions: the Company’s common stock price underlying the warrants; strike price; conversion price; expected life; expected volatility; risk free interest rate; and dividend rate. During the first quarter of 2012, our common stock price experienced fluctuations with the price increasing from $1.03 on January 3, 2012 to $1.36 on March 30, 2012. The change in stock price and expected volatility caused an increase in fair value for warrants and the change of fair value was booked as a non-cash expense.

The Company recorded a loss of $71,103 in the change in fair value of embedded derivatives in the three months ended March 31, 2012 compared with a loss of $1,052,754 in the same period of 2011.

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

The change in fair value of warrants was a loss of $368 in the three months ended March 31, 2012, compared to a gain of $850,651 during the same period of 2011, which consisted of the periodic adjustment to the estimated cost to the Company to provide the common shares, assuming that all of the warrants will be exercised sometime in the future. The basis for estimating the cost to provide the common shares was provided by the valuation model. The CRR model depends on the following assumptions: the Company’s common stock price underlying the warrants; strike price; expected life; expected volatility; risk free interest rate; and dividend rate. During the first quarter of 2012, our common stock price experienced large fluctuations with the price increasing from $1.03 on January 3, 2012 to $1.36 on March 30, 2012. The increase in stock price and expected volatility caused an increase in fair value for warrants and the change of fair value was booked as a non-cash expense.

Provision for income taxes

The $969,485 provision for current income taxes for the three months ended March 31, 2012 increased from $786,489 for the three months ended March 31, 2011 due to increase in net income from business operations.

Net income

Net income for the three months ended March 31, 2012 decreased 9.5% to $2,235,412 compared to $2,469,083 in the same period of 2011. The decrease in net income compared with the same period in 2011 was mainly due to the absence of non-cash gain associated with changes in fair value of derivatives.

Basic and diluted earnings per share

Basic earnings per share was $0.06 in the three months ended March 31, 2012, compared to $0.07 in the same period of 2011. Diluted earnings per share was $0.06 in the three months ended March 31, 2012, compared to $0.05 in the same period of 2011. The number of shares outstanding did not change significantly from year to year.

Common shares used to calculate basic and diluted EPS

The weighted average shares outstanding used to calculate basic earnings per share was 34,730,261 shares in the three months ended March 31, 2012 and 34,730,261 shares in the same period of 2011. The weighted average shares outstanding used to calculate the diluted earnings per share was 34,730,261 shares in the three months ended March 31, 2012 and 35,502,277 shares in the same period of 2011.

Foreign exchange

The Company operates in China and the functional currency is Chinese Renminbi (RMB) but the reporting currency is the U.S. dollar, based on the exchange rate of the two currencies. The fluctuation of exchange rates during the three months ended March 31, 2012 and the same period of 2011, when translating the operating results and financial positions at different exchange rates created the accrued gain (loss) on foreign exchange. The loss on foreign exchange in the three months ended March 31, 2012 was $106,413, compared with a gain of $1,362,871 in the same period of 2011.

Cash flow discussion

There is a net cash outflow of $13,541,081 during the three months ended March 31, 2012 compared to $34,056,667 cash inflow during the same period of 2011.

Operating activity cash outflow was $40,756,333 in the three months ended March 31, 2012, compared to operating cash inflow of $12,294,337 in the same period of 2011. The cash outflows were primarily from the land acquisition and real estate development.

There was a cash inflow of $17,315,245 for investing activities for the three months ended March 31, 2012, compared to investing cash outflow of $5,232,654 for the same period of 2011. The cash inflows during the three months ended March 31, 2012 were primarily from the change in restricted cash.

There was a cash inflow of $9,900,007 for financing activities for the three months ended March 31, 2012 compared with $26,994,984 of financing cash inflow in the same period of 2011 due to the additional bank loans drawn.

Debt leverage

Total debt consists of payables for acquisition of businesses, loans from employees, loans payable, convertible debt and mandatorily redeemable non-controlling interests in Subsidiaries.

Total debt outstanding as of March 31, 2012 was $204.3 million compared with $192.4 million on December 31, 2011. Net debt outstanding (total debt less cash) as of March 31, 2012 was $107.7 million compared with $64.0 million on December 31, 2011. The Company’s net debt as a percentage of total capital (net debt plus shareholders’ equity) was 45.0% on March 31, 2012 and 33.0 % on December 31, 2011, which mainly resulted from additional bank and employee loans.

Liquidity and capital resources

Our principal liquidity demands are based on the development of new properties, property acquisitions, and general corporate purposes. As of March 31, 2012, we had $8,438,125 of cash and cash equivalents, compared to $22,014,953 as of December 31, 2011, a decrease of $13,576,828. Along with progress in projects, we can use the internally generated cash flow to fund daily operations.

The Company leases part of its office and hotel space under various operating lease agreements that expire in 2019.

Additionally, the Company had various commitments related to land use right acquisition with unpaid balances of approximately $19.7 million. The balances are not due until the vendor removes the existing building from the land and changes the zoning status of the land use right certificate. Based on the current condition, the Company estimates that the balances will be paid in one year.

All future payments required under the various agreements are summarized below:

	Payment due by period
Commitments and Contingencies	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	After 5 years
Operating leases	$659,308	$116,237	$85,748	$85,748	$85,748	$85,748	$200,079
Land use rights	19,746,539	19,746,539	-	-	-	-	-
Total	$20,405,847	$19,862,776	$85,748	$85,748	$85,748	$85,748	$200,079

Financial obligations

As of March 31, 2012, we had total bank loans of $158,286,249 with a weighted average interest rate of 6.4%, compared with bank loans of $148,402,690 as of December 31, 2011.

Our mortgage debt (total bank loans) is secured by the assets of the Company.

Loans payable

Bank loans represent amounts due to various banks. These loans generally can be renewed with the banks when they expire. Bank loans as of March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
Xi’an Rural Credit Union Zao Yuan Rd. Branch
Originally due July 2, 2011, renewed on June 27, 2011 and extended to July 1, 2012, annual interest is at 8.856%, secured by the Company’s Jun Jing Yuan I building No. 12, Han Yuan and guaranteed by the Company’s President, President`s spouse, CEO, Tsining’s general manager and his spouse	$2,540,692	$2,542,143

Xinhua Trust Investments Ltd.
Due February 10, 2012, annual interest is at 10%, secured by the 24G project	-	23,832,600

Bank of Xian
Annual interest is fixed at 130% of People’s Bank of China prime rate at the time of borrowing (or 8.528%), secured by the Company's JunJing building No.12. $714,569 is repaid in April 2012. $793,966 is payable before June 30, 2012 and $635,173 is payable on August 29, 2012	2,143,708	2,224,376

Bank of Beijing, Xi’an Branch
Due December 10, 2012, annual interest is at the prime rate of People’s Bank of China (or 6.56%). The Company has restricted cash of $15,905,570 deposited with Bank of Beijing as collateral. The Company and Bank of Beijing are negotiating the potential extension of the balance	15,879,317 4	15,888,400
Due November 30, 2014, annual interest is at the 130% of People’s Bank of China prime rate (or 8.53%). The loan is secured by Puhua project’s land use right and construction in progress. The repayment schedule is as follows: May 30, 2012 – $ 1,587,932 (RMB 10 million); November 30, 2012 – $1,587,932 (RMB 10 million); May 30, 2013 - $9,527,590 (RMB 60 million); November 30, 2013 - $9,527,590 (RMB 60 million); May 30, 2014 - $4,763,796 (RMB 30 million); November 30, 2014 - $4,763,796 (RMB 30 million)	31,758,634	11,121,880

Tianjin Cube Equity Investment Fund Partnership
Originally due on January 27, 2012 and extended to July 27, 2012, annual interest is 9.6%, secured by JunJing II Commercial Units, JunJing I Residential units and part of Company’s Park Plaza project	31,758,634	31,776,800

JP Morgan
Originally due on March 13, 2011 and extended to June 14, 2012, annual interest is at 1.97%, secured by $35,569,671 of restricted cash.	30,016,491	30,016,491

Bank of China, Macau Branch
Due December 16, 2013, annual interest is based on 3-month London Interbank Offered Rate (“LIBOR”) rate plus 3.6%. The 3-month LIBOR rate at March 31, 2012 was 0.58%, secured by $31,758,634 of restricted cash.	31,000,000	31,000,000

Construction Bank of China
Three years loan and due on March 6, 2015. Annual interest is 101% of People’s Bank of China prime rate (or 7.65%). The loan is secured by JunJing III’s construction in progress and land use rights.	9,527,590	-

Third party vendor
Due August 8, 2012, non-interest bearing	2,073,251	-

Xi’an Xinxing Days Hotel & Suites Co., Ltd. (“Days Hotel”) Due August 8, 2012, annual interest is at 20%	1,587,932	-
Total	$158,286,249	$148,402,690

Except the loans from JP Morgan and Bank of China, Macau Branch, which were drawn to repay mandatorily redeemable non-controlling interests in Subsidiaries, all other loans were drawn to directly finance construction projects.

The majority of interest incurred was capitalized and allocated to various real estate construction projects.

The bank loans payable balances were secured by certain of the Company’s real estate held for development or sale with a carrying value of $71,694,747 at March 31, 2012 (December 31, 2011 - $55,777,318), certain buildings and income producing properties and improvements with a carrying value of $17,956,543 at March 31, 2012 (December 31, 2011 - $20,022,475) and certain land use rights with a carrying value of $3,369,886 (December 31, 2011 - $3,371,814). The weighted average interest rate on loans payable as at March 31, 2012 was 6.4% (December 31, 2011 – 6.7%).

The bank loans payable were also secured by certain real estate units sold to customers. The Company obtained consent from these customers that the Company does not have to remove the mortgage on such apartments or to register the transfer of the ownership of such apartments by the Company to the customers for the time being.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to the following market risks, including but not limited to:

General Real Estate Risk

There is a risk that the Company’s property values could go down due to general economic conditions, a weak market for real estate generally, or changing supply and demand. The Company’s property held for sale value, approximately $169.7 million at the end of March 31, 2012, may change due to market fluctuations. Currently, it is valued at our cost, which is significantly below the market value.

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

During the quarter ended March 31, 2012, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

We have no material changes to the risk factors previously disclosed in our Form 10-K, as amended, for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosure

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Exhibit
Number	Description of Exhibit
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

†Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Housing & Land Development, Inc.

May 15, 2012	By:	/s/ Xiaohong Feng
Xiaohong Feng
Chief Executive Officer
(Principal Executive Officer)

May 15, 2012	By:	/s/ Cangsang Huang
Cangsang Huang
Chief Financial Officer
(Principal Financial and Accounting Officer)

