Form 10-Q
period 2012-06-30
China Housing & Land Development, Inc.
filed 2012-08-14
CIK 1303330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
(Do not check if a smaller ☒
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

The number of shares of Common Stock outstanding on August 14, 2012 was 35,086,599 shares.

Except as otherwise indicated by the context, references in this Form 10-Q to:

“CHLN,” the“ Company,”“we,”“our,” or “us” are references to China Housing & Land Development, Inc.

“U.S. Dollar,”“$” and “US$”mean the legal currency of the United States of America.

“RMB” means Renminbi, the legal currency of China.

“China” or the “PRC” are references to the People’s Republic of China.

“U.S.” is a reference to the United States of America.

“SEC” is a reference to the Securities & Exchange Commission of the United States of America.

“GFA” means gross floor area.

CHINA HOUSING & LAND DEVELOPMENT, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Unaudited Interim Condensed Consolidated Balance Sheets

As of June 30, 2012 and December 31, 2011

	June 30,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$12,394,253	$22,014,953
Cash - restricted	83,809,061	105,720,400
Accounts receivable, net of allowance for doubtful accounts of $566,537 and $571,857, respectively	16,069,860	20,253,706
Other receivables, prepaid expenses and other assets, net	3,108,756	1,483,758
Real estate held for development or sale	217,163,574	163,482,316
Property and equipment, net	34,691,813	33,018,990
Advance to suppliers	2,179,083	889,965
Deposits on land use rights	41,921,048	65,286,137
Intangible assets, net	53,536,752	54,148,953
Goodwill	1,877,156	1,894,782
Deferred tax asset	-	308,248
Deferred financing costs	189,586	253,569
Total assets	$466,940,942	$468,755,777

LIABILITIES
Accounts payable	$39,665,399	$44,275,965
Advances from customers	49,053,224	57,541,251
Accrued expenses	7,697,765	8,380,041
Income and other taxes payable	15,374,676	14,386,133
Other payables	7,049,958	7,474,035
Loans from employees	18,872,973	14,887,431
Loans payable	149,015,279	148,402,690
Deferred tax liability	14,621,291	14,861,462
Warrants liability	976	4,162
Fair value of embedded derivatives	109,345	330,629
Convertible debt	9,639,742	9,165,591
Mandatorily redeemable non-controlling interests in Subsidiaries	23,658,219	19,935,482
Total liabilities	334,758,847	339,644,872

SHAREHOLDERS’EQUITY
Common stock: $.001 par value, authorized 100,000,000 shares
issued 35,438,079 and 35,078,639, respectively	35,438	35,079
Additional paid in capital	49,774,295	48,961,658
Treasury stock at cost 351,480 shares and 337,800 shares, respectively	(434,240)	(420,098)
Statutory reserves	7,857,612	7,857,612
Retained earnings	54,697,621	50,555,460
Accumulated other comprehensive income	20,251,369	22,121,194
Total shareholders’ equity	132,182,095	129,110,905

Total liabilities and shareholders’ equity	$466,940,942	$468,755,777

 The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Interim Condensed Consolidated Statements of Income

For The Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

	3 Months	3 Months	6 Months	6 Months
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
REVENUES
Real estate sales	$30,069,549	$15,573,256	$50,503,892	$35,230,073
Other income	4,945,971	4,678,936	8,013,399	7,579,815
Total revenues	35,015,520	20,252,192	58,517,291	42,809,888

COST OF SALES
Cost of real estate sales	23,115,905	13,150,640	37,348,769	27,789,214
Cost of other revenue	3,792,088	1,987,855	6,031,958	4,184,424
Total cost of revenues	26,907,993	15,138,495	43,380,727	31,973,638

Gross margin	8,107,527	5,113,697	15,136,564	10,836,250

OPERATING EXPENSES
Selling, general, and administrative expenses	3,956,069	3,321,725	6,979,754	6,754,441
Stock-based compensation	690,390	17,820	812,996	17,820
Other expenses	58,455	348,901	64,888	390,478
Interest expense	100,676	365,460	330,948	962,608
Accretion expense on convertible debt	241,665	206,813	474,151	543,804
Total operating expenses	5,047,255	4,260,719	8,662,737	8,669,151

NET INCOME FROM BUSINESS OPERATIONS	3,060,272	852,978	6,473,827	2,167,099

CHANGES IN FAIR VALUE OF DERIVATIVES
Change in fair value of embedded derivatives	(150,181)	(409,478)	(221,284)	(1,462,232)
Change in fair value of warrants	(3,554)	(263,623)	(3,186)	(1,114,274)
Total changes in fair value of derivatives	(153,735)	(673,101)	(224,470)	(2,576,506)

Income before provision for income taxes	3,214,007	1,526,079	6,698,297	4,743,605

Provision for income taxes	1,372,027	985,101	2,341,512	1,771,590
(Recovery of) provision for deferred income taxes	(64,768)	(33,922)	214,624	(71,968)
	1,307,259	951,179	2,556,136	1,699,622
NET INCOME	$1,906,748	$574,900	$4,142,161	$3,043,983

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	34,914,731	35,078,639	34,822,496	34,485,897

Diluted	34,914,731	36,694,348	34,822,496	36,101,606

NET INCOME PER SHARE
Basic	$0.05	$0.02	$0.12	$0.09

Diluted	$0.05	$0.01	$0.12	$0.05

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

 Interim Condensed Consolidated Statements of Comprehensive Income

For The Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

	3 Months	3 Months	6 Months	6 Months
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011

NET INCOME	$1,906,748	$574,900	$4,142,161	$3,043,983

OTHER COMPREHENSIVE (LOSS) INCOME
(Loss) gain in foreign exchange	(1,763,412)	1,721,118	(1,869,825)	3,083,989

COMPREHENSIVE INCOME	$143,336	$2,296,018	$2,272,336	$6,127,972

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARIES

Interim Condensed Consolidated Statements of Cash Flows

For The Six Months Ended June 30, 2012 and 2011

(Unaudited)

	June 30,	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income for the period	$4,142,161	$3,043,983
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Bad debt recovery	-	(39,010)
Depreciation	1,054,317	964,972
Stock-based compensation	812,996	17,820
Gain on disposal of property and equipment	(32,554)	(2,037,103)
Amortization of deferred financing costs	77,818	77,391
Amortization of intangible assets	109,033	105,388
Provision for (recovery of)deferred income taxes	214,624	(71,968)
Change in fair value of embedded derivatives	(221,284)	(1,462,232)
Change in fair value of warrants	(3,186)	(1,114,274)
Accretion expense on convertible debt	474,151	543,804
(Increase) decrease in assets:
Accounts receivable	4,004,136	(2,141,202)
Other receivable and prepaid expense	(1,322,379)	2,524,381
Real estate held for development or sale	(55,565,264)	(29,485,375)
Advances to suppliers	(1,316,365)	(518,634)
Refund on land use rights, net	22,754,848	12,077,576
Increase (decrease) in liabilities:
Accounts payable	(4,242,595)	2,927,500
Advances from customers	(7,991,869)	15,969,833
Accrued expense	3,315,390	7,445,026
Other payables	(355,170)	730,536
Income and other taxes payable	812,823)	(3,115,928)
Net cash(used in) provided by operating activities	(33,278,369)	6,442,484

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	21,058,986	(4,590,644)
Purchase of property and equipment	(2,931,657)	(1,640,547)
Proceeds from sale of property and equipment	63,248	2,941,767
Net cash provided by (used in) investing activities	18,190,577	(3,289,424)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from banks	30,111,889	30,399,757
Loans from external parties	5,707,564	-
Payments on loans payable	(34,356,320)	(10,065,376)
Loans from or repayment to employees, net	4,138,628	3,062,757
Repayment of payables for acquisition of businesses	-	(2,279,982)
Purchase of treasury stock	(14,142)	-
Net cash provided by financing activities	5,587,619	21,117,156

INCREASE IN CASH AND CASH EQUIVALENTS	(9,500,173)	24,270,216

Effects on foreign currency exchange	(120,527)	1,519,415

CASH AND CASH EQUIVALENTS, beginning of period	22,014,953	46,904,161

CASH AND CASH EQUIVALENTS, end of period	$12,394,253	$72,693,792

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Interim Condensed Consolidated Statements of Shareholders’ Equity

As of June 30, 2012 and December 31, 2011

(Unaudited)

	Common Stock		Treasury	Paid in	Statutory	Retained	Accumulated Comprehensive
	Shares	Par Value	stock	capital	reserves	earnings	income	Totals
BALANCE, December 31, 2011	35,078,639	$35,079	$(420,098)	$48,961,658	$7,857,612	$50,555,460	$22,121,194	$129,110,905
Stock-based compensation	-	-	-	95,390	-	-	-	95,390
Common stock issued for directors’compensation	19,440	19	-	27,197	-	-	-	27,216
Treasury Stock	-	-	(14,142)	-	-	-	-	(14,142)
Net income	-	-	-	-	-	2,235,413	-	2,235,413
Foreign currency translation adjustment	-	-	-	-	-	-	(106,413)	(106,413)
BALANCE, March 31, 2012	35,098,079	35,098	(434,240)	49,084,245	7,857,612	52,790,873	22,014,781	131,348,369
Stock-based compensation	-	-	-	95,390	-	-	-	95,390
Common stock issued for managements’ compensation	340,000	340	-	594,660	-	-	-	595,000
Net income	-	-	-	-	-	1,906,748		1,906,748
Foreign currency translation adjustment	-	-	-	-	-	-	(1,763,412)	(1,763,412)
BALANCE, June 30, 2012	35,438,079	$35,438	$(434,240)	$49,774,295	$7,857,612	$54,697,621	$20,251,369	$132,182,095

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2012 and 2011 and December 31, 2011

(Unaudited)

Note 1 – Organization and Basis of Presentation

China Housing & Land Development, Inc., (the “Company”) is a Nevada corporation, originally incorporated on July 6, 2004 under the name Pacific Northwest Productions Inc., (“Pacific”). On May 5, 2006, the Company changed its name to China Housing & Land Development, Inc. The Company, through its subsidiaries, is engaged in acquisition, development, management, and sale of commercial and residential real estate properties located primarily in Xi’an, Shaanxi Province,People’s Republic of China (PRC or China).

The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries, Xi’an Tsining Housing Development Company Inc. (“Tsining”), Xi’an New Land Development Co. (“New Land”), Manstate Assets Management Limited (“Manstate”), Success Hill Investments Limited (“Success Hill”), Puhua (Xi’an) Real Estate Development Co., Ltd. (“Puhua”), Xi’an Xinxing Property Management Co., Ltd. (“Xinxing Property”), Suodi Co., Ltd. (“Suodi”), Shaanxi Xinxing Construction Co., Ltd. (“Xinxing Construction”), Xinxing FangZhou Housing Development Co., Ltd. (“Fangzhou”), Way fast Holdings Limited (“Wayfast”), Clever Advance Limited (“Clever Advance”), Gracemind Holdings Limited (“Gracemind”), Treasure Asia Holdings Limited (“Treasure Asia”) and AnKang Jiyuan Real Estate Development Co., Ltd. (“Jiyuan”) (collectively, the “Subsidiaries”). Wayfast with its 100% subsidiary - Clever Advance and Gracemind with its 100% subsidiary - Treasure Asia were incorporated as holding companies in March 2009 and they have been inactive since incorporation. All inter-company balances and transactions have been eliminated on consolidation. The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair statement of the Company’s unaudited interim condensed consolidated balance sheets as at June 30, 2012 and the Company’s unaudited interim condensed consolidated statements of income, and comprehensive income for the three and six months ended June 30, 2012 and 2011 and the Company’s unaudited interim condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011. These adjustments consist of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

Accounting Principles Recently Adopted

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04 “Fair Value Measurement (Topic 820)”. The purpose of these amendments is to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments in this update change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments include the following: (1) those that clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements (2) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU No. 2011-04 is effective for the Company on January 1, 2012. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive income”. The FASB amended the existing guidance to require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.ASU No. 2011-05 is effective for the Company on January 1, 2012. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08 “Intangibles-Goodwill and Other”. The objective of this update is to simplify how entities, both public and non-public, test goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described. ASU No. 2011-08 is effective for the Company on January 1, 2012. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Note 1 – Organization and Basis of Presentation (continued)

Accounting Principles Recently Adopted (continued)

In December 2011, the FASB issued ASU 2011-12, “Comprehensive income”. The amendments are being made to allow FASB time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to reporter classifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.ASU No. 2011-12 will be effective for the Company on January 1, 2012. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

New Accounting Pronouncement Not Yet Adopted

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet”. The amendments in this Update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements.ASU No. 2011-11 will be effective for the Company on January 1, 2013. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, "Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment". ASU 2012-02 amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the revised guidance, entities testing an indefinite-lived intangible asset for impairment have the option of performing a qualitative assessment before calculating the fair value of the asset. If entities determine, on the basis of qualitative factors, that the likelihood of the indefinite-lived intangible asset being impaired is below a "more likely than not" threshold (i.e., a likelihood of more than 50 percent), the entity would not need to calculate the fair value of the asset. The ASU does not revise the requirement to test indefinite-lived intangible assets annually for impairment and does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company is currently assessing the future impact, if any, of this new accounting update to the consolidated financial statements.

Foreign exchange rates used:

	June 30, 2012	December 31, 2011	June 30, 2011
Period end RMB/U.S. Dollar exchange rate	6.3530	6.2939	6.4635
Average RMB/U.S. Dollar exchange rate	6.3306	6.4633	6.4990

Note 2 – Mandatorily Redeemable Preferred Stock and Non-controlling Interest

The Company recorded accretion cost on the mandatorily redeemable non-controlling interest using the effective interest method based on an effective interest rate of 45%. The related accretion cost incurred for the three and six months ended June 30, 2012 were $2,119,966 and $3,995,881, respectively (June 30, 2011 - $3,649,005 and $6,928,374) and was capitalized in real estate construction in progress.

Mandatory Redeemable Non-controlling Interests in Subsidiaries
Mandatory redeemable non-controlling interests in subsidiaries at December 31, 2011	$19,935,482
Capitalized accretion cost on mandatorily redeemable non-controlling interests in subsidiaries	3,995,881
Difference in foreign exchange translation	(273,144)
Mandatorily redeemable non-controlling interests in subsidiaries at June 30, 2012	$23,658,219

The Company will make the final repayment of $28,366,646 on December 25, 2012.

Note 3 – Supplemental Disclosure of Cash Flow Information

Income taxes paid amounted to $1,343,144 and $3,369,377 for six months ended June 30, 2012 and 2011, respectively. Interest paid for the six months ended June 30, 2012 and 2011 amounted to $9,670,903 and $7,187,357, respectively.

Note 4 – Other Receivables, Prepaid Expenses and Deposits

Other receivables and prepaid expenses consisted of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

Other receivable	$730,822	$920,837
Allowance for bad debts	(142,933)	(144,275)
Prepaid expenses	540,315	541,625
Prepaid other tax expenses	1,980,552	165,571
Other receivables and prepaid expenses	$3,108,756	$1,483,758

Note 5 – Real Estate Held for Development or Sale

The following summarizes the components of real estate inventories as at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Real estate projects completed and held for sale
JunJing I project	$3,531,312	$3,381,448
JunJing II project	172,687	1,321,972
Tsining 24G project	44,492	44,910
Gangwan project	37,495	37,847
Tsining Home IN project	59,764	60,325
Real estate completed and held for sale	3,845,750	4,846,502

Real estate projects held for development
Puhua project	117,587,381	115,798,346
Tangdu project	4,666,919	4,710,742
JunJing III project	2,173,190	9,299,511
Park Plaza project	60,685,376	8,471,800
JiYuan project	13,438,562	13,151,101
Golden Bay project	10,700,885	5,657,731
Other projects	3,860,156	1,356,331
Construction materials	205,355	190,252
Real estate held for development	213,317,824	158,635,814

Total real estate held for development or sale	$217,163,574	$163,482,316

The Company’s Tangdu project is essentially a land use right plus miscellaneous pre-construction costs. The Company still owns the legal title to this land use right; however, the government is negotiating with the Company regarding a potential transfer back to the government. If the land use right is transferred back to the government, the Company believes the government will refund all the associated costs incurred by the Company to date.

Note 6 – Property and Equipment

Property and equipment consisted of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Income producing properties and improvements	$29,315,386	$29,641,864
Buildings and improvements	4,399,205	4,440,514
Electronic equipment	494,680	498,260
Vehicles	720,466	727,231
Computer software	327,250	312,600
Office furniture	121,017	120,062
Office building under construction	6,613,008	3,608,643
Total	41,991,012	39,349,174
Accumulated depreciation	(7,299,199)	(6,330,184)
Property and equipment, net	$34,691,813	$33,018,990

Depreciation expense for the three months ended June 30, 2012 and 2011 amounted to $513,197 and $482,388, respectively. Depreciation expense for the six months ended June 30, 2012 and 2011 amounted to $1,054,317 and $964,972, respectively. The depreciation expense was included in selling, general and administrative expenses and cost of other revenue.

Note 7 – Intangible Assets

The intangible assets consisted of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Development right acquired (a)	$50,832,449	$51,309,767
Land use rights acquired (b)	8,460,624	8,540,070
Construction license acquired (c)	1,184,978	1,196,106
	60,478,051	61,045,943
Accumulated amortization	(6,941,299)	(6,896,990)
Intangible assets, net	$53,536,752	$54,148,953

(a)	The development right for 487 acres of land in Baqiao Park obtained from the acquisition of New Land in fiscal 2007. The intangible asset has a finite life. In accordance with accounting standard, “Goodwill and Other Intangible Assets”, the intangible asset is subject to amortization over its estimated useful life. This method is intended to match the pattern of amortization with the income-generating capacity of the asset. The development right was originally set to expire on June 30, 2011. On November 25, 2010, the Company was able to extend the right to June 30, 2016.

(b)	The land use rights were acquired in the acquisition of Suodi. The land use rights certificate will expire in November of 2048. The Company amortizes the land use rights over 39 years.

(c)	The construction license was acquired through acquisition of Xinxing Construction. The construction license, which is subject to renewal every 5 years, is not amortized and has an indefinite estimated useful life because management believes the Company will be able to continuously renew the license in the future. The license was subject to renewal on March 10, 2011. The Company successfully renewed the license until December 31, 2015.

For the three and six months ended June 30, 2012, the Company has recorded $54,427 and $109,033 of amortization expense on the land use rights (June 30, 2011 - $53,016 and $105,388).The amortization was included in selling, general and administrative expenses.

 Note 8 – Accrued Expenses

	June 30, 2012	December 31, 2011
Accrued expenses	$6,992,139	$8,000,003
Accrued interest on loans	705,626	380,038
Total	$7,697,765	$8,380,041

Note 9 – Loans from Employees

The Company has borrowed money from certain employees to fund the Company’s construction projects. The loans usually mature after six months. These unsecured loans bear interest at 15% (December 31, 2011 – 20%) per annum and are available to all employees.

Included in these loans are loans from the Company’s executives and an immediate family member:

	June 30, 2012	December 31, 2011
Chairman	$881,473	$889,750
Chief executive officer	157,406	317,768
Chief financial officer	708,327	238,326
Chief operating officer	196,757	158,884
	$1,943,963	$1,604,728

Note 10 – Loans Payable

	June 30, 2012	December 31, 2011
Xi’an Rural Credit Union Zao Yuan Rd. Branch
Originally due July 2, 2011, renewed on June 27, 2011 and extended to July 1, 2012, annual interest is at 8.856%, secured by the Company’s Jun Jing Yuan I building No. 12, HanYuan and guaranteed by the Company’s President, President’s spouse, CEO, Tsining’s former general manager and his spouse. This amount was fully repaid in July 2012.	$2,518,495	$2,542,143

Xinhua Trust Investments Ltd.
Due February 10, 2012, annual interest is at 10%, secured by the 24G project. This loan was fully repaid in February, 2012.	-	23,832,600

Bank of Xi’an
Annual interest is fixed at 130% of People’s Bank of China prime rate at the time of borrowing (or 8.528%), secured by the Company’s JunJing building No.12. The loan expires on August 29, 2012. This amount was fully repaid on July 5, 2012.	1,101,842	2,224,378

Bank of Beijing, Xi’an Branch
Due December 10, 2012 and subject to certain repayment requirements based on percentage of sales contract signed over total estimated sales amount of PuHua Phase I, annual interest is at the prime rate of People’s Bank of China (or 6.65%). The Company has restricted cash of $15,786,423 deposited with Bank of Beijing as collateral.	15,740,595	15,888,400
Due November 30, 2014 and subject to certain repayment requirements based on percentage of sales contract signed over total estimated sales amount of PuHua Phase II, annual interest is at the 130% of People’s Bank of China prime rate (or 8.65%). The loan is secured by Puhua project’s land use rights and construction in progress. The repayment schedule is as follows: November 30, 2012 – $1,574,059 (RMB 10 million); May 30, 2013 - $9,444,357 (RMB 60 million); November 30, 2013 - $9,444,357 (RMB 60 million); May 30, 2014 - $4,722,178 (RMB 30 million); November 30, 2014 - $4,722,178 (RMB 30 million).	29,907,130	11,121,880

Tianjin Cube Equity Investment Fund Partnership
Originally due on January 27, 2012 and extended to July 27, 2012, annual interest is 9.6%, secured by JunJing II Commercial Units, JunJing I Residential units and part of Company’s Park Plaza project as temporary collaterals, 100% ownership of Xi’an Tsinging Housing Development Co. Ltd.’s shares, corporate guarantee from Xinxing Construction, Newland, Xinxing Property, Wayfast, the Company, personal guarantee from the President of the Company and current and future accounts receivable from Park Plaza project. The temporary collaterals can be replaced with the land use rights and construction in progress of the Park Plaza project once the Company obtained the land use rights for this project and approval from the lender. The land use rights have been obtained during the quarter. The balance was fully repaid in July and August 2012.	25,184,952	31,776,800

JP Morgan
Originally due on March 13, 2011 and extended to November 12, 2012, annual interest is at 1.97%, secured by $35,258,933 of restricted cash.	30,016,491	30,016,491

Bank of China, Macau Branch
Due December 16, 2013, annual interest is based on 3-month London Interbank Offered Rate (“LIBOR”) rate plus 3.6%. The 3-month LIBOR rate at June 30, 2012 was 0.466%, secured by $31,481,190 of restricted cash.	31,000,000	31,000,000

Construction Bank of China
Due on March 6, 2015 and subject to certain repayment requirements based on percentage of sales contract signed over total estimated sales amount of JunJing III. Annual interest is 101% of People’s Bank of China prime rate (or 6.72%). The loan is secured by JunJing III’s construction in progress and land use rights. The repayment schedule is as follows: March 2013 - $1,574,059 (RMB10 million); August 2013 - $2,361,089 (RMB 15 million); March 2014 - $2,361,089 (RMB 15 million); August 2014 - $787,030 (RMB 5 million); March 2015 – 787,030 (RMB 5 million).	7,870,297	-

Third party vendor
Due August 8, 2012, renewed subsequently and extended to August 8, 2013, non-interest bearing and unsecured.	2,055,140	-

Xi’an Xinxing Days Hotel & Suites Co., Ltd. (“Days Hotel”)
Unsecured, due September 29, 2012. Annual interest is 20% (Note 18)	1,574,060	-
Unsecured, due December 31, 2012. Annual interest rate is 15% (Note 18)	2,046,277	-
Total	$149,015,279	$148,402,690

Note 10 – Loans Payable (continued)

Except the loans from JP Morgan and Bank of China, Macau Branch, which were drawn to repay mandatorily redeemable non-controlling interests, all other loans were drawn to finance construction projects.

The majority of interest incurred was capitalized and allocated to various real estate construction projects.

The bank loans payable balances were secured by certain of the Company’s real estate held for development or sale with a carrying value of $95,491,944 at June 30, 2012 (December 31, 2011 - $55,777,318), certain buildings and income producing properties and improvements with a carrying value of $20,117,731t June 30, 2012 (December 31, 2011 - $20,022,475), certain land use rights with a carrying value of $32,427,963 (December 31, 2011 - $3,371,814). The weighted average interest rate on loans payable as at June 30, 2011 was 6.08% (December 31, 2011 – 6.7%).

Loans from Bank of Beijing and Construction Bank of China are also subject to certain repayment terms based on certain percentage of sales contract signed over total estimated sales amount in certain projects under development. Based on these repayment terms, Bank of Beijing can demand repayment of $15,740,595 (RMB100,000,000) and Construction Bank of China can demand repayment of $4,092,555 (RMB 26,000,000) as at June 30, 2012.

Note 11 – Fair Value of Financial Instruments

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of the measurement date, June 30, 2012, and the basis for that measurement, by level within the fair value hierarchy:

Fair Value Measurements Using	Assets/Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Warrants liability	$-	$976	$-	$976
Fair value of embedded derivatives	-	109,345	-	109,345
Total	$-	$110,321	$-	$110,321

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

On June 10, 2010, the Company and the Investors entered into an amendment (the “Amendment”), which granted investors the right to convert the $11 million non-convertible portion of the Convertible Debt. The right expires 5 business days after the effective date that a registration statement is filed by the Company registering the shares to be issued on the conversion. The warrants issued in 2008 were amended as well to permit the investors to exercise the warrants on a cashless basis and receive one common share for every two warrants held if the investor converts at least 55% of face amount of Convertible Debt held.

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

The fair values of the warrants and embedded conversion option at June 30, 2012 were determined to be $976 and $109,345, respectively (December 31, 2011 - $3,102 and $330,629), using the Cox-Ross-Rubinstein Binomial Lattice Model (the “CRR Model”) with the following assumptions:

	June 30, 2012	December 31, 2011
Expected life	0.58 – 0.67 years	1.08–1.16 years
Expected volatility	60%	85%
Risk-free interest rate	0.17 - 0.18%	0.13- 0.14%
Dividend yield	0%	0%

For the three months ended June 30, 2012, the Company recorded a decrease in fair value for the warrants and embedded derivatives of $3,554 and $150,181, respectively (June 30, 2011 – decrease of $47,389 and $409,478). For the six months ended June 30, 2011, the Company recorded a decrease in fair value of the warrants and embedded derivatives of $2,126 and $221,284, respectively (June 30, 2011 - $289,926 and $1,462,232), in the unaudited interim condensed consolidated statements of income.

The carrying value of the Convertible Debt is accreted to its stated amount on maturity using the effective interest method. The effective interest rate was determined to be 15.42%. The carrying value of Convertible Debt on June 30, 2012 was $9,639,742 (December 31, 2011 - $9,165,591). Related interest and accretion costs for the three months ended June 30, 2012 were $129,384 and $241,665, respectively (June 30, 2011 - $129,384 and $206,813), and for the six months ended June 30, 2012 were $258,768 and $474,151, respectively (June 30, 2011 - $319,721 and $543,804).

Note 13 – Shareholders’ Equity

Common stock

On March 21, 2012, the Company issued 19,440 shares of common stock valued at $27,216 based on the closing price of the shares on the same date to compensate the services provided by the independent directors.

On May 17, 2012, the Company issued 340,000 shares of common stock as fiscal 2012 compensation to the senior executives including Chairman, Chief Executive Officer, Chief Financial Officer and Chief Operation Officer. The shares are valued at $595,000 based on the closing price of the shares on the same date and are recorded as stock-based compensation on the unaudited interim condensed consolidated statements of income.

Warrants

Pursuant to accounting guidance, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in a Company’s Own Stock”, the warrants issued contain a provision permitting the holder to demand payment based on a valuation in certain circumstances. Therefore, the Company recorded the warrants issued through private placements in 2007 as a liability at their fair value on the date of grant and then revalued them to $Nil at June 30, 2012 (December 31, 2011 - $1,060) using the CRR Model with the following assumptions. These warrants expired on May 9, 2012 without being exercised.

The gain from the change in fair value of warrants for the three months ended June 30, 2012 was $Nil (June 30, 2011 – gain of $216,234), and the gain from the change in fair value of warrants for the six months ended June 30, 2012 was $1,060 (June 30, 2011 – gain of $824,348).

Including the fair value of warrants associated with the Convertible Debt (note 12), the total warrant liability as at June 30, 2012 was $976 (December 31, 2011 - $4,162). The total gain from the change in fair value of warrants for the three and six months ended June 30, 2012 was $3,554 and $3,186, respectively (June 30, 2011 - $263,623 and $1,114,274).

Note 13 – Shareholders’ Equity (continued)

Warrants

The following table provides information with respect to warrant transactions:

	Number of Warrants Outstanding	Weighted Average Exercise Price
December 31, 2011	2,701,131	$4.59
Expired on May 9, 2012	2,539,416	4.50
June 30, 2012	161,715	$6.07

The following summarizes the weighted-average information about the outstanding warrants as at June 30, 2012:

Outstanding Warrants
Exercise Price	Number	Average Remaining Contractual Life
$6.07	161,715	0.67 years

Stock Options

On June 13, 2011, the Company has granted options to acquire common stock of the Company to employees, officers and directors. The exercise price of the options is determined by the fair value of the common stock at the grant date.

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

The following table provides information with respect to stock option transactions:

	Number of Stock Options Outstanding	Weighted Average Exercise Price

December 31, 2011	1,227,755	$1.39
Granted	-	-
Expired	-	-
June 30, 2012	1,227,755	$1.39

The following summarizes the weighted-average information about the outstanding stock options as at June 30, 2012:

	Outstanding Stock Options
Exercise Price	Number	Average Remaining Contractual Life

$1.39	1,227,755	8.96 years

As of June 30, 2012, 368,327 options are vested. However, the options are not exercisable because the performance conditions of the stock options were not met.

Note 13 – Shareholders’ Equity (continued)

Stock-based compensation

Compensation expense for stock options is recognized over the vesting period. During the three and six months ended June 30, 2012, compensation expense of $95,390 and $190,780 (June 30, 2011 - $17,820 and $17,820) was recognized in the unaudited interim condensed consolidated statements of income.

In addition, the Company also grants shares to various directors or executives for services provided. The common stock granted was valued based on the closing price of the shares on the grant date. The fair value of the shares was recognized as stock-based compensation in the unaudited interim condensed consolidated statements of income. During the three and six months ended June 30, 2012, the Company recorded $594,660 and $611,857 such stock-based compensation (June 30, 2011 - $Nil and $Nil).

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

During the first quarter of 2012, the Company repurchased 13,680 shares at average price of $1.03 and the total cost of $14,142 was recorded as treasury stock. The Company did not repurchase any shares of common stock during the second quarter of 2012.

Note 14 – Other Revenue

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Interest income	$42,733	$46,305	$92,375	$85,131
Rental income	256,541	275,043	619,917	862,320
Income from property management services	1,096,752	977,093	2,053,571	1,792,275
External construction contracts	3,511,320	1,327,770	5,129,737	2,763,194
Gain on disposal of property and equipment	24,353	2,028,951	32,554	2,037,103
Miscellaneous income	14,272	23,774	85,245	39,792
Total	$4,945,971	$4,678,936	$8,013,399	$7,579,815

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

Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company’s unaudited interim condensed consolidated financial statements during the first three and six months of fiscal year 2012 and 2011 area follows:

For the three months ended June 30, 2012:

	Real Estate Development and Sales	Construction	All other	Adjustments and elimination		Consolidated
Revenues from external customers	$30,069,549	$3,511,320	$1,096,752	$-		$34,677,621
Intersegment revenues	-	6,663,998		(6,663,998	)(1)	-
Rental from external customers	225,641	30,900	-	-		256,541
Other miscellaneous income (Interest and Gain from Property, Plant and Equipment)	79,470	-	1,888	-		81,358
Total Revenue	30,374,660	10,206,218	1,098,640	(6,663,998)		35,015,520
Interest expense	46,236	13,040	41,400	-		100,676
Segment profit before taxes	3,131,386	589,871	(390,284)	(66,966	)(1)	3,214,007
Total assets	490,761,587	30,080,835	186,951,553	(240,853,033	)(2)	466,940,942

For the six months ended June 30, 2012:

	Real Estate Development and Sales	Construction	All other	Adjustments and elimination		Consolidated
Revenues from external customers	$50,503,892	$5,129,737	$2,053,571	$-		$57,687,200
Intersegment revenues	-	8,962,161	-	(8,962,161	)(1)	-
Rental from external customers	452,026	167,891	-	-		619,917
Other miscellaneous income (Interest and Gain from Property, Plant and Equipment)	208,028	-	2,146	-		210,174
Total Revenue	51,163,946	14,259,789	2,055,717	(8,962,161)		58,517,291
Interest expense	221,190	26,304	83,454	-		330,948
Segment profit before taxes	6,467,236	582,029	(427,230)	76,262	(1)	6,698,297
Total assets	490,761,587	30,080,835	186,951,553	(240,853,033	)(2)	466,940,942

Note 15 - Segment Reporting (continued)

For the three months ended June 30, 2011:

	Real Estate Development and Sales	Construction	All other	Adjustments and elimination		Consolidated
Revenues from external customers	$15,573,256	$1,327,770	$977,093	$-		$17,878,119
Intersegment revenues	-	3,698,131		(3,698,131	)(1)	-
Rental from external customers	204,680	70,363	-	-		275,043
Other miscellaneous income (Interest and Gain from Property, Plant and Equipment)	2,097,942	-	1,088	-		2,099,030
Total revenue	17,875,878	5,096,264	978,181	(3,698,131)		20,252,192
Interest expense	303,005	20,590	41,865	-		365,460
Segment profit before taxes	798,822	37,020	734,862	(44,625	)(1)	1,526,079
Total assets	421,444,730	17,565,933	156,352,089	(178,362,189	)(2)	417,000,563

For the six months ended June 30, 2011:

	Real Estate Development and Sales	Construction	All other	Adjustments and elimination		Consolidated
Revenues from external customers	$35,230,073	$2,763,194	$1,792,275	$-		$39,785,542
Intersegment revenues	-	5,947,730	-	(5,947,730	)(1)	-
Rental from external customers	416,988	445,332	-	-		862,320
Other miscellaneous income (Interest and Gain from Property, Plant and Equipment)	2,160,024	-	2,002	-		2,162,026
Total revenue	37,807,085	9,156,256	1,794,277	(5,947,730)		42,809,888
Interest expense	822,981	55,254	84,373	-		962,608
Segment profit before taxes	2,131,278	287,072	2,359,205	(33,950	)(1)	4,743,605
Total assets	421,444,730	17,565,933	156,352,089	(178,362,189	)(2)	417,000,563

(1)	These represent revenues earned from construction services performed by Xinxing Construction for the Real Estate Development and Sales segment and its profits. They are eliminated upon consolidation.

(2)	The adjustment represents long-term investments in subsidiaries and inter-subsidiary balances eliminated upon consolidation.

Note 16 – Earnings per Share

Earnings per share for the three and six months ended June 30, 2012, and 2011 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

	3 months	3 months	6 months	6 months
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Numerator
Net income – basic	$1,906,748	$574,900	$4,142,161	$3,043,983
Effect of dilutive securities
Convertible debt	-	(202,665)	-	(1,066,269)
Net income – diluted	$1,906,748	$372,235	$4,142,161	$1,977,714

Denominator
Weighted average shares outstanding – basic	34,914,731	35,078,639	34,822,496	34,485,897
Effect of dilutive securities
Convertible debt	-	1,615,709	-	1,615,709
Weighted average shares outstanding – diluted	34,941,731	36,694,348	34,822,496	36,101,606
Earnings per share
Basic earnings per share	$0.05	$0.02	$0.12	$0.09
Diluted earnings per share	$0.05	$0.01	$0.12	$0.05

All outstanding warrants and convertible debt have an anti-dilutive effect on the earnings per share and are therefore excluded from the determination of the diluted earnings per share calculations for the three and six months ended June 30, 2012.

The 368,327 options that are vested but not exercisable because the performance conditions of the stock options were not met are excluded from the determination of the diluted earnings per share calculations for the three and six months ended June 30, 2012.

Note 17 – Commitments and Contingencies

The Company leases various premises. These lease agreements expire between 2013 and 2020.

The Company also had various commitments related to land use right acquisition with unpaid balances of approximately $18.5 million. The balances are not due until the vendor removes the existing building from the land and changes the zoning status of the land use right certificate. Based on the current condition, the Company estimates that the balances will be paid in one year.

In connection to the loans borrowed subsequently from a related party (Note 19), the Company also signed a finance consulting agreement with the related party where the Company would pay the related party consulting fees for the following years for financing services provided.

All future payments required under the various agreements are summarized below:

	Payment due by period
Commitments and Contingencies	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	After 5 years
Operating leases	$8,033,308	$1,363,244	$1,218,955	$1,205,838	$1,205,838	$1,205,838	$1,833,595
Finance consulting	6,990,923	1,766,095	2,455,533	2,455,533	313,762	-	-
Land use rights	18,526,680	18,526,680	-	-	-	-	-
Total	$33,550,911	$21,656,019	$3,674,488	$3,661,371	$1,519,600	$1,205,838	$1,833,595

Note 18– Related Party Transactions

One of the Company’s executive officers’ spouse owns 37.83% of common stock of Days Hotel. During the three and six months ended June 30, 2012, the Company incurred $58,345and $84,943 (June 30, 2011-$56,408 and $87,714) in fees to Days Hotel. As at June 30, 2012, the Company had $142,755 (December 31, 2011 - $106,440) payable to Days Hotel recorded as other payables on the financial statements.

The Company did not sell any real estate units to Days Hotel during the three and six months ended June 30, 2012. However, the Company sold 14 apartments amounting to $695,439 to Days Hotel during the first quarter of 2011.

The Company also has $3,620,337 loan payable to Days Hotel as at June 30, 2012 (December 31, 2011 - $Nil) (Note 10). As at June 30, 2012, the Company had $99,889 (December 31, 2011 - $Nil) interest payable to Days Hotel.

Note 19 – Subsequent Events

Subsequent to the period end, the Company borrowed a $23,610,892 (RMB 150 million) loan from a limited partnership, in which an executive partner is the spouse of one of the Company’s executive officers. The loan bears a fix annual interest rate of 9.6%. The repayment schedule is as follows: June 1, 2013 – $1,574,059 (RMB 10 million); December 1, 2013 - $1,574,059 (RMB 10 million); June 1, 2014 – $1,574,059 (RMB 10 million); August 7, 2014 - $18,888,713 (RMB 120 million).

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

The unaudited interim condensed consolidated financial statements are based on accounting principles that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011(“2011Annual Report”). They do not include certain footnote disclosures and financial information normally included in annual consolidated financial statements prepared in accordance with GAAP and, therefore, should be read in conjunction with the audited consolidated financial statements and notes included in the Company's 2011Annual Report.

Warrants and derivative liability

As of June 30, 2012, the Company had $976 of warrants liability and $109,345 of fair value of embedded derivatives on the balance sheet, representing approximately 0.00% and 0.03% of total liabilities, respectively.

We have utilized the Cox-Rubinstein-Ross (“CRR”) Binomial Lattice Model to estimate the fair values of warrants liability and embedded derivatives. The CRR model depends on the following assumptions: the Company’s common stock price underlying the warrants; strike price; conversion price; expected life; expected volatility; risk free interest rate; and dividend rate. We have used the CRR Binomial Lattice Model for the past 3 years and we do not expect any significant changes to the assumptions used except for adjustment to the common share price and the expected volatility.

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

Prior to June 10, 2010, the date of the amendment to the convertible debt (the “Amendment”), the Company used the CRR Binomial Lattice Model to assess the fair value of warrants and embedded derivatives at each reporting period. After the Amendment, since the investor could exercise the warrants on a cashless basis and receive one common share for every two warrants held, if the investor converts at least 55% of face amount of convertible debt held, in addition to the CRR Binomial Lattice Model, the Company also uses an alternative valuation method (the “Alternative Model”) to assess the fair value of the warrants. The Alternative Model is based on the share price of the Company at the valuation date and the number of common shares that could result from the two for one cashless exercise. The Company records the warrant liability based on the higher valuation resulting from either CRR Binomial Lattice Model or Alternative Model at the valuation date.

Several investors converted a total of $9,763,000 face value of convertible debt and exercised the related warrants using the 2-to-1 cashless exercise feature added as part of the Amendment. Subsequently, the Company was able to charge $8,073,512 to convertible debt carrying and the fair value of the conversion features into shareholders’ equity. The fair value of $1,624,159 of the warrants on the day of exercise was also charged to shareholders’ equity.

After the conversion of the convertible debt and exercise of the warrants as described above and 5 days after the effectiveness of the registration statement, the 2-to-1 cashless warrants conversion feature expired for those investors who did not exercise their warrants. Therefore, use of the Alternative Model has been terminated.

During the three months ended June 30, 2012, our common stock price experienced fluctuations with the price increasingly from $1.46 on April 2, 2012 to $1.97 on June 29, 2012. The increase in stock price caused an increase in fair value for warrants liability and embedded derivatives. As a result, we recognized a change in fair value of warrants of approximately $3,554 and a change in fair value of embedded derivatives of approximately $150,181, both of which are non-cash gains.

The following table summarizes the fair value of warrant liability and embedded derivative as of June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
Fair value of warrants liability	$976	$4,162
Fair value of embedded derivatives	$109,345	$330,629

The following tables summarize all the warrants and conversion options outstanding and the assumptions used for their valuations as of June 30, 2012 and December 31, 2011.

Investor Warrants:	6/30/2012	12/31/2011
Strike price	6.07	6.07
Market price	1.97	1.00
Valuation date	6/30/2012	12/31/2011
Expiry date	2/28/2013	2/28/2013
Volatility	60.00%	85.00%
Risk free rate	0.18%	0.14%
Option value	0.00603	0.01918
Number of warrants	161,715	161,715
Value	976	3,102

Investor Warrants: 5-7-2007	6/30/2012	12/31/2011
Strike price	4.50	4.50
Market price	1.97	1.00
Valuation date	6/30/2012	12/31/2011
Expiry date	5/9/2012	5/9/2012
Volatility	0.00%	85.00%
Risk free rate	0.00%	0.04%
Option value	0.00000	0.00042
Number of warrants	-	2,539,416
Value	-	1,060

Conversion Option Valuation:	6/30/2012	12/31/2011
Strike price	5.57	5.57
Market price	1.97	1.00
Valuation date	6/30/2012	12/31/2011
Expiry date	1/28/2013	1/28/2013
Volatility	60.00%	85.00%
Risk free rate	0.17%	0.13%
Option value	0.00578	0.01896
Host Value – principal	8,999,500	8,999,500
Host Value – interest	-	-
Shares issuable on conversion	1,615,709	1,615,709
Option value – principal	109,345	330,629

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

When real estate costs are determined to be impaired, they are written down to their estimated net realizable value. The Company evaluates the carrying value for impairment based on the undiscounted future cash flows of the assets. Write-downs of real estate costs deemed impaired are recorded as adjustments to the cost basis. There has been no impairment on real estate inventories and no impairment loss has been recorded for the three months ended June 30, 2012 and 2011.

The following summarizes the components of real estate inventories as at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Real estate projects completed and held for sale
JunJing I project	$3,531,312	$3,381,448
JunJing II project	172,687	1,321,972
Tsining 24G project	44,492	44,910
Gangwan project	37,495	37,847
Tsining Home IN project	59,764	60,325
Real estate completed and held for sale	3,845,750	4,846,502

Real estate projects held for development
Puhua project	117,587,381	115,798,346
Tangdu project	4,666,919	4,710,742
JunJing III project	2,173,190	9,299,511
Park Plaza project	60,685,376	8,471,800
JiYuan project	13,438,562	13,151,101
Golden Bay project	10,700,885	5,657,731
Other projects	3,860,156	1,356,331
Construction materials	205,355	190,252
Real estate held for development	213,317,824	158,635,814

Total real estate held for development or sale	$217,163,574	$163,482,316

The Company’s Tangdu project is essentially a land use right plus miscellaneous pre-construction costs. The Company still owns the legal title to this land use right; however, the government is negotiating with the Company regarding a potential transfer back to the government. If the land use right is transferred back to the government, the Company believes the government will refund all the costs incurred by the Company.

Intangible asset

The intangible asset consists of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Development right acquired (a)	$50,832,448	$51,309,767
Land use right acquired (b)	8,460,624	8,540,070
Construction license acquired (c)	1,184,978	1,196,106
	60,478,050	61,054,943
Accumulated amortization	(6,941,298)	(6,896,990)
Intangible assets, net	$53,536,752	$54,148,953

(a)	The development right for 487 acres of land in Baqiao Park obtained from the acquisition of New Land in fiscal 2007. The intangible asset has a finite life. In accordance with accounting standard, “Goodwill and Other Intangible Assets”, the intangible asset is subject to amortization over its estimated useful life. This method is intended to match the pattern of amortization with the income-generating capacity of the asset. The development right was originally set to expire on June 30, 2011. On November 25, 2010, the Company was able to extend the right to June 30, 2016.

(b)	The land use rights were acquired in the acquisition of Suodi. The land use rights certificate will expire in November of 2048. The Company amortizes the land use rights over 39 years.

(c)	The construction license was acquired through acquisition of Xinxing Construction. The construction license, which is subject to renewal every 5 years, is not amortized and has an indefinite estimated useful life because management believes the Company will be able to continuously renew the license in the future. The license was subject to renewal on March 10, 2011. The Company successfully renewed the license until December 31, 2015

For the three and six months ended June 30, 2012, the Company has recorded $54,426 and $109,033 of amortization expense on the land use right (2011 - $53,016 and $105,388). The amortization was included in selling, general and administrative expenses.

Deposits on land use rights

	June 30, 2012	December 31, 2011
Deposits on land use rights	41,921,048	65,286,137

The Company conducts regular reviews of the deposits on land use rights. After review and assessment, the Company concluded that there was no significant decrease in the market price and therefore no impairment write-down was required.

Material trends and uncertainties that may impact continuing operations

Changes in national and regional economic conditions, as well as in areas where we conduct our operations and where prospective purchasers of our homes live, may result in more caution on the part of homebuyers resulting in fewer home purchases. According to E-House (China) Real Estate Research Institute the average residential sale price in Xi’an city was stable in the fiscal quarter ended June 30, 2012. The average sale price decreased to 7,431 RMB per square meter (approximately US$1,174 per square meter) from 7,903 RMB (approximately US$1,254 per square meter) in the first quarter of 2012, representing a decrease of 6.0 percent quarter-over-quarter. Xi’an city’s real estate transaction volume (in terms of sq. meter signed) increased about 19.6% in the second quarter of 2012 compared to the same period of 2011. During the second quarter of 2012, our sales of properties increased approximately 93.1% over same period of 2011, which was mainly due to enhanced sales of Puhua Phase One and Phase Two, as well as sales from JunJing III project.

Most purchasers of our homes finance their acquisitions through lenders providing mortgage financing. A substantial increase in mortgage interest rates or unavailability of mortgage financing would adversely affect the ability of prospective homebuyers to obtain the financing they need in order to purchase our homes, as well as the ability of prospective move-up homebuyers to sell their current homes. For example, if mortgage financing became less available, demand for our homes could decline. A reduction in demand could also have an adverse effect on the pricing of our homes because we (and our competitors) may reduce prices in an effort to compete for home buyers. A reduction in pricing could result in a decline in revenues and margins. Additional government policies were implemented by the local government in February 2011 to curb speculation in the real estate market. These new policies included capping year-over-year housing unit ASP increases to 15%, restricting third-time home purchases for local residents and second-time home purchases for non-local residents. These new policies could result in buying hesitation among potential new customers, and could impact our revenues.

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

As of June 30, 2012, we had $12,394,253 of cash and cash equivalents, compared to $22,014,953 as of December 31, 2011, a decrease of $9,620,700.

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

Continue to Focus on the Middle Market. Since the middle class has growing purchasing power and, as a result of prevailing Chinese culture and values, a strong desire to own homes, we believe the demand for residential real estate from the emerging middle class will offer attractive opportunities for the growth of our Company. Thus, we plan to leverage our brand name, experience and design capabilities to meet these demand from the middle class.

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

Attractive market opportunity

The real estate market in western China has grown slower than that of eastern China. We believe the real estate market in the region is well positioned to grow at faster rates for the next few years due to social, and economic factors. Our business model has proven to be efficient and we plan to expand into other Tier II and Tier III cities in western China. Our growth strategy is focused on western China, and we believe we will significantly benefit from the Chinese government’s “Go West” policy, which encourages economic development and population movement to western China.

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

Our Property Projects

We provide three fundamental types of real estate developments:

•	High-rise apartment buildings, typically 19 to 33 stories, usually constructed of steel-reinforced concrete, that are completed within approximately 24 months of securing all required permits.
•	Mid-rise apartment buildings, typically 7 to 18 stories, usually constructed of steel-reinforced concrete, that are completed within approximately 12 to 18 months of securing all required permits.
•	Low-rise apartment buildings and villas, typically 2 to 6 stories, often constructed of steel-reinforced concrete, that are completed within approximately 12 months of securing all required permits.

 Our projects can be classified into one of four stages of development:

•	Projects in planning, which include projects for which we have purchased the development and or land use rights for parcels of land as part of our project development pipeline. The completion of projects on these sites is subject to adequate financing, approval of permits, receipt of licenses and certain market conditions;
•	Projects in process, which include developments where we have typically secured the development and land use rights, and where the site planning, architecture, engineering and infrastructure work is in progress;
•	Projects under construction, where the building construction has started but has not yet been completed; and
•	Completed projects with units available for sale, where the construction has been finished and most of the units in the buildings have been sold or leased.

Projects Under Construction

Project Name	Type of Projects	Actual or Estimated Construction Period	Actual or Estimated Pre-sale Commencement Date	Total Site Area (m2)	Total Gross Floor Area (m2)	Sold GFA by June 30, 2012 (m2)
Puhua Phase One	Multi-Family residential & Commercial	Q4/2009 - Q4/2012	Q4/2009	47,600	137,046	123,016

Puhua Phase Two	Multi-Family residential & Commercial	Q2/2010 - Q4/2013	Q2/2010	47,300	261,104	99,998

JunJing III	Multi-Family residential & Commercial	Q4/ 2010 - Q4/2012	Q4/2011	8,094	52,245	49,968

Project name	Total Number of Units	Number of Units sold by June 30, 2012	Estimated Revenue ($million)	Contracted Revenue by June 30, 2012 ($million)	Recognized Revenue by June 30, 2012 ($million)
Puhua Phase One	858	803	124.1	98.2	97.4

Puhua Phase Two	1,587	670	246.7	83.1	55.6

JunJing III	517	505	52.2	48.4	39.4

Puhua: The Puhua project, the Company’s 79 acre project located in the Baqiao New Development Zone, has a total land area of 192,582 square meters and an expected GFA of approximately 640,000 square meters.

The construction of the Puhua project began in June 2009. The whole project, which consists of four phases, is expected to be completed in the third quarter of 2014, with estimated revenue of $700 million. The Company began accepting pre-sale contracts for units in the Puhua Phase One project on October 24th, 2009. As of June 30, 2012, the contract revenue for the Puhua project was $181.3 million.

JunJingIII: JunJing III is located near our JunJing II project and the city expressway. It has an expected total GFA of about 52,245 square meters. The project will consist of three high rise buildings, each 28 to 30 stories high. The project is targeting middle to high income customers who require a high quality living environment and convenient transportation to the city center. We started construction during the fourth quarter of 2010 and pre-sales began during the fourth quarter of 2011. The total estimated revenue from this project is about $52.0 million. As of June 30, 2012, we have recognized $39.4 million in revenue out of  $48.4 million in contract sales.

Projects under planning and in process

Project Name	Type of Projects	Estimated Construction Period	Estimated Pre-sale Commencement	Total Site Area (m2)	Total GFA (m2)	Total Number of Units
Baqiao New Development Zone	Land Development	2009- 2020	N/A	N/A	N/A	N/A
Puhua Phase Three	Multi-Family residential & Commercial	Q2/2012 - Q2/2014	Q4/2012	N/A	177,193	N/A
Puhua Phase Four	Multi-Family residential & Commercial	Q2/2013 - Q4/2014	Q3/2013	N/A	216,611	N/A
Park Plaza	Multi-Family residential & Commercial	Q1/2012 - Q4/2014	Q4/2012	44,250	141,822	2,000
Golden Bay	Multi-Family residential & Commercial	Q1/2013 - Q4/2014	Q2/2013	146,099	252,540	N/A
Textile City	Multi-Family residential & Commercial	Q3/2013 -Q3/2018	Q3/2013	433,014	630,000	N/A
Ankang Project	Multi-Family residential & Commercial	Q2/2012 -Q3/2015	Q4/2012	74,820	243,152	2,200

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

Puhua Phase Three: Puhua Phase Three is located within the Baqiao project, with a total GFA of 177,193 square meters. The project will consist residential buildings and commercial space. We expect to start presale of Puhua Phase Three in the fourth quarter of 2012.

Puhua Phase Four: Puhua Phase Four is located within the Baqiao project, with a total GFA of 216,611 square meters. The project will consist residential buildings and commercial space. We expect to start presale of Puhua Phase Three in the third quarter of 2013.

Park Plaza: In July 2009, the Company entered into a Letter of Intent to acquire 44,250 square meters of land in the center of Xi’an for the Park Plaza project. In March 2011, the Company officially acquired the land use right for Park Plaza. The Company intends to develop a large mid-upper income residential and commercial development project on this site, with a gross floor area of 141,822 square meters. The four-year construction of Park Plaza began in the first quarter 2012. We anticipated accepting pre-sale purchase agreements in the fourth quarter of 2012, and revenues from pre-sale agreements will begin to be recognized when all revenue recognition criteria have been met. The total revenue from Park Plaza is estimated to be $154 million.

Golden Bay: The Golden Bay project is located within the Baqiao project, with a total GFA of 252,540 square meters. The Golden Bay project will consist of residential buildings as well as a commercial area. Construction is anticipated to begin in the first quarter of 2013, and we expect to begin accepting pre-sale purchase agreements in the second quarter of 2013.

Textile City: The Textile City project is located within the Baqiao New Development Zone. The project consists of residential buildings and a commercial area. Construction is expected to start in the third quarter of 2013, and the entire project will take five years.

Ankang Project: The Ankang project is located in Ankang city, which is approximately 200 kilometers south of Xi’an in China’s Shanxi Province, The project consists of residential buildings and a commercial area. Construction is started in the second quarter of 2012, and presales are expected to start in the fourth quarter. Total GFA is expected to reach 243,152 square meters. Total projected revenue is estimated to be $171.9 million.

Completed projects with units available for sale

Project name	Type of Projects	Completion Date	Total Site Area (m2)	Total GFA (m2)	Total Number of Units	Number of Units sold by June 30, 2012
JunJing II Phase Two	Multi-Family residential & Commercial	Q2/2011	29,800	121,888	1,015	1,015
JunJing II Phase One	Multi-Family residential & Commercial	Q4/2009	39,524	142,214	1,215	1,211
JunJing I	Multi-Family residential & Commercial	Q3/2006	55,588	167,931	1,671	1,667

JunJing II Phase Two: The construction of JunJing II Phase Two commenced in the second quarter of 2009 and pre-sales started within the same quarter. As of June 30, 2011, the contract revenue for Phase Two was$ 98.5 million and we have recognized all the contract revenue as the percentage of completion reached 100%.

JunJing II Phase One: We started the construction of JunJing II phase one in the third quarter of 2007 and started the pre-sale campaign in the second quarter of 2007. The project was completed in December 2009 and generated total revenue of $92.7 million.

TsiningJunJing Garden I: 369 North Jinhua Road, Xi’an. JunJing Garden I, designed by the world-famous WSP architectural design house, was the first German style residential & commercial community in Xi’an. Its target customers were local middle income families. The project has 15 residential apartment buildings consisting of 1,671 one to five bedroom apartments. The Garden features secure parking, cable TV, hot water, heating systems and access to natural gas. Total GFA available was 167,931 square meters. JunJing Garden I was also a commercial venture that houses small businesses serving the needs of JunJing Garden I residents and the surrounding residential communities. The project was completed in September 2006.

CONSOLIDATED OPERATING RESULTS

Three Months Ended June 30, 2012 Compared With Three Months Ended June 30, 2011

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

	Three months	Three months
	ended	ended
Revenues by project:	June 30, 2012	June 30, 2011
US dollars
Project Under Construction
JunJing III	4,313,484
Puhua Phase One	12,043,477	7,703,630
Puhua Phase Two	14,541,350	4,975,580

Projects Completed
JunJing II Phase One	-	193,138
JunJing II Phase Two	$-	$1,988,513
JunJing I	(828,763)	672,697
Gang Wan	-	39,698
Revenues from the sale of properties	$30,069,549	$15,573,256

The following table summarizes details of our most significant projects:

	Three Months Ended	Three Months Ended
Revenues by project:	June 30, 2012	June 30, 2011
US$
Project Under Construction
Puhua Phase One contract sales	$6,029,952	$4,952,039
Revenue	12,043,477	7,703,630
Total gross floor area (GFA) available for sale	137,046	139,400
GFA sold during the period	4,980	4,291
Remaining GFA available for sale	14,030	22,928
Percentage of completion	97.6%	65.1%
Percentage GFA sold during the period	3.6%	3.1%
Percentage GFA sold to date	90%	84%
Average sales price per GFA	$1,211	$1,154

Puhua Phase Two contract sales	15,973,143	5,686,955
Revenue	$14,541,350	$4,975,580
Total gross floor area (GFA) available for sale	261,104	263,191
GFA sold during the period	19,343	6,717
Remaining GFA available for sale	161,106	256,474
Percentage of completion	67.2%	40.0
Percentage GFA sold during the period	7.4%	2.6
Percentage GFA sold to date	38.3%	23.3
Average sales price per GFA	$825	$847

JunJing III contract sales	2,285,239
Revenue	4,313,484
Total gross floor area (GFA) available for sale	52,245
GFA sold during the period	1,857
Remaining GFA available for sale	2,277
Percentage of completion	82.8%
Percentage GFA sold during the period	3.6%
Percentage GFA sold to date	95.6%
Average sales price per GFA	1,231

Revenues from projects under construction

Puhua Phase One

Puhua Phase One consists of 7 garden houses, 2 mid-rise and 4 high-rise buildings with total expected revenues of approximately $124.1 million. During the second quarter of 2012, we were able to secure $6.0 million in contract sales. We also recognized approximately $12.0 million revenues based on the percentage of completion method.

Puhua Phase Two

Puhua Phase Two has expected revenues of approximately $246.7  million. During the second quarter of 2012, we were able to secure $16.0 million in contract sales. We also recognized approximately $14.5 million revenues based on the percentage of completion method during the second quarter of 2012.

JunJing III

JunJing III is located near our JunJing II project and the city expressway. It has an expected total GFA of about 52,245 square meters. The project will consist of three high rise buildings, each 28 to 30 stories high. The project is targeting middle to high income customers who require a high quality living environment and convenient transportation to the city center. We started construction during the fourth quarter of 2010 and pre-sales began during the fourth quarter of 2011. The total estimated revenue from this project is about $52 million. We also recognized approximately $4.3 million revenues based on the percentage of completion method during the second quarter of 2012.

Please note that the method of percentage of completion was utilized to recognize revenue from January 1, 2008. Only revenues for Puhua Phase One and Phase Two, JunJing II and JunJing III are recognized using this method.

Revenues from projects completed

The revenue from completed projects totaled $(828,763) for the three months ended June 30, 2012, compared to $2,894,046 during the same period of 2011. Revenue from completed projects was negative since customer exchanged its purchase of JunJing I units with JunJing III and Puhua units.

Other revenue

Other income includes property management fees, rental income, revenues from the disposal of fixed assets as well as government’s allowance for the equivalent cost of interest on the Company’s investments required to support infrastructure construction, continued river management and suburban planning for the entire Baqiao high-technology industrial park. We recognized $4,945,971 in other income for the three months ended June 30, 2012 compared with $4,678,936 in the same period of 2011. The increase can be explained by the following table, which summarizes the breakdown of the other income and the changes during the three months ended June 30, 2012 and 2011:

	For the three months ended
	June 30,	June 30,
	2012	2011
Interest income	$42,733	$46,305
Rental income	256,541	275,043
Income from property management services	1,096,752	977,093
Miscellaneous construction contracts	3,511,320	1,327,770
Gain on disposal of property and equipment	24,353	2,028,951
Miscellaneous income	14,272	23,774
Total	$4,945,971	$4,678,936

The increase in miscellaneous construction contracts was due to additional construction contract from Ankang project during the second quarter of 2012. The decrease in gain on disposal of property and equipment was due to the sale of part of a shopping mall from JunJing I that was classified as the Company’s property and equipment during the second quarter of 2011.

Cost of real estate sales

The cost of properties and land in the three months ended June 30, 2012 increased 75.8 percent to $23,115,905 compared with $13,150,640 in the same period of 2011. The increase was primarily a result of the increased sales in our current selling projects, including JunJing III and Puhua Phase One and Phase Two during the second quarter of 2012.

Gross profit and profit margin

Gross profit for the three months ended June 30, 2012 was $8,107,527, representing a 58.5 percent increase from $5,113,697 in the same period of 2011. The gross profit margin for the three months ended June 30, 2012 was 23.2 percent compared with 25.3 percent in the same period of 2011.The increased gross profit resulted from increased sales from the JunJing III and Puhua Phase One and Phase Two projects. The decrease in gross profit margin was due to exchange of commercial units in the JunJing I project with units in JunJing III and Puhua projects. Since the commercial units had higher gross margins, the exchange decreased our gross margin during the second quarter of 2012. The change of Junjing III estimated revenue and cost of sales also decreased the overall gross margin.

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) for the three months ended June 30, 2012 increased 19.1 percent to $3,956,069 from $3,321,725 in the same period of 2011. SG&A accounted for 11.3% of total revenue in the second quarter of 2012 compared to 16.4% for the same period in 2011. Such increase was primarily due to higher selling expense associated with increased sales revenue during the second quarter of 2012, and increased employee salary, which contributed to the higher administrative expenses.

Stock-based compensation

On June 13, 2011, the Company has granted options to acquire common stock of the Company to employees, officers and directors. The exercise price of the options is determined by the fair value of the common stock at the grant date.

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

The following table provides information with respect to stock option transactions:

	Number of Stock Options Outstanding	Weighted Average Exercise Price

December 31, 2011	1,227,755	$1.39
Granted	-	-
Expired	-	-
June 30, 2012	1,227,755	$1.39

The following summarizes the weighted-average information about the outstanding stock options as at June 30, 2012:

	Outstanding Stock Options
Exercise Price	Number	Average Remaining Contractual Life

$1.39	1,227,755	8.96 years

Compensation expense for stock options is recognized over the vesting period. During the three months ended June 30, 2012, compensation expense of $95,390 (June 30, 2011 - $17,820) was recognized in the unaudited interim condensed consolidated statements of income.

In addition, the Company also grants shares to various directors or executives for services provided. The common stock granted was valued based on the closing price of the shares on the grant date. The fair value of the shares was recognized as stock-based compensation in the unaudited interim condensed consolidated statements of income. During the three months ended June 30, 2012, the Company recorded $594,660 on such stock-based compensation. No such shares were granted during the three months ended June 30, 2011.

Other expenses

Other expenses mainly consist of late delivery settlements and maintenance costs. Other expenses in the three months ended June 30, 2012was $58,455 compared with $348,901 in the same period of 2011.

Operating profit and operating profit margin

Operating profit is defined as gross profit minus operating expenses but before change in fair value of derivatives and income taxes. Operating profit in the three months ended June 30, 2012 was $3,060,272 compared with $852,978 in the same period of 2011, primarily due to the increased revenues in the second quarter of 2012. The operating profit margin increased to 8.7 percent for the second quarter of 2012 compared with 4.2 percent for the same period of 2011. The increase in operating profit margin resulted from increased revenues, while we had higher level SG&A expenses and interest expenses in the three months ended on June 30, 2012 compared with the same period of 2011.

Financing expense

Financing expense in the three months ended June 30, 2012 decreased 72.5 percent to $100,676 from $365,460 in the same period of 2011. The decrease is primarily due to reducion in bank processing fees.

Change in fair value of embedded derivative

The embedded derivative is related to the Company’s $20 million convertible debt offering completed in January 2008. The change in the fair value of embedded derivatives was a periodic adjustment to the estimated cost to the Company thatwas provided by the Cox-Ross-Rubinstein Binomial Lattice valuation model (the “CRR model”)

The CRR model depends on the following assumptions: the Company’s common stock price underlying the warrants; strike price; conversion price; expected life; expected volatility; risk free interest rate; and dividend rate.

The company recorded a gain of $150,181 in the change in fair value of embedded derivatives in the three months ended June 30, 2012 compared with a gain of $409,478 in the same period of 2011. The change in fair value of embedded derivatives during the second quarter of 2012 was mainly due to shortened expected life of embedded derivatives.

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

In addition, the Company was required to estimate the fair value of its remaining warrants outstanding and adjust the value as appropriate, and it chose to use the CRR model to estimate their fair value.

The change in fair value of warrants was a gain of $3,554 in the three months ended June 30, 2012, compared to a gain of $263,623 during the same period of 2011, which consisted of the periodic adjustment to the estimated cost to the company to provide the common shares, assuming that all of the warrants will be exercised sometime in the future. The basis for estimating the cost to provide the common shares was provided by the valuation model. The CRR model depends on the following assumptions: the Company’s common stock price underlying the warrants; strike price; expected life; expected volatility; risk free interest rate; and dividend rate. The change in fair value of warrants during the second quarter of 2012 was mainly due to shortened expected life of warrants.

Provision for income taxes

The $1,372,027 provision for income taxes for the three months ended June 30, 2012 increased from $985,101 for the three months ended June 30, 2011 due to the increase in income from business operations.

Net income

Net income for the three months ended June 30, 2012 increased 231.7 percent to $1,906,748 compared to $574,900 in the same period of 2011. The increase in net income was mainly due to increased total revenue.

Basic and diluted earnings per share

Basic earnings per share was $0.05 in the three months ended June 30, 2012, compared to $0.02 in the same period of 2011. Diluted earnings per share was $0.05 in the three months ended June 30, 2012, compared to $0.01 in the same period of 2011. The number of shares outstanding did not change significantly from year to year. Earnings available for distribution increased to $1.9 million in the second quarter of 2012 from $0.6 million in the second quarter of 2011.

Common shares used to calculate basic and diluted EPS

The weighted average shares outstanding used to calculate basic earnings per share was 34,914,731 shares in the three months ended June 30, 2012 and 35,078,639 shares in the same period of 2011. The weighted average shares outstanding used to calculate the diluted earnings per share was 31,914,731 shares in the three months ended June 30, 2012 and 36,694,348 shares in the same period of 2011.

Foreign exchange

The company operates in China and the functional currency is Chinese Renminbi (RMB) but the reporting currency is the U.S. dollar, based on the exchange rate of the two currencies. The fluctuation of exchange rates during the three months ended June 30, 2012 and the same period of 2011, when translating the operating results and financial positions at different exchange rates created the accrued gain (loss) on foreign exchange. The loss on foreign exchange in the three months ended June 30, 2012 was $1,763,412, compared with a gain of $1,721,118 in the same period of 2011.

Six Months Ended June 30, 2012 Compared With Six Months Ended June 30, 2011

Revenues

Our revenues are mainly derived from the sale of residential and commercial units and buildings, infrastructure work we perform for the local government and land development projects in the Baqiao area.

In the six months ended June 30, 2012, most of our revenues came from JunJing III, PuhuaPhase One and Puhua Phase Two projects.

	6 months	6 months
	ended	ended
Revenues by project:	June 30, 2012	June30, 2011
US dollars
Project Under Construction
JunJing III	$14,942,587	$-
PuhuaPhase One	16,821,628	12,923,359
PuhuaPhase Two	16,312,147	13,404,060

Projects Completed
JunJing II Phase Two	-	6,163,029
JunJing II Phase One	3,256,293	1,273,773
JunJing I	(828,763)	672,697
24G	-	695,439
Gang Wan	-	97,716
Revenues from the sale of properties	$50,503,892	$35,230,073

Revenues from the sale of properties

The following table summarizes details of our most significant projects:

	6 Months Ended	6 Months Ended
Revenues by project:	June 30, 2012	June 30, 2011
US$
Project Under Construction
Puhua Phase One contract sales	$7,275,297	$10,102,606
Revenue	16,821,628	12,923,359
Total gross floor area (GFA) available for sale	137,046	139,400
GFA sold during the period	6,374	7,956
Remaining GFA available for sale	14,030	22,928
Percentage of completion	97.6%	65.1%
Percentage GFA sold during the period	4.7%	5.7%
Percentage GFA sold to date	90%	84%
Average sales price per GFA	$1,141	$1,270

Puhua Phase Two contract sales	18,321,356	24,454,216
Revenue	$16,312,146	$13,404,060
Total gross floor area (GFA) available for sale	260,810	263,191
GFA sold during the period	22,021	28,701
Remaining GFA available for sale	161,106	256,474
Percentage of completion	67.2%	40.0%
Percentage GFA sold during the period	8.4%	10.9%
Percentage GFA sold to date	38.3%	23.3%
Average sales price per GFA	$832	$852

JunJing III contract sales	15,528,095
Revenue	14,942,587
Total gross floor area (GFA) available for sale	52,245
GFA sold during the period	16,055
Remaining GFA available for sale	2,277
Percentage of completion	82.8%
Percentage GFA sold during the period	30.7%
Percentage GFA sold to date	95.6%
Average sales price per GFA	967

Revenues from projects under construction

Puhua Phase One and Phase Two

Puhua Phase One consists of 7 garden houses, 2 mid-rises and 4 high-rises buildings with total expected revenues of approximately $126.8 million. Puhua Phase Two consists of 11 mid-rises and high-rises. The pre-sale of Phase One began in the fourth quarter of 2010 and we were able to secure $7.3 million in contract sales for the 6 months ended June 30, 2012. We recognized approximately $16.8 million for the six months ended June 30, 2012. For Phase Two we were able to secure $18.3 million in contract sales for the six months ended June 30, 2012. We also recognized approximately $16.3 million in revenues based on the percentage of completion method during the six months ended June 30, 2012.

JunJing III

JunJing III is located near our JunJing II project and the city expressway. It has an expected total GFA of about 52,245 square meters. The project will consist of three high rise buildings, each 28 to 30 stories high. The project is targeting middle to high income customers who require a high quality living environment and convenient transportation to the city center. We started construction during the fourth quarter of 2010 and pre-sales began during the fourth quarter of 2011. The total estimated revenue from this project is about $51 million. We have recognized $14.9 million out of $15.5 million in contract sales during the six months ended June 30, 2012.

Revenues from projects completed

The revenue from completed projects totaled $2,427,530 for the six months ended June 30, 2012, compared to $7,436,702 during the same period of 2011. Due to its completion, JunJing II Phase Two was reclassified to completed projects during the second quarter of fiscal 2011.

Other revenue

Other income includes property management fees, rental income, revenues from the disposal of fixed assets as well as government’s allowance for the equivalent cost of interest on the Company’s investments required to support infrastructure construction, continued river management and suburban planning for the entire Baqiao high-technology industrial park. We recognized $8,013,399 in other income for the six months ended June 30, 2012 compared with $7,579,815 in the same period of 2011. The 5.7 percent increase can be explained by the following table which summarizes the breakdown of the other income and their changes during the six months ended June 30, 2012 and 2011:

	For the six months ended
	June 30,	June 30,
	2012	2011
Interest income	$92,375	$85,131
Rental income	619,917	862,320
Income from property management services	2,053,571	1,792,275
External construction contracts	5,129,737	2,763,194
Gain on disposal of property and equipment	32,554	2,037,103
Miscellaneous income	85,245	39,792
Total	$8,013,399	$7,579,815

The increase in external construction contracts was due to additional construction contract from Ankang project during the six months ended June 30, 2012. The decrease in gain on disposal of property and equipment was due to the sale of part of a shopping mall from JunJing I project that was classified as property and equipment during the six months ended June 30, 2011.

Cost of real estate sales

The cost of properties and land in the six months ended June 30, 2012increased 34.4 percent to $37,348,769 compared with $27,789,214 in the same period of 2011. The increase was primarily a result of increased sales volume during the period, as we had more projects on sale during the six months ended June 30, 2012, including JunJing III, Puhua Phase One and Phase Two, and the increase in percentage of completion in these projects.

Gross profit and profit margin

Gross profit for the six months ended June 30, 2012 was $15,136,564, representing an increase of 39.7 percent from $10,836,250 in the same period of 2011. The gross profit margin for the six months ended June 30, 2012 was 25.9 percent compared with 25.3 percent in the same period of 2011. The increase in gross profit margin was mainly due to increased average selling price from JunJing III project.

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) for the six months ended June 30, 2012 increased 3.3 percent to $6,979,754 from $6,754,441 in the same period of 2011. SG&A accounted for 11.9 percent of total revenue for the six months ended June 30, 2012 compared to 15.8 percent for the same period in 2011. Such increase was primarily due to higher selling expense associated with higher sales revenues during the second quarter of 2012 and increased employee salary, which contributed to the increased administrative expenses.

Stock-based compensation

On June 13, 2011, the Company has granted options to acquire common stock of the Company to employees, officers and directors. The exercise price of the options is determined by the fair value of the common stock on the grant date.

Options expire on the earlier of ten years from the issue date, subject to earlier termination resulting from an optionee’s death or departure from the Company or change of control. Unless otherwise determined by the Board of Directors, options granted vest to 30%, 30% and 40% on each of the first, second and third anniversary dates of the option grants, respectively. The vesting is also subject to certain performance conditions on each vesting date.

The following table provides information with respect to stock option transactions:

	Number of Stock Options Outstanding	Weighted Average Exercise Price

December 31, 2011	1,227,755	$1.39
Granted	-	-
Expired	-	-
June 30, 2012	1,227,755	$1.39

The following summarizes the weighted-average information about the outstanding stock options as at June 30, 2012:

	Outstanding Stock Options
Exercise Price	Number	Average Remaining Contractual Life

$1.39	1,227,755	8.96 years

Compensation expense for stock options is recognized over the vesting period. During the six months ended June 30, 2012, compensation expense of $190,780 (June 30, 2011 - $17,820) was recognized in the unaudited interim condensed consolidated statements of income.

In addition, the Company also grants shares to various directors or executives for services provided. The common stock granted was valued based on the closing price of the shares on the grant date. The fair value of the shares was recognized as stock-based compensation in the unaudited interim condensed consolidated statements of income. During the six months ended June 30, 2012, the Company recorded $611,857 on such stock-based compensation. No such shares were granted during the six months ended June 30, 2011.

Other expenses

Other expenses consist mainly of late delivery settlements and maintenance costs. Other expenses in the six months ended June 30, 2012 decreased to $64,888 compared with $390,478 in the same period of 2011.

Operating profit and operating profit margin

Operating profit is defined as gross profit minus operating expenses but before change in fair value of derivatives and income taxes. Operating profit in the six months ended June 30, 2012 was $6,473,827 compared with $2,167,099 operating profit in the same period of 2011, primarily due to the increased revenue during the six months ended June 30, 2012. The operating profit margin was 11.1 percent for the six months ended June 30, 2012 compared with 5.1 percent for the same period of 2011, primarily due to increased sales revenue.

Financing expense

Financing expense in the six months ended June 30, 2012 decreased 65.6 percent to $330,948 from $962,608 in the same period of 2011. This decrease was primarily due to reduction in bank processing fees.

Change in fair value of embedded derivative

The embedded derivative is related to the Company’s $20 million convertible debt offering completed in January 2008. The change in the fair value of embedded derivatives was a periodic adjustment to the estimated cost to the Company, which was provided by the Cox-Ross-Rubinstein Binomial Lattice valuation model (the “CRR model”).

The CRR model depends on the following assumptions: the Company’s common stock price underlying the warrants; strike price; conversion price; expected life; expected volatility; risk free interest rate; and dividend rate.

The company recorded a gain of $221,284 in the change in fair value of embedded derivatives in the six months ended June 30, 2012 compared with a gain of $1,462,232 in the same period of 2011. The change in the fair value of embedded derivatives during the six months ended June 30, 2012 was mainly due to shortened expected life of embedded derivatives.

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

In addition, the Company was required to estimate the fair value of its remaining warrants outstanding and adjust the value as appropriate, and it chose to use the CRR to estimate their fair value.

The change in fair value of warrants was a gain of $3,186 in the six months ended June 30, 2012, compared to a gain of $1,114,274 during the same period of 2011, which consisted of the periodic adjustment to the estimated cost to the company to provide the common shares, assuming that all of the warrants will be exercised sometime in the future. The basis for estimating the cost to provide the common shares was provided by the valuation model. The CRR model depends on the following assumptions: the Company’s common stock price underlying the warrants; strike price; expected life; expected volatility; risk free interest rate; and dividend rate. The change in fair value of warrants during the six months ended June 30, 2012  was mainly due to shortened expected life of warrants.

Provision of income taxes

The income tax increased to $2,341,512 for the six months ended June 30, 2012 from $1,771,590 for the six months ended June 30, 2011 is due to the increase of income from business operations.

Net income

Net income for the six months ended June 30, 2012 increased 35.8 percent to $4,142,161 compared to $3,043,983 in the same period of 2011. The increase in net income was mainly due to increased total revenue, and decreased SG&A as a percentage of total revenue, as well as increase in net margin.

The periodic revaluation of derivatives and warrants also contributed approximately $0.2 million during the period mainly due to the change of our common stock price and shortened expected life of the warrants.

Basic and diluted earnings per share

Basic earnings per share was $0.12 in the six months ended June 30, 2012, compared to $0.09 in the same period of 2011. Diluted earnings per share was $0.12 in the six months ended June 30, 2012, compared to $0.05 in the same period of 2011. The number of shares outstanding did not change significantly from year to year. Earnings available for distribution increased from $3.0 million for the 6 months ended June 30, 2011 to $4.1 million in the same period 2012.

Common shares used to calculate basic and diluted EPS

The weighted average shares outstanding used to calculate basic earnings per share was 34,822,496 shares in the six months ended June 30, 2012 and 34,485,897 shares in the same period of 2011. The weighted average shares outstanding used to calculate the diluted earnings per share was 34,822,496 shares in the six months ended June 30, 2012 and 36,101,606 shares in the same period of 2011.

Foreign exchange

The company operates in China and the functional currency is Chinese Renminbi (RMB) but the reporting currency is the U.S. dollar, based on the exchange rate of the two currencies. The fluctuation of exchange rates during the six months ended June 30, 2012 and the same period of 2011, when translating the operating results and financial positions at different exchange rates, created the accrued gain (loss) on foreign exchange. The loss on foreign exchange in the six months ended June 30, 2011 was $1,869,825, compared with a gain of $3,083,989 in the same period of 2011.

Cash flow discussion

There was a net cash outflow of $9,500,173 during the six months ended June 30, 2012 compared with a $24,270,216 cash inflow during the same period of 2011.

Operating activity cash outflow was $33,278,369 in the six months ended June 30, 2012, compared with operating cash inflow of $6,442,484 in the same period of 2011 due to the increase of real estate held for development or sale.

There was a cash inflow of $18,190,577 for investing activities for the six months ended June 30, 2012, compared with investing cash outflow of $3,289,424 for the same period of 2011, due to the change in restricted cash.

There was a cash inflow of $5,587,619 for financing activities for the six months ended June 30, 2012 compared with $21,117,156 of financing cash inflow in the same period of 2011 due to the increase in repayment of bank loans as compared to prior year.

Debt leverage

Total debt consists of loans from employees, loans payable, convertible debt and mandatorily redeemable non-controlling interests.

Total debt outstanding as of June 30, 2012 was $201.2 million compared with $192.4 million on December 31, 2011. Net debt outstanding (total debt less cash) as of June 30, 2012 was $105.0 million compared with $64.7 million on December 31, 2011. The company’s net debt as a percentage of total capital (net debt plus shareholders’ equity) was 44.3 percent on June 30, 2012 and 33.4 percent on December 31, 2011 which mainly resulted from additional bank borrowings and employee loans.

Liquidity and capital resources

Our principal liquidity demands are based on the development of new properties, property acquisitions, and general corporate purposes. As of June 30, 2012, we had $12,394,253 of cash and cash equivalents, compared to $22,014,953 as of December 31, 2011, a decrease of $9,620,700. Along with progress in projects, we can use the internally generated cash flow to fund daily operations.

The Company leases various premises. These lease agreements expire between 2013 and 2020.

Additionally, the Company had various commitments related to land use right acquisition with unpaid balances of approximately $19.8 million. The balances are not due until the vendor removes the existing building from the land and changes the zoning status of the land use right certificate. Based on the current condition, the Company estimates that the balances will be paid in one year.

All future payments required under the various agreements are summarized below:

	Payment due by period
Commitments and Contingencies	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	After 5 years
Operating leases	$8,033,308	$1,363,244	$1,218,955	$1,205,838	$1,205,838	$1,205,838	$1,833,595
Finance consulting	6,990,923	1,766,095	2,455,533	2,455,533	313,762	-	-
Land use rights	18,526,680	18,526,680	-	-	-	-	-
Total	$33,550,911	$21,656,019	$3,674,488	$3,661,371	$1,519,600	$1,205,838	$1,833,595

Financial obligations

As of June 30, 2012, we had total bank loans of $149,015,279 with a weighted average interest rate of 6.08%, compared with bank loans of $ 148,402,690 as of December 31, 2011, with a weighted average interest rate of 6.7%.

Our mortgage debt (total bank loans) is secured by the assets of the Company.

Loans payable

Bank loans represent amounts due to various banks. These loans generally can be renewed with the banks when they expire. Bank loans as of June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
Xi’an Rural Credit Union Zao Yuan Rd. Branch
Originally due July 2, 2011, renewed on June 27, 2011 and extended to July 1, 2012, annual interest is at 8.856%, secured by the Company’s Jun Jing Yuan I building No. 12, HanYuan and guaranteed by the Company’s President, President’s spouse, CEO, Tsining’s former general manager and his spouse. This amount was fully repaid in July 2012.	$2,518,495	$2,542,143

Xinhua Trust Investments Ltd.
Due February 10, 2012, annual interest is at 10%, secured by the 24G project. This loan was fully repaid in February, 2012. This amount was fully repaid on July 5, 2012.	-	23,832,600

Bank of Xi’an
Annual interest is fixed at 130% of People’s Bank of China prime rate at the time of borrowing (or 8.528%), secured by the Company’s JunJing building No.12. The loan expires on August 29, 2012.	1,101,842	2,224,376

Bank of Beijing, Xi’an Branch
Due December 10, 2012 and subject to certain repayment requirements based on percentage of sales contract signed over total estimated sales amount of PuHua Phase I, annual interest is at the prime rate of People’s Bank of China (or 6.65%). The Company has restricted cash of $15,786,423 deposited with Bank of Beijing as collateral.	15,740,595	15,888,400
Due November 30, 2014 and subject to certain repayment requirements based on percentage of sales contract signed over total estimated sales amount of PuHua Phase II, annual interest is at the 130% of People’s Bank of China prime rate (or 8.65%). The loan is secured by Puhua project’s land use rights and construction in progress. The repayment schedule is as follows: November 30, 2012 – $1,574,059 (RMB 10 million); May 30, 2013 - $9,444,357 (RMB 60 million); November 30, 2013 - $9,444,357 (RMB 60 million); May 30, 2014 - $4,722,178 (RMB 30 million); November 30, 2014 - $4,722,178 (RMB 30 million).	29,907,130	11,121,880

Tianjin Cube Equity Investment Fund Partnership
Originally due on January 27, 2012 and extended to July 27, 2012, annual interest is 9.6%, secured by JunJing II Commercial Units, JunJing I Residential units and part of Company’s Park Plaza project as temporary collaterals, 100% ownership of Xi’an Tsinging Housing Development Co. Ltd.’s shares, corporate guarantee from Xinxing Construction, Newland, Xinxing Property, Wayfast, the Company, personal guarantee from the President of the Company and current and future accounts receivable from Park Plaza project. The temporary collaterals can be replaced with the land use rights and construction in progress of the Park Plaza project once the Company obtained the land use rights for this project and approval from the lender. The land use rights have been obtained during the quarter. The balance was fully repaid in July and August 2012.	25,184,952	31,776,800

JP Morgan
Originally due on March 13, 2011 and extended to November 12, 2012, annual interest is at 1.97%, secured by $35,258,933 of restricted cash.	30,016,491	30,016,491

Bank of China, Macau Branch
Due December 16, 2013, annual interest is based on 3-month London Interbank Offered Rate (“LIBOR”) rate plus 3.6%. The 3-month LIBOR rate at June 30, 2012 was 0.466%, secured by $31,481,190 of restricted cash.	31,000,000	31,000,000

Construction Bank of China
Due on March 6, 2015 and subject to certain repayment requirements based on percentage of sales contract signed over total estimated sales amount of JunJing III. Annual interest is 101% of People’s Bank of China prime rate (or 6.72%). The loan is secured by JunJing III’s construction in progress and land use rights. The repayment schedule is as follows: March 2013 - $1,574,059 (RMB10 million); August 2013 - $2,361,089 (RMB 15 million); March 2014 - $2,361,089 (RMB 15 million); August 2014 - $787,030 (RMB 5 million); March 2015 – 787,030 (RMB 5 million).	7,870,297	-

Third party vendor
Due August 8, 2012, renewed subsequently and extended to August 8, 2013, non-interest bearing and unsecured.	2,055,140	-

Xi’an Xinxing Days Hotel & Suites Co., Ltd. (“Days Hotel”)
Unsecured, due September 29, 2012. Annual interest is 20%	1,574,060	-
Unsecured, due December 31, 2012. Annual interest rate is 15%	2,046,277	-
Total	$149,015,279	$148,402,690

Except the loans from JP Morgan and Bank of China, Macau Branch, which were drawn to repay mandatorily redeemable non-controlling interests in subsidiaries, all other loans were drawn to finance construction projects.

The majority of interest incurred was capitalized and allocated to various real estate construction projects.

The bank loans payable balances were secured by certain of the Company’s real estate held for development or sale with a carrying value of $95,491,944 at June 30, 2012 (December 31, 2011 - $55,777,318), certain buildings and income producing properties and improvements with a carrying value of $20,117,731 at June 30, 2012 (December 31, 2011 - $20,022,475), certain land use rights with a carrying value of $32,427,963 (December 31, 2011 - $3,371,814). The weighted average interest rate on loans payable as at June 30, 2011 was 6.08% (December 31, 2011 – 6.7%).

Loans from Bank of Beijing and Construction Bank of China are also subject to certain repayment terms based on certain percentage of sales contract signed over total estimated sales amount in certain projects under development. Based on these repayment terms, Bank of Beijing can demand repayment of $15,740,595 (RMB100,000,000) and Construction Bank of China can demand repayment of $4,092,555 (RMB 26,000,000) as at June 30, 2012. The banks have not demanded repayments based on these clauses.

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

We intend to meet our liquidity requirements, including capital expenditures related to the purchase of land for the development of our future projects, and repayment of bank loans, through cash flow provided by operations and additional funds raised by future financings. Upon acquiring land for future developments, we intend to raise funds to develop our projects by obtaining mortgage financing mainly from local banking institutions with which we have done business in the past. We believe that our relationships with these banks are in good standing and that our real estate will secure the loans needed. We believe that adequate cash flow will be available to fund our operations.

Subsequent to the period end, the Company borrowed a $23,610,892 (RMB 150 million) loan from a limited partnership, in which an executive partner is the spouse of one of the Company’s executive officers. The loan bears a fix annual interest rate of 9.6%. The repayment schedule is as follows: June 1, 2013 – $1,574,059 (RMB 10 million); December 1, 2013 - $1,574,059 (RMB 10 million); June 1, 2014 – $1,574,059 (RMB 10 million); August 7, 2014 - $18,888,713 (RMB 120 million).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to the following market risks, including but not limited to:

General Real Estate Risk

There is a risk that the Company’s property values could go down due to general economic conditions, a weak market for real estate generally, or changing supply and demand. The Company’s property held for sale value, approximately $217.2 million at the end of June 30, 2012, may change due to market fluctuations. Currently, it is valued at our cost which is significantly below the market value.

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

(b)     Changes in Internal Control over Financial Reporting.

During the quarter ended June 30, 2012, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.Risk Factors.

We have no material changes to the risk factors previously disclosed in our Form 10-K, as amended, for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safely Disclosures

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

China Housing & Land Development, Inc.

August14, 2012	By:	/s/ Xiaohong Feng
Xiaohong Feng
Chief Executive Officer
(Principal Executive Officer)

August14, 2012	By:	/s/ Cangsang Huang
Cangsang Huang
Chief Financial Officer
(Principal Financial and Accounting Officer)

