Form 10-Q
period 2012-09-30
China Housing & Land Development, Inc.
filed 2012-11-14
CIK 1303330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐ Accelerated filer☐ Non-accelerated filer☐ Smaller reporting company

                                                                                                                                 (Do not check if a smaller

                                                                                                                                                     reporting company☒)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

The number of shares of Common Stock outstanding on November 14, 2012 was 35,086,599 shares.

Except as otherwise indicated by the context, references in this Form 10-Q to:

“CHLN,” the “Company,”“we,”“our,” or “us” are references to China Housing & Land Development, Inc.

“U.S. Dollar,”“$”and “US$”mean the legal currency of the United States of America.

“RMB” means Renminbi, the legal currency of China.

“China” or the “PRC” are references to the People’s Republic of China.

“U.S.” is a reference to the United States of America.

“SEC” is a reference to the Securities & Exchange Commission of the United States of America.

“GFA” means gross floor area.

CHINA HOUSING & LAND DEVELOPMENT, INC.

Index

		Page Number

PART I	FINANCIAL INFORMATION	1

Item 1.	Financial Statements	1

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

PART II.	OTHER INFORMATION	38

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Mining Safely Disclosures	38

Item 5.	Other Information	38

Item 6.	Exhibits	39

SIGNATURES

EX-31.1	(Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-31.2	(Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-32.1	(Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

EX-32.2	(Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Interim Condensed Consolidated Balance Sheets

As of September 30, 2012 and December 31, 2011

(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$9,945,932	$22,014,953
Cash - restricted	84,810,432	105,720,400
Accounts receivable, net of allowance for doubtful accounts of $572,685 and $571,857, respectively	15,338,313	20,253,706
Other receivables, prepaid expenses and other assets, net	4,560,501	1,483,758
Real estate held for development or sale	227,267,782	163,482,316
Property and equipment, net	38,007,612	33,018,990
Advance to suppliers	2,500,544	889,965
Deposits on land use rights	42,375,958	65,286,137
Intangible assets, net	54,062,887	54,148,953
Goodwill	1,897,526	1,894,782
Deferred tax asset	-	308,248
Deferred financing costs	272,310	253,569
Total assets	$481,039,797	$468,755,777

LIABILITIES
Accounts payable	$44,364,975	$44,275,965
Advances from customers	51,804,582	57,541,251
Accrued expenses	11,973,368	8,380,041
Income and other taxes payable	16,885,902	14,386,133
Other payables	7,753,735	7,474,035
Loans from employees	19,911,533	14,887,431
Loans payable	142,332,730	148,402,690
Deferred tax liability	14,465,340	14,861,462
Warrants liability	-	4,162
Fair value of embedded derivatives	-	330,629
Convertible debt	9,893,765	9,165,591
Mandatorily redeemable non-controlling interests in Subsidiaries	26,183,964	19,935,482
Total liabilities	345,569,894	339,644,872

SHAREHOLDERS’EQUITY
Common stock: $.001 par value, authorized 100,000,000 shares
Issued 35,438,079 and 35,078,639, respectively	35,438	35,079
Additional paid in capital	49,870,733	48,961,658
Treasury stock at cost 351,480 shares and 337,800 shares, respectively	(434,240)	(420,098)
Statutory reserves	7,857,612	7,857,612
Retained earnings	55,585,254	50,555,460
Accumulated other comprehensive income	22,555,106	22,121,194
Total shareholders’ equity	135,469,903	129,110,905

Total liabilities and shareholders’ equity	$481,039,797	$468,755,777

 The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Interim Condensed Consolidated Statements of Income

For The Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	3 Months	3 Months	9 Months	9 Months
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
REVENUES
Real estate sales	$24,119,326	$26,711,856	$74,623,218	$61,941,929
Other income	4,798,239	5,387,137	12,811,638	12,966,952
Total revenues	28,917,565	32,098,993	87,434,856	74,908,881

COST OF SALES
Cost of real estate sales	19,231,940	18,829,374	56,580,709	46,618,588
Cost of other revenue	4,134,356	3,743,196	10,166,314	7,927,620
Total cost of revenues	23,366,296	22,572,570	66,747,023	54,546,208

Gross margin	5,551,269	9,526,423	20,687,833	20,362,673

OPERATING EXPENSES
Selling, general, and administrative expenses	3,717,423	2,913,008	10,697,177	9,667,449
Stock-based compensation	96,438	96,438	909,434	114,258
Other (income) expenses	(22,503)	54,267	42,385	444,745
Interest expense	63,764	148,739	394,712	1,111,347
Accretion expense on convertible debt	254,023	217,391	728,174	761,195
Total operating expenses	4,109,145	3,429,843	12,771,882	12,098,994

CHANGES IN FAIR VALUE OF DERIVATIVES
Change in fair value of embedded derivatives	(109,344)	(60,705)	(330,628)	(1,522,937)
Change in fair value of warrants	(976)	58,937	(4,162)	(1,055,337)
Total changes in fair value of derivatives	(110,320)	(1,768)	(334,790)	(2,578,274)

Income before provision for income taxes	1,552,444	6,098,348	8,250,741	10,841,953

Provision for income taxes	975,645	1,758,024	3,317,157	3,529,614
Recovery of deferred income taxes	(310,834)	(62,542)	(96,210)	(134,510)

NET INCOME	$887,633	$4,402,866	$5,029,794	$7,446,849

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	35,086,599	35,071,915	34,911,173	34,683,383

Diluted	35,086,599	36,687,624	34,911,173	36,299,092

NET INCOME PER SHARE
Basic	0.03	0.13	0.14	0.21

Diluted	0.03	0.12	0.14	0.18

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

 Interim Condensed Consolidated Statements of Comprehensive Income

For The Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	3 Months	3 Months	9 Months	9 Months
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011

NET INCOME	$887,633	$4,402,866	$5,029,794	$7,446,849

OTHER COMPREHENSIVE INCOME
Gain in foreign exchange	2,303,737	2,107,334	433,912	5,191,323

COMPREHENSIVE INCOME	$3,191,370	$6,510,200	$5,463,706	$12,638,172

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARIES

Interim Condensed Consolidated Statements of Cash Flows

For The Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	September 30,	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income for the period	$5,029,794	$7,446,849
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Bad debt recovery	-	(106)
Depreciation	1,559,229	1,458,231
Stock-based compensation	909,434	114,258
Gain on disposal of property and equipment	(70,097)	(2,132,235)
Amortization of deferred financing costs	117,155	115,873
Amortization of intangible assets	163,290	159,086
Provision for (recovery of)deferred income taxes	(96,210)	(134,510)
Change in fair value of embedded derivatives	(330,628)	(1,522,937)
Change in fair value of warrants	(4,162)	(1,055,337)
Accretion expense on convertible debt	728,174	761,195
(Increase) decrease in assets:
Accounts receivable	4,900,721	(4,275,924)
Other receivable and prepaid expense	(2,877,068)	3,459,908
Real estate held for development or sale	(63,434,967)	(39,459,829)
Advances to suppliers	(1,611,109)	426,003
Refund on land use rights, net	22,754,848	13,713,982

Increase (decrease) in liabilities:
Accounts payable	(17,485)	6,126,563
Advances from customers	(5,795,705)	15,072,522
Accrued expense	9,816,101	10,714,452
Other payables	265,942	149,623
Income and other taxes payable	2,172,184)	(1,854,156)
Net cash(used in) provided by operating activities	(25,820,559)	9,283,511

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	20,968,025	(4,591,006)
Purchase of property and equipment	(7,995,987)	(3,342,218)
Proceeds from sale of property and equipment	63,476	3,097,231
Net cash provided by (used in) investing activities	13,035,514	(4,835,993)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from banks	30,111,889	35,075,203
Loans from external parties	34,367,627	-
Payments on loans payable	(68,685,407)	(15,364,215)
Loans from or repayment to employees, net	4,963,786	3,062,757
Repayment of payables for acquisition of businesses	-	(2,373,232)
Purchase of treasury stock	(14,142)	(167,357)
Net cash provided by financing activities	743,753	20,233,156

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,041,292)	24,680,674

Effects on foreign currency exchange	(27,729)	2,513,288

CASH AND CASH EQUIVALENTS, beginning of period	22,014,953	46,904,161

CASH AND CASH EQUIVALENTS, end of period	$9,945,932	$74,098,123

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Interim Condensed Consolidated Statements of Shareholders’ Equity

As of September 30, 2012 and December 31, 2011

(Unaudited)

	Common stock		Treasury	Paid in	Statutory	Retained	Accumulated comprehensive
	Shares	Par Value	stock	capital	reserves	earnings	income	Totals
BALANCE, December 31, 2011	35,078,639	$35,079	$(420,098)	$48,961,658	$7,857,612	$50,555,460	$22,121,194	$129,110,905
Stock-based compensation	-	-	-	95,390	-	-	-	95,390
Common stock issued for directors’ compensation	19,440	19	-	27,197	-	-	-	27,216
Treasury Stock	-	-	(14,142)	-	-	-	-	(14,142)
Net income	-	-	-	-	-	2,235,413	-	2,235,413
Foreign currency translation adjustment	-	-	-	-	-	-	(106,413)	(106,413)
BALANCE, March 31, 2012	35,098,079	35,098	(434,240)	49,084,245	7,857,612	52,790,873	22,014,781	131,348,369
Stock-based compensation	-	-	-	95,390	-	-	-	95,390
Common stock issued for managements’ compensation	340,000	340	-	594,660	-	-	-	595,000
Net income	-	-	-	-	-	1,906,748	-	1,906,748
Foreign currency translation adjustment	-	-	-	-	-	-	(1,763,412)	(1,763,412)
BALANCE, June 30, 2012	35,438,079	35,438	(434,240)	49,774,295	7,857,612	54,697,621	20,251,369	132,182,095
Stock-based compensation	-	-	-	96,438	-	-	-	96,438
Net income	-	-	-	-	-	887,633	-	887,633
Foreign currency translation adjustment	-	-	-	-	-	.	2,303,737	2,303,737
BALANCE, September 30, 2012	35,438,079	$35,438	$(434,240)	$49,870,733	$7,857,612	$55,585,254	$22,555,106	$135,469,903

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2012 and 2011 and December 31, 2011

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

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair statement of the Company’s unaudited interim condensed consolidated balance sheets as at September 30, 2012 and the Company’s unaudited interim condensed consolidated statements of income, and comprehensive income for the three and nine months ended September 30, 2012 and 2011 and the Company’s unaudited interim condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011. These adjustments consist of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

Accounting Principles Recently Adopted

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-04 “Fair Value Measurement (Topic 820)”. The purpose of these amendments is to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments in this update change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments include the following: (1) those that clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements (2) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU No. 2011-04 is effective for the Company on January 1, 2012. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

In August 2012, the FASB issued ASU No. 2012-03, “Technical Amendments and Corrections to SEC Sections – Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114. Technical Amendments Pursuant to SEC Release No. 33-9230, and Corrections Related to FASB Accounting Standards Update 2010-22, which amends various SEC paragraphs pursuant to the issuance of SAB No. 114. This ASU became effective on issuance, and the adoption of the ASU had no impact on the Company’s financial position or results of operations.

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

On October 2012, the FASB issued ASU No. 2012-04, Technical Amendments and Corrections. The updates to current guidance make the codification easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarification. ASU No. 2012-04 is effective for fiscal periods beginning after December 15, 2012. The adoption of ASU No. 2012-04 is not expected to have a material effect on the Company’s consolidated financial statements.

Foreign exchange rates used:

	September30, 2012	December 31, 2011	September 30, 2011
Period end RMB/U.S. Dollar exchange rate	6.2848	6.2939	6.3780
Average RMB/U.S. Dollar exchange rate	6.3503	6.4633	6.4165

Note 2 – Mandatorily Redeemable Preferred Stock and Non-controlling Interest

The Company recorded accretion cost on the mandatorily redeemable non-controlling interest using the effective interest method based on an effective interest rate of 45%. The related accretion cost incurred for the three and nine months ended September 30, 2012 were $2,319,688 and $6,315,569, respectively (September 30, 2011 - $4,056,699 and $10,989,764) and was capitalized in real estate construction in progress.

Mandatory Redeemable Non-controlling Interests in Subsidiaries
Mandatory redeemable non-controlling interests in subsidiaries at December 31, 2011	$19,935,482
Capitalized accretion cost on mandatorily redeemable non-controlling interests in subsidiaries	6,315,569
Difference in foreign exchange translation	(67,087)
Mandatorily redeemable non-controlling interests in subsidiaries at September 30, 2012	$26,183,964

The Company will make the final repayment of $28,674,469 on December 25, 2012.

Note 3 – Supplemental Disclosure of Cash Flow Information

Income taxes paid amounted to $1,389,777 and $4,897,768 for three months ended September 30, 2012 and 2011, respectively. Interest paid for the nine months ended September 30, 2012 and 2011 amounted to $ 12,116,185 and $9,858,269, respectively.

During the three months ended September 30, 2012, the Company disposed certain real estate held for development or sale and property with a book value of $1,871,433 (RMB 11,761,582) to settle $1,888,675 (RMB 12 million) in loans from a third party vendor (Note 10).

Note 4 – Other Receivables, Prepaid Expenses and Deposits

Other receivables and prepaid expenses consisted of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

Other receivable	$1,483,763	$920,837
Allowance for bad debts	(144,484)	(144,275)
Prepaid expenses	1,586,230	541,625
Prepaid other tax expenses	1,634,992	165,571
Other receivables and prepaid expenses	$4,560,501	$1,483,758

Note 5 – Real Estate Held for Development or Sale

The following summarizes the components of real estate inventories as at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Real estate projects completed and held for sale
JunJing I project	$3,360,868	$3,381,448
JunJing II project	144,418	1,321,972
Tsining 24G project	44,975	44,910
Gangwan project	18,951	37,847
Tsining Home IN project	60,412	60,325
Real estate completed and held for sale	3,629,624	4,846,502

Real estate projects held for development
Puhua project	121,444,608	115,798,346
Tangdu project	4,717,563	4,710,742
JunJing III project	1,953,477	9,299,511
Park Plaza project	63,904,813	8,471,800
JiYuan project	14,375,377	13,151,101
Golden Bay project	11,556,901	5,657,731
Other projects	5,424,936	1,356,331
Construction materials	260,483	190,252
Real estate held for development	223,638,158	158,635,814

Total real estate held for development or sale	$227,267,782	$163,482,316

The Company’s Tangdu project is essentially a land use right plus miscellaneous pre-construction costs. The Company still owns the legal title to this land use right; however, the government is negotiating with the Company regarding a potential transfer back to the government. If the land use right is transferred back to the government, the Company believes the government will refund all the associated costs incurred by the Company.

Note 6 – Property and Equipment

Property and equipment consisted of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Income producing properties and improvements	$27,767,652	$29,641,864
Buildings and improvements	4,446,943	4,440,514
Electronic equipment	502,249	498,260
Vehicles	728,284	727,231
Computer software	330,802	312,600
Office furniture	171,193	120,062
Office building under construction	11,748,436	3,608,643
Total	45,695,559	39,349,174
Accumulated depreciation	(7,687,947)	(6,330,184)
Property and equipment, net	$38,007,612	$33,018,990

Depreciation expense for the three months ended September 30, 2012 and 2011 amounted to $504,912 and $493,259, respectively. Depreciation expenses for the nine months ended September 30, 2012 and 2011 amounted to $1,559,229 and $1,458,231, respectively. The depreciation expense was included in selling, general and administrative expenses and cost of other revenue.

Note 7 – Intangible Assets

The intangible assets consisted of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Development right acquired (a)	$51,384,061	$51,309,767
Land use rights acquired (b)	8,552,435	8,540,070
Construction license acquired (c)	1,197,837	1,196,106
	61,134,333	61,045,943
Accumulated amortization	(7,071,446)	(6,896,990)
Intangible assets, net	$54,062,887	$54,148,953

(a)	The development right for 487 acres of land in Baqiao Park obtained from the acquisition of New Land in fiscal 2007. The intangible asset has a finite life. In accordance with accounting standard, “Goodwill and Other Intangible Assets”, the intangible asset is subject to amortization over its estimated useful life. This method is intended to match the pattern of amortization with the income-generating capacity of the asset. The development right was originally set to expire on June30, 2011. On November 25, 2010, the Company was able to extend the right to June30, 2016.

(b)	The land use rights were acquired in the acquisition of Suodi. The land use rights certificate will expire in November of 2048. The Company amortizes the land use rights over 39 years.

(c)	The construction license was acquired through acquisition of Xinxing Construction. The construction license, which is subject to renewal every 5 years, is not amortized and has an indefinite estimated useful life because management believes the Company will be able to continuously renew the license in the future. The license was subject to renewal on March 10, 2011. The Company successfully renewed the license until December 31, 2015.

For the three and nine months ended September 30, 2012, the Company has recorded $54,258 and $163,290 of amortization expense on the land use rights (September 30, 2011 - $53,698 and $159,086).The amortization was included in selling, general and administrative expenses.

Note 8 – Accrued Expenses

	September 30, 2012	December 31, 2011
Accrued expenses	$10,146,044	$8,000,003
Accrued interest on loans	1,827,324	380,038
Total	$11,973,368	$8,380,041

Note 9 – Loans from Employees

The Company has borrowed money from certain employees to fund the Company’s construction projects. The loans usually mature after six months. These unsecured loans bear interest at 15% (December 31, 2011 – 20%) per annum and are available to all employees.

Included in these loans are loans from the Company’s executives and an immediate family member:

	September 30, 2012	December 31, 2011
Chairman	$1,161,533	$889,750
Chief executive officer	159,114	317,768
Chief financial officer	795,570	238,326
Chief operating officer	198,893	158,884
	$2,315,110	$1,604,728

Note 10 – Loans Payable

	September 30, 2012	December 31, 2011
Xi’an Rural Credit Union Zao Yuan Rd. Branch
Originally due July 2, 2011, renewed on September 27, 2011 and extended to July 1, 2012, annual interest is at 8.856%, secured by the Company’s Jun Jing Yuan I building No. 12, HanYuan and guaranteed by the Company’s President, President’s spouse, CEO, Tsining’s former general manager and his spouse. This amount was fully repaid in July 2012.	$-	$2,542,143

Xinhua Trust Investments Ltd.
Due February 10, 2012, annual interest is at 10%, secured by the 24G project. This loan was fully repaid in February 2012.	-	23,832,600

Bank of Xian
Annual interest is fixed at 130% of People’s Bank of China prime rate at the time of borrowing (or 8.528%), secured by the Company’s JunJing building No.12. The loan was set to expire on August 29, 2012, and was fully repaid in July 2012.	-	2,224,376

Bank of Beijing, Xi’an Branch
Due December 10, 2012 and subject to certain repayment requirements based on percentage of sales contract signed over total estimated sales amount of PuHua Phase I, annual interest is at the prime rate of People’s Bank of China (or 6.40%). The Company has restricted cash of $15,973,797 deposited with Bank of Beijing as collateral.	15,911,405	15,888,400

Due November 30, 2014 and subject to certain repayment requirements based on percentage of sales contract signed over total estimated sales amount of PuHua Phase II, annual interest is at the 130% of People’s Bank of China prime rate (or 8.32%). The loan is secured by Puhua project’s land use rights and construction in progress. The repayment schedule is as follows: November 30, 2012 – $1,591,141 (RMB 10 million); May 30, 2013 - $9,546,843 (RMB 60 million); November 30, 2013 - $9,546,843 (RMB 60 million); May 30, 2014 - $4,773,422 (RMB 30 million); November 30, 2014 - $4,773,422 (RMB 30 million).	30,231,670	11,121,880

Tianjin Cube Equity Investment Fund Partnership
Originally due on January 27, 2012 and extended to July 27, 2012, annual interest is 9.6%, secured by JunJing II Commercial Units, JunJing I Residential units and part of Company’s Park Plaza project as temporary collaterals, 100% ownership of Xi’an Tsinging Housing Development Co. Ltd.’s shares, corporate guarantee from Xinxing Construction, Newland, Xinxing Property, Wayfast, the Company, personal guarantee from the President of the Company and current and future accounts receivable from Park Plaza project. The temporary collaterals can be replaced with the land use rights and construction in progress of the Park Plaza project once the Company obtained the land use rights for this project and approval from the lender. The land use rights have been obtained during the quarter. The balance was fully repaid in July 2012.	-	31,776,800

JP Morgan
Originally due on March 13, 2011 and extended to November 12, 2012, annual interest is at 1.97%, secured by $35,641,548 of restricted cash.	30,016,491	30,016,491

Bank of China, Macau Branch
Due December 16, 2013, annual interest is based on 3-month London Interbank Offered Rate(“LIBOR”) rate plus 3.6%. The 3-month LIBOR rate at September 30, 2012 was 0.3856%, secured by $31,822,811 of restricted cash.	31,000,000	31,000,000

Construction Bank of China
Due on March 6, 2015, annual interest is 101% of People’s Bank of China prime rate (or 6.46%). The loan is secured by JunJing III’s construction in progress and land use rights. The repayment schedule per agreement is as follows: March 2013 - $1,591,141 (RMB10 million); August 2013 - $2,386,711 (RMB 15 million); March 2014 - $2,386,711 (RMB 15 million); August 2014 - $795,570 (RMB 5 million); March 2015 – 795,570 (RMB 5 million).The loan is also subject to certain repayment requirements based on percentage of sales contract signed over total estimated sales amount of JunJing III. The Company repaid $5,568,992 (RMB 35million) during the quarter.	2,386,711	-

Third party vendor
Due August 8, 2012, renewed subsequently and extended to August 8, 2013, non-interest bearing and unsecured. Repayment made with certain real estate held for development or sale and property (Note 3)	168,071	-

Xi’an Xinxing Days Hotel & Suites Co., Ltd. (“Days Hotel”)		-

Unsecured, due December 31, 2012. Annual interest rate is 15% (Note 19)	2,068,483	-
Unsecured, originally due on September 29, 2012 and extended to June 30, 2013. Annual interest is 20% (Note 19)	1,591,141	-
Unsecured, due between June 30, 2013 and September 12, 2013. Annual interest in 20% (Note 19)	5,091,650	-

Shanghai XinYing Fund, LLC (“XinYing”)
Due August 7, 2014, annual interest is 9.6%, secured by 100% ownership of Xinxing Construction’s shares, corporate guarantee from Tsining, Puhua, and the Company (Note 19), and is also subject to a consulting fee agreement (Note 18). The repayment schedule per agreement was as follows: June 1, 2013 - $1,591,141 (RMB 10 million); December 1, 2013- $1,591,141 (RMB 10 million); June 1, 2014 - $1,591,141 (RMB 10 million); August 7, 2014 – 19,093,686 (RMB 120 million).	23,867,108	-
Total	$142,332,730	$148,402,690

Except the loans from JP Morgan and Bank of China, Macau Branch, which were drawn to repay mandatorily redeemable non-controlling interests in subsidiaries, all other loans were drawn to finance construction projects. The majority of interest incurred was capitalized and allocated to various real estate construction projects.

The bank loans payable balances were secured by certain of the Company’s real estate held for development or sale with a carrying value of $54,045,148 at September 30, 2012 (December 31, 2011 - $55,777,318), certain land use rights with a carrying value of $12,170,791 (December 31, 2011 - $3,371,814), restricted cash in the amount of $83,438,156 (December 31, 2011 - $83,255,215), and 100% of Xinxing Construction’s shares. The weighted average interest rate on loans payable as at September 30, 2012 was 6.03% (December 31, 2011 – 6.7%).

Loans from Bank of Beijing and Construction Bank of China are also subject to certain repayment terms based on certain percentage of units sold in certain projects under development. Based on these repayment terms, Bank of Beijing can demand repayment of $46,143,075(RMB290 million) and Construction Bank of China can demand repayment of $2,386,711 (RMB15 million) as at September 30, 2012.

Note 11 – Fair Value of Financial Instruments

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of the measurement date, September 30, 2012, and the basis for that measurement, by level within the fair value hierarchy:

Fair Value Measurements Using	Assets/Liabilities

	Level 1	Level 2	Level 3	At Fair Value
Warrants liability	$-	$-	$-	$-
Fair value of embedded derivatives	-	-	-	-
Total	$-	$-	$-	$-

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

Note 12 – Convertible Debt (continued)

On January 25, 2011, certain investors requested and the Company’s Board approved allowing certain investors to convert $9,763,000 of convertible debt into 1,752,783 common shares with related warrants exercised on a two to one cashless basis. The conversion was effective on February 16, 2011. Since the Company’s registration statement became effective, the rights to convert the $11 million non-convertible portion of the Convertible Debt and to exercise the warrants on a cashless basis and receive one common share for every two warrants expired.

The fair values of the warrants and embedded conversion option at September 30, 2012 were determined to be $Nil and $Nil, respectively (December 31, 2011 - $3,102 and $330,629), using the Cox-Ross-Rubinstein Binomial Lattice Model (the “CRR Model”) with the following assumptions:

	September 30,2012	December 31, 2011
Expected life	0.33-0.42years	1.08 - 1.16 years
Expected volatility	50%	85%
Risk-free interest rate	0.11 - 0.13%	0.13- 0.14%
Dividend yield	0%	0%

For the three months ended September 30, 2012, the Company recorded a decrease in fair value for the warrants and embedded derivatives of $976 and $109,344, respectively (September 30, 2011 – increase of $3,863 and decrease $60,705). For the nine months ended September 30, 2012, the Company recorded a decrease in fair value of the warrants and embedded derivatives of $4,162 and $330,628, respectively (September 30, 2011 - decrease of $286,333 and decrease of $1,522,937), in the unaudited interim condensed consolidated statements of income.

The carrying value of the Convertible Debt is accreted to its stated amount on maturity using the effective interest method. The effective interest rate was determined to be 15.42%. The carrying value of Convertible Debt on September 30, 2012 was $9,893,765 (December 31, 2011 - $9,165,591). Related interest and accretion costs for the three months ended September 30, 2012 were $130,806 and $254,023, respectively (September 30, 2011 - $130,806 and $217,391), and for the nine months ended September 30, 2012 were $389,549 and $728,174, respectively (September 30, 2011 - $450,527 and $761,195).

Note 13 – Shareholders’ Equity

Common stock

On March 21, 2012, the Company issued 19,440 shares of common stock valued at $27,216 based on the closing price of the shares on the same date to compensate the services provided by the independent directors.

On May 17, 2012, the Company issued 340,000 shares of common stock as fiscal 2012 compensation to the senior executives including Chairman, Chief Executive Officer, Chief Financial Officer and Chief Operation Officer. The shares were valued at $595,000 based on the closing price of the shares on the same date and are recorded as stock-based compensation on the unaudited interim condensed consolidated statements of income.

Warrants

Pursuant to accounting guidance, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in a Company’s Own Stock”, the warrants issued contain a provision permitting the holder to demand payment based on a valuation in certain circumstances. Therefore, the Company recorded the warrants issued through private placements in 2007 as a liability at their fair value on the date of grant and then revalued them to $Nil at September 30, 2012 (December 31, 2011 - $1,060) using the CRR Model with the following assumptions. These warrants expired on May 9, 2012 without being exercised.

The gain from the change in fair value of warrants for the three months ended September 30, 2012 was $Nil (September 30, 2011 – loss of $55,074), and the gain from the change in fair value of warrants for the nine months ended September 30, 2012 was $1,060 (September 30, 2011 – gain of $769,274).

Including the fair value of warrants associated with the Convertible Debt (note 12), the total warrant liability as at September 30, 2012 was $Nil (December 31, 2011 - $4,162). The total gain from the change in fair value of warrants for the three and nine months ended September 30, 2012 was $976 and $4,126, respectively(September 30, 2011 - loss of $58,937 and gain of $1,055,339).

Note 13 – Shareholders’ Equity (continued)

Warrants (continued)

The following table provides information with respect to warrant transactions:

	Number of Warrants Outstanding	Weighted Average Exercise Price
December 31, 2011	2,701,131	$4.59
Expired on May 9, 2012	(2,539,416)	4.50
September 30, 2012	161,715	$6.07

The following summarizes the weighted-average information about the outstanding warrants as at September 30, 2012:

Outstanding Warrants
Exercise Price	Number	Average Remaining Contractual Life
$6.07	161,715	0.42 years

Stock Options

On June13, 2011, the Company has granted options to acquire common stock of the Company to employees, officers and directors. The exercise price of the options is determined by the fair value of the common stock at the grant date.

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

The following table provides information with respect to stock option transactions:

	Number of Stock Options Outstanding	Weighted Average Exercise Price

December 31, 2011	1,227,755	$1.39
Granted	-	-
Expired	-	-
September 30, 2012	1,227,755	$1.39

The following summarizes the weighted-average information about the outstanding stock options as at September 30, 2012:

	Outstanding Stock Options
Exercise Price	Number	Average Remaining Contractual Life

$1.39	1,227,755	8.71years

As of September 30, 2012, 368,327 options are vested. However, the options are not exercisable because the performance condition of the stock options was not met.

Note 13 – Shareholders’ Equity (continued)

Stock Options (continued)

Compensation expense for stock options is recognized over the vesting period. During the three and nine months ended September 30, 2012, compensation expense of $96,438 and $287,218 (September 30, 2011 - $96,438 and $114,258) was recognized in the unaudited interim condensed consolidated statements of income.

In addition, the Company also grants shares to various directors or executives for services provided. The common stock granted was valued based on the closing price of the shares on the grant date. The fair value of the shares was recognized as stock-based compensation in the unaudited interim condensed consolidated statements of income. During the three and nine months ended September 30, 2012, the Company recorded $Nil and $622,216 such stock-based compensation (September 30, 2011 - $Nil and $Nil).

Treasury Stock

The Company approved a plan to repurchase up to $5 million shares of the Company’s common stock. The repurchase will be made from time to time at prevailing market prices, through open market purchases. There is no guarantee as to the exact number of shares that will be repurchased by the Company and the Company may discontinue purchases at any time when the Board of Directors determines additional repurchases are not warranted. The repurchase program is expected to continue until August 11, 2013.

During the first quarter of 2012, the Company repurchased 13,680 shares at average price of $1.03 and the total cost of $14,142 was recorded as treasury stock. The Company did not repurchase any shares of common stock during the second and third quarter of 2012.

Note 14 – Other Revenue

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Interest income	$13,630	$58,923	$106,005	$144,054
Rental income	250,404	243,348	870,322	1,105,668
Income from property management services	894,414	787,818	2,947,985	2,580,092
External construction contracts	3,522,215	3,087,683	8,651,952	5,850,877
Gain on disposal of property and equipment	37,544	95,100	70,098	2,132,235
Miscellaneous income	80,032	1,114,265	165,276	1,154,026
Total	$4,798,239	$5,387,137	$12,811,638	$12,966,952

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

Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company’s unaudited interim condensed consolidated financial statements during the three and nine months of September, 2012 and 2011 are as follows:

Note 15 - Segment Reporting

For the three months ended September 30, 2012:

	Real Estate Development and Sales	Construction	All Other		Adjustments and Elimination		Consolidated
Revenues from external customers	$24,119,326	$ 3,522,215	$894,414		$-		$28,535,955
Intersegment revenues	-	5,295,891	-		(5,295,891)	(1)	-
Rental from external customers	224,941	25,463	-		-		250,404
Other miscellaneous income (Interest and Gain from Property, Plant and Equipment)	95,455	35,442	309		-		131,206
Total Revenue	$24,439,722	$ 8,879,011	$894,723		$(5,295,891)		$ 28,917,565
Interest expense	8,478	13,452	41,834		-		63,764
Segment profit before taxes	666,169	75,705	576,734		233,834	(1)	1,552,444
Total assets	$499,934,011	$61,119,244	$187,914,465	$	(267,927,923)	(2)	$481,039,797

For the nine months ended September 30, 2012:

	Real Estate Development and Sales	Construction	All Other		Adjustments and Elimination		Consolidated
Revenues from external customers	$74,623,218	$8,651,952	$2,947,985		$-		$86,233,155
Intersegment revenues	-	14,258,052	-		(14,258,052)	(1)	-
Rental from external customers	676,967	193,355	-		-		870,322
Other miscellaneous income (Interest and Gain from Property and Equipment)	303,483	35,442	2,454		-		341,379
Total Revenue	75,603,668	23,138,801	2,950,439		(14,258,052)		87,434,856
Interest expense	229,668	39,756	125,288		-		394,712
Segment profit before taxes	7,133,406	657,734	149,505		310,096	(1)	8,250,741
Total assets	$499,934,011	$61,119,244	$187,914,465	$	(267,927,923)	(2)	$481,039,797

For the three months ended September 30, 2011:

	Real Estate Development and Sales	Real Estate Construction	All Other	Adjustments and Elimination		Consolidated

Revenues from external customers	$26,711,856	$$3,087,683	$787,818	$-		$30,587,357
Intersegment revenues		5,689,564	-	(5,689,564)	(1)	-
Rental from external customers	213,065	30,282	-	-		243,347
Other miscellaneous income(Interest and Gain from Property and Equipment)	1,019,252	247,450	1,587	-		1,268,289
Total Revenue	27,944,173	9,054,979	789,405	(5,689,564)		32,098,993
Interest expenses	94,679	12,803	41,257	-		148,739
Segment profit before tax	5,795,656	266,443	162,295	(126,046)	(1)	6,098,348
Total assets	$442,709,015	$21,245,466	$156,772,806	$(188,054,222)		$432,673,065

Note 15 - Segment Reporting (continued)

For the nine months ended September 30, 2011:

	Real Estate Development and Sales	Real Estate Construction	All Other	Adjustments and Elimination		Consolidated

Revenues from external customers	$61,941,929	$$5,850,877	$2,580,092	$-		$70,372,898
Intersegment revenues		11,637,294	-	(11,637,294)	(1)	-
Rental from external customers	630,053	475,615	-	-		1,105,668
Other miscellaneous income (Interest and Gain from Property and Equipment)	3,179,277	247,450	3,588	-		3,430,315
Total Revenue	65,751,258	18,211,235	2,583,683	(11,637,294)		74,908,881
Interest expenses	917,660	68,058	125,629	-		1,111,347
Segment profit before tax	7,926,933	553,515	2,521,500	(159,996)	(1)	10,841,953
Total assets	$442,709,015	$21,245,466	$156,772,806	$(188,054,222)		$432,673,065

(1)	These represent revenues earned from construction services performed by Xinxing Construction for the Real Estate Development and Sales segment and its profits. They are eliminated upon consolidation.

(2)	The adjustment represents long-term investments in subsidiaries and inter-subsidiary balances eliminated upon consolidation.

Note 16 – Effect of Change in Estimates

Revisions in estimated gross profit margins related to revenue recognized under the percentage of completion method for projects under construction and met all revenue recognition criteria are made in the period in which circumstances requiring the revisions become known.

During the three months ended September 30, 2012, real estate development projects with gross profits recognized as at June 30, 2012 had changes in their estimated gross profit margins. As a result of these changes of gross profit, net income for the three months ended September 30, 2012decreased by $2,379,382 (three months ended September 30, 2011 – increase by $19,458)or a decrease of $0.068 for both basic and diluted earnings per share for the three months ended September 30, 2012(three months ended September 30, 2011–increasedby $0.001 in both basic and diluted earnings per share).

During the nine months ended September 30, 2012, real estate development projects with gross profits recognized for the year ended December 31, 2011 had changes in their estimated gross profit margins. As a result of these changes of gross profit, net income for the nine months ended September 30, 2012 decreased by $2,314,689 (nine months ended September 30, 2011 – decrease by $5,257,399)or a decrease $0.066 for basic and diluted earnings per share for the nine months ended September 30, 2012(nine months ended September 30, 2011–decreased by $0.152 and$0.145 in both basic and diluted earnings per share).

Note 17 – Earnings per Share

Earnings per share for the three and nine months ended September 30, 2012, and 2011 were determined by dividing net income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

	Three months	Three months	Nine months	Nine months
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Numerator
Net income – basic	$887,633	$4,402,866	5,029,794	7,446,846
Effect of dilutive securities
Convertible debt	-	156,686	-	(909,582)
Net income – diluted	$887,633	$4,559,552	5,029,794	6,537,267

Denominator
Weighted average shares outstanding – basic	35,086,599	35,071,915	34,911,179	34,683,383
Effect of dilutive securities
Convertible debt	-	1,615,709	-	1,615,709
Weighted average shares outstanding – diluted	35,086,599	36,687,624	34,911,179	36,299,092
Earnings per share
Basic earnings per share	$0.03	$0.13	0.14	0.21
Diluted earnings per share	$0.03	$0.12	0.14	0.18

All outstanding warrants and convertible debt have an anti-dilutive effect on the earnings per share and are therefore excluded from the determination of the diluted earnings per share calculations for the three and nine months ended September 30, 2012.

368,327 options that are vested but not exercisable because the performance condition of the stock options was not met are excluded from the determination of the diluted earnings per share calculations for the three and nine months ended September 30, 2012.

Note 18 – Commitments and Contingencies

The Company leases part of its office and hotel space under various operating lease agreements that expire in 2013.

The Company also had various commitments related to land use right acquisition with unpaid balances of approximately $18.7 million. The balances are not due until the vendor removes the existing building from the land and changes the zoning status of the land use right certificate. Based on the current condition, the Company estimates that the balances will be paid in one year.

In connection to the loans borrowed from XinYing (Notes 10 and 19), the Company also signed a finance consulting agreement with XinYing where the Company is committed to pay consulting fees on a quarterly basis up to July 2015 for financing services provided.

All future payments required under the various agreements are summarized below:

	Payment due by period
Commitments and Contingencies	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	After 5 years
Operating leases	$7,775,972	1,351,518	1,218,923	1,218,923	1,218,923	1,218,923	1,548,762
Finance consulting	6,844,821	2,183,840	2,482,179	2,178,802	-	-	-
Land use rights	18,727,724	18,727,724	-	-	-	-	-
Total	$33,348,517	$22,263,082	$3,701,102	$3,397,725	$1,218,923	$1,218,923	$1,548,762

Note 19– Related Party Transactions

One of the Company’s executive officers’ spouse owns 37.83% of common stock of Days Hotel. During the three and nine months ended September 30, 2012, the Company incurred $59,336 and $144,278(September 30, 2011-$46,886 and $134,600) in fees to Days Hotel. As at September 30, 2012, the Company had $208,065(December 31, 2011 - $106,440) payable to Days Hotel recorded as other payables on the financial statements.

The Company did not sell any real estate units to Days Hotel during the three and nine months ended September 30, 2012. However, the Company sold 14 apartments amounting to $695,439 to Days Hotel during the first quarter of 2011. As of September 30, 2012, the Company has $55,431 receivable in connection with these apartment sales (December 31, 2011 - $227,105).

Note 19– Related Party Transactions (continued)

The Company also has $8,751,274 loan payable to Days Hotel as at September 30, 2012 (December 31, 2011 - $Nil) (Note 10). For the three and nine months ended September 30, 2012, the Company incurred $452,043 and $551,932, respectively, interests to Days Hotel and capitalized the amounts in real estate held for development or sales. As at September 30, 2012, the Company also had $505,313 (December 31, 2011 - $Nil) interest payable to Days Hotel.

During the three months ended September 30, 2012, the Company also borrowed a $23,867,108 (RMB 150 million) from XinYing (Note 10), in which an executive partner is the spouse of one of the Company’s executive officers. The Company incurred a total of $657,471 interests and finance consulting fees to XinYing during the three and nine months ended September 30, 2012 and capitalized the amount in real estate held for development or sales. As at September 30, 2012, the Company also had $56,690 (December 31, 2011 - $Nil) interest payable to XinYing.

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

Warrants and derivative liability

As of September 30, 2012, the Company has nil of warrants liability and nil of fair value of embedded derivatives on the balance sheet, representing approximately 0.00% and 0.00% of total liabilities, respectively.

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

Several investors converted a total of $9,763,000 face value of convertible debt and exercised the related warrants with using the 2-to-1 cashless exercise feature added as part of the Amendment. Subsequently, the Company was able to charge $8,073,512 to convertible debt carrying and the fair value of the conversion features into shareholders’ equity. The fair value of $1,624,159 of the warrants on the day of exercise was also charged to shareholders’ equity.

After the conversion of the convertible debt and exercise of the warrants as described above and 5 days after the effectiveness of the registration statement, the 2-to-1 cashless warrants conversion feature expired for those investors who did not exercise their warrants. Therefore, use of the Alternative Model has been terminated.

During the three months ended September 30, 2012, our common stock price experienced fluctuations with the price decrease from $2.00 on July 2, 2012 to $1.39 on September 28, 2012. The decrease in stock price caused an decrease in fair value for warrants liability and embedded derivatives. As a result, we recognized a change in fair value of warrants of approximately $976 and a change in fair value of embedded derivatives of approximately $109,344, both of which are non-cash gains.

The following table summarizes the fair value of warrant liability and embedded derivative as of September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011

Fair value of warrants liability	$-	$4,162
Fair value of embedded derivatives	$-	$330,629

The following tables summarize all the warrants and conversion options outstanding and the assumptions used for their valuations as of September 30, 2012 and December 31, 2011.

Investor Warrants:	September 30, 2012	December 31, 2011
Strike price	6.07	6.07
Market price	1.39	1.00
Valuation date	9/30/2012	12/31/2011
Expiry date	2/28/2013	2/28/2013
Volatility	50%	85.00%
Risk free rate	0.13%	0.14%
Option value	0.00000	0.01918

Number of warrants	161,715	161,715

Value	-	3,102

Investor Warrants: 5-7-2007	September 30, 2012	December 31, 2011
Strike price	N/A	4.50
Market price	N/A	1.00
Valuation date	N/A	12/31/2011
Expiry date	N/A	5/9/2012
Volatility	N/A	85.00%
Risk free rate	N/A	0.04%
Option value	N/A	0.00042

Number of warrants	-	2,539,416

Value	-	1,060

Conversion Option Valuation:	September 30, 2012	December 31, 2011
Strike price	5.57	5.57
Market price	1.39	1.00
Valuation date	9/30/2012	12/31/2011
Expiry date	1/28/2013	1/28/2013
Volatility	51%	85.00%
Risk free rate	0.11%	0.13%
Option value	0.00000	0.01896

Host Value – principal	8,999,500	8,999,500
Host Value – interest	-	-

Shares issuable on conversion	1,615,709	1,615,709

Option value – principal	-	30,628

Real estate held for development or sale, intangible assets and deposits on land use rights

We evaluate the recoverability of our real estate developments taking into account several factors including, but not limited to, our plans for future operations, prevailing market prices for similar properties and projected cash flows.

We review real estate projects , intangible assets and deposits on land use rights whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, we measure impairment by comparing the carrying value to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the total of the expected undiscounted cash flow is less than the carrying amount of the assets, we recognize an impairment loss based on the fair value of the assets.

Our judgments and estimates related to impairment include our determination of whether an event has occurred to warrant an impairment test. If a test is required, we will have to make additional judgments and estimations such as our expectations of future cash flows and the calculation of the fair value of the impaired assets.

When real estate costs are determined to be impaired, they are written down to their estimated net realizable value. The Company evaluates the carrying value for impairment based on the undiscounted future cash flows of the assets. Write-downs of real estate costs deemed impaired are recorded as adjustments to the cost basis. There has been no impairment on real estate inventories and no impairment loss has been recorded for the three and nine months ended September 30, 2012 and 2011.

The following summarizes the components of real estate inventories as at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Real estate projects completed and held for sale
JunJing I project	$3,360,868	$3,381,448
JunJing II project	144,418	1,321,972
Tsining 24G project	44,975	44,910
Gangwan project	18,951	37,847
Tsining Home IN project	60,412	60,325
Real estate completed and held for sale	3,629,624	4,846,502

Real estate projects held for development
Puhua project	121,444,608	115,798,346
Tangdu project	4,717,563	4,710,742
JunJing III project	1,953,477	9,299,511
Park Plaza project	63,904,813	8,471,800
JiYuan project	14,375,377	13,151,101
Golden Bay project	11,556,901	5,657,731
Other projects	5,424,936	1,356,331
Construction materials	260,483	190,252
Real estate held for development	223,638,158	158,635,814

Total real estate held for development or sale	$227,267,782	$163,482,316

The Company’s Tangdu project is essentially a land use right plus miscellaneous pre-construction costs. The Company still owns the legal title to this land use right; however, the government is negotiating with the Company regarding a potential transfer back to the government. If the land use right is transferred back to the government, the Company believes the government will refund all the associated costs incurred by the Company.

Intangible asset

The intangible assets consisted of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Development right acquired (a)	$51,384,061	$51,309,767
Land use rights acquired (b)	8,552,435	8,540,070
Construction license acquired (c)	1,197,837	1,196,106
	61,134,333	61,045,943
Accumulated amortization	(7,071,446)	(6,896,990)
Intangible assets, net	$54,062,887	$54,148,953

(a)	The development right for 487 acres of land in Baqiao Park obtained from the acquisition of New Land in fiscal 2007. The intangible asset has a finite life. In accordance with accounting standard, “Goodwill and Other Intangible Assets”, the intangible asset is subject to amortization over its estimated useful life. This method is intended to match the pattern of amortization with the income-generating capacity of the asset. The development right was originally set to expire on June 30, 2011. On November 25, 2010, the Company was able to extend the right to June 30, 2016.

(b)	The land use rights were acquired in the acquisition of Suodi. The land use rights certificate will expire in November of 2048. The Company amortizes the land use rights over 39 years.

(c)	The construction license was acquired through acquisition of Xinxing Construction. The construction license, which is subject to renewal every 5 years, is not amortized and has an indefinite estimated useful life because management believes the Company will be able to continuously renew the license in the future. The license was subject to renewal on March 10, 2011. The Company successfully renewed the license until December 31, 2015.

Deposits on land use rights

	September 30, 2012	December 31, 2011
Deposits on land use rights	42,375,958	65,286,137

The Company conducts regular reviews of the deposits on land use rights. After review and assessment, the Company concluded that there was no impairment to the carrying value of the deposits and therefore no write-down was required.

Material trends and uncertainties that may impact continuing operations

Changes in national and regional economic conditions, as well as in areas where we conduct our operations and where prospective purchasers of our homes live, may result in more caution on the part of homebuyers resulting in fewer home purchases. According to E-House (China) Real Estate Research Institute the average residential sale price in Xi’an city was stable in the fiscal quarter ended September 30, 2012. The average sale price increased to 7,530 RMB per square meter (approximately US$1,198 per square meter) from 7,431 RMB (approximately US$1,174 per square meter) in the second quarter of 2012, representing an increase of 1 percent quarter-over-quarter. Xi’an city’s real estate transaction volume (in terms of sq. meter signed) increased about 8.4% in the third quarter of 2012 compared to the same period of 2011. During the third quarter of 2012, our sales of properties decreased approximately 9.7% over same period of 2011, which was mainly due to the decreased sales of projects in Tsining.

Most purchasers of our homes finance their acquisitions through lenders providing mortgage financing. A substantial increase in mortgage interest rates or unavailability of mortgage financing would adversely affect the ability of prospective homebuyers to obtain the financing they need in order to purchase our homes, as well as the ability of prospective move-up homebuyers to sell their current homes. For example, if mortgage financing became less available, demand for our homes could decline. A reduction in demand could also have an adverse effect on the pricing of our homes because we (and our competitors) may reduce prices in an effort to compete for home buyers. A reduction in pricing could result in a decline in revenues and margins. Additional government policies were implemented by the local government in February 2011to curb speculation in the real estate market. These new policies included capping year-over-year housing unit average selling price increases to 15%, restricting third-time home purchases for local residents and second-time home purchases for non-local residents. These new policies could result in buying hesitation amongst potential new customers, and could impact our revenues.

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

As of September 30, 2012, we had $9,945,932 of cash and cash equivalent, compared to $22,014,953 as of December 31, 2011, a decrease of $12,069,021.The Company believes that the combination of present capital resources and internally generated funds are more than adequate to meet cash requirements for the year 2012. We intend to meet our liquidity requirements, including capital expenditures related to the purchase of land for the development of future projects, through cash provided by operations and additional funds raised by future financings including borrowing from related parties and private fund companies. Upon acquiring land for future development, we intend to raise funds to develop our projects by obtaining mortgage financing mainly from local banking institutions with which we have done business in the past. We believe that our relationships with these banks are in good standing and that our real estate will secure the loans needed. We believe that adequate cash will be available to fund our operations.

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

We acquire our land reserves and development sites through primary land development with the local government, open-market auctions and acquisition of old factories from the government and distressed assets from commercial banks. We do not depend on a single land acquisition method and this facilitates our acquisition of the land at a reasonable cost, which in turn results in us typically receiving higher returns on our investments from our developments. We intend to continue our expansion into other strategically selected cities in Western China by leveraging our brand name and scalable business model.

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

Our Property Projects

We provide three fundamental types of real estate developments:

●	High-rise apartment buildings, typically 19 to 33 stories, usually constructed of steel-reinforced concrete, that are completed within approximately 24 months of securing all required permits.

●	Mid-rise apartment buildings, typically 7 to 18 stories, usually constructed of steel-reinforced concrete, that are completed within approximately 12 to 18 months of securing all required permits.

●	Low-rise apartment buildings and villas, typically 2 to 6 stories, often constructed of steel-reinforced concrete, that are completed within approximately 12 months of securing all required permits.

Our projects can be classified into one of four stages of development:

●	Projects in planning, which include projects for which we have purchased the development and or land use rights for parcels of land as part of our project development pipeline. The completion of projects on these sites is subject to adequate financing, approval of permits, receipt of licenses and certain market conditions;

●	Projects in process, which include developments where we have typically secured the development and land use rights, and where the site planning, architecture, engineering and infrastructure work is in progress;

●	Projects under construction, where the building construction has started but has not yet been completed; and

●	Completed projects with units available for sale, where the construction has been finished and most of the units in the buildings have been sold or leased.

Projects Under Construction

Project Name	Type of Projects	Actual or Estimated Construction Period	Actual or Estimated Pre-sale Commencement Date	Total Site Area (m2)	Total Gross Floor Area (m2)	Sold GFA by September 30, 2012 (m2)
Puhua Phase One	Multi-Family residential & Commercial	Q4/2009 - Q4/2012	Q4/2009	47,600	137,046	124,732

Puhua Phase Two	Multi-Family residential & Commercial	Q2/2010 - Q4/2013	Q2/2010	47,300	261,104	110,474

JunJing III	Multi-Family residential & Commercial	Q4/2010 - Q4/2012	Q4/2011	8,094	52,245	50,507

Project name	Total Number of Units	Number of Units sold by September 30, 2012	Estimated Revenue ($million)	Contracted Revenue by September 30, 2012 ($million)	Recognized Revenue by September 30, 2012 ($million)
Puhua Phase One	858	809	124.1	100.6	101.2

Puhua Phase Two	1,587	749	246.7	92.6	71.0

JunJing III	517	515	52.2	49.2	44.2

Puhua: The Puhua project, the Company’s 79 acre project located in the Baqiao New Development Zone, has a total land area of 192,582 square meters and an expected GFA of approximately 640,000 square meters.

The construction of the Puhua project began in June 2009. The whole project, which consists of four phases, is expected to be completed in the third quarter of 2014, with estimated revenue of $700 million. The Company began accepting pre-sale contracts for units in the Puhua Phase One project on October 24th, 2009. As of September 30, 2012, the contract revenue for the Puhua project was $193.2 million.

JunJingIII: JunJing III is located near our JunJing II project and the city expressway. It has an expected total GFA of about 52,245 square meters. The project consists of three high rise buildings, each 28 to 30 stories high. The project is targeting middle to high income customers who require a high quality living environment and convenient transportation to the city center. We started construction during the fourth quarter of 2010 and pre-sales began during the fourth quarter of 2011. The total estimated revenue from this project is about $52.2 million. As of September 30, 2012, we have recognized $44.2 million in revenue out of $49.2 million in contract sales.

Projects under planning and in process

Project Name	Type of Projects	Estimated Construction Period	Estimated Pre-sale Commencement	Total Site Area (m2)	Total GFA (m2)	Total Number of Units
Baqiao New Development Zone	Land Development	2010- 2020	N/A	N/A	N/A	N/A
Puhua Phase Three	Multi-Family residential & Commercial	Q2/2012 -Q2/2014	Q4/2012	N/A	177,193	N/A
Puhua Phase Four	Multi-Family residential & Commercial	Q2/2013 -Q4/2014	Q3/2013	N/A	216,611	N/A
Park Plaza	Multi-Family residential & Commercial	Q1/2012- Q2/2014	Q1/2013	44,250	141,822	2,000
Golden Bay	Multi-Family residential & Commercial	Q1/2013- Q4/2014	Q2/2013	146,099	252,540	N/A
Textile City	Multi-Family residential & Commercial	Q3/2013- O3/2018	Q3/2013	433,014	630,000	N/A
Ankang Project	Multi-Family residential & Commercial	Q2/2012 -Q3/2015	Q4/2012	74,820	243,152	2,200

Baqiao New Development Zone : On March 9, 2007, we entered into a Share Transfer Agreement with the shareholders of Xi’an New Land Development Co., Ltd. (“New Land”), under which the Company acquired 32,000,000 shares of New Land, constituting 100% equity ownership of New Land. This acquisition gave the Company the exclusive right to develop and sell 487 acres of land in a newly designated satellite city of Xi’an (the “Baqiao Project”).

Xi’an has designated the Baqiao District as a major resettlement zone where the city expects 900,000 middle to upper income inhabitants to settle. The Xi’an local government intends to create a thriving commercial and residential zone similar to Pudong, Shanghai, which has provided many new economic opportunities and significant amounts of housing for Shanghai’s growing population.

The Xi’an municipal government plans to invest RMB 50 billion (over $7.6 billion) in infrastructure in the Baqiao New Development Zone. The construction of a large-scale public wetland park is well underway. It will embellish the natural environment adjacent to China Housing’s Baqiao Project.

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

In December 2010, we signed a preliminary contract with the government with the intention to acquire a 107 acre tract of land for the Textile City project. The new project, with an estimated total GFA of 630,000 square meters, is expected to begin in the third quarter of 2013.

After selling 18.4 acres, placing 79 acres in the Puhua project and approximately 42 acres in the Golden Bay Project and setting aside 107 acres for the Textile City project, approximately 241 acres remain available for the Company to develop in the Baqiao Project.

Puhua Phase Three: Puhua Phase Three is located within the Baqiao District, with a total GFA of 177,193 square meters. The project will consist residential buildings and commercial space. We expect to start presale of Puhua Phase Three in the fourth quarter of 2012.

Puhua Phase Four: Puhua Phase Four is located within the Baqiao District, with a total GFA of 216,611 square meters. The project will consist of residential buildings and commercial space. We expect to start presale of Puhua Phase Three in the third quarter of 2013.

Park Plaza: In July 2009, the Company entered into a Letter of Intent to acquire 44,250 square meters of land in the center of Xi’an for the Park Plaza project. In March 2011, the Company officially acquired the land use right for Park Plaza. The Company intends to develop a large mid-upper income residential and commercial development project on this site, with a gross floor area of 141,822 square meters. The four-year construction of Park Plaza began in the first quarter 2012. We anticipated accepting pre-sale purchase agreements in the first quarter of 2013, and revenues from pre-sale agreements will begin to be recognized when all revenue recognition criteria have been met. The total revenue from Park Plaza is estimated to be $154 million.

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

Ankang Project : The Ankang project is located in Ankang city, which is approximately 200 kilometers south of Xi’an in China’s Shanxi Province, The project consists of residential buildings and a commercial area. Construction started in the second quarter of 2012, and presales are expected to start in the fourth quarter. Total GFA is expected to reach 243,152 square meters. Total projected revenue is estimated to be $171.9 million.

Completed Projects with Units Available for Sale

Project name	Type of Projects	Completion Date	Total Site Area (m2)	Total GFA (m2)	Total Number of Units	Number of Units sold by September 30, 2012
JunJing II Phase One	Multi-Family residential & Commercial	Q4/2009	39,524	142,214	1,215	1,211
JunJing I	Multi-Family residential & Commercial	Q3/2006	55,588	167,931	1,671	1,667

JunJing II Phase One: We started the construction of JunJing II phase one in the third quarter of 2007 and started the pre-sale campaign in the second quarter of 2007. The project was completed in December 2009 and generated total revenue of $100.8 million.

[JunJIng II Phase Two has been sold out]

JunJingI: JunJing I was designed by the world-famous WSP architectural design house, was the first German style residential & commercial community in Xi’an. Its target customers were local middle income families. The project has 15 residential apartment buildings consisting of 1,671 one to five bedroom apartments. The project features secure parking, cable TV, hot water, heating systems and access to natural gas. Total GFA available was 167,931 square meters. JunJingI was also a commercial venture that houses small businesses serving the needs of JunJing I residents and the surrounding residential communities. The project was completed in September 2006.

CONSOLIDATED OPERATING RESULTS

Three Months Ended September 30, 2012 Compared With Three Months Ended September 30, 2011

Revenues

Our revenues are mainly derived from the sale of residential and commercial units and buildings, infrastructure work we perform for the local government and land development projects in the Baqiao area. In the third quarter of 2012, most of our revenues came from the Puhua Phase `One and Puhua Phase Two projects.

	Three months	Three months
	ended	Ended
Revenues by project:	Sep 30, 2012	Sep 30, 2011
US$
Project Under Construction
Puhua Phase One	3,814,640	12,852,050
Puhua Phase Two	15,421,851	12,588,905
JunJing III	4,863,938
Projects Completed
TsiningJunJing II Phase One		1,118,044
TsiningJunJing II Phase Two	$	$107,068
TsiningJunJing I		45,789
Other Projects	18,897	-
Revenues from the sale of properties	$24,119,326	$26,711,856

The following table summarizes details of our most significant projects:

	Three Months	Three Months
	Ended	Ended
Revenues by project:	Sep 30, 2012	Sep 30, 2011
US$
Project Under Construction
Puhua Phase One contract sales	$2,474,085	$5,806,231
Revenue	3,814,640	12,852,050
Total gross floor area (GFA) available for sale *	137,046	139,400
GFA sold during the period	1,716	4,829
Remaining GFA available for sale	12,314	18,099
Percentage of completion	98.9%	74.6%
Percentage GFA sold during the period	1.3%	3.5%
Percentage GFA sold to date	91.0%	87.2%
Average sales price per GFA	$1,442	$1,202

Puhua Phase Two contract sales	9,544,391	14,859,498
Revenue	$15,421,853	$12,588,905
Total gross floor area (GFA) available for sale *	261,104	260.810
GFA sold during the period	10,476	13,534
Remaining GFA available for sale	150,630	193,142
Percentage of completion	74.1%	47.58%
Percentage GFA sold during the period	4.0%	5.2%
Percentage GFA sold to date	42.3%	26.0%
Average sales price per GFA	$911	$1,098

JunJing III contract sales	753,382
Revenue	4,863,938
Total gross floor area (GFA) available for sale *	52,245
GFA sold during the period	539
Remaining GFA available for sale	1,738
Percentage of completion	91.4
Percentage GFA sold during the period	1.0%
Percentage GFA sold to date	96.7%
Average sales price per GFA	1,398

*Difference in total GFA available for sale is due to addition of a new building and or modification to floor plans.

Revenues from projects under construction

Puhua Phase One

Puhua Phase One consists of 7 garden houses, 2 mid-rise and 4 high-rise buildings with total expected revenues of approximately $124.1 million. During the third quarter of 2012, we were able to secure $2.5 million in contract sales. We also recognized approximately $3.8 million in revenues based on the percentage of completion method.

Puhua Phase Two

Puhua Phase two has expected revenues of approximately $246.7 million. During the third quarter of 2012, we were able to secure $9.5 million in contract sales. We also recognized approximately $15.4 million in revenues based on the percentage of completion method.

JunJing III

JunJing III is located near our JunJing II project and the city expressway. It has an expected total GFA of about 52,245 square meters. The project will consist of three high rise buildings, each 28 to 30 stories high. The project is targeting middle to high income customers who require a high quality living environment and convenient transportation to the city center. We started construction during the fourth quarter of 2010 and pre-sales began during the fourth quarter of 2011. The total estimated revenue from this project is about $52 million. We also recognized approximately $4.9 million revenues during the third quarter of 2012 based on the percentage of completion method.

Revenues from projects completed

The revenue from completed projects totaled $18,897 for the three months ended September 30, 2012, compared to $1,270,900 during the same period of 2011. Revenues from projects completed in the third quarter of 2012 were less than that of 2011, as we cleared our inventories on our completed projects during the third quarter of 2011.

Other income

Other income includes property management fees, rental income, revenues from the disposal of fixed assets, construction work for third party as well as government’s allowance for the equivalent cost of interest on the Company’s investments required to support infrastructure construction, continued river management and suburban planning for the entire Baqiao high-technology industrial park. We recognized $4,798,239 in other income for the three months ended September 30, 2012 compared with $5,387,137 in the same period of 2011. The increase can be explained by the following table, which summarizes the breakdown of the other income and the changes during the three months ended September 30, 2012 and 2011:

	For the three months ended
	September 30,	September 30,
	2012	2011
Interest income	$13,630	58,923
Rental income	250,404	243,348
Income from property management services	894,414	787,818
External construction contracts	3,522,215	3,087,683
Gain on disposal of property and equipment	37,544	95,100
Miscellaneous income	80,032	1,114,265
Total	$4,798,239	5,387,137

Cost of properties and land

The cost of properties and land in the three months ended September 30, 2012 increased 2.1 percent to $19,231,940 compared with $18,829,374 in the same period of 2011. The increase of cost is due to adjustment of total estimated cost according to the actual practice and estimate of the future cost.

Gross profit and profit margin

Gross profit for the three months ended September 30, 2012 was $5,551,269, representing a 41.7 percent decrease from $9,526,423 in the same period of 2011. The gross profit margin for the three months ended September 30, 2012 was 19.2 percent compared with 29.7 percent in the same period of 2011. The decrease of gross profit margin is due the adjustment of total estimate cost and the Company recorded the accumulated impact in the third quarter of 2012.

Revisions in estimated gross profit margins related to revenue recognized under the percentage of completion method for projects under construction and met all revenue recognition criteria are made in the period in which circumstances requiring the revisions become known.

During the three months ended September 30, 2012, real estate development projects with gross profits recognized as at June 30, 2012 had changes in their estimated gross profit margins. As a result of these changes of gross profit, net income for the three months ended September 30, 2012 decreased by $2,379,382 (three months ended September 30, 2011 – increase by $19,458) or a decrease of $0.068 for both basic and diluted earnings per share for the three months ended September 30, 2012 (three months ended September 30, 2011–increased by $0.001 in both basic and diluted earnings per share).

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) for the three months ended September 30, 2012 increased 27.6 percent to $3,717,423 from $2,913,008 in the same period of 2011. Such increase was primarily due to increased advertisement expenses during the third quarter of 2012, and increased employee salary, which contributed to the higher administrative expenses. SG&A accounted for 12.9 percent of total revenue in the third quarter of 2012 compared to 9.1 percent for the same period in 2011. The increase in SG&A to total revenue is primarily due to the decrease of revenue.

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

Compensation expense for stock options is recognized over the vesting period. During the three months ended September 30, 2012, compensation expense of $96,438 (September 30, 2011 - $96,438) was recognized in the unaudited interim condensed consolidated statements of income.

Other (income) expenses

Other (income) expenses mainly consists of late delivery settlements maintenance costs and some miscellaneous income. Other (income) expenses in the three months ended September 30, 2012 were $(22,503) compared with $54,267 in the same period of 2011. This amount is miscellaneous income from projects in Tsining.

Financing expense

Financing expense in the three months ended September 30, 2012 decreased 57.1 percent to $63,764 from $148,739 in the same period of 2011. The decrease is primarily due to reduction in bank processing fees.

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

The company recorded $(109,334) in the change in fair value of embedded derivatives in the three months ended September 30, 2012 compared with $(60,705) in the same period of 2011.The change in fair value of embedded derivatives during the third quarter of 2012 was mainly due to shortened expected life of embedded derivatives and lower volatility.

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

The change in fair value of warrants was $(976) in the three months ended September 30, 2012, compared to $58,937 during the same period of 2011, which consisted of the periodic adjustment to the estimated cost to the company to provide the common shares, assuming that all of the warrants will be exercised sometime in the future, and expiration of warrants during the fiscal year. The basis for estimating the cost to provide the common shares was provided by the valuation model. The CRR model depends on the following assumptions: the Company’s common stock price underlying the warrants; strike price; expected life; expected volatility; risk free interest rate; and dividend rate. The change in fair value of embedded derivatives during the third quarter of 2012 was mainly due to shortened expected life of embedded derivatives, decreased warrants number and lower volatility.

Provision for income taxes

The $975,645 provision for income taxes for the three months ended September 30, 2012 decreased from $1,758,024 for the three months ended September 30, 2011 due to decrease in net income.

Net income

Net income for the three months ended September 30, 2012 decreased 79.8 percent to $887,633 compared to $4,402,866 in the same period of 2011. The decrease in net income was mainly due to reduced total revenue, decreased profit margins, and increase in operating expenses.

Basic and diluted earnings per share

Basic earnings per share was $0.03 in the three months ended September 30, 2012, compared to $0.13 in the same period of 2011. Diluted earnings per share was $0.03 in the three months ended September 30, 2012, compared to $0.12 in the same period of 2011. The number of shares outstanding did not change significantly from year to year. Earnings available to distribute decreased to $0.9 million in the third quarter of 2012 from $4.4 million in the third quarter of 2011.

Common shares used to calculate basic and diluted EPS

The weighted average shares outstanding used to calculate basic earnings per share was 35,086,599 shares in the three months ended September 30, 2012 and 35,071,915 shares in the same period of 2011. The weighted average shares outstanding used to calculate the diluted earnings per share was 35,086,599 shares in the three months ended September 30, 2012 and 36,687,624 shares in the same period of 2011.

Foreign exchange

The company operates in China and the functional currency is Chinese Renminbi (RMB) but the reporting currency is the U.S. dollar, based on the exchange rate of the two currencies. The fluctuation of exchange rates during the three months ended September 30, 2012 and the same period of 2011, when translating the operating results and financial positions at different exchange rates created the accrued gain (loss) on foreign exchange. The gain on foreign exchange in the three months ended September 30, 2012 was $2,303,737, compared with a gain of $2,107,334 in the same period of 2011.

Nine Months Ended September 30, 2011 Compared With Nine Months Ended September 30, 2010

Revenues

Our revenues are mainly derived from the sale of residential and commercial units and buildings, infrastructure work we perform for the local government and land development projects in the Baqiao area.

In the nine months ended September 30, 2012, most of our revenues came from JunJing III, Puhua Phase One and Puhua Phase Two projects.

	Nine months	Nine months
	ended	ended
Revenues by project:	September 30, 2012	September 30, 2011
US dollars
Project Under Construction
Puhua Phase One	20,636,268	25,775,409
Puhua Phase Two	31,733,997	25,992,965
JunJing III	19,806,526	-

Projects Completed
TsiningJunJing II Phase Two	-	6,270,097
TsiningJunJing II Phase One	3,256,293	2,391,817
TsiningJunJing I	(828,763)	718,485
Additional Project	18,897	793,156
Revenues from the sale of properties	$74,623,218	$61,941,929

Revenues from projects under construction

Puhua Phase One and Phase Two

Puhua Phase One consists of 7 garden houses, 2 mid-rises and 4 high-rises buildings with total expected revenues of approximately $124.1 million. Puhua Phase Two consists of 11 mid-rises and high-rises. We were able to secure $37.6 million in contract sales for the 9 months ended September 30, 2012 for Phase One and Phase Two and in total we recognized approximately $52.3 million of revenue for the two projects during the 9 months ended September 30, 2012.

JunJing III

JunJing III is located near our JunJing II project and the city expressway. It has an expected total GFA of about 52,245 square meters. The project will consist of three high rise buildings, each 28 to 30 stories high. The project is targeting middle to high income customers who require a high quality living environment and convenient transportation to the city center. We started construction during the fourth quarter of 2010 and pre-sales began during the fourth quarter of 2011. The total estimated revenue from this project is about $52.2 million. We have recognized $19.8 million during the nine months ended September 30, 2012.

Revenues from projects completed

The revenue from completed projects totaled $2,446,286 for the nine months ended September 30, 2012, compared to $10,173,555 during the same period of 2011. Revenues from projects completed in the third quarter of 2012 were less than that of 2011, as we cleared our inventories on our completed projects during the third quarter of 2011.

Other revenue

Other income includes property management fees, rental income, revenues from the disposal of fixed assets, and construction work done for the third party as well as government’s allowance for the equivalent cost of interest on the Company’s investments required to support infrastructure construction, continued river management and suburban planning for the entire Baqiao high-technology industrial park. We recognized $12,811,638 in other income for the nine months ended September 30, 2012 compared with $12,966,952 in the same period of 2011. The 1.2 percent decrease can be explained by the following table, which summarizes the breakdown of the other income and the corresponding changes during the nine months ended September 30, 2012 and 2011:

	For the nine months ended
	September 30,	September 30,
	2012	2011
Interest income	106,005	144,054
Rental income	870,322	1,105,668
Income from property management services	2,947,985	2,580,092
External construction contracts	8,651,952	5,850,877
Gain on disposal of property and equipment	70,098	2,132,235
Miscellaneous income	165,276	1,154,026
Total	12,811,638	12,966,952

Cost of properties and land

The cost of properties and land for the nine months ended September 30, 2012increased 21.4 percent to $56,580,709 compared with $46,618,588 in the same period of 2011. The increase of cost is in line with the increase in revenue.

Gross profit and profit margin

Gross profit for the nine months ended September 30, 2012 was $20,687,833, representing an increase of 1.6 percent from $20,362,673 in the same period of 2011. The gross profit margin for the nine months ended September 30, 2012 was 23.7 percent compared with 27.2 percent in the same period of 2011. The increase of gross profit margin is not in the same trend of revenue because the Company adjusted total estimated cost and the Company recorded the accumulated impact in the third quarter of 2012.

Revisions in estimated gross profit margins related to revenue recognized under the percentage of completion method for projects under construction and met all revenue recognition criteria are made in the period in which circumstances requiring the revisions become known.

During the nine months ended September 30, 2012, real estate development projects with gross profits recognized for the year ended December 31, 2011 had changes in their estimated gross profit margins. As a result of these changes of gross profit, net income for the nine months ended September 30, 2012 decreased by $2,314,689 (nine months ended September 30, 2011 – decreaseby $5,257,399) or a decrease $0.066 for basic and diluted earnings per share for the nine months ended September 30, 2012 (nine months ended September 30, 2011–decreased by $0.152 and $0.145 in both basic and diluted earnings per share).

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) for the nine months ended September 30, 2012 increased 10.7 percent to $10,697,177 from $9,667,449 in the same period of 2011. SG&A accounted for 12.2 percent of total revenue for the nine months ended September 30, 2012 compared to 12.9 percent for the same period in 2011.Such increase was primarily due to higher selling expense associated with higher sales revenues during the nine months ended September 30, 2012 and increased employee salary, which contributed to the increased administrative expenses.

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

Compensation expense for stock options is recognized over the vesting period. During the nine months ended September 30, 2012, compensation expense of $909,434 (September 30, 2011 - $114,258) was recognized in the unaudited interim condensed consolidated statements of income. In addition, the Company also grants shares to various directors or executives for services provided. The common stock granted was valued based on the closing price of the shares on the grant date. The fair value of the shares was recognized as stock-based compensation in the unaudited interim condensed consolidated statements of income.

Other expenses

Other expenses consist mainly of late delivery settlements and maintenance costs. Other expenses in the nine months ended September 30, 2012 decreased to $42,385 compared with $444,745 in the same period of 2011.

Financing expense

Interest expense in the nine months ended September 30, 2012 decreased 64.5 percent to $394,712 from $1,111,347 in the same period of 2011. The decrease was primarily due to reduction in bank processing fees.

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

The company recorded $(330,628) in the change in fair value of embedded derivatives in the nine months ended September 30, 2012 compared with $(1,522,937) in the same period of 2011.The change in fair value of embedded derivatives during the nine months ended September 30, 2012 was mainly due to shortened expected life of embedded derivatives and lower volatility.

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

The change in fair value of warrants was $(4,162) in the nine months ended September 30, 2012, compared to $(1,055,337) during the same period of 2011, which consisted of the periodic adjustment to the estimated cost to the company to provide the common shares, assuming that all of the warrants will be exercised sometime in the future, and expiration of warrants during the period. The basis for estimating the cost to provide the common shares was provided by the valuation model. The CRR model depends on the following assumptions: the Company’s common stock price underlying the warrants; strike price; expected life; expected volatility; risk free interest rate; and dividend rate. The change in fair value of embedded derivatives during the nine months ended September 30, 2012 was mainly due to shortened expected life of embedded derivatives, decrease in number of warrants and lower volatility.

Provision of income taxes

The income tax decreased from $3,529,614 for the nine months ended September 30, 2011 to $3,317,157 for the nine months ended September 30, 2012 due to the decrease of net income.

Net income

Net income for the nine months ended September 30, 2012 decreased 32.5 percent to $5,029,794 compared to $7,446,849 in the same period of 2011. The decrease in net income was mainly due to reduced profit margin, and increased SG&A expense.

The periodic revaluation of derivatives and warrants also contributed approximately $0.3 million during the nine months ended September 30, 2012.

Basic and diluted earnings per share

Basic earnings per share was $0.14 in the nine months ended September 30, 2012, compared to $0.21 in the same period of 2011. Diluted earnings per share were $0.14 in the nine months ended September 30, 2012, compared to $0.18 in the same period of 2011. The number of shares outstanding did not change significantly from year to year. Earnings available to distribute decreased to $5.0 million for the nine months ended September 30, 2012 from $7.4 million in the same period 2011.

Common shares used to calculate basic and diluted EPS

The weighted average shares outstanding used to calculate basic earnings per share was 34,911,173 shares in the nine months ended September 30, 2012 and 34,683,383 shares in the same period of 2011. The weighted average shares outstanding used to calculate the diluted earnings per share was 34,911,173 shares in the nine months ended September 30, 2012 and 36,299,092 shares in the same period of 2011.

Foreign exchange

The company operates in China and the functional currency is Chinese Renminbi (RMB) but the reporting currency is the U.S. dollar, based on the exchange rate of the two currencies. The fluctuation of exchange rates during the nine months ended September 30, 2012 and the same period of 2011, when translating the operating results and financial positions at different exchange rates, created the accrued gain (loss) on foreign exchange. The gain on foreign exchange in the nine months ended September 30, 2012 was $433,912, compared with $5,191,323 in the same period of 2011.

Cash flow discussion

There is a net cash outflow of $12,041,292 during the nine months ended September 30, 2012 compared to $24,680,674 cash inflow during the same period of 2011.

Operating activity cash outflow was $25,820,559 in the nine months ended September 30, 2012, compared to operating cash inflow of $9,283,511 in the same period of 2011. The cash outflows were primarily from the increase in property development.

There was a cash inflow of $13,035,514 for investing activities for the nine months ended September 30, 2012, compared to investing cash outflow of $4,835,993 for the same period of 2011. The cash inflows during the first nine months of 2012 were primarily from the change in restricted cash.

There was a cash inflow of $743,753 for financing activities for the nine months ended September 30, 2012 compared with $20,233,156 of financing cash inflow in the same period of 2011 due to the additional loans.

Debt leverage

Total debt consists of loans from employees, loans payable, convertible debt and mandatorily redeemable non-controlling interests in Subsidiaries.

Total debt outstanding as of September 30, 2012 was $198.3 million compared with $192.4 million on December 31, 2011. Net debt outstanding (total debt less cash and restricted cash) as of September 30, 2012 was $103.6 million compared with $64.7 million on December 31, 2011. The Company’s net debt as a percentage of total capital (net debt plus shareholders’ equity) was 43.3 percent on September 30, 2012 and 33.4 percent on December 31, 2011, which mainly resulted from additional debt financing.

Liquidity and capital resources

Our principal liquidity demands are based on the development of new properties, property acquisitions, and general corporate purposes. As of September 30, 2012, we had $9,945,932 of cash and cash equivalents, compared to $22,014,953 as of December 31, 2011, a decrease of $12,069,021. Along with progress in projects, we can use the internally generated cash flow to fund daily operations.

The Company leases part of its office and hotel space under various operating lease agreements with expiration dates between the years 2010 and 2019.

The Company also had various commitments related to land use rights acquisition with unpaid balances of approximately $18.7 million. The balances are not due until the vendor removes the existing building on the land and changes the zoning status of the land use rights certificate. Based on current conditions, the Company estimates that the balances will be paid in one year.

In connection to the loans borrowed from XinYing, the Company also signed a finance consulting agreement with XinYing where the Company is committed to pay consulting fees on a quarterly basis up to July 2015 for financing services provided.

All future payments required under the various agreements are summarized below:

	Payment due by period
Commitments and Contingencies	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	After 5 years
Operating leases	$7,775,972	1,351,518	1,218,923	1,218,923	1,218,923	1,218,923	1,548,762
Finance consulting	6,844,821	2,183,840	2,482,179	2,178,802	-	-	-
Land use rights	18,727,724	18,727,724	-	-	-	-	-
Total	$33,348,517	$22,263,082	$3,701,102	$3,397,725	$1,218,923	$1,218,923	$1,548,762

Financial obligations

As of September 30, 2012, we had total loans of $ 142,332,730 with a weighted average interest rate of 6.03%, compared with loans of $148,402,690 as of December 31, 2011, with a weighted average interest rate of 6.7%.

Our mortgage debt (total bank loans) is secured by the assets of the Company.

Loans payable

Loans represent amounts due to various banks. These loans generally can be renewed with the banks when they expire. Loans as of September 30, 2012 and December 31, 2010 consisted of the following:

	September 30, 2012	December 31, 2011
Xi’an Rural Credit Union Zao Yuan Rd. Branch
Originally due July 2, 2011, renewed on September 27, 2011 and extended to July 1, 2012, annual interest is at 8.856%, secured by the Company’s Jun Jing Yuan I building No. 12, HanYuan and guaranteed by the Company’s President, President’s spouse, CEO, Tsining’s former general manager and his spouse. This amount was fully repaid in July 2012.	$-	$2,542,143

Xinhua Trust Investments Ltd.
Due February 10, 2012, annual interest is at 10%, secured by the 24G project. This loan was fully repaid in February 2012.	-	23,832,600

Bank of Xian
Annual interest is fixed at 130% of People’s Bank of China prime rate at the time of borrowing (or 8.528%), secured by the Company’s JunJing building No.12. The loan expires on August 29, 2012, and was fully repaid in July 2012.	-	2,224,376

Bank of Beijing, Xi’an Branch
Due December 10, 2012 and subject to certain repayment requirements based on percentage of sales contract signed over total estimated sales amount of PuHua Phase I, annual interest is at the prime rate of People’s Bank of China (or 6.40%). The Company has restricted cash of $15,973,797 deposited with Bank of Beijing as collateral.	15,911,405	15,888,400

Due November 30, 2014 and subject to certain repayment requirements based on percentage of sales contract signed over total estimated sales amount of PuHua Phase II, annual interest is at the 130% of People’s Bank of China prime rate (or 8.32%). The loan is secured by Puhua project’s land use rights and construction in progress. The repayment schedule is as follows: November 30, 2012 – $1,591,141 (RMB 10 million); May 30, 2013 - $9,546,843 (RMB 60 million); November 30, 2013 - $9,546,843 (RMB 60 million); May 30, 2014 - $4,773,422 (RMB 30 million); November 30, 2014 - $4,773,422 (RMB 30 million).	30,231,670	11,121,880

Tianjin Cube Equity Investment Fund Partnership
Originally due on January 27, 2012 and extended to July 27, 2012, annual interest is 9.6%, secured by JunJing II Commercial Units, JunJing I Residential units and part of Company’s Park Plaza project as temporary collaterals, 100% ownership of Xi’an Tsinging Housing Development Co. Ltd.’s shares, corporate guarantee from Xinxing Construction, Newland, Xinxing Property, Wayfast, the Company, personal guarantee from the President of the Company and current and future accounts receivable from Park Plaza project. The temporary collaterals can be replaced with the land use rights and construction in progress of the Park Plaza project once the Company obtained the land use rights for this project and approval from the lender. The land use rights have been obtained during the quarter. The balance was fully repaid in July 2012.	-	31,776,800

JP Morgan
Originally due on March 13, 2011 and extended to November 12, 2012, annual interest is at 1.97%, secured by $35,641,548 of restricted cash.	30,016,491	30,016,491

Bank of China, Macau Branch
Due December 16, 2013, annual interest is based on 3-month London Interbank Offered Rate(“LIBOR”) rate plus 3.6%. The 3-month LIBOR rate at September 30, 2012 was 0.3856%, secured by $31,822,811 of restricted cash.	31,000,000	31,000,000

Construction Bank of China
Due on March 6, 2015,annual interest is 101% of People’s Bank of China prime rate (or 6.46%). The loan is secured by JunJing III’s construction in progress and land use rights. The repayment schedule per agreement is as follows: March 2013 - $1,591,141 (RMB10 million); August 2013 - $2,386,711 (RMB 15 million); March 2014 - $2,386,711 (RMB 15 million); August 2014 - $795,570 (RMB 5 million); March 2015 – 795,570 (RMB 5 million). The loan is also subject to certain repayment requirements based on percentage of sales contract signed over total estimated sales amount of JunJing III. The company repaid $5,568,992 (RMB 35 million) during the quarter.	2,386,711	-

Third party vendor
Due August 8, 2012, renewed subsequently and extended to August 8, 2013, non-interest bearing and unsecured. Repayment made with certain real estate held for development or sale and property (Note 3)	168,072	-

Xi’an Xinxing Days Hotel & Suites Co., Ltd. (“Days Hotel”)		-
Unsecured, due September 29, 2012. Annual interest is 20% (Note 18)	1,591,141	-
Unsecured, due December 31, 2012. Annual interest rate is 15% (Note 18)	2,068,483	-
Unsecured, due between June 30, 2013 and September 12, 2013. Annual interest in 20% (Note 18)	5,091,650	-

Shanghai XinYing Fund, LLC (“XinYing”)
Due August 7, 2014, annual interest is 9.6%, secured by 100% ownership of Xinxing Construction’s shares, corporate guarantee from Tsining, Puhua, and the Company (Note 18), and is also subject to a consulting fee agreement (Note 17). The repayment schedule per agreement was as follows: June 1, 2013 - $1,591,141 (RMB 10 million); December 1, 2013 - $1,591,141 (RMB 10 million); June 1, 2014 - $1,591,141 (RMB 10 million); August 7, 2014 – 19,093,686 (RMB 120 million).	23,867,108	-
Total	$142,332,730	$148,402,690

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to the following market risks, including but not limited to:

General Real Estate Risk

There is a risk that the Company’s property values could go down due to general economic conditions, a weak market for real estate generally, or changing supply and demand. The Company’s property held for sale value, approximately $227 million at the end of September 30, 2012, may change due to market fluctuations. Currently, it is valued at our cost which is significantly below the market value.

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

(b)     Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2012, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.Risk Factors.

We have no material changes to the risk factors previously disclosed in our Form 10-K, as amended, for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4.Mining Safely Disclosures

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

China Housing & Land Development, Inc.

November 14, 2012	By:	/s/ Xiaohong Feng
Xiaohong Feng
Chief Executive Officer
(Principal Executive Officer)

November 14, 2012	By:	/s/ Cangsang Huang
Cangsang Huang
Chief Financial Officer
(Principal Financial and Accounting Officer)

