Form 10-K
period 2012-12-31
China Housing & Land Development, Inc.
filed 2013-04-01
CIK 1303330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

1008 Liuxue Road, Baqiao District

 Xi’an, Shaanxi Province

 China 710038

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No ☒

The number of shares outstanding of our common stock as of June 30, 2012, was 35,438,079 shares. The aggregate market value of the common stock held by non-affiliates (16,925,107 shares), based on the closing market price ($1.97 per share) of the common stock as of June 30, 2012 was $33,342,461.

As of March 31, 2013 the number of shares of the registrant’s classes of common stock outstanding was 35,086,599.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

None	Not applicable

TABLE OF CONTENT

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

PART I

ITEM 1	BUSINESS
ITEM 1A	RISK FACTORS
ITEM 1B	UNRESOLVED STAFF COMMENTS
ITEM 2	PROPERTIES
ITEM 3	LEGAL PROCEEDINGS
ITEM 4	MINE SAFETY DISCLOSURES

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6	SELECTED FINANCIAL DATA
ITEM 7	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A	CONTROLS AND PROCEDURES
ITEM 9B	OTHER INFORMATION

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ITEM 11	EXECUTIVE COMPENSATION
ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE
ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

SIGNATURES

 Except as otherwise indicated by the context, references in this Form 10-K to:

•	“U.S. Dollar,” “$” and “US$” mean the legal currency of the United States of America.
•	“RMB” means Renminbi, the legal currency of China.
•	“China” or the “PRC” are references to the People’s Republic of China.
•	“SEC” is a reference to the Securities & Exchange Commission of the United States of America.

This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement of us by such companies, or any relationship with any of these companies.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding our future financial position, business strategy and plans and objectives of management for future operations. When used in this filing, the words believe, may, will, estimate, continue, anticipate, intend, expect, and similar expressions are intended to identify forward-looking statements.

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

PART I

ITEM 1.  BUSINESS

OUR COMPANY

We are a leading residential developer with a focus on fast growing Tier II and Tier III cities in western China. We are dedicated to providing quality, and affordable housing to middle class families. The majority of our customers are first time home buyers and first time up-graders, who, we believe, will benefit from China’s rapid gross domestic product (“GDP”) growth and the middle classes’ corresponding increase in purchasing power.

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

As we are focusing primarily on the demand from first time home buyers and first time up-graders in western China, the majority of our apartments range in size from 70 square meters to 120 square meters; with such sizes considered to be a stable market section of the residential real estate market in western China. Our typical residential project is approximately 100,000 square meters in size and consists of multiple high-rise, middle-rise and low-rise buildings as well as a community center, commercial units, educational facilities (such as kindergartens) and other auxiliary facilities. In addition, we provide property management services to our developments and have exclusive membership systems for our customers. We typically generate a large portion of our sales through referrals from our existing customers.

We acquire our land reserves and development sites primarily from the local government, open-market auctions, acquisitions of old factories from the government and acquisitions of distressed assets from commercial banks. We do not depend on a single method of land acquisition, which enables us to acquire land at reasonable costs and, generally enables us to generate higher returns from our developments. We intend to continue our expansion into other strategically selected cities in western China by leveraging our brand name and scalable business model.

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

Expand into Other Tier II and Tier III Cities. We believe our proven business model and expertise can be replicated in other Tier II and Tier III cities, especially in western China. For example, in 2011, we entered into the Ankang city market for a residential project. Furthermore, we have identified certain other cities that possess attractive replication dynamics.

Continue to Focus on the Middle Market. Since the middle class has growing purchasing power and, as a result of prevailing Chinese culture and values, a strong desire to own homes, we believe the demands for residential real estate from the emerging middle class will offer attractive opportunities for the growth of our Company. Thus, we plan to leverage our brand name, experience and design capabilities to meet this middle class demands.

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

Attractive market opportunity

The real estate market in western China has grown slower than that of eastern China. We believe the region is well positioned to grow at faster rates for the next few years due to social and economic factors. Our business model has proven to be efficient and we plan to expand into other Tier II and Tier III cities in western China. Our growth strategy is focused on western China, and we believe we will significantly benefit from the Chinese government’s “Go West” policy, which encourages economic development in and population movement to western China.

Unique and proven business model

Due to strong local project experience and long-term working relationships with the central and local governments, we generally have been able to acquire land assets at prices more reasonable than those obtained by our competitors. We are primarily focused on capitalizing on rising demand for properties from China’s emerging middle class, which has significant purchasing power and a strong demand for residential housing. In order to leverage our brand to appeal to the middle class, we use various advertising media to market our property developments and to reach our target demographic, including newspapers, magazines, television, radio, e-marketing and outdoor billboards. We believe that our brand is widely recognized in our market and is known for high quality products at cost-effective prices.

Experienced management team

We have an experienced management team with a proven track record of developing and expanding our operations. Our four primary officers have more than 70 years of experience developing residential properties. As a result, we have developed extensive core competencies that are supplemented by in-house training and development programs. We believe that our management’s core competencies, extensive industry experience and long-term vision and strategy will enable us to effectively realize growth opportunities.

Greater access to financing through multiple channels

We enjoy multiple long-term relationships with a number of high quality Chinese banks and these relationships ensure timely access to capital. Our loan facilities are mainly used for development projects and the day to day operation our business. Besides traditional banks, we also work with other financial institutions, such as trust companies and real estate funds to diversity our funding channels and risks.

Corporate History

We are a Nevada company and conduct substantially all of our business through our operating subsidiaries in China. We were incorporated in the state of Nevada on July 6, 2004, as Pacific Northwest Productions Inc. On May 5, 2006, we changed our name to China Housing & Land Development, Inc. Currently we own 8 operating subsidiaries, 3 Hong Kong Special Purpose Vehicles (“SPV”) and 3 British Virgin Island holding companies (“BVI”). The BVI holding companies and Hong Kong SPVs are used as holding companies.

On April 21, 2006, we acquired 100% of the shares of Xi’an Tsining Housing Development Co., Ltd (“Tsining”) through a share purchase agreement.

On March 9, 2007, we acquired 100% of the shares of Xi’an New Land Development Co., Ltd. (“New Land”).

On November 5, 2008, the Company and Prax Capital entered into a Joint Venture agreement to set up Puhua (Xi’an) Real Estate Development Co., Ltd.(“Puhua”). On May 10, 2010, the Company signed an Amended and Restated Shareholders’ Agreement with Prax Capital which became effective on January 1, 2010. The Company was committed to redeeming Prax’s investment. Thus, the Company acquired 100% ownership of Puhua in 2010.

On January 20, 2009, we signed an equity purchase agreement with the shareholders of Xi’an Xinxing Property Management Co., Ltd. (“Xinxing Property”) and acquired 100% ownership of Xinxing Property.

On January 15, 2010, we acquired 100% ownership of Suodi Co., Ltd., (“Suodi”).

On March 31, 2010, we incorporated Xinxing Fangzhou Housing Development Co., Ltd., (“Fangzhou”).

On October 1, 2010, we acquired 100% shares of Xinxing Construction Co., Ltd, (“Xinxing Construction”).

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

Since its inception, our business model has proven to be efficient and profitable. We divide each project into five deployment phases, spanning from land acquisition to after sale services.

Our average project development lasts over two years and begins to provide us with revenues after three quarters.

Land Acquisition

To date, we have been successful in acquiring land from many sources including open market auctions, co-development with local governments and through the acquisition of distressed assets, such as bankrupt factories. We have achieved this through our long-term relationships with the central and local governments. We rarely engage in open bidding for land.

Planning & Design

We work with world class architecture firms for most of our projects and maintain an in-house design team to supplement projects with our significant local knowledge. We also deploy an advanced cost control system and an enterprise resource planning system, which enables us to monitor and analyze our construction costs and progress on a daily basis.

Construction

We acquired Xinxing Construction on October 1, 2010. Through ownership of our own construction arm, we can better guarantee our customers receive high quality housing products. We can also enhance our cost control procedures in monitoring the construction process and thereby increase our margins. Furthermore, we can maintain our strong track record of providing quality products on-time.

Marketing & Pre-Sales

We initiate the pre-sales process once we finish foundation construction and receive the requisite pre-sales permits from the government – our sales efforts are partly outsourced to external professionals. Currently, we work with well-known sales agents, such as E-House and World Union Properties, which ranked number 1 and 2 in China, respectively. Pre-sales provide us with income and many of our projects become cash flow positive within nine months.

After Sales Service

We always follow-up with our customers after a sale to foster good and lasting relationships as well as to help secure future recommendations. We also have a wholly-owned property management company which performs integrated after-sales services, such as maintenance.

Corporate Information

In October 2012, we moved to a new office building located at 1008 Liuxue Road, Baqiao District, Xi’an, 710038, People’s Republic of China. Our telephone number at this address is (86-29) 8258-2632 and our fax number is (86-29) 8258-2640.

Investor inquiries should be directed to us at the address and telephone number of our principal executive offices set forth above. Our website is http://www.chldinc.com.

Our Industry

We focus primarily on the development, construction, sale and management of residential real estate properties in order to provide affordable housing to middle class consumers in western China. Our target demographic primarily consists of first time purchasers and first time up-graders. Our current development projects are located in Xi’an, Shaanxi Province, in the PRC. We have expanded into Ankang, a Tier III city in Shaanxi Province, and we will continue our expansion into other Tier II and Tier III cities in western China.

Overall Industry Overview

In early 2000, the Chinese real estate industry started to transition towards a market-oriented system. Although the Chinese government still owns all of the urban land in China, land use rights, with terms of up to 70 years, can be granted to, and owned or leased by, private individuals and companies. A large and active market in the private sector has developed for sales and transfers of land use rights that were initially granted by the Chinese government. All property units built on such land belongs to private developers for the period indicated. The recent transition in the real estate industry’s structure in China has fostered the development of real estate-related businesses, such as property development, property management and real estate agencies.

The significant growth of the Chinese economy during the past decade has led to a significant expansion of the real estate industry. This expansion has been supported by other factors, including increasing urbanization, growing personal wealth, as well as the emergence of the mortgage lending market. Meanwhile, culturally, as real estate is the most important asset to many Chinese families, it attracts serious attention from the government. Thus, the Chinese government has imposed a series of policies intended to help the real estate industry to grow in a rational and healthy fashion. The following table sets forth selected statistics for the overall real estate industry in mainland China for the periods indicated.

Source: China Statistic Year Book (all government data is based on calendar year)

With the advent of the global financial crisis in second half of 2008, the Chinese government instituted a number of measures designed to enhance the real estate industry and stimulate the economy. However, the average selling price of real estate increased dramatically and, in the second half of 2009, the government had to undertake measure to curb real estate prices.

Government Policies

Starting in April 2010, the Chinese central government introduced a number of polices to restrain housing prices from irrational increases. These polices mainly included differentiating mortgage purchases interest rates among first, and second home buyers (first time up-graders) and speculators, limiting housing demand by restricting housing purchases by non-resident buyers, increasing land supply and taxation measures.

On the demand side, the Chinese central government took the following measures to reduce total demand in the real estate market: Since April 2010, the Chinese central government increased the mortgage rates for second home buyers to 110% of the benchmark rates and ceased approving third home mortgages. The down payments amount for second time home purchasers was also increased to up to 50% of the home cost. Further, though varied in different cities, most Tier I and Tier II cities forbade non-resident home purchases and resident third time home purchases in order to restrict speculation. In addition, a 20% capital gains tax would be collected for secondary housing transactions on real estate properties with a holding period of less than five years. A property tax was applied in Shanghai and Chongqing and will be expanded to cover more cities with large housing stocks.

On the supply side, according to the China Ministry of Land and Resources, land supply for residential development was planned to increase to 1,726 million square meters during 2012, an increase of 38% compared with actual land supply in 2011. Social housing construction will accelerate to increase the housing supplies for first time home buyers. According to the Ministry of Housing and Urban-Rural Development (MOHURD), the Chinese government will complete 4.7 million new social housing units in 2013, compared with 5 million units in 2012, and begin construction of 6.3 million units in 2013, compared with 7 million units in 2012.

Apart from adjusting supply and demand, the central government required local governments to take certain measures to prevent real estate average selling prices (ASP) from increasing too fast as compared to local GDP growth rates or local income growth rates.

During 2012, the Chinese real estate industry continued to be heavily influenced by government policies designed to create rational and healthy real estate industry growth.

Although heavily regulated, the Chinese real estate industry still has strong fundamentals.

Growth Drivers

Western China

We believe the residential real estate industry is well positioned to grow at comparable rates to economy growth for the next few years due to social, economic and government stimulus-related factors. Key growth drivers include the following:

•	“Go West” policy. The “Go West” policy encourages economic development in and population movement to western China, which includes 6 provinces, 5 autonomous regions and 1 municipality. These areas comprise 56% of mainland China’s land but only approximately 23% of its population. The policy was issued in 1999, and the plan is divided into 3 phases. Phase I (2001-2010) includes the development of infrastructure (transport, hydropower plants, energy, and telecommunications), enticement of foreign investment, increased ecological protection efforts (such as reforestation), promotion of education, and retention of talent that would otherwise flow to more affluent provinces. Based on improved infrastructure, strategic structuring, and system development from Phase I, Phase II (2011-2030) will foster specialized industry and further facilitate economic growth from industrialization and marketization, etc. Phase III (2031-2050) will further improve living standards for all the residents of western China, especially people in remote areas. As a result, significant foreign and domestic investments in Xi’an and throughout western China are set to support the growth of middle class incomes.

Source: China Statistic Year Book (all government data is based on calendar year)

•	Increasing Urbanization in China. The strong demand for residential properties is also driven, in part, by increasing urbanization. The urban population in China has grown significantly over the past 10 years, creating higher demand for housing in many cities. In 2012, China’s urbanization rate surpassed 52%, reaching 52.6%. The central government reiterated the importance of urbanization stimulation in early 2013. The table set forth below shows China’s urban population, total population and urbanization rates.
•	New urbanization trends of population to the West. The urbanization rate in Tier II cities is higher than the total population growth of China. Over 300 million urban new comers are expected to need housing in the next two decades. According to data from the Xi’an Statistical Bureau, in 2012 the population of Xi’an was 8.55 million, and the urbanization rate was 71.5%. The government projects the population will increase to 10.7 million and the urbanization rate will reach 80% in 2020.

 Source: National Bureau of Statistics.

•	China’s Rapidly Growing Middle-Class Population. China’s current population stands at over 1.3 billion and is expected to reach 1.4 billion by 2026. The middle-class is the fastest growing segment of the population with 130 million people in 2006 and is expected to grow to 500 million by 2026. The middle class is currently defined as house-holds with an annual income of between $6,000 and $25,000, with housing the number one expense category. Rapid urbanization and growth in consumer spending coupled with significant growth in disposable income per capita in urban areas (almost tripled from 2005 to 2012) and low levels of home ownership compared to western countries make the middle class a massive driver of the future growth in the Chinese real estate market.

Source: Global Demographics, PRC State Council Development Research Center and National Bureau of Statistics.

Type of Cities in China

According to Chinese Academy of Social Sciences, China had 118 cities with populations of over 1 million as of the end of 2008. These cities are divided into three categories/tiers.

There are significant differences distinguishing Tier I cities from Tier II and Tier III cities in China:

Tier I

A group of four cities, located near the East Coast of China, compose the group of Tier I cities: Beijing, Shanghai, Shenzhen, and Guangzhou. These cities are more urbanized and have higher GDPs per capita than Tier II and Tier III cities. The residential real estate prices in Tier I cities have been skyrocketing and these price increases are the catalyst for many government policy changes. These cities have been targets of restrictive government policies.

Tier II

There are over 20 cities viewed as Tier II cities that have populations over 5 million people. The demand for real estate in Tier II cities is strong. Industrial expansion and improved infrastructure will support continued urbanization and fuel the growth of the real estate sector in these cities. However, we do see speculation and high housing prices in many tier II cities, and restrictive policies are enforced in tier II cities.

Tier III

Tier III cities are seldom affected by restrictive policies. Demand in such cities is great and mainly from first time home buyers who are encouraged by government policies. However, we do see increased competition in these cities as more developers expand into these cities to take advantage of the relatively fewer restrictive policies.

Typically, housing is affordable for consumers in Tier II and Tier III cities compared to Tier I cities. Disposable income in Tier II and Tier III cities has increased faster than real estate prices.

 Source: Bureau of Statistics of the above cities

Economic Developments

Rapid economic growth in eastern China has made Tier I cities more mature, making Tier II and Tier III cities a viable alternative for companies looking to reduce their costs. This has subsequently caused movement towards these Tier II and Tier III cities. Multinational corporations have been expanding out of mega cities along the east coast of China, such as Beijing, Shanghai, and Shenzhen, into neighboring and inland cities. Intel, for example, recently opened a development center in Chengdu, while the Liberty Mutual Group, the U.S. insurance giant, has chosen Chongqing for its Chinese headquarters. Unilever relocated its Chinese headquarters from Shanghai to the neighboring province of Hefei due to the lower labor and land costs as well as the city’s strategic location.

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

Xi’an is becoming an international city that boasts a large and educated work force. The city has China’s third largest university-educated workforce, making it a hotbed for research & development (“R&D”), high-tech manufacturing and information technology (“IT”) solutions. Xi’an has begun to attract high-tech companies, including IBM, Applied Materials, Micron Technology, and Infineon. Applied Materials, for example, selected Xi’an for its $255 million phase one R&D center that will design and develop equipment for semiconductor chip manufacturing. In addition, Micron Technology has invested $250 million in Xi’an for packaging and testing of semiconductor chips, and GE established its China innovation center in Xi’an in 2011.

China has announced its intention to become a world-class center for information technology R&D, production, outsourcing and services to in order rival and perhaps surpass the success of India’s IT industry. Xi’an, having been designated by the government as one of five China “Outsourcing Bases”, is expected to play an important role in that effort. Similar to Bangalore and Hyderabad in India, the Xi’an local government is carving out a niche in IT outsourcing by creating the 400,000 square-meter Xi’an Software Park (the “Park”). The Park has already attracted top software and technology companies, including IBM, which is the government’s joint venture partner in creating the Park. Sybase, SPSS, Nortel, and NEC are already operating in the Park.

The Xi’an local government has laid out a master plan through the year 2020 to foster economic transformation and urbanization. For example, Xi’an is now limiting development in the city’s famous historical “Gated Wall City” (or “Inner Ring”), which will be revamped primarily for tourism. The city plans to relocate about 450,000 residents from the Inner Ring to the second, third, and fourth rings of the city and beyond. One of the most ambitious plans is the development of a new satellite city in the Baqiao district, about eight kilometers from Xi’an’s city center. The Xi’an local government is developing the Baqiao district into the “First Water City of the West”, complete with high-end residential properties and hotels, international convention centers and a high-tech industry center. The new urban area will be home to 900,000 middle-to-upper income residents, to firms in industries that include R&D, services and high-tech, and to the potential headquarters for the Chinese operations of multinational corporations.

Emerging as an International City

Xi’an has been designated by the PRC government to be one of three international cities in China along with Beijing and Shanghai. Thus, Xi’an’s local government has been proactive in enhancing the city’s international image by hosting world class events like the Euro-Asia Economic Forum every second year and the Formula One Powerboat World Championship. To attract international tourists, Xi’an is leveraging its famous historical and cultural significance. Xi’an has revamped its tourism infrastructure in numerous ways, including the redevelopment of the famous Terracotta Army historical park. It also has selected China’s largest construction company to build a RMB 20 billion ($3 billion) theme park and residential and commercial redevelopment project on the grounds of the famous Da Ming Gong Palace that was built 1,300 years ago during the Tang Dynasty. The city has also built out infrastructure to attract international travelers and, in turn, is drawing large foreign retailers. Several large retailers have entered Xi’an, including Wal-Mart, Carrefour, and Metro of Germany. Xi’an’s historic mystique and economic potential have also lured top luxury brands, including Louis Vuitton, Gucci, Prada and Versace to open outlets in the city.

Xi’an Real Estate Market

Strong fundamentals

During 2012, the GDP of Xi’an increased 11.8% to RMB 436.9 billion (US$69.4 billion). Average urban disposable income increased to RMB 29,982 (US$4,759), a real increase of 12.3% compared with that of 2011. Real estate investment in 2012 totaled RMB 128.2 billion (US$20.3 billion), an increase of 28.6%.

We believe that demographic and economic factors, including the emerging high-tech industries and the increasing influx of foreign capital will stimulate Xi’an’s future growth. In 2012, the Xi’an population was 8.6 million people; the average urban living area per person was 33 square meters. Despite the solid economic growth and rising housing demand, average real estate prices in Xi’an are still less than half of those in the mega cities such as Shanghai, Beijing and Shenzhen.

Xi’an: Growing, leading, and still affordable

In conjunction with its role as the economic hub of western China, Xi’an’s disposable income per capita has increased significantly over the past several years, as shown below. However, compared with other cities, Xi’an’s housing is relatively affordable.

Source: NBS, Xi’an Bureau of Statistics, CEIC	Source: NBS, Xi’an Bureau of Statistics, CEIC

2012 Real estate market impacted by government policies

During 2012, the central government continued restrictive policies on the real estate market. Most cities saw slower real estate investment, stable or reduced transaction volumes and average selling prices, and some cities even experienced reduced average selling prices. Through enforcement of affordable housing investment, the central government intended to restructure the real estate market in China. As a Tier II city, Xi’an implemented all the restrictive policies required by the central government. In late February of 2011, Xi’an’s local government put forward local restrictive policies limiting housing purchases. Additionally, Xi’an’s local government required that the average selling price increase of newly built residential products should be less than 15%, and such an increase must not surpass Xi’an’s GDP growth rate and disposable income growth rate. During 2012, the Xi’an local government carried out an additional policy limiting real estate profit margin to 10%. However, compared with other tier I and tier II cities, Xi’an’s restrictive policies were characterized as fairly mild.

2012 Xi’an Market update

Overall, the restrictive policies resulted in lower transaction volumes during the year. According to E-House (China), Xi’an’s transaction volume reached 11.6 million square meters in 2012, representing a 26.6% decrease as compared with that of 2011. Average selling price increased 4.0% from RMB 7,324 to RMB 7,619 per square meter.

According to a Chinese Real Estate Investment Council’s (the “CRIC”) research report, the supply outpaced the demand in Xi’an’s real estate market in 2012. This imbalance has caused an increase in market inventory to 11.7 million square meters, which would take 12 months to destock. Generally, under rebounding demand and restrictive policies, Xi’an real estate market was stable in both transaction volume and average selling price.

2013 Xi’an Real Estate Market Outlook

We believe that these government policies will still play an important role in Xi’an’s real estate market. The central government will continue restrictive policies and tighten credit policies, but the local government will take certain measures to boost local GDP and local government fiscal revenue. Additionally, we saw customer hesitation created by government policies starting to decline with increased demand from first time home buyers. In general we believe the real estate market in Xi’an will be stable in 2013.

City of Ankang and Ankang Real Estate Market

Ankang city is located 260 kilometers to the south of Xi’an, has a population of over 2.6 million. According to the Ankang Bureau of Statistics, during 2012, Ankang’s GDP totaled RMB 51.3 billion (US$8.1 billion) with a year over year growth rate of 15.2%, ranking it second in Shaanxi Province. Average urban disposable income achieved US$3,222 with a growth rate of 16.9%.

Real Estate in Ankang is much less subject to restrictive policies compared with tier I and tier II cities. Real estate purchases in Ankang are mainly from first time home buyers. During 2012, the average selling price of real estate in Ankang was about RMB 4,500 (US$714) per square meter, compared with RMB 7,619 (US$1,209) in Xi’an. Given the lower cost of labor and materials, real estate development in Ankang could achieve around 30% gross margins, which is on the same historical level as projects we have completed in Xi’an.

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

On the national level, there are numerous Level 1 companies involved in real estate projects across China (to develop in multiple regions a Level 1 status is required). There are 180 housing and land development companies listed on the Shanghai, Shenzhen and Hong Kong Stock Exchanges. We continued to see increased competition in the Xi’an real estate market. According to E-house (China), during 2012, the top 10 real estate companies accounted for 34% of the total market, compared with 33% and 27% in 2011 and 2010, respectively. Most of these companies are national players, but we are aware of three companies in Xi’an which could be considered to be our direct competitors in the small to medium sized project sector:

Xi’an Tande co., ltd. (Level 1) (“Tande”) is one of the largest real estate developers in Xi’an. Tande is a state-owned enterprise that was established in May 1991 and was subsequently listed on the Shanghai Exchange in 2006. Tande generally undertakes larger scale projects and has expanded its business into Shengzhen, Suzhou, Shanghai and Tianjin. As Tande is state-owned, it needs to complete a certain amount of government projects including building public spaces and infrastructure. These requirements can negatively impact Tande’s profitability.

Xi’an Titan Real Estate co., ltd (Level 1) (“Titan”) was established in 2001 and mainly operates in Xi’an. The company has nine projects on sale and two projects in the planning phase in Xi’an. The company has recently entered Chengdu, Jinan, Kunshan and Nanjing.

Xi’an Ziwei Development Company (Level 1) (“Ziwei”) is a state-owned enterprise that was established in 1999. This company has completed eight projects and has eight projects currently under development. Since Ziwei is controlled by the Xi’an High-Tech Zone Government most of Ziwei’s developments are located in the northwest section of Xi’an city.

Our Projects

Projects Under Construction

Project Name	Type of Projects	Actual or Estimated Construction Period	Actual or Estimated Pre-sale Commencement Date	Total Site Area (m2)	Total Gross Floor Area (m2)	Sold GFA by December 31, 2012 (m2)

Puhua Phase Two	Multi-Family residential & Commercial	Q2/2010 - Q4/2013	Q2/2010	47,300	261,090	119,629

Ankang Project	Multi-Family residential & Commercial	Q2/2012 - Q3/2015	Q4/2012	74,820	243,152	2,200

Park Plaza	Multi-Family residential & Commercial	Q1/2012 - Q2/2014	Q1/2013	44,250	149,822	0

Puhua Phase Three	Multi-Family residential & Commercial	Q2/2012 - Q2/2014	Q1/2013	30,600	129,300	0

Project name	Total Number of Units	Number of Units sold by December 31, 2012	Estimated Revenue ($ millions)	Contracted Revenue by December 31, 2012 ($ millions)	Recognized Revenue by December 31, 2012 ($ millions)

Puhua Phase Two	1,587	1,026	246.7	103.3	93.4

Ankang Project	2,121	106	206.3	6.9	0

Park Plaza	694	0	154.0	0	0

Puhua Phase Three	1,899	0	152.9	0	0

Puhua Phase Two: The construction of Puhua Phase Two began in the second quarter of 2010. It is one of Puhua’s four projects; it’s total estimated revenue is $256.5 million. The contract revenue for Puhua Phase Two was $103 million as of December 31, 2012.

Ankang Project: The Ankang project is located in Ankang city, which is approximately 260 kilometers south of Xi’an in China’s Shanxi Province. The project consists of residential buildings and a commercial area. Construction started in the second quarter of 2012, and presales started in the fourth quarter of 2012, but because it did not meet revenue recognition criteria, we were unable to recognize any revenue during the fourth quarter of 2012. Total GFA of the project is expected to reach 243,152 square meters. Total projected revenue is estimated to be $171.9 million.

Park Plaza: In July 2009, the Company entered into a Letter of Intent to acquire 44,250 square meters of land in the center of Xi’an for the Park Plaza project. In March 2011, the Company officially acquired the land use right for Park Plaza. The Company intends to develop a large mid-upper income residential and commercial project on this site, with a gross floor area of 141,822 square meters. The four-year construction of Park Plaza started in the second quarter 2012. We have started accepting pre-sale purchase agreements and revenues from pre-sale agreements will begin to be recognized when all revenue recognition criteria have been met. The total revenue from Park Plaza is estimated to be $154 million.

Puhua Phase Three: Puhua Phase Three project covers 30,600 square meters with a total GFA of 177,193 square meters. We have started pre-sale of Puhua Phase Three during the first quarter of 2013 and we will start recognizing revenues based on the percentage of completion method.

Projects Under Planning and in Process

Project Name	Type of Projects	Estimated Construction Period	Estimated Pre-sale Commencement	Total Site Area (m2)	Total GFA (m2)	Total Number of Units
Baqiao New Development Zone	Land Development	2009- 2020	N/A	N/A	N/A	N/A

Puhua Phase Four	Multi-Family residential & Commercial	Q2/2013 - Q42014	Q3/2013	61,087	263,833	N/A

Golden Bay	Multi-Family residential & Commercial	Q2/2013 - Q4/2014	Q3/2013	146,099	252,540	N/A

Textile City	Multi-Family residential & Commercial	Q3/2013 - Q3/2018	Q3/2014	433,014	630,000	N/A

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

The Xi’an municipal government plans investments of RMB 50 billion (over $7.6 billion) in infrastructure in the Baqiao New Development Zone. The construction of a large-scale public wetland park is well underway. It will enhance the natural environment adjacent to China Housing’s Baqiao Project.

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

Puhua Phase Four: Puhua Phase Four covers 61,087 square meters with a total GFA of 216,611 square meters. Construction is anticipated to begin in the second quarter of 2013, and we expect to begin accepting pre-sale purchase agreements in the following quarter.

Golden Bay: The Golden Bay project is located within the Baqiao project, with a total GFA of 252,540 square meters. The Golden Bay project will consist of residential buildings as well as a commercial area. Construction was anticipated to begin in the second quarter of 2013, and we expect to begin accepting pre-sale purchase agreements in the third quarter of 2013. The Company is planning on obtaining the land use right from the government in April 2013. This will be funded by a private fund company. The estimated price for the land use right will be around $40 million.

Textile City: The Textile City project is located within the Baqiao New Development Zone. The project consists of residential buildings and a commercial area. Construction is expected to start in the fourth quarter of 2013, and the entire project will take five years.

Major Completed Projects with Units Available for Sale

Project name	Type of Projects	Completion Date	Total Site Area (m2)	Total GFA (m2)	Total Number of Units	Number of Units sold by December 31, 2012
Puhua Phase One	Multi-Family residential & Commercial	Q4/2012	47,600	137,137	858	832
Junjing III	Multi-Family residential & Commercial	Q4/2012	8,094	52,220	531	522
JunJing II Phase One	Multi-Family residential & Commercial	Q4/2009	39,524	142,214	1,215	1,211
JunJing I	Multi-Family residential & Commercial	Q3/2006	55,588	167,931	1,671	1,668

Puhua Phase One: Puhua Phase One is one of Puhua’s four phases. The total estimated revenue for the project is $130 million and the Company has generated contract revenue of $107 million as of December 31, 2012.

JunJing III: JunJing III is located near our JunJing II project and the city expressway. It has a GFA of about 52,220 square meters. The project consists of three high rise buildings, each 28 to 30 stories high. The project is targeting middle to high income customers who require a high quality living environment and convenient transportation to the city center. We started construction during the fourth quarter of 2010 and pre-sales began during the fourth quarter of 2011. The project was completed in the fourth quarter of 2012. As of December 31, 2012, we have recognized $49.5 million in revenue out of $50.2 million in contract sales.

JunJing II Phase One: We started the construction of JunJing II Phase One in the third quarter of 2007 and started the pre-sale campaign in the second quarter of 2007. The project was completed in December 2009 and generated total revenue of $100.8 million. JunJing II Phase Two has been mostly sold out.

Tsining JunJing I: 369 North Jinhua Road, Xi’an. That is the first “German” style residential & commercial community in Xi’an, designed by the world-famous WSP architectural firm. Its target customers were local middle income families. The project has 15 residential apartment buildings consisting of 1,671 one to five bedroom apartments. The project features secured parking, cable TV, hot water, heating systems, and access to natural gas. Total GFA is 167,931 square meters. JunJing I is also a commercial venture that houses small businesses serving the needs of JunJing I residents and surrounding residential communities. The project was completed in September 2006.

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

We benefit from a strong sales and marketing platform which is complemented by the efforts of professional third party sales agents. As we strive to develop lasting relationships with our customers, the majority of our sales are generated by recommendations from existing customers. The new sales initiatives of our sales department generate approximately 60% of our total sales. More than 80% of our customers are first time home buyers.

After-sale Services and Delivery

We assist customers in arranging financing as well as in various title registration procedures related to their properties. We have also set up an ownership certificate team to assist purchasers in obtaining property ownership certificates.

We closely monitor the progress of construction of our property projects and conduct pre-delivery property inspections to ensure timely delivery of a high quality product. The time frame for delivery is set out in the sale and purchase agreements we enter into with our customers and we are subject to penalty payments to the purchasers for any delays in delivery caused by us. Once a property development has been completed and has passed the requisite government inspections, we will notify our customers and hand over their keys as well as possession of their properties.

We operate a wholly owned property management company that manages our properties and their ancillary facilities. We frequently follow-up with our customers after the sale to foster good and lasting relationships as well as future referrals.

Marketing

As of December 31, 2012, we maintain a marketing and sales force for our development projects with 26 professionals specializing in marketing and sales. We also train and use outside real estate agents to market and increase the public awareness of our products and our brand. However, we primarily let our own sales force represent our brand and our projects rather than rely on third-party brokers or agents as we believe our own dedicated sales representatives are better motivated to serve our customers and to control the pricing and selling expenses of our properties.

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

Governmental and environmental Regulations

To date, we have been compliant with all registrations and requirements for the issuance and maintenance of all licenses required by the applicable governing authorities in China. These licenses include:

•	“Qualification Certificate for Real Estate Development” authorized by the Shaanxi Construction Bureau, effective from December 20, 2009 to December 20, 2012. License No: JianKaiQi (2006) 603. The Company has applied for the renewal of the qualification and is waiting for the approval from government and the Company is confident in obtaining the renewal. The housing and land development process is regulated by the Ministry of Construction and authorized by the local offices of the Ministry. Each development project must obtain the following licenses:

➢	“License for Construction Area Planning” and “License for Construction Project Planning”, authorized by Xi’an Bureau of Municipal Design; and

➢	“Building Permit” authorized by the Committee of Municipal and Rural Construction.

After construction is complete, the project must meet certain standards in order to obtain a validation certificate. These standards are regulated by the local Ministry of Construction Bureau.

Housing and land development sales companies are regulated by the Ministry of Land & Natural Resources and are authorized by the local office of the Ministry. Each project has to be authorized and must obtain a “Commercial License for Housing Sale” from the Real Estate Bureau.

Employees

As of December 31, 2012, we had 611 employees.

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

Virtually all purchasers of our homes finance their acquisitions through lenders providing mortgage financing. A substantial increase in mortgage interest rates or unavailability of mortgage financing would adversely affect the ability of prospective homebuyers to obtain the financing they would need in order to purchase our homes, as well as adversely affect the ability of prospective upgrading homebuyers to sell their current homes. For example, if mortgage financing becomes less available, demand for our homes could decline. A reduction in demand could also have an adverse effect on the pricing of our homes because we and our competitors may reduce prices in an effort to better compete for home buyers. Price reductions could result in a decline in our revenues and in our margins.

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

On January 25, 2011, certain investors requested and the Company’s Board approve the request to convert the $9,763,000 non-convertible portion of the convertible debt into 1,752,778 common shares with the related warrants exercised on a two-one cashless basis. The conversion effective on February 16, 2011.

Since the Company’s registration statement became effective on February 25, 2011, the right to convert the $11 million non-convertible portion of the Convertible Debt and to exercise the warrants on a cashless basis and receive one common share for every two warrants expired as of December 31, 2011.

The Company repaid all the convertible debt by the end of 2012.

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

Our projects and the raw materials we use have experienced significant price fluctuations in the past. There is no assurance that they will not be subject to future price fluctuations or pricing controls. The land and raw materials we use may experience price volatility caused by events such as market fluctuations or changes in governmental programs. The market prices of land and raw materials may also experience significant upward adjustment, if, for instance, there is a material under-supply or over-demand in the market. These price changes may ultimately result in increases in the selling prices of our products, and may, in turn, adversely affect our sales volume, revenue and operating profit.

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

The Company is dependent on third-party subcontractors, manufacturers, and distributors for all construction services and the supply of construction materials. Construction services or products purchased from the Company’s five largest subcontractors/suppliers accounted for 27% of the total purchases for the year ended December 31, 2012. A disruption in the supply of such services and materials will adversely affect our construction projects.

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

Our future success will depend in substantial part on the continued service of our senior management, including Mr. Pingji Lu, our Chairman, and Mr. Xiaohong Feng, our Chief Executive Officer. The loss of the services of one or more of our key personnel could impede implementation of our business plan and result in reduced profitability. We do not carry key person life or other insurance for any of our officers or employees. Our future success will also depend on the continued ability to attract, retain and motivate highly qualified technical sales and marketing customer support personnel. Because of the rapid growth of the economy in PRC, competition for qualified personnel is intense. We cannot guarantee that we will be able to retain our key personnel or that we will be able to attract, assimilate or retain qualified personnel in the future.

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

The majority of our revenues and operating expenses are denominated in Renminbi. The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Pursuant to the Foreign Currency Administration Rules promulgated on January 29, 1996 and amended on January 14, 1997 and various regulations issued by the Administration for Foreign Exchange (“SAFE”) and other relevant PRC government authorities, Renminbi is freely convertible only to the extent of current account items, such as trade-related receipts and payments, interest and dividends. Capital account items, such as direct equity investments, loans and repatriation of investments, require the prior approval from the SAFE or its local branch for conversion of Renminbi into a foreign currency such as U.S. dollars, and remittance of the foreign currency outside the PRC. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiaries to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy its foreign currency-denominated obligations. Currently, each of our PRC subsidiaries and affiliates may purchase foreign exchange for settlement of “current account transactions”, including payment of dividends to us and payment of license fees and service fees to foreign licensors and service providers, without the approval of SAFE. However, approval from the SAFE or its local branch is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies.

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

In May 2006, the Ministry of Construction, National Development and Reform Commission, or the NDRC, People’s Bank of China (the “PBOC”) and other relevant PRC government authorities jointly issued the Opinions on Adjusting the Housing Supply Structure and Stabilizing the Property Prices, which introduced measures to limit resources allocated to the luxury residential market. For instances, the new measures require that after June 1, 2006 at least 70% of a residential project must consist of units with a Gross Floor Area (“GFA”) of less than 90 square meters per unit, and, if it has a unit GFA of 90 square meters or more and the property is purchased for residence purpose only, the minimum amount of down payment was increased from 20% to 30% of the purchase price of the underlying property. In September 2007, the PBOC and the China Banking Regulatory Commission issued the Circular on Strengthening the Management of Commercial Real Estate Credit Facilities, which increased the minimum down payment for any purchase of second or subsequent residential property to 40% of the purchase price if the purchaser had obtained a bank loan to finance the purchase of his or her first property. In February 2011, the Xi’an local government increased the minimum down payment for a second residential property purchase to 60% of the purchase price and restricted any further purchases.

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

Substantially all purchasers of our residential properties rely on mortgages to fund their purchases. An increase in interest rates may significantly increase the cost of mortgage financing, thus affecting the affordability of residential properties. In 2008, the PBOC changed the lending rates five times. The benchmark lending rate for loans with a term of over five years, which affects mortgage rates, was increased to 5.94% on August 30, 2010. The PRC government and commercial banks may also increase the down payment requirement, impose other conditions or otherwise change the regulatory framework in a manner that would make mortgage financing unavailable or unattractive to potential property purchasers. Under current PRC laws and regulations, purchasers of residential properties generally must pay at least 20% of the purchase price of the properties before they can finance their purchases through mortgages. In May 2006, the PRC government increased the minimum amount of down payment to 30% of the purchase price of the underlying property if such property has a unit GFA of 90 square meters or more and the property is purchased for residence purpose only. In September 2007, the minimum down payment for any purchase of a second or subsequent residential property was increased to 40% of the purchase price if the purchaser had obtained a bank loan to finance the purchase of his or her first property. Moreover, the interest rate for bank loans of such purchases shall not be less than 110% of the PBOC benchmark rate of the same term and category. In February 2011, the Xi’an local government increased the minimum down payment for a second residential property purchase to 60% of the purchase price and restricted any further purchases. In addition, mortgagee banks may not lend to any individual borrower if the monthly repayment of the anticipated mortgage loan would exceed 50% of the individual borrower’s monthly income or if the total debt service of the individual borrower would exceed 55% of such individual’s monthly income. If the availability or attractiveness of mortgage financing is reduced or limited, many of our prospective customers may not be able to purchase our properties and, as a result, our business, liquidity and results of operations could be adversely affected.

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

On February 25, 2011, Xi’an’s government put forward a local restrictive policy. The policy prohibits residential housing purchases for 1) non-local residents who are not able to provide a local tax payment certificate for over one year, and 2) local residents who are already in possession of two residential units. The policy also limits residential housing purchases for 1) non-local residents, who are able to provide local tax payment certificates over one year, to only one unit, 2) local residents, who are already in possession of only one residential unit, to one additional residential unit.

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

An increase in interest rates may significantly increase the cost of mortgage financing, thus affecting the affordability of residential properties. According to a circular issued in April 2010, financial institutions must determine the applicable loan interest rate and down-payment ratio for non-welfare residential property according to the following factors: (i) whether the borrower is purchasing a property for the first time; (ii) whether the borrower is purchasing the property for his/her own use; (iii) whether the property purchased is an ordinary residential property; and (iv) risk factors including the borrower’s credit records and payment ability. Increases in mortgage financing costs may dampen people’s desire to purchase residential properties and adversely affect the real estate market in the PRC.

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

While China’s economy has experienced significant growth over the past 20 years, such growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but they may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by government control over capital investments or changes in tax regulations.

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

Restrictions on currency exchange may limit our ability to utilize our revenues effectively.

The majority of our revenues and operating expenses are denominated in Renminbi. The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Pursuant to the Foreign Currency Administration Rules promulgated on January 29, 1996 and amended on January 14, 1997 and various regulations issued by SAFE and other relevant PRC government authorities, Renminbi is freely convertible only to the extent of current account items, such as trade-related receipts and payments, interest and dividends. Capital account items, such as direct equity investments, loans and repatriation of investments, require the prior approval from SAFE or its local branch for conversion of Renminbi into a foreign currency such as U.S. dollars, and remittance of the foreign currency outside the PRC. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiaries to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy its foreign currency-denominated obligations. Currently, each of our PRC subsidiaries and affiliates may purchase foreign exchange for settlement of “current account transactions”, including payment of dividends to us and payment of license fees and service fees to foreign licensors and service providers, without the approval of SAFE. However, approval from the SAFE or its local branch is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies.

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

As our operations are presently based in China and some of our key directors and officers reside outside the United States, service of process on our key directors and officers may be difficult to effect within the United States. Also, substantially all of our assets are located outside the United States and any judgment obtained in the United States against us may not be enforceable outside the United States. Moreover, our PRC counsel has advised us that the PRC does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of court judgments. In order to minimize this risk of nonenforcement, we have appointed Pingji Lu, our Chairman and Chief Executive Officer, as our agent to receive service of process in any action against our company in the United States.

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

China historically has not adopted a western style of management or financial reporting concepts and practices, modern banking, computing or other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in China. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, methods of collecting financial data and preparing financial statements and accounting and corporate records and instituting business practices that meet western standards.

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

Risks Related to Our Common Stock

There is no assurance of an established public trading market for our securities, which may adversely affect the ability of investors in our company to sell their securities on the public markets.

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

Our executive officers and directors and principal stockholders together beneficially own 24.58% of the voting power of our outstanding voting capital stock. These stockholders will be able to influence the composition of our Board of Directors, will retain the voting power to influence matters requiring stockholder approval and will continue to have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market prices for their shares of our common stock.

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

As of March 28, 2013, our stock is quoted on the NASDAQ Stock Market and has a price of $1.5 per share.

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

ITEM 2.  PROPERTIES

Most of the Company’s properties held as fixed assets are constructed by the Company, held for rental purposes and are adequate for those purposes.

Due to expansion of the Company’s business and additional recruitment, our current office building is no longer adequate for the Company. The Company moved to a new office building in October 2012. The new office building has a GFA of about 9,800 square meters and is owned by the Company. Our new office is located at 1008 Liuxue Road, Baqiao District Xi’an, Shaanxi Province, China 710038.

Our properties are located in Xi’an, Shaanxi province in China.

Name of project	Location	Subsistence area (m2)
Tsining JunJing I	North Jinhua Road Xi’an City	15,844
Tsining-24G	East Erhuan of Xi’an City	3,758
Tsining JunJing II	Dongzhan Road of Xi’an City	299
Puhua Phase One	South Gongyuan Road of Xi’an City	8,380
Puhua Phase Two	South Gongyuan Road of Xi’an City	149,855
Tsining JunJing III	Dongzhan Road of Xi’an City	1,070
Total		179,206

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock has traded on the NASDAQ Capital Market under the symbol CHLN since May 16, 2008. The following table shows, for the periods indicated, the high and low trading prices of our common stock as reported by the National Quotation Bureau, Inc., from the first quarter of 2011 through December 31, 2012. Prior to May 16, 2008, our stock traded on the OTCBB market.

High & Low Stock Price	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2012
High	1.41	1.97	2.00	1.54
Low	1.03	1.41	1.22	1.07
2011
High	3.44	2.34	1.58	1.36
Low	1.96	1.25	0.85	0.91

As of December 31, 2012, there were approximately 147 shareholders on record of our common stock, excluding shareholders who have their shares held in street name (by their stock brokerage firms).

Dividends: We have not paid any dividends during the past two years.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below shows the equity compensation plan information as of December 31, 2012.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)(3)	859,429	1.39	5,559,598
Equity compensation plans not approved by security holders	Not applicable	Not Applicable	Not Applicable
Total	859,429	1.39	5,559,598

(1)	Represents shares of common stock available for issuance under our 2007 Stock Incentive Plan (the “2007 Plan”) and our 2010 Long Term Incentive Plan (the “2010 Plan”). For a description of the material items of the 2007 Plan, please see our registration statement on Form S-1/A filed with the SEC on November 5, 2009. For a description of the material items of the 2010 Plan, please see our Information Statement on Form 14C filed with the SEC on January 20, 2011.

(2)	Shares available for issuance under the 2010 Plan can be granted pursuant to stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock and any other stock-based award selected by the plan administrators. To date shares issued pursuant to the 2010 Plan have been issued as options and restricted stock.

(3)	Shares available for issuance under the 2007 Plan can be granted pursuant to restricted stock and to date all issuances under the 2007 Plan have been issued as restricted stock.

ITEM 6. SELECTED FINANCIAL DATA

Summary of operations

(US$ in thousands, except per share amounts)

	2012	2011	2010
Total revenue	$148,979	$122,804	$140,269
Cost of sales	107,184	95,557	104,383
Selling, general, and administrative expenses	16,415	13,036	12,910
Stock-based compensation	1,011	211	60
Interest expenses	557	1,218	1,834
Other expenses	123	1,381	938
Accretion expense on convertible debt	955	987	1,417

Net income	$16,548	$10,229	$17,595

Net income per common share - Basic	0.47	0.29	0.10
Net income per common share - Diluted	0.47	0.26	0.02

Financial data

(US$ in thousands, except per share amounts)

	2012	2011
Total assets	$524,586	$468,756
Total shareholders’ equity	149,086	129,111
Basic weighted average shares outstanding	34,955	34,742
Diluted weighted average shares	36,548	36,357

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

Warrants and derivative liability

As of December 31, 2012, the Company has approximately $Nil of warrants liability and $Nil of fair value of embedded derivatives on its balance sheet, representing approximately 0.0% and 0.0% of the total liabilities of the Company, respectively.

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

Prior to June 10, 2010, the date of the Amendment to the Convertible Debt, the Company used the CRR Binomial Lattice Model to assess the fair value of warrants and embedded derivatives at each reporting period. After the Amendment, since the investor could exercise the warrants on a cashless basis and receive one common share for every two warrants held, if the investor converts at least 55% of face amount of Convertible Debt held, in addition to the CRR Binomial Lattice Model, the Company also uses an alternative valuation method (the “Alternative Model”) to assess the fair value of the warrants. The Alternative Model is based on the share price of the Company at valuation date and the number of common shares that could result from the two for one cashless exercise. The Company records the warrant liability based on the higher valuation resulted from either CRR Binomial Lattice Model or Alternative Model at each valuation date. On January 25, 2011, certain investors requested and the Company’s Board approved the request to convert $9,763,000 of convertible debt into 1,752,783 common shares with related warrants exercised on a two to one cashless basis. The conversion was effective on February 16, 2011. Since the Company’s registration statement became effective during the period, the right to convert the $11 million non-convertible portion of the Convertible Debt and to exercise the warrants on a cashless basis and receive one common share for every two warrants expired. The Company repaid all the convertible debt on December 31, 2012.

The following table summarizes the fair value of warrant liability and embedded derivatives during the periods indicated.

	2012	2011

Fair value of warrants liability	$-	$4,162
Fair value of embedded derivatives	$-	$330,629

All of the warrants expired during year 2012 and following is a summary of the warrant activity:

	Number of Warrants Outstanding	Weighted Average Exercise Price
December 31, 2008	4,381,980	$4.96
Exercised	(370,810)	3.93
Expired	(34,287)	3.31
December 31, 2009	3,976,883	$5.07
Exercised	(35,936)	6.07
Expired	-	-
December 31, 2010	3,940,947	$5.06
Exercised	(1,239,816)	6.07
Expired	-	-
December 31, 2011	2,701,131	$4.59
Exercised	-	-
Expired	(2,701,131)	4.59
December 31, 2012	-	$-

Effect of Change in Estimated Total Contract Sales and Costs

Revisions in estimated gross profit margins related to revenue recognized under the percentage of completion method are made in the period in which circumstances requiring the revisions become known. During 2012, real estate development projects with gross profits recognized in 2011 had changes in their estimated gross profit margins. As a result of these changes of gross profit, net income for the year ended December 31, 2012 decreased by $663,858 (2011 – decreased by $6,774,719; 2010 – decreased by $2,229,470) or basic and diluted earnings per share for the year ended December 31, 2012 decreased by $0.019 and $0.018, respectively (2011 – decreased by $0.195 and $0.186, 2010 – decreased by $0.068 and $0.063 in both basic and diluted earnings per share).

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

When real estate costs are determined to be impaired, they are written down to their estimated fair value less cost to sell. The Company evaluates the carrying value for impairment based on the undiscounted future cash flows of the assets. Write-downs of real estate costs deemed impaired would be recorded as adjustments to the cost basis. There has been no impairment on the real estate inventories and no impairment loss has been recorded for the years ended December 31, 2012, 2011 and 2010.

The following table summarizes the components of real estate inventories as of December 31, 2012 and December 31, 2011:

	2012	2011

Real estate projects completed and held for sale	$13,233,641	$4,846,502
Real estate projects held for development	224,877,904	158,635,814
Total real estate held for development or sale	238,111,545	163,482,316

Intangible Assets

Intangible asset consists of the following as at December 31, 2012 and 2011:

	2012	2011
Development right acquired (a)	$51,835,211	$51,309,767
Land use right acquired (b)	8,627,525	8,540,070
Construction license acquired (c)	1,208,354	1,196,106
	61,671,090	61,054,943
Accumulated amortization	(7,188,838)	(6,896,990)
Intangible asset, net	$54,482,252	$54,148,953

(a)	The development right for 487 acres of land in Baqiao Park obtained from the acquisition of New Land in fiscal 2007. The intangible asset has a finite life. In accordance with accounting standard, “Goodwill and Other Intangible Assets”, the intangible asset is subject to amortization over its estimated useful life. This method is intended to match the pattern of amortization with the income-generating capacity of the asset. The development right was originally to expire on June 30, 2011. On November 25, 2010, the Company extended the right to June 30, 2016.

(b)	The land use right was acquired through acquisition of Suodi. The land use right certificate will expire at November 2048. The Company amortizes the land use right over 39 years starting from the date of acquisition.

(c)	The construction license was acquired through acquisition of Xinxing Construction. The construction license, which is subject to renewal every 5 years, is not amortized and has an indefinite estimated useful life because management believes the Company will be able to continuously renew the license in future. The license will be subject to renewal on January 1, 2016.

The Company evaluates its intangible asset for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Based on the discounted estimated future cash flows, the Company will record a write-down for impairments if the discounted cash flows are over the carrying value of the intangible asset. No impairment write-down was recognized for December 31, 2012, 2011 and 2010.

For the year ended December 31, 2012, the Company has recorded $218,480 amortization expense on land use right (2011 and 2010 - $213,274 and $207,029, respectively). The amortization was included in selling, general and administrative expenses. There is no amortization on development right during fiscal 2012, 2011 and 2010.

Deposits on land use rights

	2012	2011

Deposits on land use rights	42,748,017	65,286,137

The Company conducts regular reviews of its deposits on land use rights. After review and assessment, the Company concluded that there were no significant decreases in market prices and therefore no impairment write-downs were required.

Assets held for sale

The total rental income (cash inflow) from leasing the Tsining JunJing I commercial retail property was RMB 5.0 million during year 2012 compared with RMB 2.9 million during year 2011. There is no cash outflow in connection with the maintenance and repair of the property. The annual amortization of this property is RMB 3 million (non-cash item) per year over 30 years.

We do not believe the property cannot be sold with reasonable effort. Many potential customers have shown their interest in buying this property. However, we have signed lease agreements with several parties and the longest term amongst these agreements does not expire until year 2022. We may not be able to sell the property before the expiration date of the lease agreements. In addition, the Company currently uses this property as a collateral for loans outstanding and due to the nature of our operation, we will likely use this property as a collateral again in the future.

We assess whenever events or changes in circumstances indicate that the carrying amount of this property may not be recoverable. When these events occur, we measure impairment by comparing the carrying value to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the total of the expected undiscounted cash flow is less than the carrying amount of the assets, we recognize an impairment loss based on the fair value of the assets. Our judgments and estimates related to impairment include our determination of whether an event has occurred to warrant an impairment test. If a test is required, we will have to make additional judgments and estimations such as our expectations of future cash flows and the calculation of the fair value of the impaired assets.

During the fourth quarter of 2012, we sold 7,367 square meters of JunJing I commercial property for RMB 94.3 million. The carrying value of the sold property was only RMB 52.8 million. Therefore, we believe there is no impairment for the commercial property. The remaining commercial property has a GFA of 5,371 square meters, with a carrying value of RMB 38.5 million. The market selling price of properties like Tsining JunJing I commercial retail property was much higher than its cost when we reclassified it from inventory to fixed assets. Thus, our assessment does not show any impairment to the carrying value of the property.

Material trends and uncertainties that may impact our continuing operations

Changes in national and regional economic conditions, as well as local economic conditions where we conduct our operations and where prospective purchasers of our homes live, may result in more caution on the part of homebuyers and consequently fewer home purchases. According to E House (China) Real Estate Research Institute the average residential sale price in Xi’an city was stable in the fiscal year ended December 31, 2012. The average sale price increased to 7,619 RMB per square meter (approximately US$ 1,209 per square meter) from 7,324 RMB in 2011, representing about 4% year-on-year growth.

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

As of December 31, 2012, we had $6,121,448 of cash, compared to $22,014,953 as of December 31, 2011, a decrease of $15,893,505.

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

CONSOLIDATED OPERATING RESULTS

Fiscal Year Ended December 31, 2012 Compared With 2011

Revenues

Our revenues are primarily derived from the sale of residential and commercial units in western China, mainly in Xi’an and the surrounding area. We also perform infrastructure work for the local government as well as preliminary land development projects.

The revenues from our real estate sales in the year ended December 31, 2012, increased 7.5% to $114.8 million from $106.8 million as compared to the same period of 2011. We believe the primary reasons for the increase were stable sales and increased revenue recognition due to higher percentage of completion. Our JunJing III project, Puhua Phase One and Phase Two projects continued serving as main revenue contributors during the year.

Revenues by project:	2012	2011
US$

Project Under Construction
Puhua Phase Two	54,115,992	32,033,734
Completed Project
JunJing III	28,266,126	24,408,721
Puhua Phase One	27,381,028	39,512,101
Tsining JunJing II Phase Two	-	6,270,097
Tsining JunJing II Phase One	3,256,293	2,391,817
Tsining JunJing I	1,779,466	1,402,128
Additional Projects	18,897	793,156
Revenues from the sale of properties	$114,817,802	106,811,754

The following table summarizes details of our most significant projects:

Revenues by project:	2012	2011
US$
Puhua Phase One contract sales	15,961,741	22,037,645
Revenue	27,381,028	39,512,101
Total gross floor area (GFA) available for sale	137,137	137,137
GFA sold during the period	12,024	21,581
Remaining GFA available for sale	8,471	20,285
Percentage of completion	100	87.4
Percentage GFA sold during the period	8.8	15.7
Percentage GFA sold to date	93.9	85.2
Average sales price per GFA	1,327	1,021

Puhua Phase Two contract sales	38,575,942	44,217,858
Revenue	54,115,992	32,033,734
Total gross floor area (GFA) available for sale	261,090	261,090
GFA sold during the period	41,652	49,350
Remaining GFA available for sale	141,461	182,833
Percentage of completion	76.5	53.2
Percentage GFA sold during the period	16.0	18.9
Percentage GFA sold to date	45.8	29.9
Average sales price per GFA	926	896

JunJing III contract sales	19,667,356	32,921,226
Revenue	28,266,126	24,408,721
Total gross floor area (GFA) available for sale	52,220	52,220
GFA sold during the period	17,350	33,913
Remaining GFA available for sale	957	18,332
Percentage of completion	100	73.9
Percentage GFA sold during the period	33.2	64.9
Percentage GFA sold to date	98.1	64.9
Average sales price per GFA	1,134	971

Revenues from projects under construction

Puhua Phase Two

Puhua Phase Two consists of 12 middle-rise and high-rise buildings and Garden Houses with total expected revenues of approximately $245.6 million. During 2012, we secured $38.4 million contract sales and recognized $48.8 million revenue.

Revenues from projects completed

During 2012, we recognized $60,701,810 in revenue from completed projects compared with $10,857,197 in the same period of 2011. Puhua Phase One and JunJing III project were completed by the end of 2012. Recognized revenue from these two projects are hence classified as revenues from projects completed. The completed projects also included Tsining JunJing I, JunJing II Phase One and Phase Two. Typically we hold and lease commercial units of completed projects to generate rental income. As the market prices for the retail units goes up, we accelerate our marketing plan and liquidate commercial units of completed projects.

Puhua Phase One

Phase One consists of 13 middle-rise and high-rise buildings and Garden Houses. During 2012, we were able to secure $16 million in contract sales and recognize approximately $27.4 million.

JunJing III

JunJing III is located near our JunJing II project and the city expressway. It has an expected total GFA of about 52,245 square meters. The project will consist of three high rise buildings, each 28 to 30 stories high. The project is targeting middle to high income customers who require a high quality living environment and convenient transportation to the city center. We started construction during the fourth quarter of 2010 and pre-sales began during the fourth quarter of 2011. During 2012, we recognized $28.3 million revenue with contract sales totaling $19.7 million.

Other income

Other income includes property management fees, rental income, revenues from the disposal of fixed assets as well as government’s allowance for the equivalent cost of interest on the Company’s investments required to support infrastructure construction, continued river management and suburban planning for the entire Baqiao high-technology industrial park. We recognized $34.2 million in other income for the year ended December 31, 2012 compared with $16.0 million in the same period of 2011. During the fourth quarter of 2012, we recognized $6.2 million other income from commercial property, which was recorded as part of our building and equipment sale, Construction of Ankang project also contributed to other income. The 104.3 percent increase is detailed in the following table:

	2012	2011	2010
Interest income	$160,597	$200,136	$316,870
Rental income	910,406	974,589	1,458,916
Income from property management services	4,209,386	3,571,934	3,751,535
Gain on disposal of property and equipment	6,086,257	2,138,062	278,410
Construction contract income	22,321,169	7,302,791	1,282,292
Miscellaneous income	473,463	1,804,959	573,625
Gain on disposal of assets held for sale	-	-	1,134,675
Total	$34,161,458	$15,992,471	$8,796,323

Cost of real estate sales

The cost of properties and land for the year ended December 31, 2012 decreased 2.4 percent to $83.0 million compared with $85.0 million in the same period of 2011. The decrease in cost is due to improved cost control in 2012. We had three projects under construction during 2012, including Puhua Phase One, Puhua Phase Two, and JunJing III project among which Puhua Phase One and JunJing III were completed at the end of 2012.

Gross profit and profit margin

Gross profit for the year ended December 31, 2012 was $41.8 million, representing an increase of 53.7 percent from $27.2 million in the same period of 2011. The gross profit margin for the year ended December 31, 2012 was 28 percent compared with 22 percent in the same period of 2011. The increase in the gross profit margin was due to a number of reasons. Despite a change of estimate in the third quarter of 2012 that dragged down gross margin, increased in average selling price in our projects and commercial sales recognition during the fourth quarter of 2012 boosted our full year gross margin.

Revisions in estimated gross profit margins related to revenue recognized under the percentage of completion method are made in the period in which circumstances requiring the revisions become known. During 2012, real estate development projects with gross profit recognized in 2011 and changes in their gross profit margins. As a result of these changes of gross profit, net income for the year ended December 31, 2012 decreased by $663,858 (2011 - decreased by $6,774,719 2012 - decreased by $2,229,470) or basic and diluted earnings per share for the year ended December 31, 2012 decreased by $0.019 and $0.018 respectively (2011 - decreased by $0.195 and $0.186, 2010 - decreased by $0.068 and $0.063 in both basic and diluted earnings per share)

Selling, general and administrative expenses

SG&A for the year ended December 31, 2012 increased 30.8 percent to $17.0 million from $13.0 million in the same period of 2011. The ratio of SG&A to total revenues for the year increased to 11.4% in 2012 from 10.6 % in 2011. The increase in SG&A was mainly due to the increased marketing and administrative expenses related to the new projects associated with increased sales revenue. Increased employee salaries also contributed to the higher administrative expenses.

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

The Company also issued common stock to directors and managements to compensate their services. The common stock was valued base on the closing price of the shares on the grant date.

Compensation expense for stock options and common stock issued is recognized over the vesting period. During the year ended December 31, 2012, compensation expense was $1,010,875 compared with $210,696 in the same period of 2011. The expense was recognized in consolidated statements of income.

Other expenses

Other expenses consist mainly of late delivery settlements and maintenance costs and other miscellaneous expenses. Other expenses in the year ended December 31, 2012 decreased 91.1 percent to $122,651 compared with $1,380,517 in the same period of 2011. The high other expense during 2011 was mainly because the government was not able to refund business taxes of approximately $0.59 million as we previously expected, and we wrote it off during that year.

Finance expense

Interest expense for the year ended December 31, 2012 decreased 54.3 percent to $0.6 million from $1.2 million for the year ended December 31, 2011. This decrease in finance expense was due to reduction in bank processing fees.

Change in fair value of embedded derivative

Embedded derivatives are related to the Company’s $20 million Convertible Debt offering that was completed in January 2008 and paid off at the end of 2012. The change in the fair value of embedded derivatives is a periodic adjustment to the estimated cost to the Company, which is provided by the Cox-Ross-Rubinstein Binomial Lattice valuation model (CRR model).

The CRR model depends on the following assumptions: the Company’s common stock price underlying the warrants; strike price; conversion price; expected life; expected volatility; risk free interest rate; and dividend rate.

The company recorded a gain of $330,628 from the change in the fair value of embedded derivatives for the year ended December 31, 2012 compared with a gain of $1,697,097 in 2011.

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

The change in the fair value of the warrants resulted in a $4,162 gain for the year ended December 31, 2012, compared to $1.1 million gain during the same period of 2011, which was a result of the periodic adjustment to the estimated cost to the Company to provide the common shares, assuming that all of the warrants will be exercised sometime in the future. The basis for estimating the cost to provide the common shares was provided by the valuation model. The CRR model depends on the following assumptions: the Company’s common stock price underlying the warrants; strike price; expected life; expected volatility; risk free interest rate; and dividend rate. The change in fair value of embedded derivatives during 2012 was mainly due to shortened expected life of embedded derivatives, decreased warrants number and lower volatility. All warrants expired at the end of 2012.

Provision of income taxes

The provision for current income taxes for the year ended December 31, 2012 was $6.5 million compared with $3.0 million for the year ended December 31, 2011. The increase was mainly due to the increase in net income from business operations.

Net income

Net income for the year ended December 31, 2012 increased 61.8 percent to $16.5 million from $10.2 million in the same period of 2011. The increase in net income was mainly due to increased revenue and improved gross margin during the fiscal year ended December 31, 2012. In addition, in spite of lower gain from change in fair value of embedded derivatives and warrants, the reduction in other expense and financing expense also contributed to higher net income during 2012.

Basic and diluted earnings per share (“EPS”) attributable to China Housing & Land Development, Inc.

Basic EPS attributable to China Housing & Land Development, Inc. was $0.47 for the year ended December 31, 2012, compared to $0.29 in the same period of 2011. Diluted EPS attributable to China Housing & Land Development, Inc. was $0.47 for the year ended December 31, 2012, compared to $0.26 for 2011. The number of shares outstanding did not change significantly from year to year.

Common shares used to calculate basic and diluted EPS attributable to China Housing & Land Development, Inc.

The weighted average shares outstanding used to calculate basic EPS attributable to China Housing & Land Development, Inc. was 34,954,909 shares in the year ended December 31, 2012 and 34,741,511 shares in the same period of 2011. The weighted average shares outstanding used to calculate the diluted EPS attributable to China Housing & Land Development, Inc. was 36,548,485 shares in the year ended December 31, 2012 and 36,357,220 shares for 2011.

Foreign exchange

The Company operates in China and the functional currency is Chinese Renminbi (“RMB”) but the reporting currency is the U.S. dollar, based on the exchange rates of the two currencies. The fluctuation of the exchange rate during 2012 and the same period of 2011, when translating the operating results and financial positions at different exchange rates, created the accrued gain (loss) on foreign exchange. The gain on foreign exchange for the year ended December 31, 2012 was $2,431,040, compared with a gain of $7,662,496 in 2011.

Cash flow discussion

There was a net cash outflow of $15,622,566 for the year ended December 31, 2012 compared with a $27,782,184 cash outflow during the same period of 2011.

The cash inflow amounts in financing activities decreased to $1.9 million for the year ended December 31, 2012 compared to an inflow of $33.5 million in the same period of 2011. The decrease was caused by the repayment of bank loan totaled $123.7 million during 2012 and repayment of convertible debts amounting to $9.6 million in the fourth quarter of 2012.

There was a cash outflow of $9.2 million from investing activities in 2012, compared with a cash outflow of $70.1 million for the same period of 2011. The decrease was primarily due to change of restricted cash of $4 million compared with $68.4 million last year. Such change in restricted cash was due to reallocating non-restricted cash to restricted cash as part of loan arrangements in 2011. During 2012, we received $5.5 million from the sale of commercial property of JunJing I which was classified as property and equipment, and had $3.1 million from proceeds from sales of property and equipment during 2011.

There was a cash outflow of $8.3 million for operating activities in the year ended December 31, 2012 compared with a $8.8 million inflow in 2011. The difference is primarily attributable to the $72.2 million of construction costs incurred in our real estate projects compared with $52.4 million during 2011. As we had more projects under construction compared to 2011, we incurred greater cash outflow to fund the construction. Also during 2011, there was an increase in advances from customers, which represented a $2.2 million cash inflow compared to a $9.2 million outflow during 2012. Higher net income of $16.5 million also generated more operating cash during 2012 compared with a net income of $10.2 million during 2011. Increase in other receivable and prepaid expense also contributed to decreased operating cash outflow.

The U.S. holding company may require operational funding, from time to time, to pay various professional fees, such as directors’ compensation, etc. The current PRC government’s control on convertibility of RMB to U.S. dollars does not apply to paying for the operating expenses so long as the Company can present valid invoices and/or agreements to the Administration for Foreign Exchange.

The change in ratio of receivables to sales does not represent the deterioration in the credit quality of our receivables or a change in our revenue recognition policies. In general, the Company does not recognize revenues until all permits including pre-sales permits are obtained. Other than the down payments made by customers upon the signing of the sales agreements, most of the balances from the sales are receivable through mortgage financings. Usually, the mortgage approval process ranges from two month to six months, depending on the bank’s credit limit and customer credit worthiness. Account receivables are determined by bank mortgage approval process. The longer the banks take to approve customer mortgages, the greater our account receivables are.

Debt leverage

Total debt consists of loans payable and loans from employees.

Total debt outstanding as of December 31, 2012 was $202.6 million compared with $192.4 million in 2011.

Net debt outstanding (total debt less cash and cash equivalents and restricted cash) as of December 31, 2012 was $85.9 million compared with $64.0 million as of December 31, 2011. The Company’s net debt as a percentage of total capital (net debt plus shareholders’ equity) was 36.6% on December 31, 2012 and 33.1% on December 31, 2011.

Liquidity and capital resources

Our principal liquidity demands are based on the development of new properties, property acquisitions, and general corporate endeavors.

As of December 31, 2012, we had $6,121,448 of cash compared with $22,014,953 of cash as of December 31, 2011, a decrease of $15,893,505. Our cash flow from financing activities provided $1,929,015 for the year ended December 31, 2012 compared with an inflow of $64,474,126 for the year ended December 31, 2011. Along with progress in projects, we expect to see positive cash inflows from these internally generated cash flows can be used to fund part of our projects in pipeline.

By the end of 2012, the Company has repaid various loans as shown in the following table:

Loan	Amount	Source of repayment
JP Morgan	$30 million	Loans from equity fund company and Xi’an Xinxing Days Hotel & Suites Co., Ltd. (“Days Hotel”, a related party)
Convertible debt	$9 million	Payment and deposits from real estate sales
Prax Capital	$29 million	Payment and deposits from real estate sales

Our ordinary payments such as construction costs, selling and administration expenses are funded by payments and deposits from our real estate sales as well as financing our land acquisition costs are mainly funded through financing. The Company has several new projects in 2013 including AnKang, XinQinFang and GoldenBay projects and we expect the deposits and payments from the pre-sales and sales of these projects will be a significant funding source for our operations and up-coming obligations. The Company also borrows from Days Hotel, our management employees, and some related and unrelated funding companies to fund our daily operations and other obligations. With the above arrangements, we will be able to meet all our financial obligations over the next 12 months.

Commitments

The Company leases part of its office and hotel space under various operating lease agreements with expiration dates in 2019.

In connection to the loans borrowed from XinYing (see Notes 12 and 23 to our financial statements), the Company also signed a finance consulting agreement with XinYing where the Company is committed to pay consulting fees on a quarterly basis up to July 2015 for financing services provided.

Additionally, the Company had various commitments related to land use right acquisition with unpaid balances of approximately $19.8 million. The balances are not due until the vendor removes the existing building on the land and changes the zoning status of the land use right certificate. Based on the current condition, the Company estimates that the balances will be paid in two years.

All future payments required under the various agreements are summarized below:

			Payment due by period
Commitments and Contingencies	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	After 5 years
Operating leases	$7,496,711	$1,323,257	$1,229,625	$1,229,625	$1,229,625	$1,229,625	$1,254,954
Consulting fees	6,579,884	2,503,973	2,503,973	1,571,938	-	-	-
Land use rights	16,051,107	16,051,107	-	-	-	-
Total	$30,127,702	$19,878,337	$3,733,598	$2,801,563	$1,229,625	$1,229,625	$1,254,954

Financial obligations

As of December 31, 2012, we had total bank loans of $174,749,368 with a weighted average interest rate of 7.1 percent.

Our mortgage debt (total bank loans) is secured by the assets of the Company, Xinxing Construction’s shares, and corporate guarantee of Tsining, Puhua and the Company.

Loans payable

Loans payable represent amounts due to various banks and are due on demand or within three years. These loans generally can be renewed with the banks when they mature. Loans payable at December 31, 2012 and December 31, 2011 consisted of the following:

	2012	2011
Xi'an Rural Credit Union Zao Yuan Rd. Branch
Originally due July 2, 2011, renewed on June 27, 2011 and extended to July 1, 2012, annual interest is at 8.856 percent, secured by the Company's Jun Jing Yuan I building No. 12, Han Yuan and guaranteed by the Company`s President, President`s spouse, CEO, Tsining’s general manager and his spouse. This amount was fully repaid in July 2012.	$-	$2,542,143
Xinhua Trust Investments Ltd.
Due February 10, 2012, annual interest is at 10 percent, secured by the 24G project. This loan was fully repaid in February 2012.	-	23,832,600
Bank of Xian
Annual interest is fixed at 130% of People’s Bank of China prime rate at the time of borrowing (or 8.528 percent), secured by the Company's Junjing building No. 12. $794,420 is payable on March 31, 2012; $794,420 is payable on June 30, 2012, and $635,536 is payable on August 29, 2012. The loan was set to expire on August 29, 2012, and was fully repaid in July 2012.	-	2,224,376
Bank of Beijing, Xi’an Branch
Due December 10, 2012, annual interest is at the prime rate of People’s Bank of China (or 6.56 percent). The Company has restricted cash of $15,888,400 deposited with Bank of Beijing as collateral. The Company repaid the loan in November and December 2012.	-	15,888,400
The Company signed an agreement with a line of credit of approximately $31.8 million (RMB 200 million). The total amount will be due on November 30, 2014. As of December 31, 2011, the Company drew $11,121,880 (RMB 70 million) from the line of $31.8 million, and during the year the Company drew the remaining $20,866,439 (RMB 130 million) and repaid $9,630,664 (RMB 60 million). Annual interest is at 130% of People’s Bank of China prime rate (or 8 percent). The loan is secured by Puhua project’s land use right and construction in progress. The repayment schedule is as follows when the total $31.8 million loan is drawn subsequent to December 31, 2012: May 30, 2012 – $1,605,111 (RMB 10 million); November 30, 2012–$1,605,111 (RMB 10 million); May 30, 2013 - $9,630,664 (RMB60 million); November 30, 2013 - $9,630,664 (RMB 60,000,000); May 30, 2014 - $4,815,332 (RMB30 million); November 30, 2014 - $4,815,332 (RMB 30 million). The loan is also subject to certain repayment requirements based on percentage of sales contract signed over total estimated sales amount of Puhua project.	22,471,549	11,121,880
Construction Bank of China
Due on March 6, 2015, annual interest is People’s Bank of China prime rate plus 1% (or 7.15%). The loan is secured by JunJing III project and land use rights. The repayment schedule per agreement is as follows: June 30, 2012 - $1,605,111 (RMB10 million); Dec 31, 2012 $1,605,111 (RMB10 million); June 30, 2013 - $2,407,666 (RMB 15 million); Dec 31, 2013 - $2,407,666 (RMB 15 million); June 30, 2014 - $802,555 (RMB 5 million); Dec 31, 2014 – 802,555 (RMB 5 million). The loan is also subject to certain repayment requirements based on percentage of sales contract signed over total estimated sales amount of JunJing III. The Company repaid $7,865,989 (RMB 50 million) during the year.	1,605,111
Tianjin Cube Equity Investment Fund Partnership
Originally due on January 27, 2012, extended it to July 27, 2012 in November 2011, annual interest is 9.6 percent, secured by JunJing II Commercial Units, Junjing I Residential units and part of Company’s Park Plaza project. The balance was fully repaid in July 2012.	-	31,776,800
JP Morgan
Originally due on March 13, 2011 and extended to June 14, 2012, annual interest is at 1.97 percent, secured by $35,590,016 of restricted cash. The loan was fully repaid in December of 2012.	-	30,016,491
Bank of China, Macau Branch
Due December 16, 2013, annual interest is based on 3-month London Interbank offered Rate (“LIBOR”) rate plus 3.6%. The 3-month LIBOR rate at December 31, 2012 was 0.4303%, secured by $32,102,213 (RMB $200,000,000) of restricted cash.	31,000,000	31,000,000
Bank of Communication offshore branch
Due on November 13, 2015, annual rate is 2.9 percent, secured by $36,114,990 (RMB $225,000,000) of restricted cash.	30,000,000
Bank of China, Singapore Office Due November 22, 2014, annual interest is based on 3-month London Interbank offered Rate (“LIBOR”) rate plus 1.55%. The 3-month LIBOR rate at December 31, 2012 was 0.3095%, secured by $32,102,213 (RMB $200,000,000) of restricted cash.	31,800,000
LUSO International Bank
	7,761,153
The Company signed an agreement with a line of credit of $9.7 million with LUSO International Bank. The amount that can be withdrawn is limited to 97% of the restricted cash secured for the line of credit. The total amount will be due on March 27, 2015. As of December 31, 2012, the Company has drawn $7,761,153 from the line of $9.7 million which is 97% of $8,025,213 restricted cash secured. Annual interest is based on 3-month LIBOR rate plus 2.7%. The 3-month LIBOR rate at December 31, 2012 was 0.3095%.
Xi’an Xinxing Days Hotel & Suites Co., Ltd. (“Days Hotel”) (see Note 23 to our financial statements)	21,219,563
There are several loans from Days Hotel, including: $995,169 (RMB 6.2 million) due on March 13, 2013 and repaid; $321,022 (RMB 2 million) due on March 31, 2013; $5,136,354 (RMB 32 million) due on April 28, 2013; $4,815,332 (RMB 30 million) due on June 30,2013; $3,210,221 (RMB 20 million) due on July 2, 2013; $6,741,465 (RMB 42 million) due on November 13, 2013. All Days Hotel loans have an annual interest rate of 20%.
Changcheng Financing Company Limited	4,815,332
Due on November 8, 2014, annual interest rate is 19%, secured by an income producing property of Tsining.
Shanghai XinYing Fund, LLC (“XinYing”)
Due August 7, 2014, annual interest is 9.6% and the effective annual interest rate is 27.16% due to related finance consulting fees (note 22), secured by 100% ownership of Xinxing Construction’s shares, corporate guarantee from Tsining, Puhua, and the Company (Note 23 to our financial statements). The repayment schedule per agreement was as follows: June 1, 2013 - $1,605,111 (RMB 10 million); December 1, 2013 - $1,605,111 (RMB 10 million); June 1, 2014 - $1,605,111 (RMB 10 million); August 7, 2014 – 19,261,328 (RMB 120 million).	24,076,660
Total	$174,749,368	$148,402,690

Except the loans from JP Morgan Bank of China, Macau Branch, Bank of China Singapore Branch, Bank of Communication offshore branch, and LUSO International Bank, which were drawn to repay mandatorily redeemable non-controlling interest in Subsidiaries (see Note 12 to our financial statements), all other loans were drawn to directly finance construction projects.

The majority of interest paid was capitalized and allocated to various real estate construction projects.

The loans payable balances were secured by certain of the Company’s real estate held for development or sale with a carrying value of $51,395,398 (December 31, 2011 - $55,777,318), certain buildings and income producing properties and improvements with a carrying value of $4,287,898 December 31, 2011 (December 31, 2011 - 20,022,475) and certain land use rights with a carrying value of $ Nil at December 31, 2011 (December 31, 2011 - 3,371,814). The weighted average interest rate on loans payable as at December 31, 2011 was 7.1% (December 31, 2011 – 6.7%).

The loan from Bank of Beijing and Construction Bank of China is also subject to certain repayment terms based on certain percentage of units sold in JunJing III and Puhua. Based on this repayment term, the Bank of Beijing and Construction Bank of China can demand repayment of all remaining balance outstanding at any time.

Liquidity expectation

The Company believes that the combination of present capital resources, internally generated funds, and unused financing sources are more than adequate to meet cash requirements for the year 2013.

We intend to meet our liquidity requirements, including capital expenditures related to the purchase of land for the development of our future projects, through cash flow provided by operations and additional funds raised by future financings. Upon acquiring land for future developments, we intend to raise funds to develop our projects by obtaining mortgage as well as equity financing mainly from local banking institutions with which we have done business in the past and fund companies. We believe that our relationships with these banks and fund companies are in good standing and that our real estate will secure the loans needed. We believe that adequate cash flow will be available to fund our operations.

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

Foreign Currency Exchange Rate Risk

The Company conducts all of its business in the People’s Republic of China. All the revenue and profit of the Company is denominated in RMB. When the RMB depreciates, it may adversely affect the Company’s financial performance. Specifically, since the Company’s senior convertible note interest payment is denominated in U.S. dollars; the depreciation of RMB may incur additional cost to our financial cost. However, the effect likely would be small.

ITEM 8 FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China Housing & Land Development, Inc.

We have audited the accompanying consolidated balance sheets of China Housing & Land Development, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. China Housing & Land Development, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Housing & Land Development, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

Signed:“MSCM LLP”
MSCM LLP Toronto, Canada April 1, 2013

CHINA HOUSING & LAND DEVELOPMENT, INC., AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31, 2012 and 2011

	2012	2011
ASSETS
Cash	$6,121,448	$22,014,953
Cash - restricted	110,576,248	105,720,400
Accounts receivable, net of allowance for doubtful accounts of $577,713 and $571,857, respectively	26,897,958	20,253,706
Construction in excess of billing	1,484,626	-
Other receivables, prepaid expenses and other assets, net	6,854,325	1,483,758
Real estate held for development or sale	238,111,545	163,482,316
Property and equipment, net	33,837,346	33,018,990
Advances to suppliers	1,363,817	889,965
Deposits on land use rights	42,748,017	65,286,137
Intangible assets, net	54,482,252	54,148,953
Goodwill	1,914,186	1,894,782
Deferred income tax assets	-	308,248
Deferred financing costs	194,162	253,569
Total assets	$524,585,930	$468,755,777
LIABILITIES
Accounts payable	$55,142,928	$44,275,965
Advances from customers	48,829,289	57,541,251
Accrued expenses	22,229,514	8,380,041
Income and other taxes payable	20,929,485	14,386,133
Other payables	11,228,553	7,474,035
Loans from employees	27,868,785	14,887,431
Loans payable	174,749,368	148,402,690
Deferred tax liability	14,521,613	14,861,462
Warrants liability	-	4,162
Fair value of embedded derivatives	-	330,629
Convertible debt	-	9,165,591
Mandatorily redeemable non-controlling interests in Subsidiaries	-	19,935,482
Total liabilities	375,499,535	339,644,872
SHAREHOLDERS' EQUITY
Common stock: $.001 par value, authorized 100,000,000 shares; issued 35,438,079 and 35,078,639, respectively	35,438	35,079
Additional paid in capital	49,972,174	48,961,658
Treasury stock at cost 351,480 shares and 337,800 shares, respectively	(434,240)	(420,098)
Statutory reserves	9,903,457	7,857,612
Retained earnings	65,057,333	50,555,460
Accumulated other comprehensive income	24,552,233	22,121,194
Total shareholders' equity	149,086,395	129,110,905
Total liabilities and shareholders' equity	$524,585,930	$468,755,777

The accompanying notes are an integral part of these consolidated financial statements.

 CHINA HOUSING & LAND DEVELOPMENT, INC., AND SUBSIDIARIES

Consolidated Statements of Income

For The Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
REVENUES
Real estate sales	$114,817,802	$106,811,754	$131,472,461
Other revenue	34,161,458	15,992,471	8,796,323
Total revenues	148,979,260	122,804,225	140,268,784

COST OF REVENUES
Cost of real estate sales	83,015,375	85,013,637	98,280,358
Cost of other revenue	24,168,489	10,543,645	6,102,184
Total costs of revenues	107,183,864	95,557,282	104,382,542

Gross margin	41,795,396	27,246,943	35,886,242

OPERATING EXPENSES
Selling, general, and administrative expenses	16,414,630	13,036,109	12,909,946
Stock-based compensation	1,010,875	210,696	59,606
Other expenses	122,651	1,380,517	937,568
Financing expense	557,336	1,218,464	1,834,322
Accretion expense on convertible debt	954,979	987,263	1,416,871
Total operating expenses	19,060,471	16,833,049	17,158,313

CHANGE IN FAIR VALUE OF DERIVATIVES
Loss on extinguishment of debt	-	-	2,180,492
Change in fair value of embedded derivatives	(330,628)	(1,697,097)	(3,882,873)
Change in fair value of warrants	(4,162)	(1,138,061)	(2,527,423)
Total change in fair value of derivatives	(334,790)	(2,835,158)	(4,229,804)

Income before provision for income taxes and non-controlling interest	23,069,715	13,249,052	22,957,733

Provision for income taxes	6,689,355	3,205,013	5,513,517
Recovery of deferred income taxes	(167,358)	(185,411)	(151,022)
Provision for income taxes	6,521,997	3,019,602	5,362,495

NET INCOME	16,547,718	10,229,450	17,595,238

Charge to noncontrolling interest	-	-	14,229,043
Net income attributable to China Housing & Land Development, Inc.	$16,547,718	$10,229,450	$3,366,195

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	34,954,909	34,741,511	32,854,429

Diluted	36,548,485	36,357,220	35,579,398

EARNINGS PER SHARE
Basic	$0.47	$0.29	$0.10

Diluted	$0.47	$0.26	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC., AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

For The Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010

NET INCOME	$16,547,718	$10,229,450	$17,595,238

OTHER COMPREHENSIVE INCOME
Gain in foreign currency translation	2,431,039	7,662,496	4,295,215

COMPREHENSIVE INCOME	18,978,757	17,891,946	21,890,453

Less: Comprehensive charge attributable to non-controlling interest	-	-	14,229,043

Comprehensive income attributable to China Housing & Land Development, Inc.	$18,978,757	$17,891,946	$7,661,410

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT INC., AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For The Years Ended December 31, 2012, 2011 and 2010

	December 31,	December 31,	December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,547,718	$10,229,450	$17,595,238
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Bad debt expense (recovery)	-	453,048	(129,781)
Depreciation	2,065,380	1,960,702	3,179,083
Stock-based compensation	1,010,875	210,696	59,606
Gain on disposal of property and equipment	(6,086,257)	(2,138,068)	(278,410)
Gain on disposal of assets held for sale	-	-	(1,134,675)
Amortization of deferred financing costs	156,064	155,210	155,210
Amortization of intangible	218,480	213,274	207,029
Recovery of deferred income taxes	(167,358)	(185,411)	(151,022)
Loss on extinguishment of debt	-	-	2,180,492
Change in fair value of embedded derivatives	(330,628)	(1,697,097)	(3,882,873)
Change in fair value of warrant	(4,162)	(1,138,061)	(2,527,423)
Accretion expense on convertible debt	954,979	987,263	1,416,871
(Increase) decrease in assets:
Accounts receivable	860,603	(10,620,938)	(2,511,977)
Construction in excess of billing	(1,481,534)	-	-
Other receivables, prepaid expenses and other assets	(5,061,576)	5,408,641	(3,843,738)
Real estate held for development or sale	(72,264,904)	(52,489,575)	2,102,072
Advances to suppliers	(454,840)	391,429	5,483,695
(Deposit) refund on land use rights	22,754,848	12,794,165	(44,788,743)
Deferred income tax asset	-	(305,116)	(140,684)
Increase (decrease) in liabilities:
Accounts payable	10,349,314	20,338,590	1,766,018
Advances from customers	(9,218,697)	2,234,623	29,383,837
Accrued expense and interests	22,144,899	21,420,962	16,471,856
Other payables	3,665,900	1,490,414	837,765
Income and other taxes payable	6,033,730	(919,821)	6,835,225
Net cash (used in) provided by operating activities	$(8,307,166)	8,794,380	28,284,671

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(4,001,058)	(68,410,606)	(33,721,354)
Purchase of property and equipment	(10,723,887)	(4,753,042)	(1,900,533)
Cash acquired from acquisition of business	-	-	3,621,705
Proceeds from sale of property and equipment	5,480,530	3,112,958	2,889,869
Proceeds from sale of assets held for sale	-	-	2,084,151
Net cash used in investing activities	$(9,244,415)	(70,050,690)	(27,026,162)

CASH FLOWS FROM FINANCING ACTIVITIES:

Loans from banks	99,673,042	72,408,605	64,167,901
Loans from external parties	51,538,584	-	-
Repayments on loans payable	(123,698,502)	(10,688,769)	(19,828,381)
Loans from employees, net	12,730,011	5,547,620	5,717,478
Repayment of payables for acquisition of businesses	-	(2,373,232)	(13,125,644)
Repayment for mandatorily redeemable non-controlling interest in Subsidiaries	(28,654,408)	(31,000,000)	(30,303,030)
Repayment of convertible debt	(9,645,570)	-	-
Purchase of treasury stock	(14,142)	(420,098)	-
Net cash provided by financing activities	$1,929,015	33,474,126	6,628,324

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15,622,566)	(27,782,184)	7,886,833

Effects on foreign currency exchange	(270,939)	2,892,976	2,154,112

Cash and cash equivalents, beginning of year	22,014,953	46,904,161	36,863,216

Cash and cash equivalents, end of year	$6,121,448	$22,014,953	$46,904,161

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC., AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

For The Years Ended December 31, 2012, 2011 and 2010

								Accumulated
			Common		Additional			other
	Common Stock		stock	Treasury	paid in	Statutory	Retained	comprehensive	Non-controlling
	Shares	Par Value	subscribed	stock	capital	reserves	earnings	income	interest	Totals
BALANCE, December 31, 2009	31,884,969	$31,885	$252,118	$-	$35,461,706	$4,922,248	$39,895,179	$10,163,483	$28,371,468	$119,098,087
Common stock issued for stock-based compensation	62,014	62	(252,118)	-	252,056	-	-	-	-	-
Common stock issued for warrants exercise	17,968	18	-	-	41,326	-	-	-	-	41,344
Common stock issued for acquisition of Suodi	720,380	720	-	-	3,240,990	-	-	-	-	3,241,710
Non-controlling interest reclassified to manditory redeemable preferred stock	-	-	-	-	-	-	-	-	(28,371,468)	(28,371,468)
Charge to noncontolling interest	-	-	-	-	-	-	(14,229,043)	-	-	(14,229,043)
Stock-based compensation	-	-	59,606	-	-	-	-	-	-	59,606
Net income	-	-	-	-	-	-	17,595,238	-	-	17,595,238
Adjustment to statutory reserve	-	-	-	-	-	1,732,467	(1,732,467)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	4,295,215	-	4,295,215
BALANCE, December 31, 2010	32,685,331	32,685	59,606	-	38,996,078	6,654,715	41,528,907	14,458,698	-	101,730,689
Common stock issued for stock-based compensation	20,625	21	(59,606)	-	59,585	-	-	-	-	-
Options issued for stock-based compensation	-	-	-	-	210,696	-	-	-	-	210,696
Common stock issued for warrants exercise	619,905	620	-	-	1,623,540	-	-	-		1,624,160
Common stock issued for conversion of convertible debt	1,752,778	1,753	-	-	8,071,759	-	-	-	-	8,073,512
Treasury Stock	-	-	-	(420,098)	-	-	-	-	-	(420,098)
Net income	-	-	-	-	-	-	10,229,450	-	-	10,229,450
Adjustment to statutory reserve	-	-	-	-	-	1,202,897	(1,202,897)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	7,662,496	-	7,662,496
BALANCE, December 31, 2011	35,078,639	35,079	-	(420,098)	48,961,658	7,857,612	50,555,460	22,121,194	-	129,110,905
Options issued for stock-based compensation	-	-	-	-	388,658	-	-	-	-	388,658
Common stock issued for stock-based compensation	359,440	359	-	-	621,858	-	-	-	-	622,217
Treasury Stock	-	-	-	(14,142)	-	-	-	-	-	(14,142)
Net income	-	-	-	-	-	-	16,547,718	-	-	16,547,718
Adjustment to statutory reserve	-	-	-	-	-	2,045,845	(2,045,845)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	2,431,039	-	2,431,039
BALANCE, December 31, 2012	35,438,079	$35,438	$-	$(434,240)	$49,972,174	$9,903,457	65,057,333	$24,552,233	-	$149,086,395

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 – Business, Organization and Basis of Presentation

China Housing & Land Development, Inc. (the “Company”) is a Nevada corporation, originally incorporated on July 6, 2004 under the name Pacific Northwest Productions Inc. (“Pacific”). On May 5, 2006, the Company changed its name to China Housing & Land Development, Inc. The Company, through its subsidiaries, is engaged in acquisition, development, management, and sale of commercial and residential real estate properties located primarily in Xi’an, Shaanxi Province, People’s Republic of China (PRC or China).

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Xi’an Tsining Housing Development Company Inc. (“Tsining”), Xi’an New Land Development Co. (“New Land”), Manstate Assets Management Limited (“Manstate”), Success Hill Investments Limited (“Success Hill”), Puhua (Xi’an) Real Estate Development Co., Ltd. (“Puhua”), Xi’an Xinxing Property Management Co., Ltd. (“Xinxing Property”), Suodi Co., Ltd. (“Suodi”), Shaanxi Xinxing Construction Co., Ltd. (“Xinxing Construction”), Xinxing FangZhou Housing Development Co., Ltd. (“FangZhou”), Wayfast Holdings Limited (“Wayfast”), Clever Advance Limited (“Clever Advance”), Gracemind Holdings Limited (“Gracemind”), Treasure Asia Holdings Limited (“Treasure Asia”) and AnKang JiYuan Real Estate Development Co., Ltd. (“JiYuan”) (collectively, the “Subsidiaries”). JiYuan was incorporated on July 28, 2011 for real estate development projects in AnKang City near Xi’an. Wayfast with its 100% subsidiary - Clever Advance and Gracemind with its 100% subsidiary - Treasure Asia were incorporated as holding companies in March 2009 and they were inactive during the year ended December 31, 2012.

The Company’s real estate and development sales operation is dependent on continuous financing from external sources. The Company has, in the past, been successful in obtaining financings from financial institutions, 3rd parties and related parties to support the development of their real estate projects. Management believes they will continue to have an ability to fund and develop their current and future projects.

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

Prior to January 1, 2010, Prax Capital (“Prax”), a third party, owned 25% of the non-controlling interest of Puhua and through its 40% non-controlling interest in Success Hill. The ownership interests of Prax were presented as non-controlling interests in the consolidated balance sheets. In the consolidated statements of operations, net income attributable to China Housing & Land Development, Inc. reflects as net of an adjustment for the non-controlling stockholders’ share of the net loss of Puhua and Success Hill.

Effective January 1, 2010, the Company entered into an Amended and Restated Shareholders’ Agreement (the “Restructure”) with Prax to redeem Prax’s ownership interest in Puhua and Success Hill. The Company was committed to redeem all of Prax’s ownership interest by December 31, 2012 (Note 14). As a result of the Restructure, the non-controlling interests met the definition of a mandatorily redeemable financial instrument, and was reported within liabilities as mandatorily redeemable non-controlling interests in subsidiaries on the Company’s consolidated balance sheets. As at December 31, 2012 the Company has redeemed all of Prax’s ownership interest.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and changes in these estimates are recorded when known. Significant estimates made by management include: revenue recognition, estimated real estate project cost and revenue under the percentage of completion method, allowance for doubtful accounts, valuation of real estate held for development or sale, useful lives of property and equipment, amortization of the intangible assets, value of intangible assets and goodwill, future cash flows associated with impairment testing for tangible and intangible assets and goodwill, income taxes, and fair value of warrant liability, embedded derivatives and stock-based compensation.

Note 2 – Summary of Significant Accounting Policies (Continued)

Reporting Currency and Foreign Currency Translation

As of December 31, 2012, the accounts of the Company and its Subsidiaries are maintained in their functional currency, the Chinese Yuan Renminbi (“RMB”). The consolidated financial statements of the Company have been translated into U.S. dollars in accordance with the accounting standard on foreign currency translation. All assets and liabilities of the Subsidiaries are translated at the exchange rate on the balance sheet date, shareholders' equity is translated at the historical rates and the statements of income and cash flows are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under comprehensive income and as a separate component of shareholders’ equity.

Foreign exchange rates used:

	December 31, 2012	December 31, 2011	December 31, 2010
Period end RMB/U.S. Dollar exchange rate	6.2301	6.2939	6.6000
Average RMB/U.S. Dollar exchange rate	6.3084	6.4633	6.7690

Revenue Recognition

Real estate sales are reported in accordance with the provisions of the standard “Accounting for Sales of Real Estate”. Profit from the sales of real estate properties is recognized on the percentage of completion method on the sale of individual units when all the following criteria are met:

A.	Construction is beyond a preliminary state.
B.	The buyer is committed to the extent of being unable to require a refund except for non-delivery of the units or interest.
C.	Sufficient units have already been sold to assure that the entire property will not revert to rental property.
D.	Sales prices are collectible.
E.	Aggregate sales proceeds and costs can be reasonably estimated.

 If any of the above criteria are not met, proceeds will be accounted for as advances from customers until the criteria are met.

Under the percentage of completion method, revenues from condominium units sold and related costs are recognized over the course of the construction period, based on the completion progress of a project. In relation to any project, revenue is determined by calculating the ratio of incurred costs, including land use rights costs and construction costs, to total estimated costs and applying that ratio to the contracted sales amounts. Cost of sales is recognized by determining the ratio of contracted sales during the period to total estimated sales value and, then, applying that ratio to the incurred costs. Current period amounts are calculated based on the difference between the life-to-date project totals and the previously recognized amounts. Any losses incurred or forecast to occur on real estate transactions are recognized in the period in which the loss is first anticipated.

Significant judgments and estimates related to applying the percentage of completion method include the Company’s estimates of the time necessary to complete the project, the total expected revenue and the total expected costs. Fluctuations in sales prices and variances in costs from budgets could change the percentages of completion and affect the amount of revenue and costs recognized. Changes in total estimated project costs and estimated project revenues, if any, are recognized in the period in which they are determined. Revenue recognized to date in excess of amounts received from customers is included in accounts receivable. Included in accounts receivable at December 31, 2012 is $8,966,122 (2011 - $18,078,377) representing amounts due from customers for which the Company has already recognized revenues. Amounts received from customers in excess of revenue recognized to date are classified as current liabilities under advances from customers. As of December 31, 2012 and 2011 the related advances from customers were $33,385,633 and $35,629,245, respectively.

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

Note 2 – Summary of Significant Accounting Policies (Continued)

Revenue Recognition (continued)

Other revenue mainly includes property management fees, real estate lease income, real estate construction services for third parties and disposal of property and equipment. Both property management fees and real estate lease income are recognized on a straight-line basis over the terms of the service agreements. Depreciation cost and maintenance cost of the property are recorded as the cost of other revenue.

The Company also constructs various projects for external customers and local governments. Revenues and profits from construction and construction management contracts are recognized for accounting purposes using the percentage of completion method. The percentage of completion is determined by relating the actual cost of work performed to date to the current estimated total cost of the respective contracts. When the current estimated costs to complete indicate a loss, such loss is recognized immediately.

Revisions in costs and earnings or loss estimates during the course of the work are reflected during the accounting period in which the facts that cause the revision become known.

Effect of Change in Estimates

Revisions in estimated gross profit margins related to revenue recognized under the percentage of completion method are made in the period in which circumstances requiring the revisions become known. During 2012, real estate development projects with gross profits recognized in 2011 had changes in their estimated gross profit margins. As a result of these changes of gross profit, net income for the year ended December 31, 2012 decreased by $663,858 (2011- decreased by $6,774,719; 2010 – decreased by $2,229,470) or basic and diluted earnings per share for the year ended December 31, 2012 decreased by $0.019 and $0.018 , respectively (2011 – decreased by $0.195 and $0.186, 2010 – decreased by $0.068 and $0.063 in both basic and diluted earnings per share).

Real Estate Held for Development or Sale

Real estate held for development or sale consists of residential and commercial units under construction and units completed. The Company leases the land for the residential and commercial unit sites under land use right leases from PRC.

Real estate held for development or sale includes the cost of land use rights and land improvements, predevelopment costs, direct construction costs and development costs, engineering costs, interest on indebtedness, real estate taxes, wages, insurance, construction overhead and indirect project costs. All costs are capitalized and accumulated by specific projects and allocated to residential and commercial units within the respective projects using the related area method except that the construction and development costs are allocated using the specific identification method. Total estimated costs of multi-unit developments are allocated to individual units based upon the related area method.

Real estate held for development or sale is recorded at the lower cost or fair value less costs to sell. It is subject to valuation adjustments when the carrying amount exceeds fair value. Any loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. Estimated fair value is based on comparable sales of real estate in the normal course of business under existing and anticipated market conditions. The evaluation takes into consideration the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances that may affect fair value, including management’s plans for the property. These evaluations are made on a property-by-property basis as seen fit by management whenever events or changes in circumstances indicate that the net carrying value may not be recoverable.

The Company evaluates the carrying value for impairment based on the undiscounted future cash flows of the assets. Write-downs of real estate held for development or sale deemed impaired would be recorded as adjustments to the cost basis. No impairment loss was incurred or recorded for the years ended December 31, 2012, 2011 and 2010. No depreciation is provided for real estate held for development or sale.

Note 2 – Summary of Significant Accounting Policies (Continued)

Capitalization of Interest

In accordance with the standard “Capitalization of Interest Cost”, interest incurred during and directly related to on going projects is capitalized to real estate held for development or sale during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete or the property becomes inactive. A project becomes inactive when development and construction activities have been suspended indefinitely. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest capitalized to real estate held for development or sale is expensed as a component of cost of real estate sales when related units are sold. All other interest is expensed as incurred.

For the year ended December 31, 2012, interest incurred by the Company was $24,027,695 (2011 - $29,746,012 and 2010 - $26,374,527) and capitalized interest for the same period was $23,515,580 (2011 - $28,613,976 and 2010 - $26,059,926).

Concentration of Risks

The Company sells residential and commercial units to residents and small business owners. One customer purchased the Company’s Jun Jing I shopping mall which was recorded under property and equipment. The gain from this transaction accounted for 7% of our total revenue in fiscal 2012. There were no major customers that accounted for more than 5% of revenue for the years ended December 31, 2011 and 2010. The same customer accounted for 27% of accounts receivable and another customer accounted for 6% of accounts receivable as at December 31, 2012. There were no customers that individually accounted for more than 5% of accounts receivable in 2011.

The Company is dependent on third-party sub-contractors, manufacturers, and distributors for all construction services and supply of construction materials. Construction services or products purchased from the Company's five largest sub-contractors and suppliers accounted for 27% of total services and supplies for the year ended December 31, 2012 (2011 - 33% and 2010 - 45%). Accounts payable to these subcontractors and suppliers was 35% of the total accounts payable as at December 31, 2012 (2011 – 33% and 2010 – 41%).

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

Cash and Cash Equivalents and Concentration of Risk

Cash and cash equivalents include cash on hand and highly liquid investments with maturities of three months or less when purchased in accounts maintained with state-owned banks within the PRC. Total cash (including restricted cash) and cash equivalents in state-owned banks at December 31, 2012 amounted to $116,131,116 (2011 - $127,546,638) of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts. The Company did not have cash equivalents as of December 31, 2012 and 2011.

Restricted Cash

The Company has four types of restricted cash. The first type of restricted cash is imposed by the banks that provide mortgage loans to the home buyers before obtaining the certificates of ownership of the properties as collateral. In order to provide the banks with the certificates of ownership, the Company is required to complete certain procedures with the Chinese government, which normally take six to twelve months. Because the banks provide the loan proceeds to the Company without obtaining certificates of ownership as loan collateral during this six to twelve month period, the mortgage banks require the Company to maintain restricted cash as security. The banks release this type of restricted cash once they receive the certificates of ownership.

The second type of restricted cash is guaranteed deposits for the loans from JP Morgan International Bank Limited Brussels Branch (“JP Morgan”), Bank of Beijing, Bank of China Macau Branch, Bank of China Singapore Office, LUSO International Banking LTD., and Bank of Communication Offshore Branch (Note 12). The Company cannot withdraw or transfer the restricted cash until the restriction periods have expired and the loan amount has been repaid.

Note 2 – Summary of Significant Accounting Policies (Continued)

Restricted Cash (Continued)

The third type of restricted cash is related to accounts specifically set up for remittances or receipts of government regulatory fees and funds. The accounts are restricted because they are subject to certain withdrawal limitations.

The fourth type of restricted cash is related to the loans with Tianjin Cube Equity Investment Fund Partnership (“Cube”) (Note 12). This cash is restricted as the Company needs approval from Cube before using the funds from the loans.

As of December 31, 2012 and 2011, the balances of the first type of restricted cash totaled $1,566,783 and $1,075,184, respectively. As of December 31, 2012 and 2011, the balances of the second type of restricted cash totaled $108,344,970 and $83,255,215, respectively. As of December 31, 2012 and 2011, the balances of the third type of restricted cash totaled $664,495 and $Nil, respectively. As of December 31, 2012 and 2011, the balances of the fourth type of restricted cash totaled $Nil and $21,390,001, respectively.

Accounts Receivable

Accounts receivable consists of balances due from customers for the sale of residential and commercial units in the PRC and construction projects engaged. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimated uncollectible amounts are based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change.

Construction in Excess of Billing

Construction in excess of billing represents the excess of contract profits recognized to date using the percentage of completion accounting method over the construction billings to date.

Other Receivables

Other receivables consist of various cash advances to unrelated companies and individuals. These amounts are not related to the receivables from the customer of the Company, are unsecured, non-interest bearing and generally short-term in nature.

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

Note 2 – Summary of Significant Accounting Policies (Continued)

Impairment of Long-lived Assets

The Company periodically evaluates the carrying value of long-lived assets in accordance with the standard, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal. Based on its review, the Company believes there were no impairments of its long-lived assets as of December 31, 2012 and 2011.

Deposits on Land Use Rights

Deposits on land use rights consist of deposits held by the PRC government to purchase land use rights in Xi’an Baqiao District and other projects currently planned.

Goodwill and Intangible Assets

The Company accounts for goodwill and intangible assets in accordance with the provisions of standard “Intangibles—Goodwill and Other”. Business acquisitions require the application of purchase accounting, which results in tangible and identifiable intangible assets and liabilities of the acquired entity being recorded at fair value. The difference between the purchase price and the fair value of net assets acquired is recorded as goodwill. The majority of the Company’s goodwill has resulted from the acquisition of Xinxing Property in 2009 and the acquisition of Xinxing Construction in 2010. The intangible assets include a land use right acquired from the Suodi acquisition in 2010, a construction license resulting from the acquisition of Xinxing Construction in 2010, as well as a development right for 487 acres of land in Baqiao Park obtained from the acquisition of New Land in 2007.

The land use right is amortized over its estimated useful life of 39 years.

The construction license, which is subject to renewal every 5 years, is not amortized and has an indefinite estimated useful life because management believes the Company will be able to continuously renew the license in the future.

The development right is amortized over its estimated useful life. The amortization of the intangible asset is based on the percentage of profit margin realized over the total expected profit margin to be realized from the 487 acres of land in the Baqiao project. The Company reviews its business plan for its 487 acres of land in Baqiao Park periodically and updates its assumptions based on the prevailing market prices and management’s judgment of the profit margins.  The method of amortization selected reflects the pattern in which the economic benefits of the intangible asset are realized. This method is intended to match the pattern of amortization with the income-generating capacity of the asset. The amortized development right will be capitalized into the Company’s real estate held for development or sale and expensed as cost of real estate sales through the Company’s percentage of completion revenue recognition method.

The Company is required to test goodwill and other intangible assets deemed to have indefinite useful lives for impairment annually at the reporting unit level or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. On January 1, 2012, the Company adopted the accounting standard update allowing the Company to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. The Company determines, based on a qualitative assessment, if it is more likely than not that the fair value of the reporting unit is less than its carrying amount an impairment test will be performed. The impairment test compares the reporting unit’s carrying value to its fair value and, when appropriate, the carrying value of goodwill and other intangible assets is reduced to fair value.

There were no indicators for impairment and no impairment loss was recognized for the years ended December 31, 2012, 2011 and 2010.

Deferred Financing Costs

Debt issuance costs are capitalized as deferred financing costs and amortized on a straight line basis over the term of the related debt. The amortization expense for the year ended December 31, 2012 was $156,064 (2011 - $155,210 and 2010 - $155,210). This amortization expense was included in financing expense.

Note 2 – Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

The standard, “Disclosures about Fair Value of Financial Instruments”, defines financial instruments and requires fair value disclosures for those instruments. The standard, “Fair Value Measurements”, defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for cash and cash equivalents, restricted cash, accounts receivable, other receivable, accounts payable, bank loans, loans from employees, other payables and accrued expenses qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

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

There were no assets or liabilities measured at fair value on a recurring basis as of December 31, 2012.

Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2011:

Fair Value Measurements Using	Level 1	Level 2	Level 3	At Fair Value
Warrants liability	$-	$4,162	$-	$4,162
Fair value of embedded derivatives	-	330,629	-	330,629
Total	$-	$334,791	$-	$334,791

Note 2 – Summary of Significant Accounting Policies (Continued)

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

Advertising Costs

Advertising and sales promotion costs are expensed as incurred. Advertising expense for the year 2012 totaled $3,055,882 (2011 - $2,093,002 and 2010 - $3,066,537).

Warranty Costs

Generally, the Company provides all of its customers with a limited (half a year to 5 years) warranty period for defective workmanship. Any significant material defects are generally under warranty with the Company's construction contractors. Currently, the Company retains 5% of the total contract cost from the construction contractors for a period of one to five years after the completion of the construction. Such retention amounts will be used to pay for any repair expense incurred due to defects in the construction. Any excess amounts are expensed in the period when they occur. The Company has not historically incurred any significant litigation requiring additional specific reserves for its product offerings. As of December 31, 2012 and 2011, the Company did not recognize any warranty liability or incur any warranty costs in excess of the amount retained from construction contractors.

Income Taxes

The Company utilizes the standard, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At December 31, 2012 and 2011 the significant accounting to tax difference was related to certain intangible assets and certain real estate held for development or sale that has no corresponding tax value.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company is required to report income tax returns in the PRC jurisdictions for the Subsidiaries located in China, The Company recognizes liabilities for anticipated tax audit issues based on the Company’s estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the liabilities are no longer determined to be necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to tax expense would result.

The Company adopted the provisions of the interpretation, "Accounting for Uncertainty in Income Taxes”, on January 1, 2007. The Company did not have any material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing the interpretation. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax liability as a component of selling, general and administrative expense. As of December 31, 2012 and 2011, the Company did not have any accrued interest or penalties associated with any unrecognized tax rate differences from the federal statutory rate primarily due to non-deductible expenses, temporary differences and preferential tax treatment. No assessments of Income taxes for the years ended December 31, 2012, 2011 and 2010 have been received by the Company.

Note 2 – Summary of Significant Accounting Policies (Continued)

Basic and Diluted Earnings Per Share

Earnings per share are calculated in accordance with the standard, “Earnings per Share”. Basic net earnings per share are based upon the weighted average number of common shares outstanding. The computation of diluted earnings per share includes the estimated impact of the exercise of the outstanding warrants to purchase common stocks using the treasury stock method and the potential shares of converted common stock associated with the convertible debt using the if-converted method.

Share-Based Compensation

The Company records stock-based compensation pursuant to the standard, “Share-Based Payments.” The Company measures the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period the services are rendered.

Comprehensive Income

Comprehensive income consists of net income and foreign currency translation gains and losses affecting shareholders' equity that, under GAAP, are excluded from net income. The gain on foreign exchange translation totaled $2,431,039 for the year ended December 31, 2012 (2011 – $7,662,496 and 2010 – $4,295,215).

Statement of Cash Flows

In accordance with the standard, “Statement of Cash Flows,” cash flows from the Company's operations are calculated based upon the local currencies translated at the weighted average exchange rate for the year. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Segment reporting

Reportable segments are identified based on operating segments which are determined based on the Company’s internal organization, management requirements and internal reporting system. An operating segment is a component of the Company that meets the following respective conditions:

a.	Engage in business activities from which it may earn revenues and incur expenses;
b.	Whose operating results are regularly reviewed by the Company’s management to make decisions about resource to be allocated to the segment and assess its performance; and
c.	For which financial information regarding financial position, results of operations and cash flows are available.

Accounting Principles Recently Adopted

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-04 “Fair Value Measurement (Topic 820)”. The purpose of these amendments is to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments in this update change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments include the following: (1) those that clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements (2) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU No. 2011-04 was effective for the Company on January 1, 2012. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive income”. The FASB amended the existing guidance to require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. ASU No. 2011-05 was effective for the Company on January 1, 2012. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08 “Intangibles-Goodwill and Other”. The objective of this update is to simplify how entities, both public and non-public, test goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described. ASU No. 2011-08 was effective for the Company on January 1, 2012. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Note 2 – Summary of Significant Accounting Policies (Continued)

Accounting Principles Recently Adopted (Continued)

In December 2011, the FASB issued ASU 2011-12, “Comprehensive income”. The amendments are being made to allow FASB time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report classifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. ASU No. 2011-12 was effective for the Company on January 1, 2012. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

New Accounting Pronouncement Not Yet Adopted

In December 2011, the FASB issued Accounting Standards Update ASU No. 2011-10, “Derecognition of in Substance Real Estate – a Scope Clarification” which relates to deconsolidation events.   Under this amendment, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of the default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20, Property, Plant and Equipment - Real Estate Sales, to determine whether it should derecognize the in substance real estate. This guidance is effective for the fiscal year ending December 31, 2013 and is not expected to have a significant impact on the Company’s financial statements.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment”. ASU 2012-02 amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the revised guidance, entities testing an indefinite-lived intangible asset for impairment have the option of performing a qualitative assessment before calculating the fair value of the asset. If entities determine, on the basis of qualitative factors, that the likelihood of the indefinite-lived intangible asset being impaired is below a "more likely than not" threshold (i.e., a likelihood of more than 50 percent), the entity would not need to calculate the fair value of the asset. The ASU does not revise the requirement to test indefinite-lived intangible assets annually for impairment and does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company is currently assessing the future impact, if any, of this new accounting update to the consolidated financial statements.

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

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”), which clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with ASU Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This standard requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the accompanying notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, companies are required to cross-reference to other disclosures that provide additional detail on those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830) Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). ASU 2013-05 updates accounting guidance related to the application of consolidation guidance and foreign currency matters. This guidance resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. This guidance is effective for interim and annual periods beginning after December 15, 2013. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3 – Supplemental Disclosure of Cash Flow Information

Income taxes paid amounted to $1,962,010, $4,595,814 and $527,633 for the years ended December 31, 2012, 2011 and 2010, respectively. Interest paid for the years ended December 31, 2012, 2011 and 2010 amounted to $13,256,327, $13,620,319, and $8,969,051, respectively.

During the year, the Company disposed part of its Jun Jing I shopping mall which was recorded as part of property and equipment before the disposal. Proceeds of $7,376,427 in connection with the disposal remains in accounts receivable as of December 31, 2012 and are excluded from proceeds from sale of property and equipment in the statements of cash flows.

During the year ended December 31, 2012, the Company disposed certain real estate held for development or sale and property with a book value of $1,871,433 (RMB 11,761,582) to settle $1,888,675 (RMB 12 million) loans from a third party vendor.

No such non-cash items occurred in fiscal year 2011.

Note 4 – Real Estate Held for Development or Sale

The following summarizes the components of real estate inventories as at December 31, 2012 and 2011:

	2012	2011
Real estate projects completed and held for sale
Junjing I	$2,065,376	$3,381,448
JunJing II	175,326	1,321,972
Tsining 24G	45,370	44,910
Gangwan	19,117	37,847
Tsining Home IN	60,943	60,325
Junjing III	1,309,347	-
Puhua Phase I	9,558,162	-
Real estate completed and held for sale	13,233,641	4,846,502

Real estate projects held for development
Puhua Phase II, III and IV; Phase I was completed during fiscal 2012	114,056,742	115,798,346
Tangdu (see note 6(a))	-	4,710,742
Junjing III – completed during fiscal 2012	-	9,299,511
Park plaza	77,765,333	8,471,800
Golden Bay (The Company is in the process of obtaining the land use right)	12,415,111	5,657,731
Jiyuan	16,500,575	13,151,101
Other	3,941,746	1,356,331
Construction materials	198,397	190,252
Real estate held for development	224,877,904	158,635,814

Total real estate held for development or sale	$238,111,545	$163,482,316

Note 5 – Accounts Receivable

Accounts receivable consist of the following as at December 31, 2012 and 2011:

	2012	2011
Accounts receivable	$27,475,671	$20,825,563
Allowance for doubtful accounts	(577,713)	(571,857)
Accounts receivable, net	$26,897,958	$20,253,706

Note 6 – Other Receivables, Prepaid Expenses and Other Assets

Other receivables, prepaid expenses and other assets consist of the following as at December 31, 2012 and 2011:

	2012	2011
Government reimbursement for Tandu project (a)	$3,795,916	$-
Other receivables	1,289,958	920,837
Allowance for doubtful receivables	(145,753)	(144,275)
Prepaid expenses	415,368	541,625
Prepaid other tax expenses	1,498,836	165,571
Other receivables, prepaid expenses and other assets, net	$6,854,325	$1,483,758

(a)	The Company’s Tangdu project was essentially a land use right plus miscellaneous preconstruction costs. During fiscal year 2011, the PRC government was in the process of negotiating with the Company regarding a potential transfer. The Company owned the legal title to this land use right as at December 31, 2011. During the fiscal year 2012, the government agreed to reimburse the Company for the costs incurred on the land use right and required the Company to transfer the land use right back to the government. The carrying value of the land use right was reclassified to other receivable, prepaid expenses and other assets and the balance as at December 31, 2012 represents the remaining balance of the settlement amount.

Note 7 — Property and Equipment

Property and equipment consist of the following as at December 31, 2012 and 2011:

	2012	2011
Income producing properties and improvements	$19,577,784	$29,641,864
Buildings and improvements	17,913,261	4,440,514
Electronic equipment	918,209	498,260
Vehicles	734,678	727,231
Computer software	319,012	312,600
Office furniture	863,132	120,062
Office building under construction (completed in December 2012 and reclassified to buildings and improvements)	-	3,608,643
Total	40,326,076	39,349,174
Accumulated depreciation	(6,488,730)	(6,330,184)
Property and equipment, net	$33,837,346	$33,018,990

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 amounted to $2,065,380, $1,960,702 and $3,179,083, respectively. Depreciation expense was included in selling, general and administrative expenses, real estate held for development or sale and cost of other revenue.

Note 8 — Intangible Assets

Intangible assets consist of the following as at December 31, 2012 and 2011:

	2012	2011
Development right acquired (a)	$51,835,211	$51,309,767
Land use right acquired (b)	8,627,525	8,540,070
Construction license acquired (c)	1,208,354	1,196,106
	61,671,090	61,054,943
Accumulated amortization	(7,188,838)	(6,896,990)
Intangible asset, net	$54,482,252	$54,148,953

(a)	The development right for 487 acres of land in Baqiao Park obtained from the acquisition of New Land in fiscal 2007. The intangible asset has a finite life. In accordance with accounting standard, “Goodwill and Other Intangible Assets”, the intangible asset is subject to amortization over its estimated useful life. This method is intended to match the pattern of amortization with the income-generating capacity of the asset. The development right will expire on June 30, 2016.

(b)	The land use right was acquired through acquisition of Suodi. The land use right certificate will expire at November 2048. The Company amortizes the land use right over 39 years starting from the date of acquisition.

(c)	The construction license was acquired through acquisition of Xinxing Construction. The construction license, which is subject to renewal every 5 years, is not amortized and has an indefinite estimated useful life because management believes the Company will be able to continuously renew the license in future. The license will be subject to renewal on January 1, 2016.

The Company evaluates its intangible assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Based on the discounted estimated future cash flows, the Company will record a write-down for impairments if the discounted cash flows are greater than the carrying value of the intangible asset. No impairment write-down was recognized for December 31, 2012, 2011 and 2010.

For the year ended December 31, 2012, the Company has recorded $218,480 amortization expense on land use right (2011 and 2010 - $213,274 and $207,029, respectively). The amortization was included in selling, general and administrative expenses. There was no amortization on development right during fiscal 2012, 2011 and 2010.

For the next five years, the Company will amortize approximately $220,758 annually on the land use right. The Company also expects to acquire all remaining land use rights in connection with the development right and amortize the balance of the development right in the next five years.

Note 9 — Goodwill

The following represents changes in goodwill during the years ended December 31, 2012 and 2011:

	2012	2011
Balance, beginning of year	$1,894,782	$1,806,905
Currency translation	19,404	87,877
Balance, end of year	$1,914,186	$1,894,782

No impairment was recognized for December 31, 2012, 2011 and 2010 .

Note 10 – Accrued Expenses

Accrued expenses consist of the following as of December 31, 2012 and 2011:

	2012	2011
Accrued expenses	$19,521,717	$8,000,003
Accrued interest	2,707,797	380,038
Total	$22,229,514	$8,380,041

Note 11 – Loans from Employees

The Company has borrowed monies from certain employees to fund the Company’s construction projects. These unsecured loans bear interest at 20% in 2012 (2011 – 20%) per annum and are available to all employees.

Included in these loans are loans from the Company’s executives:

	2012	2011
President	$1,637,213	$889,750
Chief executive officer	160,511	317,768
Chief financial officer	963,066	238,326
Chief operating officer	642,044	158,884
	$3,402,834	$1,604,728

Note 12 – Loans Payable

Loans payable represent amounts due to various banks and are due on demand or within three years. These loans generally can be renewed with the banks when they mature. Loans payable at December 31, 2012 and December 31, 2011 consisted of the following:

	2012	2011
Xi'an Rural Credit Union Zao Yuan Rd. Branch
Originally due July 2, 2011, renewed on June 27, 2011 and extended to July 1, 2012, annual interest was at 8.856%, secured by the Company's Jun Jing Yuan I building No. 12, Han Yuan and guaranteed by the Company’s President, President`s spouse, CEO, Tsining’s general manager and his spouse. This amount was fully repaid in July 2012.	$-	$2,542,143

Xinhua Trust Investments Ltd.
Due February 10, 2012, annual interest was at 10%, secured by the 24G project. This loan was fully repaid in February 2012.	-	23,832,600

Bank of Xian
Annual interest was fixed at 130% of People’s Bank of China prime rate at the time of borrowing (or 8.528%), secured by the Company's Junjing building No. 12. $794,420 was payable on March 31, 2012; $794,420 was payable on June 30, 2012, and $635,536 was payable on August 29, 2012. The loan was set to expire on August 29, 2012, and was fully repaid in July 2012.	-	2,224,376

Bank of Beijing, Xi’an Branch
Due December 10, 2012, annual interest was at the prime rate of People’s Bank of China (or 6.56%). The Company had restricted cash of $15,888,400 deposited with the Bank of Beijing as collateral. The Company repaid the loan in November and December 2012.	-	15,888,400
The Company signed an agreement for a line of credit of approximately $31.8 million (RMB 200 million). The total amount will be due on November 30, 2014. As of December 31, 2011, the Company drew $11,121,880 (RMB 70 million) from the line of $31.8 million, and during the year ended December 31, 2012 the Company drew the remaining $20,866,439 (RMB 130 million) and repaid $9,630,664 (RMB 60 million). Annual interest is at 130% of People’s Bank of China prime rate (or 8%). The loan is secured by Puhua Phase II project’s land use right and construction in progress. The repayment schedule is as follows when the total $31.8 million loan is drawn subsequent to December 31, 2012: – May 30, 2013 - $3,210,221 (RMB 20 million); November 30, 2013 - $9,630,664 (RMB 60 million); May 30, 2014 - $4,815,332 (RMB 30 million); November 30, 2014 - $4,815,332 (RMB 30 million). The loan is also subject to certain repayment requirements based on percentage of sales contract signed over total estimated sales amount of Puhua project.	22,471,549	11,121,880

Construction Bank of China
Due on March 6, 2015, annual interest is People’s Bank of China prime rate plus 1% (or 7.15%). The loan is secured by JunJing III project and its land use right. The repayment schedule is as follows: August 2014 - $802,555 (RMB 5 million); March 2015 – $802,555 (RMB 5 million). The loan is also subject to certain repayment requirements based on percentage of sales contract signed over total estimated sales amount of JunJing III. The Company repaid $7,865,989 (RMB 50 million) of the original principal of $9,471,100 (RMB 60 million) during the year.	1,605,111	-
Tianjin Cube Equity Investment Fund Partnership
Originally due on January 27, 2012, extended it to July 27, 2012 in November 2011, annual interest was 9.6%, secured by JunJing II Commercial Units, Junjing I Residential units and part of Company’s Park Plaza project. The balance was fully repaid in July 2012.	-	31,776,800

JP Morgan
Originally due on March 13, 2011 and extended to June 14, 2012, annual interest was at 1.97%, secured by $35,590,016 of restricted cash. The loan was fully repaid in 2012.	-	30,016,491

Bank of China, Macau Branch
Due December 16, 2013, annual interest is based on 3-month LIBOR (“LIBOR”) rate plus 3.6%. The 3-month LIBOR rate at December 31, 2012 was 0.3095%, secured by $32,102,213 (RMB $200,000,000) of restricted cash.	31,000,000	31,000,000
Bank of Communication offshore branch
Due on November 13, 2015, annual rate is 2.9%, secured by $36,114,990 (RMB $225,000,000) of restricted cash.	30,000,000	-

Bank of China, Singapore Office Due November 22, 2014, annual interest is based on 3-month LIBOR rate plus 1.55%. The 3-month LIBOR rate at December 31, 2012 was 0.3095%, secured by $32,102,213 (RMB $200,000,000) of restricted cash.	31,800,000	-

LUSO International Bank
The Company signed an agreement for a line of credit of $9.7 million with LUSO International Bank. The amount that can be withdrawn is limited to 97% of the restricted cash secured for the line of credit. The total amount will be due on March 27, 2015. As of December 31, 2012, the Company has drawn $7,761,153 from the line of $9.7 million which is 97% of $ 8,025,213 (RMB 50 million) restricted cash secured. Annual interest is based on 3-month LIBOR rate plus 2.7%. The 3-month LIBOR rate at December 31, 2012 was 0.3095%.	7,761,153	-

Xi’an Xinxing Days Hotel & Suites Co., Ltd. (“Days Hotel”) (Note 23)
There are several loans from Days Hotel, including: $995,169 (RMB 6.2 million) due on March 13, 2013 and repaid; $321,022 (RMB 2 million) due on March 31, 2013; $5,136,354 (RMB 32 million) due on April 28, 2013; $4,815,332 (RMB 30 million) due on June 30, 2013; $3,210,221 (RMB 20 million) due on July 2, 2013; $6,741,465 (RMB 42 million) due on November 13, 2013. All Days Hotel loans have an annual interest rate of 20%.	21,219,563	-

Changcheng Financing Company Limited
Due on November 8, 2014, annual interest rate is 19%, secured by an income producing property of Tsining.	4,815,332	-

Shanghai XinYing Fund, LLC (“XinYing”) (Note 23)
Due August 7, 2014, annual interest is 9.6% and the effective annual interest rate is 27.16% due to related finance consulting fees (note 22), secured by 100% ownership of Xinxing Construction’s shares, corporate guarantee from Tsining, Puhua, and the Company (Note 23). The repayment schedule per agreement is as follows: June 1, 2013 - $1,605,111 (RMB 10 million); December 1, 2013 - $1,605,111 (RMB 10 million); June 1, 2014 - $1,605,111 (RMB 10 million); August 7, 2014 – 19,261,328 (RMB 120 million).	24,076,660	-
Total	$174,749,368	$148,402,690

Note 12 – Loans Payable (Continued)

Except for the loans from JP Morgan Bank of China, Macau Branch, Bank of China Singapore Branch and Bank of Communication offshore branch, which were drawn to repay mandatorily redeemable non-controlling interest in Subsidiaries (Note 14) and the loans from LUSO International Bank, which were drawn to repay convertible debt (Note 13), all other loans were drawn to directly finance construction projects.

The majority of interest paid was capitalized and allocated to various real estate construction projects.

The loans payable balances were secured by certain of the Company’s real estate held for development or sale with a carrying value of $51,395,398 at December 31, 2012 (December 31, 2011- $55,777,318), certain buildings and income producing properties and improvements with a carrying value of $4,287,898 at December 31, 2012 (December 31, 2011- $20,022,475) and certain land use rights with a carrying value of $ Nil at December 31, 2012 (December 31, 2011- $3,371,814). The weighted average interest rate on loans payable as at December 31, 2012 was 7.1% (December 31, 2011 – 6.7%).

The loan from Bank of Beijing and Construction Bank of China are also subject to certain repayment terms based on certain percentage of units sold in Puhua project and Jun Jing III. Based on this repayment term, the Bank of Beijing and Construction Bank of China can demand repayment of all remaining balance outstanding at any time (Bank of Beijing – $22,471,549; Construction Bank of China – $1,605,111).

Note 13 – Convertible Debt

On January 28, 2008, the Company issued Senior Secured Convertible Debt (the "Convertible Debt") and warrants to subscribe for common shares for an aggregate purchase price of $20 million. The Convertible Debt bears interest at 5% per annum (computed based on the actual days elapsed in a period of 360 days) of the RMB nominal principle amount, payable quarterly in arrears in U.S. Dollars on the first business day of each calendar quarter and on the maturity date. In addition, 1,437,467 five-year warrants were granted with a strike price of $6.07 per common share and are callable if certain stock price thresholds are met. Approximately 215,620 warrants are also available as a management incentive if certain milestones are met. If the aggregate principal amount of the Convertible Debt is reduced to $10 million or less as a result of repayment by the Company or as a result of any optional conversion by the investors or mandatory conversion by the Company of the Convertible Debt, then each investor agrees to surrender to the Company warrants for an aggregate number of shares of common stock equal to such investors’ pro rata share of 107,810 shares. If the aggregate principal amount of the Convertible Debt is reduced to $Nil as a result of repayment by the Company or as a result of any optional conversion by the investors or mandatory conversion by the Company of the Convertible Debt, then each investor agrees to surrender to the Company warrants in addition to the 107,810 warrants surrendered pursuant to the $10 million reduction noted above for an aggregate number of shares of common stock equal to such investor’s pro rata share of 107,810 shares.

The Company may hold in treasury and reissue to the officers and directors of the Company any warrants surrendered by the investors.

The investors have the right to convert up to 45% ($9 million) of the principal amount of the Convertible Debt into common shares at an initial conversion price of $5.57, subject to an upward adjustment. The Company, at its discretion, may redeem the remaining non-convertible portion of Convertible Debt ($11 million) (the “Non-convertible Portion”) at 100% of the principal amount, plus any accrued and unpaid interest. The warrants associated with the Convertible Debt grant the Investors the right to acquire shares of common stock at $6.07 per share, subject to customary anti-dilution adjustments.

On June 10, 2010, the Company and debenture investors entered into an amendment (the “Amendment”), which granted investors the right to convert the $11 million Non-convertible Portion of the Convertible Debt at a conversion price of $5.57. The rights expire 5 business days after the effective date that a registration statement is effective. The Company gave written notice thereof to the investors that unless by the end of such 5 business day period the holder and its affiliates have converted in aggregate at least 55% of the aggregate face amount of convertible debt held by holders and affiliates into common stock of the Company.

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

Since the Company’s registration statement became effective on February 25, 2011, the right to convert the $11 million non-convertible portion of the Convertible Debt and to exercise the warrants on a cashless basis and receive one common share for every two warrants expired as of December 31, 2011.

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

Note 13 – Convertible Debt (Continued)

During the year ended December 31, 2010, the Company recorded a loss on extinguishment of debt of $2,180,492, which consists of:

	Immediately before the Amendment date of June 10, 2010	Immediately after the Amendment date of June 10, 2010	Loss on extinguishment of debt recognized
Fair value of warrants liability	$1,370,585	$1,631,525	$260,940
Fair value of embedded derivatives	1,570,542	3,490,094	1,919,552
Total	$2,941,127	$5,121,619	$2,180,492

There was no such loss on extinguishment of debt recorded in 2012 and 2011.

The fair value change on the debt portion was not material. The fair value of warrants and embedded derivatives immediately before and after the Amendment date were assessed using both Alternative Model and CRR Model with the following assumptions:

Expected life	2.64 – 2.72 years
Expected volatility	105%
Risk-free interest rate	1.10 - 1.14%
Dividend yield	0%

The fair values of the warrants and embedded conversion option at December 31, 2012 were determined to be $Nil (December 31, 2011 - $3,102 and $330,629), using both Alternative Model and CRR Model with the following assumptions:

	December 31, 2012	December 31, 2011
Expected life	N/A	1.08 – 1.16 years
Expected volatility	N/A	85%
Risk-free interest rate	N/A	0.13- 0.14%
Dividend yield	N/A	0%

For year ended 2012, the Company recorded a decrease in fair value for the warrants and embedded derivatives of $3,102 and $330,629, respectively (December 31, 2011 – decrease of $292,935 and $1,697,097), in the consolidated statements of income.

The carrying value of the Convertible Debt is accreted to its stated amount on maturity using the effective interest method. The effective interest rate was determined to be 15.42%. The carrying value of Convertible Debt on December 31, 2012 was $Nil as a result of early repayment during the year (December 31, 2011 - $9,165,591). Related interest and accretion costs for the year ended 2012 were $528,354 and $954,979, respectively (2011 - $581,333 and $987,263 and 2010 - $1,062,954 and $1,416,871).

The Company repaid all the convertible debt on December 31, 2012.

Note 14 – Mandatorily redeemable non-controlling interests in Subsidiaries

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

As Prax’s interest in the consolidated Subsidiaries met the definition of a mandatorily redeemable financial instrument, it was reported within liabilities as mandatorily redeemable non-controlling interests in Subsidiaries of the Company’s consolidated balance sheets and initially measured at the fair value of cash that would be due and payable to Prax under the Amended and Restated Shareholders Agreement.

As at January 1, 2010, the Company recorded a liability of $42,600,511 reflecting the fair value of the redemption amount of Prax’s interest and eliminated the original non-controlling interest in the equity on the consolidated balance sheets. The difference of $14,229,043 between the carrying value of the original non-controlling interests and the fair value of redemption amount of Prax’s interest was reflected as a charge to non-controlling interests. Subsequently, the Company recorded accretion cost on these redeemable non-controlling interests using the effective interest method based on an effective interest rate of 45%. The related accretion cost incurred for the year ended December 31, 2012 was $8,822,709 (2011 and 2010 - $15,483,050 and $19,855,876, respectively) and was capitalized in real estate held for development or sale – Puhua project.

Mandatory Redeemable Non-controlling Interests in Subsidiaries
Non-controlling interest at December 31, 2009	$28,371,468
Reclassify to mandatorily redeemable non-controlling interests in Subsidiaries	(28,371,468)
Non-controlling interest at December 31, 2010	$-

Mandatory Redeemable Non-controlling Interests in Subsidiaries
Mandatory redeemable non-controlling interests in subsidiaries at December 31, 2010	$33,535,969
Capitalized accretion cost on mandatorily redeemable non-controlling interests in Subsidiaries	15,483,050
Repayments made in fiscal 2010	(31,000,000)
Difference in foreign exchange translation	1,916,463
Mandatorily redeemable non-controlling interests in subsidiaries at December 31, 2011	19,935,482
Capitalized accretion cost on mandatorily redeemable non-controlling interests in subsidiaries	8,822,709
Repayments made during the year	(28,654,408)
Difference in foreign exchange translation	(103,783)
Mandatorily redeemable non-controlling interests in Subsidiaries at December 31, 2012	$-

As at December 31, 2012, the Company has repaid Prax in full and redeemed all Prax’s ownership interest in Puhua. The actual legal transfer to revert the ownership interest in Puhua back to the Company was completed in January 2013.

Note 15 - Income Taxes

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

Reconciliation of income tax expense to the amount computed by applying the current statutory tax rate to income before income taxes is as follows:

Note 15 - Income Taxes (Continued)

	2012	2011	2010
Income before provision for income taxes	$23,069,715	$13,249,052	$22,957,733
U.S. statutory rate of 34%	$7,843,703	$4,504,678	$7,805,629
Non-taxable income (non-deductible expense)	554,563	(556,648)	(936,131)
Foreign income not recognized in US	(8,586,240)	(4,370,776)	(7,083,670)

Foreign income taxed at 25%	6,035,226	2,885,007	5,047,745
Foreign non-deductible expenses	101,092	131,761	101,552
Change in valuation allowance	573,653	425,580	427,370
Provision for income taxes	$6,521,997	$3,019,602	$5,362,495

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets
Non-capital losses	$4,277,912	$4,012,507
Valuation allowance	(4,277,912)	(3,704,259)
Net deferred tax assets	$-	$308,248

Deferred tax liabilities
Temporary difference related to certain real estate held for development or sale	$835,058	$996,699
Temporary difference related to intangible asset	11,327,507	11,220,073
Temporary difference related to Xinxing Construction properties and construction license	753,528	1,009,300
Temporary difference related to Suodi LUR	1,605,520	1,635,390
Net deferred tax liabilities	$14,521,613	$14,861,462

As at December 31, 2012, the Company had PRC subsidiaries that were in loss positions and had net operating loss carry forwards of approximately $11,012,491 which began to expire in 2012. The Company also has a U.S. net operating loss carry forward of approximately $4,482,673 from the holding company, which will begin to expire in 2016.

Note 16 – Shareholders' Equity

Common stock

From time to time, the Company has sold common stock and warrants, as described below.  All warrants were denominated in U.S. dollars.  Because the Company’s functional currency is the Chinese RMB, the warrants were accounted for as derivative instrument liabilities at fair value and marked-to-market each period.

1.	As at July 8, 2010, the Company issued a total of 17,968 shares of common stock upon the exercise of 35,936 warrants on a non-cash basis. The fair value of these warrants of $41,344 was recorded in share capital and additional paid in capital upon exercise.

2.	During fiscal 2010, the Company issued 720,380 shares of common stock in connection to the acquisition of Suodi. The fair value of common shares issued was determined to be $3,241,710 based on a price per share of $4.50 which was the closing price of the Company’s common stock on the Nasdaq on January 15, 2010, the measurement date of the acquisition.

3.	As at December 31, 2010, the Company accrued $59,606 of stock-based compensation to the independent directors as common stock subscribed. A total of 20,625 shares of common stock were issued during the first quarter of fiscal 2011.

4.	During fiscal 2011, the Company issued 619,905 shares of common stock for warrants exercised. The warrants were valued at $1,624,160 at the time of exercise.

5.	On January 25, 2011, the Company issued 1,752,778 shares of common stock for conversion of convertible debt. The convertible debt was valued at $8,073,512 at the time of exercise.

6.	On March 21, 2012, the Company issued 19,440 shares of common stock valued at $27,216 based on the closing price of the shares on the same date to compensate the services provided by the independent directors.

7.	On May 29, 2012, the Company issued 340,000 shares of common stock as fiscal 2012 compensation to the senior executives including the Chairman, Chief Executive Officer, Chief Financial Officer and Chief Operation Officer. The shares were valued at $595,000 based on the closing price of the shares on the same date.

Warrants

Pursuant to accounting guidance, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in a Company's Own Stock", the warrants issued contain a provision permitting the holder to demand payment based on a valuation in certain circumstances. Therefore, the Company recorded the warrants issued through private placements in 2007, expired during 2012, as a liability at their fair value on the date of grant and then revalued them at each reporting period end (December 31, 2012 – expired and $Nil; December 31, 2011 – $1,060) using the CRR Binomial Lattice Model with the following Assumptions:

	December 31, 2012	December 31, 2011
Expected life	N/A	0.36 years
Expected volatility	N/A	85%
Risk-free interest rate	N/A	0.04%
Dividend yield	N/A	0%

The gain from the change in fair value of the warrants issued through private placements in 2007 for the year ended December 31, 2012 was $1,060 (2011 – gain of $845,126 and 2010 – gain of $720,906).

Including the fair value of warrants associated with the convertible debenture (Note 13), the total warrant liability as at December 31, 2012 was $Nil (December 31, 2011 - $4,162). The total gain from the change in fair value of warrants for the year ended December 31, 2012 was $4,162 (2011 – gain of $1,138,061 and 2010 – gain of $2,527,423).

Note 16 – Shareholders' Equity (Continued)

Warrants (Continued)

All of the warrants expired during fiscal year 2012 and following is a summary of the warrant activity:

	Number of Warrants Outstanding	Weighted Average Exercise Price
December 31, 2009	3,976,883	$5.07
Exercised	(35,936)	6.07
Expired	-	-
December 31, 2010	3,940,947	$5.06
Exercised	(1,239,816)	6.07
Expired	-	-
December 31, 2011	2,701,131	$4.59
Exercised	-	-
Expired	(2,701,131)	4.59
December 31, 2012	-	$-

Stock Options

On June 13, 2011, the Company granted options to acquire common stock of the Company to employees, officers and directors. The exercise price of the options is determined by the fair value of the common stock at the grant date.

Options expire on the earlier of ten years from the issue date, subject to earlier termination resulting from an option-holder’s death or departure from the Company or change of control. Unless otherwise determined by the Board of Directors, options granted vest as to 30%, 30% and 40% on each of the first, second and third anniversary dates from the option grants. The vesting is also subject to certain performance conditions on each vesting date.

The following table provides information with respect to stock option transactions:

	Number of Stock Options Outstanding	Weighted Average Exercise Price
December 31, 2010	-	$-
Granted	1,227,755	1.39
Expired	-	-
December 31, 2011	1,227,755	1.39
Forfeited	(368,326)	1.39
December 31, 2012	859,429	$1.39

The following summarizes the weighted-average information about the outstanding stock options as at December 31, 2012:

Outstanding Stock Options
Exercise Price	Number	Average Remaining Contractual Life
$1.39	859,429	8.46 years

As of December 31, 2012, 368,326 options are vested. However, the options are not exercisable because the performance condition of the stock options were not met.

Note 16 – Shareholders' Equity (Continued)

Stock Based Compensation

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

The Company does not believe any of the options will be forfeited because most of the stock options are granted to long-term employees and officers. In addition, since the performance condition will be set at a reasonably achievable level, the Company believes 100% of the performance conditions can be met at the time of grant.

Compensation expense for stock options is recognized over the vesting period. For the year ended 2012, compensation expense of $388,658 (2011 - $210,696, 2010 - $Nil) was recognized in the consolidated statements of income.

In addition, the Company also grants shares to various directors or executives for services provided. The common stock granted was valued based on the closing price of the shares on the grant date. The fair value of the shares was recognized as stock-based compensation in the consolidated statements of income. For the year ended December 31, 2012, the Company recorded $622,217 of such stock-based compensation (2011 - $Nil and 2010 - $59,606).

Treasury Stock

The Company approved a plan to repurchase up to $5 million of the Company’s common stock. The repurchase will be made from time to time at prevailing market prices, through open market purchases. There is no guarantee as to the exact number of shares that will be repurchased by the Company and the Company may discontinue purchases at any time when the Board of Directors determines additional repurchases are not warranted. The repurchase program is expected to continue until August 11, 2013.

During 2012, the Company repurchased 13,680 shares at average price of $1.03 and the total cost of $14,142 was recorded as treasury stock.

During 2011, the Company repurchased 337,800 shares at an average price of $1.22 per share and the total cost of $420,098 was recorded as treasury stock.

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

Total registered capital of all the PRC subsidiaries at December 31, 2012 is approximately $98.3 million (2011 - $97.4 million). As of December 31, 2012, the Company appropriated $2,045,845 (2011 - $1,202,897 and 2010 - $1,732,467) to this surplus reserve.

Notes 18 – Other Revenue

Other revenue consists of the following for the years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010
Interest income	$160,597	$200,136	$316,870
Rental income	910,406	974,589	1,458,916
Income from property management services	4,209,386	3,571,934	3,751,535
Gain on disposal of property and equipment	6,086,257	2,138,068	278,410
Construction contract income	22,321,169	7,302,791	1,282,292
Miscellaneous income	473,643	1,804,953	573,625
Gain on disposal of assets held for sale	-	-	1,134,675
Total	$34,161,458	$15,992,471	$8,796,323

Note 19 – Employee Welfare Plan

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The Company established a retirement pension insurance, unemployment insurance, health insurance and house accumulation fund for the employees during the term they are employed. For the years ended December 31, 2012, 2011 and 2010, the Company made contributions in the amount of $145,917, $178,788 and $119,038, respectively.

Note 20  – Earnings Per Share

Earnings per share for the years ended December 31, 2012, 2011 and 2010 were determined by dividing net income attributable to China Housing & Land Development, Inc. for the years by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

	2012	2011	2010
Numerator
Net income attributable to China Housing & Land Development, Inc. - basic	$16,547,718	$10,229,450	$3,366,195
Effect of dilutive securities
Convertible debt - Accretion expense	954,979	839,422	1,099,516
Convertible debt - Change in fair value of embedded derivatives	(330,628)	(1,697,097)	(3,882,873)
Income attributable to China Housing & Land Development, Inc. - diluted	$17,172,069	$9,371,775	$582,838
Denominator
Weighted average shares outstanding - basic	34,954,909	34,741,511	32,854,429
Effect of dilutive securities
Warrants	-	-	-
Convertible debt	1,593,576	1,615,709	2,724,969
Weighted average shares outstanding - diluted	36,548,485	36,357,220	35,579,398
Earnings per share
Basic earnings per share	$0.47	$0.29	$0.10
Diluted earnings per share	$0.47	$0.26	$0.02

All outstanding warrants have an anti-dilutive effect on the earnings per share and are therefore excluded from the determination of the diluted earnings per share calculation.

Note 21 – Segmented Reporting

The Company has two reportable segments: the Real Estate Development and Sales segment and the Real Estate Construction segment. The Real Estate Development and Sales segment includes operating subsidiaries, Tsining, Puhua, NewLand, Suodi, FangZhou and JiYuan, while the Real Estate Construction segment represents Xinxing Construction. These two segments offer different products and services. The reportable segments are managed separately because they produce distinct products and provide different services. The Company and its other subsidiaries, Manstate, Success Hill, Way fast, Clever Advance, Grace mind, Treasure Asia and Property Management is aggregated as All Other segment. The All Other segment includes revenue from property management services from Property Management and all head office expenses and all expenses resulting from the change in fair value of warrants embedded derivatives. None of the other companies has ever met any of the quantitative thresholds for determining reporting segments.

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

Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company’s consolidated financial statements as at and for the year ended December 31, 2012 are as follows.

	Real Estate Development and Sales	Construction	All other	Adjustments and elimination		Consolidated
Revenues from external customers	$114,817,802	22,321,169	4,209,386	-	(1)	$141,348,357
Intersegment revenues		22,210,915	-	(22,210,915	) (1)	-
Rental from external customers	802,159	108,247	-	-		910,406
Interest revenue	157,045	-	3,552	-		160,597
Other income other than rental and interest	6,418,264	141,636	-	-		6,559,900
Total revenue	122,195,270	44,781,967	4,212,938	(22,210,915	) (1)	148,979,260
Interest expense	335,306	54,964	167,066	-		557,336
Segment profit before taxes	21,984,897	1,283,733	127,900	(326,815	) (1)	23,069,715
Income taxes	6,075,063	321,028	169,952	(44,046)		6,521,997
Net income (loss)	15,909,834	962,705	(42,052)	(282,769)		16,547,718
Depreciation	1,862,873	180,859	21,648	-		2,065,380
Amortization of intangible	218,480	-	-	-		218,480
Capital expenditures	10,561,530	-	10,223	152,134		10,723,887
Total assets	540,892,178	76,258,528	229,415,298	(321,980,074	) (2)	524,585,930

Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company’s consolidated financial statements as at and for the year ended December 31, 2011 are as follows:

	Real Estate Development and Sales	Construction	All other	Adjustments and elimination		Consolidated
Revenues from external customers	$106,811,754	$7,302,791	$3,571,934	$-		117,686,479
Intersegment revenues	-	18,723,533	-	(18,723,533	) (1)	-
Rental from external customers	854,703	119,886	-	-		974,589
Interest revenue	194,907	-	5,229	-		200,136
Other income other than rental and interest	3,193,344	749,677	-	-		3,943,021
Total revenue	111,054,708	26,895,887	3,577,163	(18,723,533	) (1)	122,804,225
Interest expense	971,868	78,541	168,055	-		1,218,464
Segment profit before taxes	9,666,129	861,761	2,255,154	466,008	(1)	13,249,052
Income taxes	3,031,491	215,569	(227,458)	-		3,019,602
Net income	6,634,638	646,192	2,482,612	466,008		10,229,450
Depreciation	1,741,300	195,766	23,636	-		1,960,702
Amortization of intangible	213,274	-	-	-		213,274
Capital expenditures	4,727,291	4,496	21,255	-		4,753,042
Total assets	495,293,363	23,514,890	188,963,201	(239,015,677	) (2)	468,755,777

Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company’s consolidated financial statements as at and for the year ended December 31, 2010 are as follows:

	Real Estate Development and Sales	Construction	All other	Adjustments and elimination		Consolidated
Revenues from external customers	$131,472,461	$1,282,292	$3,747,220	$-		$136,501,973
Intersegment revenues	-	4,150,552	-	(4,150,552	) (1)	-
Rental from external customers	1,400,127	58,789	-	-		1,458,916
Interest revenue	269,546	-	47,324	-		316,870
Other income other than rental and interest	1,991,025	-	-	-		1,991,025
Total revenue	135,133,159	5,491,633	3,794,544	(4,150,552	) (1)	140,268,784
Interest expense	1,282,324	15,522	536,476	-		1,834,322
Segment profit before taxes	19,622,060	119,110	3,216,563	-		22,957,733
Income taxes	5,201,677	29,778	172,087	(41,047	) (1)	5,362,495
Net income	14,420,383	89,332	3,044,476	41,047	(1)	17,595,238
Depreciation	3,063,533	46,332	69,218	-		3,179,083
Amortization of intangible	207,029	-	-	-		207,029
Capital expenditures	1,860,234	-	40,299	-		1,900,533
Total assets	363,073,981	16,877,867	155,713,191	(172,513,499	) (2)	363,151,540

(1)	These represent revenues earned from construction service performed by Xinxing Construction for Real Estate Development and Sales segment and its profits. They are eliminated upon consolidation.
(2)	The adjustment represents long-term investments in subsidiaries and inter-subsidiary balances elimination upon consolidation.

Note 22 – Commitments and Contingencies

The Company leases part of its office and hotel space under various operating lease agreements with expiration dates in 2019.

In connection with the loans borrowed from XinYing (Notes 12 and 23), the Company also signed a finance consulting agreement with XinYing where the Company is committed to pay consulting fees on a quarterly basis up to July 2015 for financing services provided.

Additionally, the Company had various commitments related to land use right acquisition with unpaid balances of approximately $16.1 million. The balances are not due until the vendor removes the existing building on the land and changes the zoning status of the land use right certificate. Based on the current condition, the Company estimates that the balances will be paid in a year.

All future payments required under the various agreements are summarized below:

	Payment due by period
Commitments and Contingencies	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	After 5 years
Operating leases	$7,496,711	$1,323,257	$1,229,625	$1,229,625	$1,229,625	$1,229,625	$1,254,954
Consulting fees	6,579,884	2,503,973	2,503,973	1,571,938	-	-	-
Land use rights	16,051,107	16,051,107	-	-	-	-	-
Total	$30,127,702	$19,878,337	$3,733,598	$2,801,563	$1,229,625	$1,229,625	$1,254,954

The company from time to time has to renew certain real estate development licenses in the normal course of business. Management believes the Company will be able to continuously renew the construction licenses. As of December 31, 2012, one of the licenses has expired and application was submitted for government approval.

Note 23 – Related Party Transactions

One of the Company’s executive officers’ spouse owns 37.83% of the common stock of Xi’an Xinxing Days Hotel & Suites (“Days Hotel”). During the year ended December 31, 2012, the Company has incurred fees of $160,377 (2011 - $168,667; 2010 - $120,409) fees to Days Hotel. As of December 31, 2012, the Company has $12,214 (December 31, 2011 - $106,440) payable to Days Hotel.

The Company did not sell any real estate units to Days Hotel during the year ended December 31, 2012. However, the Company sold 14 apartments amounting to $695,439 to Days Hotel during 2011. As of December 31, 2012, the Company has $Nil receivable in connection with these apartment sales (December 31, 2011 - $227,105).

The Company also has a loan payable of $21,219,563 to Days Hotel as at December 31, 2012 (December 31, 2011 - $Nil) (Note 12). For the year ended December 31, 2012, the Company incurred $1,373,642 (2011 - $Nil; 2010 - $Nil) in interest to Days Hotel and capitalized the amounts in real estate held for development or sale. As at December 31, 2012, the Company also had $1,231,316 (December 31, 2011 - $Nil) in interest payable to Days Hotel.

During the year ended December 31, 2012, the Company also borrowed a $24,076,660 (RMB 150 million) from XinYing (Note 12), in which an executive partner is the spouse of one of the Company’s executive officers. The Company incurred a total of $1,646,783 (2011 - $Nil; 2010 - $Nil) in interest and finance consulting fees to XinYing during the year ended December 31, 2012 and capitalized the amount in real estate held for development or sales. As at December 31, 2012, the Company also had $64,204 (December 31, 2011 - $Nil) in interest payable to XinYing.

Note 24 – Subsequent Event

On March 22, 2013, the Company received $40,127,767 (RMB 250 million) from Shenzhen Qianhai Dinghui Equity Investment Fund Partnership (“DingHui”) to fund the pending acquisition of the land use right for the Company’s Golden Bay project. In connection with the loan, the Company transferred 49% of FangZhou’s common shares to DingHui in December 2012 as a security. DingHui will not participate in the decision making, operation and profit/loss sharing of FangZhou. Once the land use right is obtained, the Company will use it as a pledge to the loan and DingHui will revert the transferred common shares of FangZhou back to the Company.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on framework established in the Internal Control Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (COSO) as of December 31, 2012. Based on such evaluation, our management, including the CEO and CFO, has concluded that the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) as of December 31, 2012 is effective.

Changes in Internal Control over Financial Reporting.

During the year ended December 31, 2012, there was no major change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers and Directors

Name
First	Last	Age	Title
Pingji	Lu	63	Chairman
Xiaohong	Feng	49	Chief Executive Officer and Director
Cangsang	Huang	35	Chief Financial Officer and Director
Jing	Lu	34	Chief Operating Officer & Board Secretary
Heung Sang	Fong	54	Independent Director
Yusheng	Lin	47	Independent Director
Suiyin	Gao	60	Independent Director
Albert	McLelland	55	Independent Director

Officers are elected annually by the Board of Directors (the “Board”), at the Company’s annual meeting, to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

Mr. Pingji Lu, Chairman of the Board of Directors

Mr. Pingji Lu, 63, has served as the Chairman of the Board since joining the Company in September 1999. In addition, Mr. Lu was the founder of Lanbo Financial Investment Company Group Limited, where he was the Chairman of the Board and Chief Executive Officer from its formation in September 2003 until its merger with Lanbo Financial Group, Inc., after which Mr. Lu served as the Chairman of the Board and Chief Executive Officer of Lanbo Financial Group, Inc. until December 2005. Prior to that Mr. Lu was the Chairman of the Board and Chief Executive Officer of Xi’an Newstar Real Estate Development Co., Ltd. from 1998 and where he previously served as General Manager from 1992 to 2003. From February 1968 to December 1999, Mr. Lu held various positions in the Chinese military, including soldier, Director of Barrack Administration, Supervisor, and Senior Colonel. Mr. Lu is a member of the Enterprise Credit Association of Shaanxi Province. Mr. Lu graduated from Xi’an Army College with a major in architectural engineering. On January 12, 2009, Mr. Lu resigned as Chief Executive Officer but has remained as Chairman of the Company. We believe Mr. Pingji Lu, the founder of the Company, has the most extensive knowledge and experience in the real estate industry within the Company and that such knowledge and experience qualify him for the Chairman position.

Mr. Xiaohong Feng, Chief Executive Officer & Director

Mr. Xiaohong Feng, 49, has served as the Chief Operating Officer and a Director of the Company since joining the Company in January 2003. In addition, Mr. Xiaohong Feng was a Director of Lanbo Financial Group, Inc. from November 2004 until December 2005. Previously, from 2003-2004, Mr. Feng served as President and a Director of Xi’an Newstar Real Estate Development Co., Ltd. From June 1996 to December 2002, Mr. Feng was General Manager and President of Xi’an Honghua Industry, Inc. He is a member of the China Architecture Association, Vice President of the Shaanxi Province Real Estate Association, and Vice Director of the Xi’an Decoration Association. Mr. Feng received an M.S. in architecture science from Xi’an Architecture & Technology University in 1990. On January 12, 2009, Mr. Feng was appointed as Chief Executive Officer of the Company. We believe Mr. Xiaohong Feng has extensive real estate knowledge and experience, as well as a strong architecture background. In addition, his role as Chief Executive Officer provides him with intimate knowledge of our operations and the markets in which we conduct our business. It is for these qualities that he was selected to serve as a Director of the Company.

Mr. Cangsang Huang, Chief Financial Officer & Director

Mr. Cangsang Huang, 35, has served as a Director since October 2009, and beginning in October 2008, served first as Assistant Chief Financial Officer and then Chief Financial Officer of the Company. Mr. Huang worked at Cantor Fitzgerald from 2006 until 2007 and played an active role in several public financings for companies in the transportation/shipping sectors as well as several U.S. listed publicly-traded Chinese companies. In 2007, Mr. Huang worked for Merriman Curhan & Ford Inc.(“Merriman”) followed by Collins Stewart LLC (“Collins Stewart”). He helped set up Merriman and Collins Stewart’s China banking practice and participated in several China related financing transactions, including General Steel (NYSE: GSI) and FUQI International (Nasdaq: FUQI). From 2001 to 2004, Mr. Huang worked in Guangzhou, China with China Communication Construction Company Limited (1800.HK) as a project manager where he provided financial advisory services to both private and state-owned companies and participated in multiple multi-billion RMB infrastructure projects. Mr. Huang graduated from Shanghai Maritime University with a degree in transportation economics and has a master’s degree in statistics from Columbia University. Mr. Huang is a CFA Level III candidate and has his NASD Series 7 & 63 licenses. We believe Mr. Cangsang Huang is qualified for the position of director because he has extensive investment banking experience, and extensive knowledge of U.S. capital markets.

Mr. Heung Sang Fong, Independent Director

Mr. Fong, 54, has served as an independent Director of the Company since September of 2010. He also serves as Chief Financial Officer, Corporate Secretary, and Director of China Electric Motor Inc. (“China Electric”). Mr. Fong has served as China Electric’s Chief Financial Officer and Corporate Secretary since June 2010 and as a Director of China Electric since January 2010. From February 2009 to March 2010, Mr. Fong served as the Chief Financial Officer and as a Director of Apollo Solar Energy, Inc. (OTCBB: ASOE). From December 2006 to January 2009, Mr. Fong served as the Executive Vice President of Corporate Development of Fuqi International, Inc. (NASDAQ: FUQI). From January 2004 to November 2006, Mr. Fong served as the Managing Partner of Iceberg Financial Consultants, a financial advisory firm based in China that advises Chinese clients in capital raising activities in the United States. From December 2001 to December 2003, Mr. Fong was the Chief Executive Officer of Holley Communications, a Chinese company that engaged in CDMA chip and cell phone design. From March 2002 to March 2004, he served as Chief Financial Officer of Pacific Systems Control Technology, Inc. From May 2001 to November 2001, Mr. Fong was the Director of Finance of PacificNet, Inc., a customer relationship management, mobile internet, e-commerce and gaming technology company based in China. Mr. Fong graduated from the Hong Kong Baptist College with a diploma in History in 1982. He also received an MBA from the University of Nevada at Reno in 1989 and a master’s degree in Accounting from the University of Illinois at Urbana Champaign in 1993. Mr. Fong’s long and varied business career, including service as a CFO and Director of a publicly-traded company, as well as his financial and accounting experience as a U.S. CPA and knowledge of the capital markets qualify him to serve on the Company’s Board.

Mr. Yusheng Lin, Independent Director

Mr. Yusheng Lin, 47, has served as an independent Director of our Company since October of 2011. Mr. Lin is currently the Executive Director of Kingworld Medicines Group Ltd. (01110.HK) (“KMG”). He has been the deputy general manager of SZK since June 2006. He is primarily responsible for the capital management and the operations of KMG, a company that he joined in August of 2009. He has more than 10 years of experience in the pharmaceutical industry. From 1999 to 2004, he worked at Xi’an Lijun Pharmaceutical Company Limited (“XLPC”), which is principally engaged in the manufacture and sale of pharmaceutical products in the PRC. XLPC is a wholly owned subsidiary of Lijun International Pharmaceutical (Holding) Company Limited (2005.HK) (“XLPC Parent”), a company listed on the Hong Kong Stock Exchange which, together with its subsidiaries, is engaged in the research, development, manufacture and sale of finished medicines and bulk pharmaceutical products to hospitals and distributors. Mr. Lin held the position of vice president of XLPC Parent from 2004 to 2006. From 2005 to 2006, he also held the position of chairman of XLPC. In 1989, he obtained a bachelor’s degree in philosophy from Yanan University. He received a master’s degree in business administration from Hong Kong Polytechnic University in 2006. We believe Mr. Lin’s wealth of business experience enable him to effectively contribute as a Director of the Board.

Mr. Suiyin Gao, Independent Director

Mr. Suiyin Gao, 60, has served as an independent Director of our Company since October 2007. He has over 30 years of experience in human resources and management consulting. Mr. Gao is currently the head of the Shaanxi Senior Talent Office, which is affiliated with the Shaanxi Provincial government and is focused on corporation management, consultation and human resources services. Mr. Gao is the founder and chairman of Shanxi Management Member Club, one of the largest manager clubs in Shanxi province. Mr. Gao is currently an independent director of six enterprises, and also has acted as a senior consultant to more than twenty enterprises. Previously, beginning in 1973, Mr. Gao worked in government service. In 1998, Mr. Gao received his MBA from Northwest University in China. We believe Mr. Gao’s qualifications to serve on the Board include his extensive knowledge and experience in human resources and management consulting as well as his knowledge of our industry.

Mr. Albert McLelland, Independent Director

Mr. Albert McLelland, 54, has served as an independent Director since February 2009. He also serves as the Chairman of the Board’s Audit Committee.

In 2011 he served as Chairman of the Special Committee for the sale of for China Fire & Security Group, Inc. to Bain Captital. From 2008 until its sale, Mr. McLelland served as an independent Director and Chairman of the Audit Committee of the Board of Directors for China Fire & Security Group, Inc. Mr. McLelland also served as an independent Director of Directors for Yanglin Soybean, Inc.

Since 2001, he has been a Senior Managing Director of AmPac Strategic Capital, LLC, a boutique merchant bank focusing on originating and executing cross border transactions in China. Prior to founding AmPac, Albert was a Director of Financial Advisory Services at PricewaterhouseCoopers’ (PwC) and member of the Chairman’s Key Account Management (KAM) team, responsible for the day-to-day operations of their cross border transactions group operating during the Asian Financial Crisis. Mr. McLelland, from 1993 to 1998, founded and became the Managing Director of Pearl Delta Capital Corporation, a specialty investment bank located in Taipei, Taiwan. Pearl Delta Capital Corporation focused on raising funds and executing cross border transactions from direct investments to mergers and acquisitions for or with Greater China-based venture capital firms. Prior to that, he was in charge of corporate finance at CEF Taiwan Limited, the Taiwan branch of a large regional merchant bank that was a joint venture between Canadian Imperial Bank and Cheung Kong (a leading Hong Kong conglomerate). He began his investment banking career at Shearson Lehman underwriting bond issues.

He has also serves as an Adjunct Professor teaching “Venturing in China” at the Caruth Institute for Entrepreneurship at the Cox School of business at Southern Methodist University and as a guest lecturer at the Fudan University School of Management in Shanghai. He holds an MBA from the University of Chicago and a Master’s Degree in International Affairs from Columbia University. He completed his undergraduate studies at the University of South Florida and studied Mandarin at the National Normal University in Taiwan. He has also earned a Certificate of Director Education from the National Association of Corporate Directors.

Ms. Jing Lu, Chief Operating Officer, and Board Secretary

Ms. Lu, 34, has served as Chief Operating Officer since January 2009. She previously served as Vice President of the Company from 2004 through 2008. Ms. Lu continues to serve as Board Secretary, which she has done since 2004, and is the Company’s primary spokeswoman with investors and security analysts. She received her master’s degree from King’s College in London in September 2004. Ms. Lu is the daughter of Mr. Pingji Lu.

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

Based solely on our review of the copies of such forms we have received, or written representations from certain reporting persons, we believe that, during the year ended December 31, 2012, all executive officers, directors and over 10 percent stockholders filed on a timely basis all reports required to be filed by them under Section 16(a) with respect to our common stock, with the exceptions noted below:

•	Late Form 4 reports were filed for Pingji Lu, our Chairman, Xiaohong Feng, our CEO, Cangsang Huang our CFO, and Jing Lu, our COO on June 19, 2012 to report restricted stock grants.

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

The Board of Directors held 5 meetings in the 2012 fiscal year and the attendance rates for all Board members were over 89%.

Compensation Committee

The Compensation Committee held one meetings in the 2012 fiscal year and the attendance rates for all committee members were 100%.

Nominating and Governance Committee

The Nominating and Governance Committee held one meeting in the 2011 fiscal year and the attendance rates for all committee members were over 100%.

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

The Audit Committee held four meetings in the 2012 fiscal year and the attendance rates for all committee members were over 75%.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all compensation paid in respect of our Chief Executive Officer, Chief Financial Officer and all other executive officers for services rendered during the preceding two fiscal years. The compensation comprises base salary and bonus.

Name and		Base Salary	Bonus (2)		Stock Awards (3)	Option Awards	Non-Equity Incentive plan	Non-qualified Deferred	All other
Principal Position	Year	($) (1)	Cash ($)	Stock ($)	($)	($)	Compensation ($)	Compensation ($)	Compensation ($)	Total ($)
Pingji Lu	2012	302,127	123,962	-	210,000	-	-	-	-	636,089
Chairman of the Board of Directors	2011	301,241	-	-	-	-	-	-	-	301,241

Xiaohong Feng	2012	254,254	107,847	-	175,000	-	-	-	-	537,101
CEO & Director	2011	225,794	-	-	-	-	-	-	-	225,794

Cangsang Huang	2012	137,273	49,118	-	105,000	-	-	-	-	291,391
CFO & Director	2011	133,920	-	-	-	-	-	-	-	133,920

Jing Lu	2012	135,912	57,635	-	105,000	-	-	-	-	298,547
COO & Board Secretary	2011	89,466	-	-	-	-	-	-	-	89,466

1.	The Company pays salaries in RMB to all executive officers every month. The actual RMB amount paid is translated to US$. The exchange rates used were the average rates of 2012 and 2011. They were 0.1585 and 0.1547.

2.	The Company paid a bonus during 2012, while it did not pay bonus during 2011.

3.	The Company issued 340,000 shares of stock awards to the executives at May 29, 2012 with a fair value of $1.75 per share.

Director Compensation

The table below sets forth the salaries of our independent directors received for the services performed in the last year. Our directors’ salaries are comprised of both cash and stock. The cash salary is paid to all directors in US$ every quarter.

The amount that each director receives from the retainer is different for each director due to his or her role on the Board. Mr. Albert Mclelland receives a larger retainer because he is the Chairman of Audit Committee and assumes more responsibility than others. The retainer is paid quarterly.

Name and Principal Position	Year	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Heung Sang Fong Independent director of the Board	2012	25,000	10,500	-	-	-	-	35,500

Albert McLelland Independent director of the Board	2012	55,000	-	-	-	-	-	55,000

Suiyin Gao Independent director of the Board	2012	15,000	7,000	-	-	-	-	22,000

Yusheng Lin Independent director of the Board	2012	15,000	1,611	-	-	-	-	16,611

(1)	The stock awards were valued based on the closing price of our common stock on the NASDAQ on March 21, 2012, which was $1.40.

Outstanding Equity Awards at Fiscal Year-End

The Board of Directors and the majority shareholders have adopted the 2007 Stock Incentive Plan (the “2007 Plan”). Since the adoption of the 2007 Plan, we issued incentive compensation comprised of restricted common shares of the Company, which was disclosed in a current report on Form 8-K dated July 14, 2008. 750,000 restricted shares were paid in 2008 in consideration of the performance of the employees in 2007 and were vested immediately upon issuance. No other grants have been made under the Plan.

The Board of Directors and the majority shareholders have adopted the 2010 Long Term Incentive Plan (the “2010 Plan”). Since the adoption of the 2010 Plan, on June 13, 2011, we issued incentive compensation comprised of options to acquire common stock of the Company to employees, officers and directors. The exercise price of the options was determined based on the fair value of the common stock at the grant date. During 2012, 30% of the options expired because of the certain performance goals in the stock option agreements between the Company and employees were not met.

The table below sets forth the outstanding equity awards as of December 31, 2012.

Name	Grant Date	Option Awards					Stock Awards
		Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested (h)
Pingji Lu	June 13, 2011	-	86,232	123,188	1.39	June 12, 2021	-	-
Xiaohong Feng	June 13, 2011	-	66,727	95,324	1.39	June 12, 2021	-	-
Cangsang Huang	June 13, 2011	-	49,686	70,980	1.39	June 12, 2021	-	-
Jing Lu	June 13, 2011	-	54,202	77,432	1.39	June 12, 2021	-	-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of March 29, 2013, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name (1)	Title	Shares Ownership (2)	Percentage of Owned
Mr. Pingji Lu	Chairman	3,719,499	10.6%
Mr. Xiaohong Feng	CEO & Managing Director	745,856	2.13%
Ms. Jing Lu	COO & Board Secretary	588,570	1.68%
Mr. Suiyin Gao	Independent Director	20,000	0.06%
Mr. Heung Sang Fong	Independent Director	10,000	0.03%
Mr. Albert McLelland	Independent Director	3,750	0.01%
Mr. Yusheng Lin	Independent Director	1,151	0.00%
Mr. Cangsang Huang	CFO & Director	60,000	0.17%
Directors and officers as a group with 8 persons		5,148,826	14.68%
Pope Asset Management, LLC	N/A	3,472,292	9.9%

(1)	Except the address of Pope Asset Management, LLC is 5100 Poplar Avenue, Suite 805 Memphis, TN 38137, the address of other beneficial owners is 1008 Liuxue Road, Baqiao District, Xi’an, Shaanxi Province, China 710038

(2)	Applicable percentage ownership is based on 35,086,599 shares of common stock outstanding as of March 31, 2013. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

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

Included in these loans are loans from the Company’s executives and immediate family member:

	2012	2011
President	$1,637,213	$889,750
Chief executive officer	160,511	317,768
Chief financial officer	963,066	238,326
President’s immediate family member	642,044	158,884
	$3,402,834	$1,604,728

One of the Company’s executive officers’ spouse owned 37.83% of common stock of Xi’an Xinxing Days Hotel & Suites (“Days Hotel”). During the year ended December 31, 2012, the Company has incurred $160,377 (2011 - $168,667; 2010 - $120,409) fees to Days Hotel. As of December 31, 2012, the Company has $12,214 (December 31, 2011 - $106,440) payable to Days Hotel.

The Company did not sell any real estate units to Days Hotel during the year ended December 31, 2012. However, the Company sold 14 apartments amounting to $695,439 to Days Hotel during the first quarter of 2011. As of December 31, 2012, the Company has $0 receivable in connection with these apartment sales (December 31, 2011 - $227,105).

The Company also has a $21,219,563 loan payable to Days Hotel as at December 31, 2012 (December 31, 2011 - $Nil). For the year ended December 31, 2012, the Company incurred $1,373,642 of interest to Days Hotel and capitalized the amounts in real estate held for development or sale. As at December 31, 2012, the Company also had $1,231,316 (December 31, 2011 - $Nil) of interest payable to Days Hotel.

During the year ended December 31, 2012, the Company also borrowed $24,076,660 (RMB 150 million) from XinYing, in which an executive partner is the spouse of one of the Company’s executive officers. The Company incurred a total of $1,646,783 of interest and finance consulting fees to XinYing during the year ended December 31, 2012 and capitalized the amount in real estate held for development or sale. As at December 31, 2012, the Company also had $64,204 (December 31, 2011 - $Nil) of interest payable to XinYing.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

MSCM LLP performed the audits for the years ended December 31, 2012 and 2011.

The following are the services provided and the amount billed:

(a)	Audit Fees

The aggregate fees billed and or accrued for professional services rendered by our principal accountants for the audit of our annual financial statements for the year ended December 31, 2012 and 2011 were $285,144 and $241,634, respectively.

(b) Audit Related Fees

We incurred $273,138 in fees for the fiscal year ended December 31, 2012 and $248,509 in fees for the fiscal year ended December 31, 2011 for assurance and related services from our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, but were not reported under Audit Fees section above.

Significant audit-related fees are additional fees charged for three quarter interim review services and extra time incurred to review MD&A disclosures. In addition, the auditor provides U.S. tax return filing services that were pre-approved by the Audit Committee.

(c) Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice, preparation and filing of tax returns and tax planning for the fiscal years ended December 31, 2012 and 2011 were $10,432 and $8,088, respectively.

(d) All Other Fees

All other fees billed for the fiscal years ended December 31, 2012 and 2011 were $73,462 and $0, respectively. All other fees mainly include providing consents on registration statement, review of responses to SEC comments, travel related expenses and out of pocket expenses.

Our Audit Committee consists of three Independent Directors. Our Audit Committee is the body to recommend public accounting firms as our independent auditor to the full Board of Directors for approval.

The audit of the Company’s 2012 and 2011 financial statements was 100% performed by MSCM’s full-time, permanent employees.

ITEM 15. EXHIBITS AND REPORTS ON FORM 10-K.

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

3.1	Articles of Incorporation (incorporated by reference to the exhibits to Registrants Form SB-2 filed on October 27, 2004).
3.2	Registrant’s By-Laws (incorporated by reference to the exhibits to Registrants Form SB-2 filed on October 27, 2004).
4.1	First Amendment to Securities Purchase Agreement between the Company and Investors dated June 11, 2010 incorporated by reference from exhibit 4.1 to Form 10-Q filed on August 12, 2010.
4.2	Form of Senior Secured Convertible Note Issued by the Company incorporated by reference from exhibit 4.2 to Form 10-Q filed on August 12, 2010.
4.3	Form of Stock Purchase Warrant Issued by the Company incorporated by reference from exhibit 4.3 to Form 10-Q filed on August 12, 2010.
10.1	Securities Purchase Agreement (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 30, 2008, File Number 001-34065).
10.2	Form of Convertible debt (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 30, 2008, File Number 001-34065).
10.3	Form of Warrant (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 30, 2008, File Number 001-34065).
10.4	Form of Pledge Agreement (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 30, 2008, File Number 001-34065).
10.5	Form of Registration Rights Agreement (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 30, 2008, File Number 001-34065).
10.6	Framework Agreement, dated November 5, 2008, by and between the Registrant and Prax Capital China Real Estate Fund I, Ltd. (incorporated by reference to the exhibits to the Registrant’s Form 10-K filed on March 25, 2009).
10.7	Deed of Guarantee, dated November 5, 2008, made by the Registrant in favor of Success Hill Investments Limited and Prax Capital Real Estate Holding Limited (incorporated by reference to the exhibit to Registrant’s Form 8-K filed on January 28, 2009).
10.8	Employment agreement with Pingji Lu (incorporated by reference to the exhibits to Registrant’s Form S-1 Amendment No 2 filed on July 14, 2008).
10.9	2007 Stock Incentive Plan (incorporated by reference to the exhibits to Registrant’s Form S-1 Amendment No 8 filed on November 5, 2009).
10.10	Equity Pledge Agreement, dated January 31, 2011 by and among the Company and the Pledgees (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 4, 2011).
10.11	Guarantee Agreement, dated January 31, 2011 by and among the Company and the Lenders (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 4, 2011).
10.12	Share Charge Deed, dated January 31, 2011 by and among Wayfast Holdings Limited (as Chargor) and the Lenders (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 4, 2011).
10.13	Financial Consultant Agreement, dated January 31, 2011 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 4, 2011).
10.14	Entrustment Loan Agreements #1, #2, #3 and #4, dated January 31, 2011 by and among a subsidiary of the Company and certain lenders (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 4, 2011).

10.15	Project Financing Agreement, dated January 31, 2011 by and among a subsidiary of the Company and the Lenders (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 4, 2011).
10.16	2010 Long-Term Incentive Plan (incorporated by reference to the exhibits to Registrant’s Information Statement on Schedule 14C filed on January 20, 2011).
10.17	Amendment No. 1 to the Equity Pledge Agreement, dated December 6, 2011 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 1, 2012)
10.18	Amendment No. 1 to Guarantee Agreement, dated December 6, 2011 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 1, 2012)
10.19	Amendment No. 1 to Share Charge Agreement, dated December 6, 2011(incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 1, 2012)
10.20	Entrustment Loan Agreement Supplemental Agreement, dated January 26, 2012 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 1, 2012)
1021	Entrustment Loan Agreement Supplemental Agreement, dated January 26, 2012 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 1, 2012)
10.22	Entrustment Loan Agreement Supplemental Agreement, dated January 26, 2012 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 1, 2012)
10.23	Entrustment Loan Agreement Supplemental Agreement, dated January 26, 2012 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 1, 2012)
10.24	Supplemental Agreement to the Project Financing Agreement, dated January 26, 2012 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 1, 2012)
10.25*	Director service agreement for Andy Fong
10.26*	Director service agreement for Michael Marks
10.27*	Director service agreement for Yusheng Lin
10.28*	Director service agreement for Suiyin Gao
10.29*	Director service agreement for Albert Mclelland
21.1*	List of subsidiaries.
23.1*	Consent of MSCM LLP.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1+	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2+	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.EDF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

+Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

CHINA HOUSING AND LAND DEVELOPMENT, INC.

April 1, 2013	By:	/s/ Xiaohong Feng
Name: Xiaohong Feng Title: Chief Executive Officer (Principal Executive Officer)

April 1, 2013	By:	/s/ Cangsang Huang
Name: Cangsang Huang
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Xiaohong Feng and Cangsang Huang, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Pingji Lu	Chairman of the Board	April 1, 2013
Pingji Lu

/s/ Xiaohong Feng	Chief Executive Officer & Managing Director	April 1, 2013
Xiaohong Feng	(Principal Executive Officer)

/s/ Cangsang Huang	Chief Financial Officer	April 1, 2013
Cangsang Huang	(Principal Financial and Accounting Officer)

/s/ Albert S. McLelland	Independent Director	April 1, 2013
Albert S. McLelland

/s/ Mr. Yusheng Lin	Independent Director	April 1, 2013
Yusheng Lin

/s/ Heungsong Fong	Independent Director	April 1, 2013
Heungsong Fong

/s/ Mr. Suiyi Gao	Independent Director	April 1, 2013
Suiyi Gao

