Form 10-Q
period 2013-03-31
China Housing & Land Development, Inc.
filed 2013-05-15
CIK 1303330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes ☐ No ☒

The number of shares of Common Stock outstanding on May 15, 2013 was 35,086,599 shares.

CHINA HOUSING & LAND DEVELOPMENT, INC.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding our future financial position, business strategy and plans and objectives of management for future operations. When used in this filing, the words believe, may, will, estimate, continue, anticipate, intend, expect, and similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the caption “Risk Factors” in Part II, Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission (SEC). Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements.

In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Unaudited Interim Condensed Consolidated Balance Sheets

As of March 31, 2013 and December 31, 2012

	March 31,	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$47,718,732	$6,121,448
Cash - restricted	110,641,182	110,576,248
Accounts receivable, net of allowance for doubtful accounts of $579,508 and $577,713, respectively	35,811,101	26,897,958
Construction in excess of billing	2,147,813	1,484,626
Other receivables, prepaid expenses and other assets, net	11,567,950	6,854,325
Real estate held for development or sale	221,558,302	238,111,545
Property and equipment, net	34,091,945	33,837,346
Advance to suppliers	1,363,741	1,363,817
Deposits on land use rights	42,880,856	42,748,017
Intangible assets, net	54,596,079	54,482,252
Goodwill	1,920,134	1,914,186
Deferred financing costs	154,514	194,162
Total assets	$564,452,349	$524,585,930

LIABILITIES
Accounts payable	$44,578,699	$55,142,928
Advances from customers	44,422,436	48,829,289
Accrued expenses	27,886,201	22,229,514
Income and other taxes payable	24,073,995	20,929,485
Other payables	11,609,540	11,228,553
Loans from employees	32,878,293	27,868,785
Loans payable	211,416,437	174,749,368
Deferred tax liability	14,502,081	14,521,613
Total liabilities	411,367,682	375,499,535

SHAREHOLDERS’ EQUITY
Common stock: $.001 par value, authorized 100,000,000 shares;
issued 35,438,079 and 35,438,079, respectively	35,438	35,438
Additional paid in capital	50,069,711	49,972,174
Treasury stock at cost 351,480 and 351,480 shares, respectively	(434,240)	(434,240)
Statutory reserves	9,903,457	9,903,457
Retained earnings	68,138,020	65,057,333
Accumulated other comprehensive income	25,372,281	24,552,233
Total shareholders’ equity	153,084,667	149,086,395

Total liabilities and shareholders’ equity	$564,452,349	$524,585,930

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Unaudited Interim Condensed Consolidated Statements of Income

For The Three Months Ended March 31, 2013 and 2012

	March 31, 2013	March 31, 2012
REVENUES
Real Estate sales	$43,274,571	$20,434,343
Other revenue	11,099,124	3,067,428
Total revenues	54,373,695	23,501,771

COST OF REVENUES
Cost of real estate sales	35,788,415	14,232,864
Cost of other revenue	9,535,899	2,239,870
Total cost of revenues	45,324,314	16,472,734

Gross margin	9,049,381	7,029,037

OPERATING EXPENSES
Selling, general, and administrative expenses	3,161,881	3,023,685
Stock-based compensation	97,537	122,606
Other expenses	59,982	6,433
Financing expense	1,446,786	230,272
Accretion expense on convertible debt	-	232,486
Total operating expenses	4,766,186	3,615,482

CHANGE IN FAIR VALUE OF DERIVATIVES
Change in fair value of embedded derivatives	-	(71,103)
Change in fair value of warrants	-	368
Total change in fair value of derivatives	-	(70,735)

Income before provision for income taxes	4,283,195	3,484,290

Provision for current income taxes	1,267,143	969,485
(Recovery of) provision for deferred income taxes	(64,635)	279,392
Provision for income taxes	1,202,508	1,248,877

NET INCOME	$3,080,687	$2,235,413

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	35,086,599	34,730,261

Diluted	35,086,599	34,730,261

NET INCOME PER SHARE
Basic	$0.09	$0.06

Diluted	$0.09	$0.06

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

6

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Unaudited Interim Condensed Consolidated Statements of Comprehensive Income

For The Three Months Ended March 31, 2013 and 2012

	March 31,	March 31,
	2013	2012

NET INCOME	$3,080,687	$2,235,413

OTHER COMPREHENSIVE INCOME (LOSS)
Gain (loss) on foreign exchange	820,048	(106,413)

Comprehensive income	$3,900,735	$2,129,000

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARIES

Unaudited Interim Condensed Consolidated Statements of Cash Flows

For The Three Months Ended March 31, 2013 and 2012

	March 31,	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,080,687	$2,235,413
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	485,870	541,120
Stock-based compensation	97,537	122,606
Gain on disposal of fixed assets	-	(8,201)
Amortization of deferred financing costs	40,127	38,909
Amortization of intangible assets	55,367	54,606
(Recovery of) provision for deferred income taxes	(64,635)	279,392
Change in fair value of embedded derivatives	-	(71,103)
Change in fair value of warrants	-	368
Accretion expense on convertible debt	-	232,486
(Increase) decrease in assets:
Accounts receivable	(8,812,107)	(1,030,918)
Construction in excess of billing	(657,272)	-
Other receivable, prepaid expenses and other assets	(4,699,079)	(190,732)
Real estate held for development or sale	17,258,992	(8,851,173)
Advances to suppliers	4,306	206,175
Deposit on land use rights	-	(25,392,247)
Increase (decrease) in liabilities:
Accounts payable	(10,714,367)	(8,843,987)
Advance from customers	(4,549,578)	(3,344,859)
Accrued expense	5,577,855	1,190,057
Other payables	348,905	400,594
Income and other taxes payable	3,088,825	1,675,161
Net cash provided by (used in) operating activities	541,433	(40,756,333)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(632,764)	(76,548)
Proceeds from sale of property and equipment	-	19,018
Net cash used in investing activities	(632,764)	(57,530)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	278,129	17,372,775
Loans from banks	-	30,111,889
Loans from external parties	42,985,007	3,654,046
Payments of loans payable	(6,620,495)	(23,851,786)
Net borrowing from employees	4,913,176	-
Purchase of treasury stock	-	(14,142)
Net cash provided by financing activities	41,555,817	27,272,782

INCREASE (DECREASE) IN CASH	41,464,486	(13,541,081)

Effects of foreign currency exchange	132,798	(35,747)

CASH, beginning of period	6,121,448	22,014,953

CASH, end of period	$47,718,732	$8,438,125

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC., AND SUBSIDIARIES

Unaudited Interim Condensed Consolidated Statements of Shareholders' Equity

As of March 31, 2013 and December 31, 2012

				Additional			Accumulated Other
	Common Stock		Treasury	Paid in	Statutory	Retained	Comprehensive
	Shares	Par Value	Stock	Capital	Reserves	Earnings	Income	Totals
BALANCE, December 31, 2012	35,438,079	$35,438	$(434,240)	$49,972,174	$9,903,457	$65,057,333	$24,552,233	$149,086,395
Options issued for stock-based compensation	—	—	—	97,537	—	—	—	97,537
Net income	—	—	—	—	—	3,080,687	—	3,080,687
Foreign currency translation adjustment	—	—	—	—	—	—	820,048	820,048
BALANCE, March 31, 2013	35,438,079	$35,438	$(434,240)	$50,069,711	$9,903,457	68,138,020	$25,372,281	$153,084,667

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Notes To Interim Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2013 and 2012 and December 31, 2012

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

The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries, Xi’an Tsining Housing Development Company Inc. (“Tsining”), Xi’an New Land Development Co. (“New Land”), Manstate Assets Management Limited (“Manstate”), Success Hill Investments Limited (“Success Hill”), Puhua (Xi’an) Real Estate Development Co., Ltd. (“Puhua”), Xi’an Xinxing Property Management Co., Ltd. (“Xinxing Property”), Suodi Co., Ltd. (“Suodi”), Shaanxi Xinxing Construction Co., Ltd. (“Xinxing Construction”), Xinxing Fangzhou Housing Development Co., Ltd. (“Fangzhou”), Wayfast Holdings Limited (“Wayfast”), Clever Advance Limited (“Clever Advance”), Gracemind Holdings Limited (“Gracemind”), Treasure Asia Holdings Limited (“Treasure Asia”) and AnKang Jiyuan Real Estate Development Co., Ltd. (“Jiyuan”) (collectively, the “Subsidiaries”). Wayfast with its 100% subsidiary - Clever Advance and Gracemind with its 100% subsidiary - Treasure Asia were incorporated as holding companies in March 2009 and they were inactive during the first quarter of 2013.

The Company’s real estate and development sales operations are dependent on continuous financing from external sources. The Company has, in the past, been successful in obtaining financing from financial institutions, third parties and related parties to support the development of its real estate projects. Management believes the Company will continue to have the ability to fund and develop its current and future projects.

Principles of Consolidation and Basis of Presentation

All inter-company balances and transactions have been eliminated on consolidation. The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair statement of the Company’s interim condensed consolidated balance sheet as at March 31, 2013, the Company’s interim condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2013 and 2012 and the Company’s interim condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012. These adjustments consist of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year.

The unaudited interim condensed consolidated financial statements are based on accounting principles that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Annual Report”); except as disclosed below. They do not include certain footnote disclosures and financial information normally included in annual consolidated financial statements prepared in accordance with GAAP and, therefore, should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s 2012 Annual Report.

Accounting Principles Recently Adopted

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-10, “Derecognition of in Substance Real Estate – a Scope Clarification” (“ASU 2011-10”) which relates to deconsolidation events. Under this amendment, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of the default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20, Property, Plant and Equipment - Real Estate Sales, to determine whether it should derecognize the in substance real estate. ASU No. 2011-10 was effective for the Company on January 1, 2013. The adoption of ASU 2011-10 had no material impact on the Company’s interim condensed consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet” (“ASU 2011-11”). The amendments in this Update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. ASU 2011-11 was effective for the Company on January 1, 2013. The adoption of ASU 2011-11 had no material impact on the Company’s interim condensed consolidated financial statements.

Note 1 – Business, Organization and Basis of Presentation (continued)

Accounting Principles Recently Adopted (continued)

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the revised guidance, entities testing an indefinite-lived intangible asset for impairment have the option of performing a qualitative assessment before calculating the fair value of the asset. If entities determine, on the basis of qualitative factors, that the likelihood of the indefinite-lived intangible asset being impaired is below a "more likely than not" threshold (i.e., a likelihood of more than 50 percent), the entity would not need to calculate the fair value of the asset. The ASU does not revise the requirement to test indefinite-lived intangible assets annually for impairment and does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances. ASU 2012-02 was effective for the Company on January 1, 2013. The adoption of ASU 2012-02 had no material impact on the Company’s interim condensed consolidated financial statements.

On October 2012, the FASB issued ASU No. 2012-04, “Technical Amendments and Corrections” (“ASU 2012-04”). The updates to current guidance make the codification easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarification. ASU No. 2012-04 was effective for the Company on January 1, 2013. The adoption of ASU 2012-04 had no material impact on the Company’s interim condensed consolidated financial statements.

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”), which clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with ASU Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. ASU No. 2013-01 was effective for the Company on January 1, 2013. The adoption of ASU 2013-01 had no material impact on the Company’s interim condensed consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). This standard requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the accompanying notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, companies are required to cross-reference to other disclosures that provide additional detail on those amounts. ASU No. 2013-02 was effective prospectively for the Company on January 1, 2013. The adoption of this ASU had no material impact on the Company’s interim condensed consolidated financial statements.

New Accounting Pronouncement Not Yet Adopted

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830) Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). ASU 2013-05 updates accounting guidance related to the application of consolidation guidance and foreign currency matters. This guidance resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. This guidance is effective for interim and annual periods beginning after December 15, 2013. The adoption of ASU 2013-05 is not expected to have a material impact on the Company’s interim condensed consolidated financial statements.

Foreign exchange rates used:

	March 31, 2013	December 31, 2012	March 31, 2012
Period end RMB/U.S. Dollar exchange rate	6.2108	6.2301	6.2975
Average RMB/U.S. Dollar exchange rate	6.2231	6.3084	6.3098

Note 2 – Mandatorily Redeemable Preferred Stock and Non-controlling Interest in Subsidiaries

The Company recorded accretion cost on the mandatorily redeemable non-controlling interests using the effective interest method based on an effective interest rate of 45%. The related accretion cost incurred for the three months ended March 31, 2012 was $1,875,915 and was capitalized in the Company’s real estate construction in progress.

The Company repaid the mandatorily redeemable non-controlling interests in full as at December 31, 2012. Therefore, no related accretion costs were incurred for the three months ended March 31, 2013.

Note 3 – Supplemental Disclosure of Cash Flow Information

Income taxes paid amounted to $Nil and $346,504 for three months ended March 31, 2013 and 2012, respectively. Interest paid for the three months ended March 31, 2013 and 2012 amounted to $4,344,087 and $5,452,310, respectively.

Note 4 – Real Estate Held for Development or Sale

The following summarizes the components of real estate inventories as at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Real estate projects completed and held for sale
Junjing I	$2,067,053	$2,065,376
Junjing II	160,146	175,326
Tsining 24G	45,511	45,370
Gangwan	19,177	19,117
Tsining Home IN	61,132	60,943
Junjing III	1,151,423	1,309,347
Puhua Phase I	9,191,310	9,558,162
Puhua Phase II – West Region	6,124,789	8,274,431
Real estate completed and held for sale	18,820,541	21,508,072

Real estate projects held for development
Puhua Phase II (East Region), III and IV	95,545,707	105,782,311
Park Plaza	68,961,931	77,765,333
Golden Bay (the Company is in the process of obtaining the land use right)	14,990,342	12,415,111
Jiyuan	18,342,839	16,500,575
Other	4,691,336	3,941,746
Construction Materials	205,606	198,397
Real estate held for development	202,737,761	216,603,473

Total real estate held for development or sale	$221,558,302	$238,111,545

Note 5 – Accounts Receivable

Accounts receivable consist of the following as at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
Accounts receivable	$36,390,609	$27,475,671
Allowance for doubtful accounts	(579,508)	(577,713)
Accounts receivable, net	$35,811,101	$26,897,958

Note 6 – Other Receivables, Prepaid Expenses and Other Assets

Other receivables and prepaid expenses consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

Government reimbursement for Tandu project (a)	$3,163,576	$3,795,916
Other receivable	2,805,781	1,289,958
Allowance for doubtful receivables	(146,206)	(145,753)
Prepaid expenses to subcontractors and vendors	5,282,356	415,368
Prepaid other tax expenses	462,443	1,498,836
Other receivables, prepaid expenses and other assets, net	$11,567,950	$6,854,325

(a)	The Company’s Tangdu project was essentially a land use right plus miscellaneous preconstruction costs. During fiscal year 2011, the PRC government was in the process of negotiating with the Company regarding a potential transfer back of the land use right to the government agency. During the fiscal year 2012, the government agreed to reimburse the Company for the costs incurred on the land use right and required the Company to transfer the land use right back to the government. The carrying value of the land use right was reclassified to other receivable, prepaid expenses and other assets and the balance as at March 31, 2013 and December 31, 2012 represents the remaining balance of the settlement amount.

Note 7 – Property and Equipment

Property and equipment consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Income producing properties and improvements	$19,638,623	$19,577,784
Buildings and improvements	18,540,149	17,913,261
Electronic equipment	944,068	918,209
Vehicles	736,961	734,678
Computer software	320,003	319,012
Office furniture	905,064	863,132
Total	41,084,868	40,326,076
Accumulated depreciation	(6,992,923)	(6,488,730)
Property and equipment, net	$34,091,945	$33,837,346

Depreciation expense for the three months ended March 31, 2013 and 2012 amounted to $485,870 and $541,120, respectively. The depreciation expense was included in selling, general and administrative expenses, real estate held for development or sale and cost of other revenue.

Note 8 – Intangible Assets

The intangible assets consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Development right acquired (a)	$51,996,288	$51,835,211
Land use right acquired (b)	8,654,335	8,627,525
Construction license acquired (c)	1,212,109	1,208,354
	61,862,732	61,671,090
Accumulated amortization	(7,266,653)	(7,188,838)
Intangible assets, net	$54,596,079	$54,482,252

(a)	The development right for 487 acres of land in Baqiao Park was obtained from the acquisition of New Land in fiscal 2007. The intangible asset has a finite life. In accordance with accounting standard, “Goodwill and Other Intangible Assets”, the intangible asset is subject to amortization over its estimated useful life. This method is intended to match the pattern of amortization with the income-generating capacity of the asset. The development right will expire on June 30, 2016.

(b)	The land use right was acquired through acquisition of Suodi. The land use right certificate will expire in November, 2048. The Company amortizes the land use right over 39 years starting from the date of acquisition.

(c)	The construction license was acquired through acquisition of Xinxing Construction. The construction license, which is subject to renewal every 5 years, is not amortized and has an indefinite estimated useful life because management believes the Company will be able to continuously renew the license in future. The license will be subject to renewal on January 1, 2016.

For the three months ended March 31, 2013, the Company recorded $55,367 of amortization expense on the land use right (March 31, 2012 - $54,606). The amortization was included in selling, general and administrative expenses.

Note 9 – Accrued Expenses

	March 31, 2013	December 31, 2012
Accrued expenses	$22,578,338	$19,521,717
Accrued interest on loans	5,307,863	2,707,797
Total	$27,886,201	$22,229,514

Note 10 – Loans from Employees

The Company has borrowed monies from certain employees to fund the Company’s construction projects. These unsecured loans bear interest at 20% (2012 – 20%) per annum and are available to all employees.

Included in these loans are loans from the Company’s executives and an immediate family member:

	March 31, 2013	December 31, 2012
President	$4,620,983	$1,637,213
Chief executive officer	161,010	160,511
Chief financial officer	1,529,593	963,066
Chief operating officer	1,028,853	642,044
Total	$7,340,439	$3,402,834

Note 11 – Loans Payable

	March 31,	December 31,
	2013	2012
Bank of Beijing, Xi’an Branch
The Company signed an agreement for a line of credit of approximately $32.2 million (RMB 200 million). Originally due on November 30, 2014 with annual interest rate of 130% of People’s Bank of China prime rate (or 8%). As of December 31, 2012, the Company had drawn $22,471,549 (RMB 140 million) from the line, and during the first quarter of fiscal 2013, the Company repaid $1,606,916 (RMB 10 million). The remaining $20,931,281 (RMB 130 million) was fully repaid in April 2013.	$20,931,281	$22,471,549

Construction Bank of China
Originally due on March 6, 2015, annual interest is People’s Bank of China prime rate plus 1% (or 7.15%). The loan is secured by the Junjing III project and land use right. The loan was fully repaid during the first quarter of fiscal 2013.	-	1,605,111

Bank of China, Macau Branch
Due December 16, 2013, annual interest is based on the 3-month London Interbank offered Rate (“LIBOR”) rate plus 3.6%. The 3-month LIBOR rate at March 31, 2013 was 0.2819% (December 31, 2012 – 0.3095%). The loan is secured by $32,201,971 (RMB 200 million) of restricted cash.	31,000,000	31,000,000

Bank of Communication offshore branch
Due on November 13, 2015, annual rate is 2.9 percent, secured by $36,227,217 (RMB 225 million) of restricted cash.	30,000,000	30,000,000

Bank of China, Singapore Office
Due November 22, 2014, annual interest is based on the 3-month LIBOR rate plus 1.55%. The 3-month LIBOR rate at March 31, 2012 was 0.2819% (December 31, 2012 – 0.3095%). The loan is secured by $32,201,971 (RMB 200 million) of restricted cash.	31,800,000	31,800,000

LUSO International Bank
The Company signed an agreement for a line of credit of $9.7 million with LUSO International Bank. The amount that can be withdrawn is limited to 97% of the restricted cash secured for the line of credit. The total amount will be due on March 27, 2015. As of March 31, 2013, the Company drew $7,761,153 from the line of $9.7 million which is 96.4% of $ 8,050,493 (RMB 50 million) restricted cash secured. Annual interest is based on the 3-month LIBOR rate plus 2.7%. The 3-month LIBOR rate at March 31, 2013 was 0.2819% (December 31, 2012 – 0.3095%).	7,761,153	7,761,153

Xi’an Xinxing Days Hotel & Suites Co., Ltd. (“Days Hotel”) (Note 19)
There are several loans from Days Hotel, including: $10,465,640 (RMB 65 million) due on June 30, 2013; $3,220,197 (RMB 20 million) due on July 2, 2013; $241,515 due on January 17, 2014; $6,762,414 (RMB 42 million) due on November 13, 2014. All Days Hotel loans have an annual interest rate of 20%.	20,689,766	21,219,563

Changcheng Financing Company Limited
Due on November 8, 2014, annual interest rate is 19%, secured by an income producing property of Tsining.	4,830,296	4,815,332

Shanghai Xinying Fund, LLC (“Xinying”)
Due August 7, 2014, annual interest is 9.6% and the effective annual interest rate is $27.16% due to related finance consulting fees (Note 18), secured by 100% ownership of Xinxing Construction’s shares, corporate guarantee from Tsining, Puhua, and the Company (Note 19), and is also subject to a consulting fee agreement (Note 18). The repayment schedule per agreement was as follows: June 1, 2013 - $1,610,099 (RMB 10 million); December 1, 2013 - $1,610,099 (RMB 10 million); June 1, 2014 - $1,610,099 (RMB 10 million); August 7, 2014 – 19,321,181 (RMB 120 million).	24,151,478	24,076,660

Shenzhen Qianhai Dinghui Equity Investment Fund Partnership (“Dinghui”)
On March 22, 2013, the Company received $40,252,463 (RMB 250 million) from Dinghui to fund the pending acquisition of the land use right for the Company’s Golden Bay project and/or other construction. In connection with the loan, the Company transferred 49% of Fangzhou’s common shares to Dinghui in December 2012 as a security. Dinghui will not participate in the decision making, operation and profit/loss sharing of Fangzhou. Once the land use right is obtained, the Company will use it as a pledge to the loan and Dinghui will revert the transferred common shares of Fangzhou back to the Company. The loan is also guaranteed by the Company and the Company’s President. The loan is due on March 21, 2015 with annual interest rate of 20%.	40,252,463	-
Total	$211,416,437	$174,749,368

Note 11 – Loans Payable (continued)

Except for the loans from Bank of China Macau Branch, Bank of China Singapore Branch and Bank of Communication offshore branch, which were drawn to repay mandatorily redeemable non-controlling interest in Subsidiaries (Note 2) and the loans from LUSO International Bank, which was drawn to repay convertible debt (Note 12). All other loans were drawn to directly finance construction projects and the interest paid was capitalized and allocated to various real estate construction projects.

The loans payable balances were secured by certain of the Company’s real estate held for development or sale with a carrying value of $48,675,381 (December 31, 2012 - $51,395,398), certain buildings and income producing properties and improvements with a carrying value of $4,256,443 (December 31, 2012 - $4,287,898). The weighted average interest rate on loans payable as at March 31, 2013 was 9.45% (December 31, 2012 – 7.1%).

The loan from Bank of Beijing was subject to certain repayment terms based on certain percentage of units sold in Puhua projects. Based on this repayment term, Bank of Beijing could have demanded repayment of all remaining balance outstanding at any time. The loan from Bank of Beijing was fully repaid in April 2013.

Note 12 – Convertible Debt

On January 28, 2008, the Company issued Senior Secured Convertible Debt due in 2013 (the “Convertible Debt”) and warrants to subscribe for common shares for an aggregate purchase price of $20 million. Both the warrant and embedded conversion option associated with the Convertible Debt met the definition of a derivative instrument according to the standard “Accounting for Derivative Instruments and Hedging Activities”. Because the warrant and the convertible debt were denominated in U.S. dollars but the Company’s functional currency is the Chinese RMB, the exemption from derivative instrument accounting provided by the standard was not available and therefore the warrant and embedded conversion option were recorded as a derivative instrument liabilities and periodically marked-to-market.

The Convertible Debt was fully repaid as at December 31, 2012. Therefore, for the three months ended March 31, 2013, there were no changes in fair value for the warrants and embedded derivatives. For the three months ended March 31, 2012, the Company recorded an increase in fair value for the warrants of $1,428 and a decrease in fair value of the embedded derivatives of $71,103 in the interim condensed consolidated statements of income.

The carrying value of the Convertible Debt was accreted to its stated amount on maturity using the effective interest method. The effective interest rate was determined to be 15.42%. There were no interest and accretion costs for the three months ended March 31, 2013. Related interest and accretion costs for the three months ended March 31, 2012 were $129,384 and $232,486, respectively.

Note 13 – Shareholders’ Equity

Common stock

During the first quarter of 2013, the Company did not issue any common stock. On March 21, 2012, the Company issued 19,440 shares of common stock valued at $27,216 based on the closing price of the shares on the same date to compensate for the services provided by the independent directors.

Warrants

Pursuant to accounting guidance, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in a Company's Own Stock", the warrants issued contain a provision permitting the holder to demand payment based on a valuation in certain circumstances. Therefore, the Company recorded the warrants issued through private placements in 2007 as a liability at their fair value on the date of grant and then revalued them at each reporting date with the Cox-Ross-Rubinstein (“CRR”) Binomial Lattice Model.

These warrants expired during fiscal year 2012. As such, there were no change in fair value of the warrants issued through private placements in 2007 for the three months ended March 31, 2013. The gain from the change in fair value of the warrants issued through private placements in 2007 for the three months ended March 31, 2012 was $1,060.

Including the fair value of warrants associated with the Convertible Debt (Note 12), the total gain from the change in fair value of warrants for the three months ended March 31, 2012 was $368.

Note 13 – Shareholders’ Equity (continued)

Stock Options

On June 13, 2011, the Company granted 1,227,755 options to acquire common stock of the Company to employees, officers and directors. The exercise price of the options was determined based on the fair value of the common stock at the grant date.

Options expire on the earlier of ten years from the date of issuance, subject to earlier termination resulting from an optionee’s death or departure from the Company or change of control. Unless otherwise determined by the Board of Directors, options granted vest 30%, 30% and 40% on each of the first, second and third anniversary dates of the option grants. The vesting is also subject to certain performance conditions.

As of December 31, 2012, 368,326 of the 1,227,755 options vested. However, the options were not exercisable because the performance conditions of the stock options were not met. This leaves 859,429 options outstanding as at December 31, 2012. The following table provides information with respect to stock option transactions for the three months ended March 31, 2013:

	Number of Stock Options Outstanding	Weighted Average Exercise Price
December 31, 2012	859,429	$1.39
Granted	-	-
Expired	-	-
March 31, 2013	859,429	$1.39

The following summarizes the weighted-average information about the outstanding stock options as at March 31, 2013:

Outstanding Stock Options
Exercise Price	Number	Average Remaining Contractual Life
$1.39	859,429	8.21 years

Stock-based compensation

The 1,227,755 stock options granted on June 13, 2011 have an estimated fair value of $1,316,911 for an average value of $1.04 to $1.10 per stock option using the CRR option pricing model with the following key assumptions:

June 13, 2011
Expected life	5.5 – 6.5 years
Expected volatility	95%
Risk-free interest rate	1.74% - 2.10%
Dividend yield	0%

Related to these 1,227,755 stock options, compensation expense is recognized over the vesting period. During the three months ended March 31, 2013, compensation expense of $97,537 (March 31, 2012 - $95,390) was recognized in the interim condensed consolidated statements of income.

Treasury Stock

In 2011, the Company approved a plan to repurchase up to $5 million shares of the Company’s common stock. The repurchase will be made from time to time at prevailing market prices, through open market purchases. There is no guarantee as to the exact number of shares that will be repurchased by the Company and the Company may discontinue purchases at any time when the Board of Directors determines additional repurchases are not warranted. The repurchase program is expected to continue until August 11, 2013.

During the first quarter of fiscal year 2013, the Company did not make any repurchases of the Company’s common stock. As at March 31, 2013, the Company has repurchased 351,480 shares of common stock (December 31, 2012 – 351,480).

Note 14 – Other Revenue

	For the three months ended
	March 31, 2013	March 31, 2012
Interest income	$869,448	$49,643
Rental income	221,195	363,376
Income from property management services	908,155	956,270
Construction contract income	9,093,314	1,618,416
Miscellaneous income	7,012	79,723
Total	$11,099,124	$3,067,428

Note 15 - Segment Reporting

The Company has two reportable segments: Real Estate Development and Sales segment and Real Estate Construction segment. The Real Estate Development and Sales segment includes operating subsidiaries, Tsining, Puhua, New Land, Suodi, Fangzhou and Jiyuan, while the Real Estate Construction segment represents Xinxing Construction. These two segments offer different products and services. The reportable segments are managed separately because they produce distinct products and provide different services. The Company and its other subsidiaries, Manstate, Success Hill, Wayfast, Clever Advance, Gracemind, Treasure Asia and Xinxing Property are aggregated as All Other segment. The All Other segment includes revenue from property management services from Property and all head office expenses and all expenses resulting from the change in fair value of warrants embedded derivatives. None of these companies has ever met any of the quantitative thresholds for determining reporting segments.

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

Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company’s interim condensed consolidated financial statements during the first three months of fiscal year 2013 and 2012 are as follows:

For the three months ended March 31, 2013:

	Real Estate Development and Sales	Construction	All Other	Adjustments and Eliminations		Consolidated
Revenues from external customers	$43,274,571	$9,093,314	$908,155	$-		$53,276,040
Intersegment revenues	-	2,285,687	-	(2,285,687	)(1)	-
Rental from external customers	198,041	23,154	-	-		221,195
Other misc. income (Interest & Gain from Property, Plant and Equipment )	876,157	-	303	-		876,460
Total	$44,348,769	$11,402,155	$908,458	$(2,285,687)		$54,373,695

Interest expense	$1,438,338	$6,588	$1,860	$-		$1,446,786
Segment profit before taxes	$3,729,398	$473,609	$(29,326)	$109,514	(1)	$4,283,195
Total assets	$605,860,514	$82,524,483	$186,823,553	$(310,756,201	)(2)	$564,452,349

For the three months ended March 31, 2012:

	Real Estate Development and Sales	Construction	All other	Adjustments and Eliminations		Consolidated
Revenues from external customers	$20,434,343	$1,618,416	$956,270	$-		$23,009,029
Intersegment revenues	-	2,298,163		(2,298,163	)(1)	-
Rental from external customers	226,385	136,991	-	-		363,376
Other misc. income (Interest & Gain from Property, Plant and Equipment )	128,559	-	807	-		129,366
Total	$20,789,287	$4,053,570	$957,077	$(2,298,163)		$23,501,771

Interest expense	$174,954	$13,264	$42,054	$-		$230,272
Segment profit before taxes	$3,335,850	$42,158	$(36,946)	$143,228	(1)	$3,484,290
Total assets	$497,940,032	$26,503,670	$187,025,964	$(239,208,663	)(2)	$472,261,004

(1)	These represent revenues earned from construction services performed by Xinxing Construction for the Real Estate Development and Sales segment and its profits. They are eliminated upon consolidation.

(2)	The adjustment represents long-term investments in subsidiaries and inter-subsidiary balances eliminated upon consolidation.

Note 16 – Effect of Change in Estimates

Revisions in estimated gross profit margins related to revenue recognized under the percentage of completion method for projects under construction and met all revenue recognition criteria are made in the period in which circumstances requiring the revisions become known.

During the three months ended March 31, 2013, real estate development projects with gross profits recognized as at December 31, 2012 had changes in their estimated gross profit margins. As a result of these changes of gross profit, net income for the three months ended March 31, 2013 decreased by $662,344 (three months ended March 31, 2012 – changed by $Nil) or a decrease of $0.019 for both basic and diluted earnings per share for the three months ended March 31, 2013 (three months ended March 31, 2012 – changed by $Nil in both basic and diluted earnings per share).

Note 17 – Earnings per Share

Earnings per share for the three months ended March 31, 2013, and 2012 were determined by dividing net income attributable to China Housing & Land Development, Inc. for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

Note 17 – Earnings per Share (continued)

	March 31,	March 31,
	2013	2012
Numerator
Net income – basic	$3,080,687	$2,235,413
Effect of dilutive securities
Convertible Debt	-	-
Net income – diluted	$3,080,687	$2,235,413
Denominator
Weighted average shares outstanding – basic	35,086,599	34,730,261
Effect of dilutive securities
Convertible Debt	-	-
Weighted average shares outstanding – diluted	35,086,599	34,730,261
Earnings per share
Basic earnings per share	$0.09	$0.06
Diluted earnings per share	$0.09	$0.06

All outstanding options, warrants and convertible debt have anti-dilutive effects on the earnings per share and were therefore excluded from the determination of the first quarter of fiscal 2013 and 2012 diluted earnings per share calculation.

Note 18 – Commitments and Contingencies

The Company leases part of its office and hotel space under various operating lease agreements with expiring dates in 2019.

In connection to the loans borrowed from Xinying (Notes 11 and 19), the Company also signed a finance consulting agreement with Xinying where by the Company is committed to pay consulting fees on a quarterly basis up to July 2015 for financing services provided.

Additionally, the Company had various commitments related to land use right acquisitions with unpaid balances of approximately $16.5 million. A balance of $16.1 million is not due until the vendor removes the existing building on the land and changes the zoning status of the land use right certificate. Based on the current condition, the Company estimates that the balances will be paid in a year. The remaining $0.4 million is related to additional compensations committed by the Company in connection with Park Plaza project.

All future payments required under the various agreements are summarized below:

	Payment due by period
Commitments and Contingencies	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	After 5 years
Operating leases	$7,171,392	$1,287,116	$1,233,446	$1,233,446	$1,233,446	$1,233,446	$950,492
Consulting fees	5,972,393	2,511,754	2,511,754	948,885	-	-	-
Land use rights	16,463,257	16,463,257		-	-	-	-
Total	$29,607,042	$20,262,127	$3,745,200	$2,182,331	$1,233,446	$1,233,446	$950,492

The Company from time to time has to renew certain real estate development licenses in the normal course of business. Management believes the Company will be able to continuously renew these licenses.

Note 19 – Related Party Transactions

One of the Company’s executive officers’ spouse owned 37.83% of common stock of Days Hotel. During the three months ended March 31, 2013, the Company incurred $34,168 (March 31, 2012 - $26,598) in fees to Days Hotel. As at March 31, 2013, the Company had $36,179 (December 31, 2012 - $12,214) fees payable to Days Hotel.

The Company also has a $20,689,766 loan payable to Days Hotel as at March 31, 2013 (December 31, 2012 - $21,219,563) (Note 11). For the three months ended March 31, 2013, the Company incurred $1,237,011 (March 31, 2012 - $Nil) of interest expense to Days Hotel and capitalized the amounts in real estate held for development or sales. As at March 31, 2013, the Company also had a $2,323,177 (December 31, 2012 - $1,231,316) interest payable to Days Hotel.

The Company also has a $24,151,478 (RMB 150 million) (December 31, 2012 - $24,076,660) loan payable to Xinying (Note 11), in which an executive partner is the spouse of one of the Company’s executive officers, as at March 31, 2013. The Company incurred a total of $1,303,932 of interest expense and finance consulting fees to Xinying during the three months ended March 31, 2013 (March 31, 2012 - $Nil) and capitalized the amount in real estate held for development or sales. As at March 31, 2013, the Company had a $64,404 (December 31, 2012 - $64,204) interest payable to Xinying.

Note 20 – Subsequent Events

The Company repaid the $20,931,281 loans from Bank of Beijing (Note 11) in April 2013.

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

The unaudited interim condensed consolidated financial statements are based on accounting principles that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Annual Report”). They do not include certain footnote disclosures and financial information normally included in annual consolidated financial statements prepared in accordance with GAAP and, therefore, should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s 2012 Annual Report.

Warrants and derivative liability

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

The Convertible Debt was fully repaid as of December 31, 2012. Therefore, for the three months ended March 31, 2013, there were no changes in fair value for the warrants and embedded derivatives. For the three months ended March 31, 2012, the Company recorded an increase in fair value for the warrants of $1,428 and a decrease in fair value of the embedded derivatives of $71,103 in the interim condensed consolidated statements of income.

The carrying value of the Convertible Debt is accreted to its stated amount on maturity using the effective interest method. The effective interest rate was determined to be 15.42%. Related interest and accretion costs for the three months ended March 31, 2012 were $129,384 and $232,486, respectively.

Pursuant to accounting guidance, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in a Company's Own Stock”, the warrants issued contain a provision permitting the holder to demand payment based on a valuation in certain circumstances. Therefore, the Company recorded the warrants issued through private placements in 2007 as a liability at their fair value on the date of grant and then revalued them at each reporting date using the CRR Binomial Lattice Model with the following Assumptions:

These warrants expired during fiscal year 2012. As such, there were no changes in fair value of the warrants issued through private placements in 2007 for the three months ended March 31, 2013. The gain from the change in fair value of the warrants issued through private placements in 2007 for the three months ended March 31, 2012 was $1,060.

Including the fair value of warrants associated with the Convertible Debt, the total gain from the change in fair value of warrants for the three months ended March 31, 2012 was $368.

Real estate held for development or sale, intangible assets and deposits on land use rights

We evaluate the recoverability of our real estate developments taking into account several factors including, but not limited to, our plans for future operations, prevailing market prices for similar properties and projected cash flows.

We review real estate projects, intangible assets and deposits on land use rights whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, we measure impairment by comparing the carrying value to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the total of the expected undiscounted cash flow is less than the carrying amount of the assets, we recognize an impairment loss based on the fair value of the assets.

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

The following summarizes the components of real estate inventories as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Real estate projects completed and held for sale
JunJing I	$2,067,053	$2,065,376
JunJing II	160,146	175,326
Tsining 24G	45,511	45,370
Gangwan	19,177	19,117
Tsining Home IN	61,132	60,943
Junjing III	1,151,423	1,309,347
Puhua Phase I	9,191,310	9,558,162
Puhua Phase II – West Region	6,124,789	8,274,431
Real estate completed and held for sale	$18,820,541	$21,508,072

Real estate projects held for development
Puhua Phase II (East Region), III and IV	95,545,707	105,782,311
Park Plaza	68,961,931	77,765,333
Golden Bay (the Company is in the process of obtaining the land use right)	14,990,342	12,415,111
Jiyuan	18,342,839	16,500,575
Other	4,691,336	3,941,746
Construction materials	205,606	198,397
Real estate held for development	202,737,761	216,603,473
Total real estate held for development or sale	$221,558,302	$238,111,545

Intangible assets

The intangible assets consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Development right acquired (a)	$51,996,288	$51,835,211
Land use right acquired (b)	8,654,335	8,627,525
Construction license acquired (c)	1,212,109	1,208,354
	61,862,732	61,671,090
Accumulated amortization	(7,266,653)	(7,188,838)
Intangible assets, net	$54,596,079	$54,482,252

(a)	The development right for 487 acres of land in Baqiao Park was obtained from the acquisition of New Land in fiscal 2007. The intangible asset has a finite life. In accordance with accounting standard, “Goodwill and Other Intangible Assets”, the intangible asset is subject to amortization over its estimated useful life. This method is intended to match the pattern of amortization with the income-generating capacity of the asset. The development right will expire on June 30, 2016.

(b)	The land use right was acquired through acquisition of Suodi. The land use right certificate will expire in November, 2048. The Company amortizes the land use right over 39 years starting from the date of acquisition.

(c)	The construction license was acquired through acquisition of Xinxing Construction. The construction license, which is subject to renewal every 5 years, is not amortized and has an indefinite estimated useful life because management believes the Company will be able to continuously renew the license in future. The license will be subject to renewal on January 1, 2016.

Deposits on land use rights

	March 31, 2013	December 31, 2012
Deposits on land use rights	42,880,856	42,748,017

The Company conducts regular reviews of the deposits on land use rights. After review and assessment, the Company concluded that there was no impairment to the carrying value of the deposits and therefore no write-down was required.

Assets held for sale

The total rental income (cash inflow) from leasing the Tsining JunJing I commercial retail property was RMB 1.2 million during first quarter of 2013 compared with RMB 1.4 million during the same period of 2012. There was no cash outflow in connection with the maintenance and repair of the property. The annual amortization of this property is RMB 3 million (non-cash item) per year over 30 years.

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

Material trends and uncertainties that may impact continuing operations

Changes in national and regional economic conditions, as well as local economic conditions where we conduct our operations and where prospective purchasers of our homes live, may result in more caution on the part of homebuyers and consequently fewer home purchases. According to E House (China) Real Estate Research Institute the average residential sale price in Xi’an city was stable in the quarter ended March 31, 2013. The average sale price decreased to 7,418 RMB per square meter (approximately US$ 1,196 per square meter) from 7,702 RMB in the same period of 2012, representing about 3.7% year-on-year decrease.

Most purchasers of our homes finance their acquisitions through lenders providing mortgage financing. A substantial increase in mortgage interest rates or unavailability of mortgage financing would adversely affect the ability of prospective homebuyers to obtain the financing they need in order to purchase our homes, as well as the ability of prospective move-up homebuyers to sell their current homes. For example, if mortgage financing became less available, demand for our homes could decline. A reduction in demand could also have an adverse effect on the pricing of our homes because we (and our competitors) may reduce prices in an effort to compete for home buyers. A reduction in pricing could result in a decline in revenues and margins. During 2012, the Xi’an local government instituted an additional policy limiting real estate profit margin to 10%. Additionally, Xi’an’s local government required that the average selling price increase of newly built residential products should be less than 15%, and such an increase must not surpass Xi’an’s GDP growth rate and disposable income growth rate. These new policies could result in buying hesitation amongst potential new customers and could impact our revenues.

The real estate development industry is capital intensive and development requires significant up-front expenditures to acquire land and begin development. Accordingly, we incur substantial indebtedness to finance our homebuilding and land development activities. Although we believe that internally generated funds and our current borrowing capacity will be sufficient to fund our capital and other expenditures (including land acquisition, development and construction activities), the amounts available from such sources may not be adequate to meet our needs. If such sources are not sufficient, we may seek additional capital in the form of debt or equity financing from a variety of potential sources, including bank financings, 3rd parties and related party financings. The availability of borrowed funds to be utilized for land acquisition, development and construction may be greatly reduced, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with new loans. Failure to obtain sufficient capital to fund planned capital and other expenditures could have a material adverse effect on our business.

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

As of March 31, 2013, we had $47,718,732 of cash, compared to $6,121,448 as of December 31, 2012, an increase of $41,597,284.

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

We commenced our operations in Xi’an in 1999 and have been considered one of the industry leaders and one of the largest private residential developers in the region. We have experienced significant growth in the past 14 years and have developed over 1.5 million square meters of residential projects. Through the utilization of modern design and technology, as well as a strict cost control system, we are able to offer our customers high quality, cost-effective products. Most of our projects are designed by world-class architecture firms from the United States, Canada and Europe that have introduced advanced “eco” and “green” technologies into our projects.

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

Expand into Other Tier II and Tier III Cities. We believe our proven business model and expertise can be replicated in other Tier II and Tier III cities, especially in western China. For example, in 2011, we entered into the Ankang city market for a residential project. Furthermore, we have identified certain other cities that possess attractive replication dynamics. The Ankang project started presales during the fourth quarter of 2012. However we do not recognize its revenue until certain criteria are met. As of March 31, 2013, contract sales for the Ankang project totaled $7.0 million.

Continue to Focus on the Middle Market. Since the middle class has growing purchasing power and, as a result of prevailing Chinese culture and values, a strong desire to own homes, we believe the demand for residential real estate from the emerging middle class will offer attractive opportunities for the growth of our Company. Thus, we plan to leverage our brand name, experience and design capabilities to meet this middle class demand.

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

Our Property Projects

We provide three fundamental types of real estate developments:

•	High-rise apartment buildings, typically 19 to 33 stories, usually constructed of steel-reinforced concrete, that are completed within approximately 24 months of securing all required permits.

•	Mid-rise apartment buildings, typically 7 to 18 stories, usually constructed of steel-reinforced concrete, that are completed within approximately 12 to 18 months of securing all required permits.

•	Low-rise apartment buildings and villas, typically 2 to 6 stories, often constructed of steel-reinforced concrete, that are completed within approximately 12 months of securing all required permits.

Our projects can be classified into one of four stages of development:

•	Projects in planning, which include projects for which we have purchased the development and or land use rights for parcels of land as part of our project development pipeline. The completion of projects on these sites is subject to adequate financing, approval of permits, receipt of licenses and certain market conditions;

•	Projects in process, which include developments where we have typically secured the development and land use rights, and where the site planning, architecture, engineering and infrastructure work is in progress;

•	Projects under construction, where the building construction has started but has not yet been completed; and

•	Completed projects with units available for sale, where the construction has been finished and most of the units in the buildings have been sold or leased.

Projects Under Construction

Project Name	Type of Projects	Actual or Estimated Construction Period	Actual or Estimated Pre- sale Commencement Date	Total Site Area (m2)	Total Gross Floor Area (m2)	Sold GFA by March 31, 2013 (m2)

Puhua Phase Two- East Region	Multi-Family residential & Commercial	Q1/2011 - Q2/2014	Q2/2010	47,300	160,640	38,598

Ankang Project	Multi-Family residential & Commercial	Q2/2012 - Q3/2015	Q4/2012	74,820	243,152	15,109

Park Plaza	Multi-Family residential & Commercial	Q1/2012 - Q2/2014	Q1/2013	44,250	149,822	22,151

Puhua Phase Three	Multi-Family residential & Commercial	Q2/2012 - Q2/2014	Q1/2013	30,600	129,300	48,902

Project Name	Total Number of Units	Number of Units sold by March 31, 2013	Estimated Revenue ($ millions)	Contracted Revenue by March 31, 2013 ($ millions)	Recognized Revenue by March 31, 2013 ($ millions)

Puhua Phase Two – East Region	921	415	171.1	108.3	45.4
Ankang Project	2,121	225	206.3	7.0	0
Park Plaza	694	546	154.0	30.2	19.8
Puhua Phase Three	1,899	415	152.9	36.5	17.4

Puhua Phase Two – East Region: Puhua Phase Two – East Region consists of 8 residential buildings and 3 commercial buildings. Total estimated revenue of Puhua Phase Two – East Region is $171.1 million. Total GFA of East Region is expected to reach 160,640 square meters. Puhua Phase Two – West Region was completed in the fourth quarter of 2012.

Ankang Project: The Ankang project is located in Ankang city, which is approximately 260 kilometers south of Xi’an in China’s Shanxi Province. The project consists of residential buildings and a commercial area. Construction started in the second quarter of 2012, and presales started in the fourth quarter of 2012, but because it did not meet revenue recognition criteria, we were unable to recognize any revenue during the first quarter of 2013. Total GFA of the project is expected to reach 243,152 square meters. Total projected revenue is estimated to be $206.3 million.

Park Plaza: In July 2009, the Company entered into a letter of intent to acquire 44,250 square meters of land in the center of Xi’an for the Park Plaza project. In March 2011, the Company officially acquired the land use right for Park Plaza. The Company intends to develop a large mid-upper income residential and commercial project on this site, with a gross floor area of 141,822 square meters. The four-year construction of Park Plaza started in the first quarter 2012. The contract revenue for Park Plaza was $30.2 million as of March 31, 2013, of which we recognized $19.8 million. The total revenue from Park Plaza is estimated to be $154 million.

Puhua Phase Three: The Puhua Phase Three project covers 30,600 square meters with a total GFA of 129,300 square meters. We started pre-sale of Puhua Phase Three during the first quarter of 2013. The contract revenue for Puhua Phase Three was $36.5 million as of March 31, 2013 and we recognized $17.4 million by the end of March 2013 based on the percentage of completion method.

Projects under planning and in process

Project Name	Type of Projects	Estimated Construction Period	Estimated Pre-sale Commencement	Total Site Area (m2)	Total GFA (m2)	Total Number of Units
Baqiao New Development Zone	Multi-Family residential & Commercial	2009- 2020	N/A	N/A	N/A	N/A

Puhua Phase Four	Multi-Family residential & Commercial	Q2/2014 - Q2/2016	Q3/2014	61,087	263,833	N/A

Golden Bay	Multi-Family residential & Commercial	Q2/2013 - Q2/2015	Q3/2013	146,099	252,540	N/A

Textile City	Multi-Family residential & Commercial	Q4/2013 - Q3/2018	Q3/2014	433,014	630,000	N/A

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

The Xi’an municipal government plans investments of RMB 50 billion (over $7.6 billion) in infrastructure in the Baqiao New Development Zone. The construction of a large-scale public wetland park is well underway. It will enhance the natural environment adjacent to the Company’s Baqiao Project.

Through our New Land subsidiary, we sold 18.4 acres to another developer in 2007 and generated about $24.41 million in revenue.

In 2008, we established a joint venture with Prax Capital Real Estate Holdings Limited (“Prax Capital”) to develop 79 acres within the Baqiao Project, which will be the first phase of the Baqiao Project’s development. Prax Capital invested $29.3 million in the joint venture. As of December 31, 2012 the Company has bought out Prax’s investment in the project.

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

Puhua Phase Four: Puhua Phase Four covers 61,087 square meters with a total GFA of 263,833 square meters. Structual construction is anticipated to begin in the second quarter of 2014, and we expect to begin accepting pre-sale purchase agreements in the following quarter.

Golden Bay: The Golden Bay project is located within the Baqiao Project, with a total GFA of 252,540 square meters. The Golden Bay project will consist of residential buildings as well as a commercial area. Construction is anticipated to begin in the second quarter of 2013, and we expect to begin accepting pre-sale purchase agreements in the third quarter of 2013. The Company is planning on obtaining the land use right from the government in the second quarter of 2013. On March 22, 2013, the Company received $40,252,463 (RMB 250 million) from DingHui to fund the pending acquisition of the land use right for the Company’s Golden Bay project. The estimated price for the land use right will be around $80 million (RMB 500 million). The Company will fund the remaining amount through self-generated funds.

Textile City: The Textile City project is located within the Baqiao New Development Zone. The project consists of residential buildings and a commercial area. Construction is expected to start in the fourth quarter of 2013, and the entire project is expected to take five years.

Major Completed Projects with Units Available for Sale

Project name	Type of Projects	Completion Date	Total Site Area (m2)	Total GFA (m2)	Total Number of Units	Number of Units sold by March 31, 2013
Puhua Phase Two – West Region	Multi-Family residential & Commercial	Q4/2012		100,450	666	635
Puhua Phase One	Multi-Family residential & Commercial	Q4/2012	47,600	137,137	858	835
JunJing III	Multi-Family residential & Commercial	Q4/2012	8,094	52,220	531	523
JunJing II Phase One	Multi-Family residential & Commercial	Q4/2009	39,524	142,214	1,215	1,211
JunJing I	Multi-Family residential & Commercial	Q3/2006	55,588	167,931	1,671	1,668

Puhua Phase One: Puhua Phase One is one of Puhua’s four phases. The total estimated revenue for the project is $130 million and the Company has generated contract revenue of $108 million as of March 31, 2013.

Puhua Phase Two – West Region: Puhua Phase Two – West Region consists of four buildings. The region was completed in the fourth quarter of 2012. As of March 31, 2013, we have recognized $53.3 million out of $78.6 million contract sales.

JunJing III: JunJing III is located near our JunJing II project and the city expressway. It has a GFA of about 52,220 square meters. The project consists of three high rise buildings, each 28 to 30 stories high. The project is targeting middle to high income customers who require a high quality living environment and convenient transportation to the city center. We started construction during the fourth quarter of 2010 and pre-sales began during the fourth quarter of 2011. The project was completed in the fourth quarter of 2012. As of March 31, 2013, we have recognized $50.3 million in revenue.

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

CONSOLIDATED OPERATING RESULTS

Three Months Ended March 31, 2013 Compared With Three Months Ended March 31, 2012

Revenues

Our revenues are mainly derived from the sale of residential and commercial units and buildings, infrastructure work we perform for the local government and land development projects in the Baqiao area. In the first quarter of 2013, most of our revenues came from the Puhua Phase Three and Park Plaza projects.

	Three months	Three months
	ended	Ended
Revenues by project:	March 31, 2013	March 31, 2012
US$
Project Under Construction
Puhua Phase Two East Region	2,112,218
Puhua Phase Three	17,348,070	-
Park Plaza	19,794,628	-
Projects Completed
Puhua Phase Two West Region (under construction on March 31, 2012)	3,259,941	1,770,796
JunJing III (under construction on March 31, 2012)	109,970	10,629,103
Puhua Phase One (under construction on March 31, 2012)	649,744	4,778,151
JunJing II Phase One	-	3,256,293
JunJing II Phase Two	-	4,174,516
JunJing I	-	-
Other Projects	-	-
Revenues from the sale of properties	$43,274,571	$20,434,343

The following table summarizes details of our most significant projects under construction during the first quarter of 2013:

	Three Months	Three Months
	Ended	Ended
Revenues by project:	March 31, 2013	March 31, 2012
US$
Project Under Construction
Puhua Phase Two East Region contract sales	$5,010,287	$2,348,212
Revenue	$2,112,218	$1,770,796
Total gross floor area (GFA) available for sale *	261,090	261,090
GFA sold during the period	5,076	2,678
Remaining GFA available for sale	136,385	180,155
Percentage of completion	75.4%	53.2%
Percentage GFA sold during the period	1.9%	1.0%
Percentage GFA sold to date	47.8%	30.9%
Average sales price per GFA	$987	$877

Puhua Phase Three contract sales	$36,469,024	$-
Revenue	$17,348,070	$-
Total gross floor area (GFA) available for sale *	129,300	129,300
GFA sold during the period	48,902	-
Remaining GFA available for sale	80,398	-
Percentage of completion	41.4%	-%
Percentage GFA sold during the period	37.8%	-%
Percentage GFA sold to date	37.8%	-%
Average sales price per GFA	$746	$-

Park Plaza contract sales	$30,152,026	$-
Revenue	$19,794,628	$-
Total gross floor area (GFA) available for sale *	149,822	149,822
GFA sold during the period	22,151	-
Remaining GFA available for sale	127,671	-
Percentage of completion	58.1	-
Percentage GFA sold during the period	14.8%	-
Percentage GFA sold to date	14.8%	-
Average sales price per GFA	$1,361	$-

*Difference in total GFA available for sale is due to addition of a new building and or modification to floor plans.

Revenues from projects under construction

Puhua Phase Two – East Region: Puhua Phase Two – East Region consists of 8 residential buildings and 3 commercial buildings. Total estimated revenue of Puhua Phase Two- East Region is $171.1 million. Total GFA of East Region is expected to reach 160,640 square meters.

Puhua Phase Three: Puhua Phase Three project covers 30,600 square meters with a total GFA of 129,300 square meters. We started pre-sale of Puhua Phase Three during the first quarter of 2013. The contract revenue for Puhua Phase Three was $36.5 million as of March 31, 2013 and we recognized $17.4 million by the end of March 2013 based on the percentage of completion method.

Park Plaza: In July 2009, the Company entered into a Letter of Intent to acquire 44,250 square meters of land in the center of Xi’an for the Park Plaza project. In March 2011, the Company officially acquired the land use right for Park Plaza. The Company intends to develop a large mid-upper income residential and commercial project on this site, with a gross floor area of 149,822 square meters. The four-year construction of Park Plaza started in the second quarter 2012. The contract revenue for Park Plaza was $30.2 million as of March 31, 2013, of which we recognized $19.8 million. The total revenue from Park Plaza is estimated to be $154 million.

Revenues from projects completed

The revenue from completed projects totaled $761,219 for the three months ended March 31, 2013, compared to $7,430,809 during the same period of 2012. Revenues from projects completed in the first quarter of 2013 were less than those during the period of 2012, as we had cleared most of our inventories of our completed projects by the first quarter of 2013.

Other income

Other income includes property management fees, rental income, revenues from construction of low income residential building for the Ankang government, the gain/loss from disposal of fixed assets and construction work third parties. We recognized $11,099,124 in other income for the three months ended March 31, 2013 compared with $3,067,428 in the same period of 2012. The increase can be explained by the following table, which summarizes the breakdown of the other income and the changes during the three months ended March 31, 2013 and 2012:

	For the three months ended
	March 31, 2013	March 31, 2012
Interest income	$869,448	$49,643
Rental income	221,195	363,376
Income from property management services	908,155	1,027,792
Construction contract income	9,093,314	1,618,416
Miscellaneous income	7,012	8,201
Total	$11,099,124	$3,067,428

The increase of construction contract income is caused by the recognition of revenue from construction of low income residential building for the Ankang government by Xinxing Construction.

Cost of real estate sales

The cost of properties and land in the three months ended March 31, 2013 increased 151.4 percent to $35,788,415 compared with $14,232,864 in the same period of 2012. The increase of cost is associated with increased revenue as we had more projects under construction during the first quarter of 2013 compared with the same period of 2012. Puhua Phase Three and Park Plaza started to recognize revenue and cost during the first quarter of 2013.

Gross profit and profit margin

Gross profit for the three months ended March 31, 2013 was $9,049,381, representing a 28.7 percent increase from $7,029,037 in the same period of 2012. The gross profit margin for the three months ended March 31, 2013 was 16.6 percent compared with 29.9 percent in the same period of 2012. The decrease of gross profit margin is due to the adjustment of total estimate cost which the Company recorded the accumulated impact in the first quarter of 2013 and also resulted from lower gross profit margin on the development of low income residential buildings at our Ankang project. During the three months ended March 31, 2013, real estate development projects with gross profits recognized as at December 31, 2012 had changes in their estimated gross profit margins. As a result of these changes of gross profit, net income for the three months ended March 31, 2013 decreased by $662,344 (three months ended March 31, 2012 – changed by $Nil) or a decrease of $0.019 for both basic and diluted earnings per share for the three months ended March 31, 2013 (three months ended March 31,

2012 – changed by $Nil in both basic and diluted earnings per share).

Additionally, we initiated a group purchase sale on our Puhua Phase Three project at a discounted selling price last quarter to improve our cash position which also impacted first quarter gross margins. Furthermore, Xinxing Construction had more revenue recognized and the margin from construction segment is much lower than the margin from real estate sales.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2013 increased 4.6 percent to $3,161,881 from $3,023,685 in the same period of 2012. Such increase was primarily due to increased advertising expenses during the first quarter of 2013 in connection with additional projects starting presale, and increased employee salary expenses, which contributed to the higher administrative expenses. SG&A accounted for 5.8 percent of total revenue in the first quarter of 2013 compared to 12.9 percent for the same period in 2012. The decrease in SG&A to total revenue is primarily due to the increase of revenue.

Stock-based compensation

On June 13, 2011, the Company granted options to acquire common stock of the Company to employees, officers and directors. The exercise price of the options is determined by the fair value of the common stock on the grant date.

Options expire on the earlier of ten years from the date of issuance, subject to earlier termination resulting from an optionee’s death or departure from the Company or change of control. Unless otherwise determined by the Board of Directors, options granted vest 30%, 30% and 40% on each of the first, second and third anniversary dates of the option grants. The vesting is also subject to certain performance conditions.

Compensation expense for stock options is recognized over the vesting period. During the three months ended March 31, 2013, compensation expense of $97,537 (March 31, 2012 - $95,390) was recognized in the unaudited interim condensed consolidated statements of income.

Other expenses

Other (income) expenses mainly consists of late delivery settlements, maintenance costs and some miscellaneous income. Other (income) expenses in the three months ended March 31, 2013 were $59,982 compared with $6,433 in the same period of 2012. This amount is miscellaneous expenses from projects in Tsining.

Financing expense

Financing expense in the three months ended March 31, 2013 increased to $1,446,786 from $230,272 in the same period of 2012. The increase was primarily due to the interest paid to Bank of China, Macau Branch and Bank of China, Singapore branch for the U.S. dollars borrowed to redeem Prax Capital’s interest in Puhua during year 2012 and 2011.

Change in fair value of embedded derivative and warratnsAccretion expense on convertible debt

The Convertible Debt was fully repaid as of December 31, 2012. Therefore, for the three months ended March 31, 2013, there were no changes in fair value for embedded derivatives and no accretion expense was incurred. For the three months ended March 31, 2012, the Company recorded an increase in fair value for the warrants of $1,428 and a decrease in fair value of the embedded derivatives of $71,103 in the interim condensed consolidated statements of income.

All warrants expired during fiscal year 2012. As such, there were no changes in fair value of the warrants issued through private placements in 2007 for the three months ended March 31, 2013.

Including the fair value of warrants associated with the Convertible Debt, the total gain from the change in fair value of warrants for the three months ended March 31, 2012 was $368.

Provision for income taxes

The $1,202,508 provision for income taxes for the three months ended March 31, 2013 decreased from $1,248,877 for the three months ended March 31, 2012 because the Company utilized certain loss carried forward from fiscal year 2011 during the first quarter of 2012.

Net income

Net income for the three months ended March 31, 2013 increased 37.8 percent to $3,080,687 compared to $2,235,413 in the same period of 2012. The increase in net income was mainly due to increased total revenue.

Basic and diluted earnings per share

Both the basic earnings per share and diluted earnings per share were $0.09 in the three months ended March 31, 2013, compared to $0.06 in the same period of 2012. The number of shares outstanding did not change significantly from year to year.

Common shares used to calculate basic and diluted EPS

The weighted average shares outstanding used to calculate both the basic earnings per share and diluted earnings per share were 35,086,599 shares in the three months ended March 31, 2013 and 34,730,261 shares in the same period of 2012.

Foreign exchange

The company operates in China and the functional currency is the Chinese Renminbi (“RMB”) but the reporting currency is the U.S. dollar, based on the exchange rate of the two currencies. The fluctuation of exchange rates during the three months ended March 31, 2013 and the same period of 2012, when translating the operating results and financial positions at different exchange rates created the accrued gain (loss) on foreign exchange. The gain on foreign exchange in the three months ended March 31, 2013 was $820,048, compared with a loss of $106,413 in the same period of 2012.

Cash flow discussion

There was a net cash inflow of $41,464,486 during the three months ended March 31, 2013 compared to a $13,541,081 cash outflow during the same period of 2012.

Operating activity cash inflow was $541,433 in the three months ended March 31, 2013, compared to operating cash outflow of $40,756,333 in the same period of 2012. The change in operating cash flow in the first quarter of 2013 was mainly due to the increased sales which led to net increase in overall cash inflow from customer cash deposit and payments less payments made to subcontractors and vendors.

There was a cash outflow of $632,764 for investing activities for the three months ended March 31, 2013, compared to investing cash outflow of $57,530 for the same period of 2012. The cash outflow resulted from head office located in the Baqiao area.

There was a cash inflow of $41,555,817 for financing activities for the three months ended March 31, 2013 compared with $27,272,782 of financing cash inflow in the same period of 2012 due to higher borrowing and less repayment during the first quarter of 2013. On March 22, 2013, the Company received $40,252,463 (RMB 250 million) from Dinghui to fund the pending acquisition of the land use right for the Company’s Golden Bay project.

The U.S. holding company may require operational funding, from time to time, to pay various professional fees, such as directors’ compensation, etc. The current PRC government’s control on convertibility of RMB to U.S. dollars does not apply to paying for the operating expenses so long as the Company can present valid invoices and/or agreements to the Administration for Foreign Exchange.

Our PRC subsidiaries has never declared or paid dividends or made other equity distributions to the U.S. holding company.

The ratio of receivables to sales was 66% as of March 31, 2013 and 91% as of March 31, 2012. The change in ratio of receivables to sales does not represent the deterioration in the credit quality of our receivables or a change in our revenue recognition policies. In general, the Company does not recognize revenues until all permits including pre-sales permits are obtained. Other than the down payments made by customers upon the signing of the sales agreements, most of the balances from the sales are receivable through mortgage financings. Usually, the mortgage approval process ranges from two month to six months, depending on the bank’s credit limit and customer credit worthiness. Account receivables are determined by bank mortgage approval process. The longer the banks take to approve customer mortgages, the greater our account receivables are.

Debt leverage

Total debt consists of loans from employees and loans payable

Total debt outstanding as of March 31, 2013 was $243.8 million compared with $202.6 million on December 31, 2012. Net debt outstanding (total debt less cash and restricted cash) as of March 31, 2013 was $85.5 million compared with $85.9 million on December 31, 2012. The Company’s net debt as a percentage of total capital (net debt plus shareholders’ equity) was 35.8 percent on March 31, 2013 and 36.6 percent on December 31, 2012, which mainly resulted from additional debt financing for the next 12 months. However, the ratio of net debt as a percentage of total capital decreased as of March 31, 2013 compared with December 31, 2012.

Liquidity and capital resources

Our principal liquidity demands are based on the development of new properties, property acquisitions, and general corporate purposes. As of March 31, 2013, we had $47,718,732 of cash and cash equivalents, compared to $6,121,448 as of December 31, 2012, an increase of $41,597,284. Along with progress in projects, we can use the internally generated cash flow to fund daily operations.

In connection to the loans borrowed from Xinying, the Company also signed a finance consulting agreement with Xinying where the Company is committed to pay consulting fees on a quarterly basis up to July 2015 for financing services provided.

Additionally, the Company had various commitments related to land use right acquisition with unpaid balances of approximately $16.5 million. A balance of $16.1 million is not due until the vendor removes the existing building on the land and changes the zoning status of the land use right certificate. Based on the current condition, the Company estimates that the balances will be paid in a year. The remaining $0.4 million is related to additional compensations committed by the Company in connection with Park Plaza project.

All future payments required under the various agreements are summarized below:

	Payment due by period
Commitments and Contingencies	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	After 5 years
Operating leases	$7,171,392	$1,287,116	$1,233,446	$1,233,446	$1,233,446	$1,233,446	$950,492
Consulting fees	5,972,393	2,511,754	2,511,754	948,885	-	-	-
Land use rights	16,463,257	16,463,257		-	-	-	-
Total	$29,607,042	$20,262,127	$3,745,200	$2,182,331	$1,233,446	$1,233,446	$950,492

Loans payable

Loans represent amounts due to various banks. These loans generally can be renewed with the banks when they expire. Loans as of March 31, 2013 and December 31, 2012 consisted of the following:

	March 31,	December 31,
	2013	2012
Bank of Beijing, Xi’an Branch
The Company signed an agreement for a line of credit of approximately $32.2 million (RMB 200 million). Originally due on November 30, 2014 with annual interest rate of 130% of People’s Bank of China prime rate (or 8%). As of December 31, 2012, the Company had drawn $22,471,549 (RMB 140 million) from the line, and during the first quarter of fiscal 2013, the Company repaid $1,606,916 (RMB 10 million). The remaining $20,931,281 (RMB 130 million) was fully repaid in April 2013.	$20,931,281	$22,471,549

Construction Bank of China
Originally due on March 6, 2015, annual interest is People’s Bank of China prime rate plus 1% (or 7.15%). The loan is secured by the Junjing III project and land use right. The loan was fully repaid during the first quarter of fiscal 2013.	-	1,605,111

Bank of China, Macau Branch
Due December 16, 2013, annual interest is based on the 3-month London Interbank offered Rate (“LIBOR”) rate plus 3.6%. The 3-month LIBOR rate at March 31, 2013 was 0.2819% (December 31, 2012 – 0.3095%). The loan is secured by $32,201,971 (RMB 200 million) of restricted cash.	31,000,000	31,000,000

Bank of Communication offshore branch
Due on November 13, 2015, annual rate is 2.9 percent, secured by $36,227,217 (RMB 225 million) of restricted cash.	30,000,000	30,000,000

Bank of China, Singapore Office
Due November 22, 2014, annual interest is based on the 3-month LIBOR rate plus 1.55%. The 3-month LIBOR rate at March 31, 2012 was 0.2819% (December 31, 2012 – 0.3095%). The loan is secured by $32,201,971 (RMB 200 million) of restricted cash.	31,800,000	31,800,000

LUSO International Bank
The Company signed an agreement for a line of credit of $9.7 million with LUSO International Bank. The amount that can be withdrawn is limited to 97% of the restricted cash secured for the line of credit. The total amount will be due on March 27, 2015. As of March 31, 2013, the Company drew $7,761,153 from the line of $9.7 million which is 96.4% of $ 8,050,493 (RMB 50 million) restricted cash secured. Annual interest is based on the 3-month LIBOR rate plus 2.7%. The 3-month LIBOR rate at March 31, 2013 was 0.2819% (December 31, 2012 – 0.3095%).	7,761,153	7,761,153

Xi’an Xinxing Days Hotel & Suites Co., Ltd. (“Days Hotel”) (Note 19)
There are several loans from Days Hotel, including: $10,465,640 (RMB 65 million) due on June 30, 2013; $3,220,197 (RMB 20 million) due on July 2, 2013; $241,515 due on January 17, 2014; $6,762,414 (RMB 42 million) due on November 13, 2014. All Days Hotel loans have an annual interest rate of 20%.	20,689,766	21,219,563

Changcheng Financing Company Limited
Due on November 8, 2014, annual interest rate is 19%, secured by an income producing property of Tsining.	4,830,296	4,815,332

Shanghai Xinying Fund, LLC (“Xinying”)
Due August 7, 2014, annual interest is 9.6% and the effective annual interest rate is $27.16% due to related finance consulting fees (Note 18), secured by 100% ownership of Xinxing Construction’s shares, corporate guarantee from Tsining, Puhua, and the Company (Note 19), and is also subject to a consulting fee agreement (Note 18). The repayment schedule per agreement was as follows: June 1, 2013 - $1,610,099 (RMB 10 million); December 1, 2013 - $1,610,099 (RMB 10 million); June 1, 2014 - $1,610,099 (RMB 10 million); August 7, 2014 – 19,321,181 (RMB 120 million).	24,151,478	24,076,660

Shenzhen Qianhai Dinghui Equity Investment Fund Partnership (“Dinghui”)
On March 22, 2013, the Company received $40,252,463 (RMB 250 million) from Dinghui to fund the pending acquisition of the land use right for the Company’s Golden Bay project and/or other construction. In connection with the loan, the Company transferred 49% of Fangzhou’s common shares to Dinghui in December 2012 as a security. Dinghui will not participate in the decision making, operation and profit/loss sharing of Fangzhou. Once the land use right is obtained, the Company will use it as a pledge to the loan and Dinghui will revert the transferred common shares of Fangzhou back to the Company. The loan is also guaranteed by the Company and the Company’s President. The loan is due on March 21, 2015 with annual interest rate of 20%.	40,252,463	-
Total	$211,416,437	$174,749,368

Except for the loans from Bank of China Macau Branch, Bank of China Singapore Branch and Bank of Communication offshore branch, which were drawn to repay mandatorily redeemable non-controlling interest in Subsidiaries (Note 2) and the loans from LUSO International Bank, which was drawn to repay convertible debt (Note 12). All other loans were drawn to directly finance construction projects and the interest paid was capitalized and allocated to various real estate construction projects.

The loans payable balances were secured by certain of the Company’s real estate held for development or sale with a carrying value of $48,675,381 (December 31, 2012 - $51,395,398), certain buildings and income producing properties and improvements with a carrying value of $4,256,443 (December 31, 2012 - $4,287,898). The weighted average interest rate on loans payable as at March 31, 2013 was 9.45% (December 31, 2012 – 7.1%).

The loan from Bank of Beijing was subject to certain repayment terms based on certain percentage of units sold in Puhua projects. Based on this repayment term, Bank of Beijing could have demanded repayment of all remaining balance outstanding at any time. The loan from Bank of Beijing was fully repaid in April 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to the following market risks, including but not limited to:

General Real Estate Risk

There is a risk that the Company’s property values could go down due to general economic conditions, a weak market for real estate generally, or changing supply and demand. The Company’s property held for development and sale value, approximately $221.56 million at the end of March 31, 2013, may change due to market fluctuations. Currently, it is valued at our cost which is significantly below the market value.

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

During the quarter ended March 31, 2013, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We have no material changes to the risk factors previously disclosed in our Form 10-K, as amended, for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safely Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Exhibit
Number	Description of Exhibit

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

* Filed herewith.

‡ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Housing & Land Development, Inc.

May 15, 2013	By:	/s/ Xiaohong Feng
Xiaohong Feng
Chief Executive Officer
(Principal Executive Officer)

May 15, 2013	By:	/s/ Cangsang Huang
Cangsang Huang
Chief Financial Officer
(Principal Financial and Accounting Officer)

