Form 10-Q
period 2013-06-30
China Housing & Land Development, Inc.
filed 2013-08-14
CIK 1303330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of common stock outstanding on August 14, 2013 was 35,086,599 shares.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Unaudited Interim Condensed Consolidated Balance Sheets

As of June 30, 2013 and December 31, 2012

	June 30,	December 31,
	2013	2012
ASSETS
Cash	$100,960,800	$6,121,448
Cash - restricted	112,235,956	110,576,248
Accounts receivable, net of allowance for doubtful accounts of $586,439 and $577,713, respectively	50,137,448	26,897,958
Construction in excess of billing	953,735	1,484,626
Other receivables, prepaid expenses and other assets, net	7,944,372	6,854,325
Real estate held for development or sale	225,395,977	238,111,545
Property and equipment, net	34,354,503	33,837,346
Advance to suppliers	460,774	1,363,817
Deposits on land use rights	43,393,688	42,748,017
Intangible assets, net	55,192,879	54,482,252
Goodwill	1,943,098	1,914,186
Deferred financing costs	156,418	194,162
Total assets	$633,129,648	$524,585,930

LIABILITIES
Accounts payable	$52,640,327	$55,142,928
Advances from customers	43,172,088	48,829,289
Accrued expenses	17,467,815	22,229,514
Income and other taxes payable	27,277,984	20,929,485
Other payables	12,532,968	11,228,553
Loans from employees	23,002,319	27,868,785
Loans payable	278,893,997	174,749,368
Deferred tax liability	14,625,370	14,521,613
Total liabilities	469,612,868	375,499,535

SHAREHOLDERS’EQUITY
Common stock: $.001 par value, authorized 100,000,000 shares, issued 35,438,079 and 35,438,079, respectively	35,438	35,438
Common stock to be issued	900,364	-
Additional paid in capital	50,176,083	49,972,174
Treasury stock	(434,240)	(434,240)
Statutory reserves	9,903,457	9,903,457
Retained earnings	74,514,348	65,057,333
Accumulated other comprehensive income	28,421,330	24,552,233
Total shareholders’ equity	163,516,780	149,086,395

Total liabilities and shareholders’ equity	$633,129,648	$524,585,930

 The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Unaudited Interim Condensed Consolidated Statements of Income

For The Three and Six Months Ended June 30, 2013 and 2012

	3 Months	3 Months	6 Months	6 Months
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
REVENUES
Real estate sales	$52,742,634	$30,069,549	$96,017,205	$50,503,892
Other revenue	6,996,473	4,945,971	18,095,597	8,013,399
Total revenues	59,739,107	35,015,520	114,112,802	58,517,291

COST OF SALES
Cost of real estate sales	37,235,900	23,115,905	73,024,315	37,348,769
Cost of other revenue	4,232,921	3,792,088	13,768,820	6,031,958
Total cost of revenues	41,468,821	26,907,993	86,793,135	43,380,727

Gross margin	18,270,286	8,107,527	27,319,667	15,136,564

OPERATING EXPENSES
Selling, general, and administrative expenses	4,904,517	3,956,069	8,066,398	6,979,754
Stock-based compensation	1,006,736	690,390	1,104,273	812,996
Other expenses	390,567	58,455	450,549	64,888
Financing expense	2,807,094	100,676	4,253,880	330,948
Accretion expense on convertible debt	-	241,665	-	474,151
Total operating expenses	9,108,914	5,047,255	13,875,100	8,662,737

CHANGES IN FAIR VALUE OF DERIVATIVES
Change in fair value of embedded derivatives	-	(150,181)	-	(221,284)
Change in fair value of warrants	-	(3,554)	-	(3,186)
Total changes in fair value of derivatives	-	(153,735)	-	(224,470)

Income before provision for income taxes	9,161,372	3,214,007	13,444,567	6,698,297

Provision for current income taxes	2,835,057	1,372,027	4,102,200	2,341,512
(Recovery of) provision for deferred income taxes	(50,013)	(64,768)	(114,648)	214,624
Provision for income taxes	2,785,044	1,307,259	3,987,552	2,556,136

NET INCOME	$6,376,328	$1,906,748	$9,457,015	$4,142,161

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	35,086,599	34,914,731	35,086,599	34,822,496

Diluted	35,244,724	34,914,731	35,166,098	34,822,496

NET INCOME PER SHARE
Basic	$0.18	$0.05	$0.27	$0.12

Diluted	$0.18	$0.05	$0.27	$0.12

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Unaudited Interim Condensed Consolidated Statements of Comprehensive Income

For The Three and Six Months Ended June 30, 2013 and 2012

	3 Months	3 Months	6 Months	6 Months
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

NET INCOME	$6,376,328	$1,906,748	$9,457,015	$4,142,161

OTHER COMPREHENSIVE INCOME (LOSS)
Gain (loss) on foreign exchange	3,049,049	(1,763,412)	3,869,097	(1,869,825)

COMPREHENSIVE INCOME	$9,425,377	$143,336	$13,326,112	$2,272,336

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARIES

Unaudited Interim Condensed Consolidated Statements of Cash Flows

For The Six Months Ended June 30, 2013 and 2012

	June 30,	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income for the period	$9,457,015	$4,142,161
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	1,307,424	1,054,317
Stock-based compensation	1,104,273	812,996
Gain on disposal of property and equipment	-	(32,554)
Amortization of deferred financing costs	40,071	77,818
Amortization of intangible assets	111,356	109,033
(Recovery of) provision for deferred income taxes	(114,648)	214,624
Change in fair value of embedded derivatives	-	(221,284)
Change in fair value of warrants	-	(3,186)
Accretion expense on convertible debt	-	474,151
(Increase) decrease in assets:
Accounts receivable	(22,672,682)	4,004,135
Construction in excess of billing	559,202	-
Other receivable and prepaid expense	(1,019,295)	(1,322,379)
Real estate held for development or sale	16,074,240	(55,565,264)
Advances to suppliers	921,102	(1,316,365)
Deposit on land use rights, net	-	22,754,848
Increase (decrease) in liabilities:
Accounts payable	(3,206,184)	(4,242,595)
Advances from customers	(6,326,388)	(7,991,869)
Accrued expense	(5,140,839)	3,315,390
Other payables	1,132,341	(355,170)
Income and other taxes payable	6,066,867	812,823
Net cash used in operating activities	(1,706,145)	(33,278,370)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,310,211)	(2,931,657)
Proceeds from sale of property and equipment	-	63,248
Net cash used in investing activities	(1,310,211)	(2,868,409)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	7,297	21,058,987
Loans from banks	89,372,766	30,111,889
Loans from external parties	42,985,007	5,707,564
Payments on loans payable	(30,019,910)	(34,356,320)
(Repayment to) loans from employees, net	(5,328,304)	4,138,628
Purchase of treasury stock	-	(14,142)
Net cash provided by financing activities	97,016,856	26,646,606

INCREASE (DECREASE) IN CASH	94,000,500	(9,500,173)

Effects on foreign currency exchange	838,852	(120,527)

CASH, beginning of period	6,121,448	22,014,953

CASH, end of period	$100,960,800	$12,394,253

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Unaudited Interim Condensed Consolidated Statements of Shareholders’ Equity

As of June 30, 2013 and December 31, 2012

	Common Stock		Common Stock to be Issued	Treasury Stock	Paid in Capital	Statutory Reserve	Retained Earning	Accumulated Comprehensive Income	Total
BALANCE, December 31, 2012	35,438,079	$35,438	$-	$(434,240)	$49,972,174	$9,903,457	$65,057,333	$24,552,233	$149,086,395
Stock-based compensation	-	-	-	-	97,537	-	-	-	97,537
Net income for the period	-	-	-	-	-	-	3,080,687	-	3,080,687
Foreign currency translation adjustment	-	-	-	-	-	-	-	820,048	820,048
BALANCE, March 31, 2013	35,438,079	35,438	-	(434,240)	50,069,711	9,903,457	68,138,020	25,372,281	153,084,667
Stock-based compensation	-	-	-	-	106,372	-	-	-	106,372
Common stock to be issued for directors’ compensation	-	-	900,364	-	-	-	-	-	900,364
Net income for the period	-	-	-	-	-	-	6,376,328	-	6,376,328
Foreign currency translation adjustment	-	-	-	-	-	-	-	3,049,049	3,049,049
BALANCE, June 30, 2013	35,438,079	$35,438	$900,364	$(434,240)	$50,176,083	$9,903,457	$74,514,348	$28,421,330	$163,516,780

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2013 and 2011 and December 31, 2012

(Unaudited)

Note 1 – Organization, Basis of Presentation and New Accounting Pronouncements

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

The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries, Xi’an Tsining Housing Development Company Inc. (“Tsining”), Xi’an New Land Development Co. (“New Land”), Manstate Assets Management Limited (“Manstate”), Success Hill Investments Limited (“Success Hill”), Puhua (Xi’an) Real Estate Development Co., Ltd. (“Puhua”), Xi’an Xinxing Property Management Co., Ltd. (“Xinxing Property”), Suodi Co., Ltd. (“Suodi”), Shaanxi Xinxing Construction Co., Ltd. (“Xinxing Construction”), XinxingFangzhou Housing Development Co., Ltd. (“Fangzhou”), Wayfast Holdings Limited (“Wayfast”), Clever Advance Limited (“Clever Advance”), Gracemind Holdings Limited (“Gracemind”), Treasure Asia Holdings Limited (“Treasure Asia”) and AnKangJiyuan Real Estate Development Co., Ltd. (“Jiyuan”) (collectively, the “Subsidiaries”). Wayfast with its 100% subsidiary - Clever Advance and Gracemind with its 100% subsidiary - Treasure Asia were incorporated as holding companies in March 2009 and they have been inactive since incorporation.

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

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s interim condensed consolidated balance sheet as at June 30, 2013, the Company’s interim condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2013 and 2012 and the Company’s interim condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012. These adjustments consist of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

Accounting Principles Recently Adopted

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards update (“ASU”) No. 2011-10, “Derecognition of in Substance Real Estate - a Scope Clarification” (“ASU 2011-10”) which relates to deconsolidation events. Under this amendment, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of the default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20, Property, Plant and Equipment - Real Estate Sales, to determine whether it should derecognize the in substance real estate. ASU No. 2011-10 was effective for the Company on January 1, 2013. The adoption of ASU 2011-10 had no material impact on the Company’s interim condensed consolidated financial statements.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the revised guidance, entities testing an indefinite-lived intangible asset for impairment have the option of performing a qualitative assessment before calculating the fair value of the asset. If entities determine, on the basis of qualitative factors, that the likelihood of the indefinite-lived intangible asset being impaired is below a “more likely than not” threshold (i.e., a likelihood of more than 50 percent), the entity would not need to calculate the fair value of the asset. The ASU does not revise the requirement to test indefinite-lived intangible assets annually for impairment and does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances. ASU 2012-02 was effective for the Company on January 1, 2013. The adoption of ASU 2012-02 had no material impact on the Company’s interim condensed consolidated financial statements.

Note 1 – Organization, Basis of Presentation and New Accounting Pronouncements (continued)

Accounting Principles Recently Adopted (continued)

In October 2012, the FASB issued ASU No. 2012-04, “Technical Amendments and Corrections” (“ASU 2012-04”). The updates to current guidance make the codification easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarification. ASU 2012-04 was effective for the Company on January 1, 2013. The adoption of ASU 2012-04 had no material impact on the Company’s interim condensed consolidated financial statements.

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”), which clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with ASU Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. ASU 2013-01 was effective for the Company on January 1, 2013. The adoption of ASU 2013-01 had no material impact on the Company’s interim condensed consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). This standard requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the accompanying notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, companies are required to cross-reference to other disclosures that provide additional detail on those amounts. ASU 2013-02 was effective prospectively for the Company on January 1, 2013. The adoption of this ASU had no material impact on the Company’s interim condensed consolidated financial statements.

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

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). This guidance states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s interim condensed consolidated financial statements.

Foreign exchange rates used:

	June 30, 2013	December 31, 2012	June 30, 2012
Period end RMB/U.S. Dollar exchange rate	6.1374	6.2301	6.3530
Average RMB/U.S. Dollar exchange rate	6.1540	6.3084	6.3306

Note 2 – Mandatorily Redeemable Preferred Stock and Non-controlling Interest

The Company recorded accretion cost on the mandatorily redeemable non-controlling interest using the effective interest method based on an effective interest rate of 45%. The related accretion costs incurred for the three and six months ended June 30, 2012 were $2,119,966 and $3,995,881, respectively and were capitalized in real estate construction in progress.

The Company repaid the mandatorily redeemable non-controlling interests in full as at December 31, 2012. Therefore, no related accretion costs were incurred for the three and six months ended June 30, 2013.

Note 3 – Supplemental Disclosure of Cash Flow Information

Income taxes paid amounted to $807,721 and $1,343,144 for the six months ended June 30, 2013 and 2012, respectively. Interest paid for the six months ended June 30, 2013 and 2012 amounted to $12,767,279 and $9,670,903, respectively.

 Note 4 – Real Estate Held for Development or Sale

The following summarizes the components of real estate inventories as at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Real estate projects completed and held for sale
Junjing I	$1,946,817	$2,065,376
Junjing II	146,150	175,326
Tsining 24G	-	45,370
Gangwan	9,705	19,117
Tsining Home IN	-	60,943
Junjing III	1,123,874	1,309,347
Puhua Phase I	8,201,290	9,558,162
Puhua Phase II - West Region	4,845,099	8,274,431
Real estate completed and held for sale	16,272,935	21,508,072

Real estate projects held for development
Puhua Phase II (East Region), III and IV	100,582,427	105,782,311
Park Plaza	66,760,013	77,765,333
Golden Bay (the Company is in the process of obtaining the land use right)	17,914,922	12,415,111
Jiyuan	17,532,755	16,500,575
Other	5,690,834	3,941,746
Construction Materials	642,091	198,397
Real estate held for development	209,123,042	216,603,473

Total real estate held for development or sale	$225,395,977	$238,111,545

The Company wrote down $251,353 in real estate completed and held for sale for the three and six months ended June 30, 2013 (June 30, 2012 - $Nil).

Note 5 - Accounts Receivable

Accounts receivable consisted of the following as at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
Accounts receivable	$50,723,887	$27,475,671
Allowance for doubtful accounts	(586,439)	(577,713)
Accounts receivable, net	$50,137,448	$26,897,958

Note 6 – Other Receivables, Prepaid Expenses and Other Assets

Other receivables, prepaid expenses and other assets consisted of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

Government reimbursement for Tandu project (a)	$496,193	$3,795,916
Interest receivable (b)	3,898,460	-
Other receivable (c)	2,108,971	1,289,958
Allowance for doubtful receivables	(147,954)	(145,753)
Prepaid expenses to subcontractors and vendors	1,553,070	415,368
Prepaid other tax expenses	35,632	1,498,836
Other receivables, prepaid expenses and other assets, net	$7,944,372	$6,854,325

(a)	The Company’s Tangdu project was essentially a land use right plus miscellaneous preconstruction costs. During fiscal year 2011, the PRC government was in the process of negotiating with the Company regarding a potential transfer back of the land use right to the government agency. During the fiscal year 2012, the government agreed to reimburse the Company for the costs incurred on the land use right and required the Company to transfer the land use right back to the government. The carrying value of the land use right was reclassified to other receivable, prepaid expenses and other assets and the balances as at June 30, 2013 and December 31, 2012 represent the remaining balance of the settlement amount.

(b)	Interest receivable represents interest income earned on the restricted cash pledged as security for Bank of Communications offshore branch, Bank of China Macau Brach, Bank of China Singapore branch and LUSO International Bank.

(c)	Other receivable mainly represents various deposits made to government agencies and/or utility companies as securities or guarantees during the project constructions. The amounts will be refunded when the projects are completed.

Note 7 – Property and Equipment

Property and equipment consisted of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Income producing properties and improvements	$19,873,486	$19,577,784
Buildings and improvements	19,329,268	17,913,261
Electronic equipment	1,032,003	918,209
Vehicles	779,991	734,678
Computer software	324,237	319,012
Office furniture	915,469	863,132
Total	42,254,454	40,326,076
Accumulated depreciation	(7,899,951)	(6,488,730)
Property and equipment, net	$34,354,503	$33,837,346

Depreciation expense for the three months ended June 30, 2013 and 2012 amounted to $821,554 and $513,197, respectively. Depreciation expense for the six months ended June 30, 2013 and 2012 amounted to $1,307,424 and $1,054,317, respectively. The depreciation expense was included in selling, general and administrative expenses, real estate held for development or sale and cost of other revenue.

Note 8 – Intangible Assets

The intangible assets consisted of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Development right acquired (a)	$52,618,136	$51,835,211
Land use rights acquired (b)	8,757,836	8,627,525
Construction license acquired (c)	1,226,605	1,208,354
	62,602,577	61,671,090
Accumulated amortization	(7,409,698)	(7,188,838)
Intangible assets, net	$55,192,879	$54,482,252

(a)	The development right for 487 acres of land in Baqiao Park was obtained from the acquisition of New Land in fiscal 2007. The development right will expire on June 30, 2016. The Company amortizes the intangible asset when a land use right in connection to the exclusive development right is acquired by calculating the profit the specific land use right may generate over the total estimated profit and applying this percentage to the total intangible. This amortization policy ensures the amortization matches the realization of the economic benefit of the exclusive development right when the actual land use right is acquired. The Company records the amortization of the exclusive development right into construction in progress (“CIP”) and then allocates it to each building based on the gross floor area (“GFA”) of each building.

The Company did not acquire any new land use right in connection with the development right intangible asset during fiscal 2010, 2011 and 2012. We expect to acquire the land use right for our Golden Bay project in 2013. A substantial portion of the 487 acres are not expected to be fully developed until after the 2016 contract expiration date. The expected development period is between 2009 and 2020.

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

For the three and six months ended June 30, 2013, the Company has recorded $55,989 and $111,356, respectively, of amortization expense on the land use rights (June 30, 2012 - $54,427 and $109,033). The amortization was included in selling, general and administrative expenses.

Note 9 – Accrued Expenses

	June 30, 2013	December 31, 2012
Accrued expenses	$12,568,176	$19,521,717
Accrued interest on loans	4,899,639	2,707,797
Total	$17,467,815	$22,229,514

Note 10 – Loans from Employees

The Company has borrowed monies from certain employees to fund the Company’s construction projects. These unsecured loans bear interest at 15% (2012 - 20%) per annum and are available to all employees.

Included in these loans are loans from the Company’s executives:

	June 30, 2013	December 31, 2012
Chairman	$-	$1,637,213
Chief executive officer	-	160,511
Chief financial officer	651,742	963,066
Chief operating officer	1,041,157	642,044
Total	$1,692,899	$3,402,834

Note 11 – Loans Payable

	June 30,	December 31,
	2013	2012
Bank of Beijing, Xi’an Branch
The Company signed an agreement for a line of credit of approximately $32.6 million (RMB 200 million). Originally due on November 30, 2014 with annual interest rate of 130% of People’s Bank of China prime rate. The loan was fully repaid in April 2013.	$-	$22,471,549

China Construction Bank
Originally due on March 6, 2015, annual interest is People’s Bank of China prime rate plus 1%. The loan is secured by the Junjing III project and land use right. The loan was fully repaid during the first quarter of fiscal 2013.	-	1,605,111

China Construction Bank
Due May 12, 2016, annual interest is 105% of People’s Bank of China prime rate (6.4%). The loan is secured by the Park Plaza Phase I project and land use right. The loan is also subject to certain repayment requirements based on percentage of sales contracts signed over total estimated sales amount of Park Plaza Phase I.	24,440,317	-

Bank of Communications offshore branch
Due on November 13, 2015, annual interest rate is 2.9%, secured by $36,660,475 (RMB 225 million) of restricted cash.	30,000,000	30,000,000

Bank of China, Macau Branch Due December 16, 2013, annual interest is based on the 3-month London Interbank offered Rate (“LIBOR”) rate plus 3.6%. The 3-month LIBOR rate for June 2013 was 0.27% (December 31, 2012 – 0.31%). The loan is secured by $32,587,089 (RMB 200 million) of restricted cash.	31,000,000	31,000,000

Bank of China, Singapore Office Due November 22, 2014, annual interest is based on the 3-month LIBOR rate plus 1.55%. The 3-month LIBOR rate at June 30, 2013 was 0.27% (December 31, 2012 - 0.31%). The loan is secured by $32,587,089 (RMB 200 million) of restricted cash.	31,800,000	31,800,000

LUSO International Bank
The Company signed an agreement for a line of credit of $9.7 million with LUSO International Bank. The amount that can be withdrawn is limited to 97% of the restricted cash securing the line of credit. The total amount will be due on March 27, 2015. As of June 30, 2013, the Company had drawn $7,761,153 from the line of $9.7 million which is 96.4% of $ 8,146,772 (RMB 50 million) restricted cash. Annual interest is based on the 12-month LIBOR rate at the inception of the loan, updated annually, plus 2.7%. The 12-month LIBOR applicable as at June 30, 2013 is 0.8478%.	7,761,153	7,761,153

Xi’an Xinxing Days Hotel & Suites Co., Ltd. (“Days Hotel”) (Note 19)
There are several loans from Days Hotel, including: $814,677 (RMB 5 million) due on April 28, 2013; $1,140,548 (RMB 7 million) due on June 30, 2013; $3,258,709 (RMB 20 million) due on July 2, 2013; $7,983,837 (RMB 49 million) due on December 31, 2013; $244,403 due on January 17, 2014 (RMB 1.5 million); $6,843,289 (RMB 42 million) due on November 13, 2014. All Days Hotel loans have an annual interest rate of 20%. The Company repaid the $814,677 (RMB 5 million) due on April 28, 2013, $1,140,548 (RMB 7 million) due on June 30, 2013 and $3,258,709 (RMB 20 million) due on July 2, 2013 in July 2013.	20,285,463	21,219,563

Changcheng Financing Company Limited
Due on November 8, 2014, annual interest rate is 19%, secured by an income producing property of Tsining.	4,888,063	4,815,332

Shanghai Xinying Fund, LLC (“Xinying”)
Due August 7, 2014, annual interest is 9.6% and the effective annual interest rate is 27.16% due to related finance consulting fees (Note 18), secured by 100% ownership of Xinxing Construction’s shares and corporate guarantee from Tsining, Puhua, and the Company (Note 18), and is also subject to a consulting fee agreement (Note 18). The repayment schedule per agreement is as follows: December 1, 2013 - $1,629,354 (RMB 10 million); June 1, 2014 - $1,629,354 (RMB 10 million); August 7, 2014 - $19,552,253 (RMB 120 million).	22,810,962	24,076,660

Shenzhen Qianhai Dinghui Equity Investment Fund Partnership (“Dinghui”)
On March 22, 2013, the Company received $40,252,463 (RMB 250 million) from Dinghui to fund the pending acquisition of the land use right for the Company’s Golden Bay project and/or other construction. In connection with the loan, the Company transferred 49% of Fangzhou’s common shares to Dinghui in December 2012 as security for the loan. Dinghui will not participate in the decision making, operation and profit/loss sharing of Fangzhou. Once the land use right is obtained, the Company will use the common shares as a pledge for the loan and Dinghui will revert the transferred common shares of Fangzhou back to the Company. The loan is also guaranteed by the Company and the Company’s President. The loan is due on March 21, 2015 with an annual interest rate of 20%.	40,733,861	-

Bank of Communications
Due December 20, 2015, annual interest is 120% of People’s Bank of China prime rate (6.4%). The loan is secured by the Puhua Phase III project. The repayment schedule is as follows: June 20, 2014 - $1,629,354 (RMB 10 million); December 20, 2014 - $6,517,418 (RMB 40 million); June 20, 2015 - $8,146,772 (RMB 50 million); December 20, 2015 - $16,293,544 (RMB 100 million).	32,587,089	-

Bank of Xi’an, Weilai Branch
Due April 24, 2015, annual interest is 130% People’s Bank of China prime rate (6.4%). The loan is secured by a portion of the Puhua Phase II project. The repayment schedule is as follows: September 21, 2014 - $1,629,354 (RMB 10 million); December 21, 2013 - $1,629,354 (RMB 10 million); June 21, 2014 - $4,888,063 (RMB 30 million); September 21, 2014 - $4,888,063 (RMB 30 million); December 21, 2014 - $8,146,772 (RMB 50 million); April 24, 2015, $11,405,481 (RMB 70 million). The loan is also subject to certain repayment requirements based on percentage of sales contracts signed over total estimated sales amounts of Puhua Phase II.	32,587,089	-
Total	$278,893,997	$174,749,368

Note 11 – Loans Payable (continued)

Except for the loans from Bank of China Macau Branch, Bank of China Singapore Branch and Bank of Communications offshore branch, which were drawn to repay the mandatorily redeemable non-controlling interests in subsidiaries (Note 2) and the loans from LUSO International Bank, which were drawn to repay convertible debt (Note 12). All other loans were drawn to directly finance construction projects and the interest paid was capitalized and allocated to various real estate construction projects or expensed if the interest costs do not meet the capitalization criteria.

The loans payable balances were secured by certain of the Company’s real estate held for development or sale with a carrying value of $133,314,585 (December 31, 2012 - $51,395,398) and certain buildings and income producing properties and improvements with a carrying value of $4,262,033 (December 31, 2012 - $4,287,898). The weighted average interest rate on loans payable as at June 30, 2013 was 9.78% (December 31, 2012 - 7.1%).

The loans from Bank of Xi’an, Weilai Branch and China Construction Bank are subject to certain repayment terms based on certain percentage of units sold in Puhua Phase II and Park Plaza projects. Based on these repayment terms, Bank of Xi’an, Weilai Branch and China Construction Bank can demand repayment of all remaining balances outstanding at any time.

The principal repayment requirements for the following 5 years are as follows:

Due in 1 year	$106,357,643
1 – 2 years	126,242,809
2 – 3 years	46,293,545
3 – 4 years	-
4 – 5 years	-
After 5 years	-
$278,893,997

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

The Convertible Debt was fully repaid as at December 31, 2012. Therefore, for the three and six months ended June 30, 2013, there were no changes in fair value for the warrants and embedded derivatives recorded. For the three months ended June 30, 2012, the Company recorded decreases in fair value for the warrants and embedded derivatives of $3,554 and $150,181, respectively. For the six months ended June 30, 2012, the Company recorded decreases in fair value of the warrants and embedded derivatives of $2,126 and $221,284, respectively, in the unaudited interim condensed consolidated statements of income.

The carrying value of the Convertible Debt was accreted to its stated amount on maturity using the effective interest method. The effective interest rate was determined to be 15.42%. There were no interest and accretion costs for the three and six months ended June 30, 2013. Related interest and accretion costs for the three months ended June 30, 2012 were $129,384 and $241,665, respectively, and for the six months ended June 30, 2012 were $258,768 and $474,151, respectively.

Note 13 – Shareholders’ Equity

Common Stock

On May 27, 2013, the Company approved the issuance of 411,125 shares of common stock to compensate services provided by all the directors. The shares were valued at $900,364 based on the $2.19 closing price of the shares on the grant date and are recorded as stock-based compensation on the unaudited interim condensed consolidated statements of income. The shares were issued subsequent to the period end.

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

Note 13 – Shareholders’ Equity (continued)

Warrants

Pursuant to accounting guidance, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in a Company’s Own Stock”, the warrants issued contain a provision permitting the holder to demand payment based on a valuation in certain circumstances. Therefore, the Company recorded the warrants issued through private placements in 2007 as a liability at their fair value on the date of grant and then revalued them at each reporting date using the Cox-Ross-Rubinstein (“CRR”) Binomial Lattice Model.

These warrants expired during fiscal year 2012. As such, no changes in fair value of the warrants issued through private placements in 2007 for the three and six months ended June 30, 2013 were recorded. The gains from the changes in fair value of the warrants issued through private placements in 2007 for the three and six months ended June 30, 2012 were $Nil and $1,060, respectively.

Including the fair value of warrants associated with the Convertible Debt (Note 12). The total gains from the change in fair value of warrants for the three and six months ended June 30, 2012 were $3,554 and $3,186, respectively.

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

As of December 31, 2012, 368,326 of the 1,227,755 options had vested. However, the options were not exercisable because the performance conditions of the stock options were not met. This left 859,429 options outstanding as at December 31, 2012 and June 30, 2013. The following table provides information with respect to stock option transactions for the six months ended June 30, 2013:

	Number of Stock Options Outstanding	Weighted Average Exercise Price
December 31, 2012	859,429	$1.39
Granted	-	-
Expired	-	-
June 30, 2013	859,429	$1.39

The following summarizes the weighted-average information about the outstanding stock options as at June 30, 2013:

Outstanding Stock Options
Exercise Price	Number	Average Remaining Contractual Life
$1.39	859,429	7.96 years

Stock-based compensation

The 1,227,755 stock options granted on June 13, 2011 have an estimated fair value of $1,316,911 for an average value of $1.04 to $1.10 per stock option using the CRR option pricing model.

Compensation expense is recognized over the vesting period. During the three and six months ended June 30, 2013, compensation expense of $106,372 and $203,909, respectively (June 30, 2012 - $95,390 and $190,780) was recognized in the unaudited interim condensed consolidated statements of income.

Total stock-based compensation, including the shares granted to directors, recognized for the three and six months ended June 30, 2013 amounted to $1,006,736 and $1,104,273 (June 30, 2012 - $690,390 and $812,996), respectively.

Treasury Stock

In 2011, the Company approved a plan to repurchase up to $5 million shares of the Company’s common stock. The repurchases will be made from time to time at prevailing market prices, through open market purchases. There is no guarantee as to the exact number of shares that will be repurchased by the Company and the Company may discontinue purchases at any time when the Board of Directors determines additional repurchases are not warranted. The repurchase program is expected to continue until August 11, 2013.

During the first six months of fiscal year 2013, the Company did not make any repurchases of the Company’s common stock. As at June 30, 2013, the Company has repurchased 351,480 shares of common stock (December 31, 2012 - 351,480).

Note 14 – Other Revenue

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Interest income	$2,035,374	$42,733	$2,904,822	$92,375
Rental income	221,303	256,541	442,498	619,917
Income from property management services	914,039	1,096,752	1,822,193	2,053,571
External construction contracts	3,813,981	3,511,320	12,907,295	5,129,737
Gain on disposal of property and equipment	-	24,353	-	32,554
Miscellaneous income	11,776	14,272	18,789	85,245
Total	$6,996,473	$4,945,971	$18,095,597	$8,013,399

Note 15 - Segment Reporting

The Company has two reportable segments: Real Estate Development and Sales segment and also the Real Estate Construction segment. The Real Estate Development and Sales segment includes operating subsidiaries, Tsining, Puhua, NewLand, Suodi, Fangzhou and Jiyuan, while the Real Estate Construction segment represents Xinxing Construction. These two segments offer different products and services. The reportable segments are managed separately because they produce distinct products and provide different services. The Company and its other subsidiaries, Manstate, Success Hill, Wayfast, Clever Advance, Gracemind, Treasure Asia and Xinxing Property are aggregated as the All Other segment. The All Other segment includes revenue from property management services from Xinxing Property and all head office expenses and all expenses resulting from the change in fair value of warrants embedded derivatives. None of these companies has ever met any of the quantitative thresholds for determining reporting segments.

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

Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company’s unaudited interim condensed consolidated financial statements during the first three and six months of fiscal year 2013 and 2012 are as follows:

For the three months ended June 30, 2013:

	Real Estate Development and Sales	Construction	All Other	Adjustments and Elimination		Consolidated
Revenues from external customers	$52,742,634	$3,813,981	$914,039	$-		$57,470,654
Intersegment revenues	-	12,153,457	-	(12,153,457	)(1)	-
Rental from external customers	199,510	21,793	-	-		221,303
Other miscellaneous income (Interest and Gain from Property and Equipment)	2,039,310	-	7,840	-		2,047,150
Total revenue	54,981,454	15,989,231	921,879	(12,153,457)		59,739,107
Financing expense	2,799,288	6,281	1,525	-		2,807,094
Segment profit before taxes	9,591,471	902,591	(925,356)	(407,334	)(1)	9,161,372
Total assets	735,190,493	117,675,218	228,095,088	(447,831,151	)(2)	633,129,648

For the six months ended June 30, 2013:

	Real Estate Development and Sales	Construction	All Other	Adjustments and Elimination		Consolidated
Revenues from external customers	$96,017,206	$12,907,295	$1,822,193	$-		$110,746,694
Intersegment revenues	-	14,439,144	-	(14,439,144	)(1)	-
Rental from external customers	397,551	44,947	-	-		442,498
Other miscellaneous income (Interest and Gain from Property and Equipment)	2,915,467	-	8,143	-		2,923,610
Total revenue	99,330,224	27,391,386	1,830,336	(14,439,144)		114,112,802
Financing expense	4,237,626	12,870	3,384	-		4,253,880
Segment profit before taxes	13,320,870	1,376,199	(954,682)	(297,820	)(1)	13,444,567

For the three months ended June 30, 2012:

	Real Estate Development and Sales	Construction	All Other	Adjustments and Elimination		Consolidated
Revenues from external customers	$30,069,549	$3,511,320	$1,096,752	$-		$34,677,621
Intersegment revenues	-	6,663,998		(6,663,998	)(1)	-
Rental from external customers	225,641	30,900	-	-		256,541
Other miscellaneous income (Interest and Gain from Property and Equipment)	79,470	-	1,888	-		81,358
Total Revenue	30,374,660	10,206,218	1,098,640	(6,663,998)		35,015,520
Financing expense	46,236	13,040	41,400	-		100,676
Segment profit before taxes	3,131,386	589,871	(390,284)	(66,966	)(1)	3,214,007
Total assets	490,761,587	30,080,835	186,951,553	(240,853,033	)(2)	466,940,942

Note 15 - Segment Reporting (continued)

For the six months ended June 30, 2012:

	Real Estate Development and Sales	Construction	All Other	Adjustments and Elimination		Consolidated
Revenues from external customers	$50,503,892	$5,129,737	$2,053,571	$-		$57,687,200
Intersegment revenues	-	8,962,161	-	(8,962,161	)(1)	-
Rental from external customers	452,026	167,891	-	-		619,917
Other miscellaneous income (Interest and Gain from Property and Equipment)	208,028	-	2,146	-		210,174
Total revenue	51,163,946	14,259,789	2,055,717	(8,962,161)		58,517,291
Financing expense	221,190	26,304	83,454	-		330,948
Segment profit before taxes	6,467,236	582,029	(427,230)	76,262	(1)	6,698,297

(1)	These represent revenues earned from construction services performed by Xinxing Construction for the Real Estate Development and Sales segment and its profits. They are eliminated upon consolidation.

(2)	The adjustment represents long-term investments in subsidiaries and inter-subsidiary balances eliminated upon consolidation.

Note 16 – Effect of Change in Estimates

Revisions in estimated gross profit margins related to revenue recognized under the percentage of completion method for projects under construction that met all revenue recognition criteria are made in the period in which circumstances requiring the revisions become known.

During the three months ended June 30, 2013, real estate development projects with gross profits recognized as at March 31, 2013 had no changes in their estimated gross profit margins. Therefore, net income and both basic and diluted earnings per share for the three months ended were not impacted. For the three months ended June 30, 2012, real estate development projects with gross profits recognized as at March 31, 2012 had changes in their estimated gross profit margins. As a result of these changes of gross profit, net income for the three months ended June 30, 2012 decreased by $216,832 or a decrease of $0.006 for both basic and diluted earnings per share for the three months ended June 30, 2012.

During the six months ended June 30, 2013, real estate development projects with gross profits recognized as at December 31, 2012 had changes in their estimated gross profit margins. As a result of these changes of gross profit, net income for the six months ended June 30, 2013 decreased by $666,041 (six months ended June 30, 2012 – decreased by $324,581) or a decrease of $0.019 for both basic and diluted earnings per share for the six months ended June 30, 2013 (six months ended June 30, 2012 – decreased by $0.009 in both basic and diluted earnings per share).

Note 17 – Earnings per Share

The 411,125 shares of common stock granted on May 27, 2013 to be issued (Note 13) had a dilutive effect on the earnings per share calculation.

All outstanding options, warrants and convertible debt have an anti-dilutive effect on the earnings per share and are therefore excluded from the determination of the diluted earnings per share calculations for the three and six months ended June 30, 2013 and 2012.

Note 18 – Commitments and Contingencies

The Company leases part of its office and hotel space under various operating lease agreements which expire in 2019.

In connection with the loans borrowed from Xinying (Notes 11 and 19), the Company also signed a finance consulting agreement with Xinying whereby the Company is committed to pay consulting fees on a quarterly basis up to July 2015 for financing services provided.

Additionally, the Company has various commitments related to land use right acquisitions with unpaid balances of approximately $16.6 million. The balance is not due until the vendor removes the existing building and changes the zoning status of the land use right certificate. Based on the current conditions, the Company estimates that the balances will be paid in a year.

All future payments required under the various agreements are summarized below:

	Payment due by period
Commitments and Contingencies	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	After 5 years
Operating leases	$6,904,378	$1,261,776	$1,248,198	$1,248,198	$1,248,198	$1,248,198	$649,810
Finance consulting	5,408,371	2,541,793	2,541,793	324,785	-	-	-
Land use rights	16,577,084	16,577,084	-	-	-	-	-
Total	$28,889,833	$20,380,653	$3,789,991	$1,572,983	$1,248,198	$1,248,198	$649,810

The Company from time to time has to renew certain real estate development licenses in the normal course of business. Management believes the Company will be able to continuously renew these licenses. A license expired before December 31, 2012 was successfully renewed on April 3, 2013. The renewed license will be effective until December 20, 2015.

Note 19 – Related Party Transactions

One of the Company’s executive officers’ spouse owns 37.83% of common stock of Days Hotel. During the three and six months ended June 30, 2013, the Company incurred $31,559 and $65,726 (June 30, 2012 - $58,345 and $84,943) in fees to Days Hotel. The fees incurred includes meal and hotel rooms charges. As at June 30, 2013, the Company had $34,317 (December 31, 2012 - $12,214) fees payable to Days Hotel.

The Company also has a $20,285,463 loan payable to Days Hotel as at June 30, 2013 (December 31, 2012 - $21,219,563) (Note 11). For the three and six months ended June 30, 2013, the Company incurred $1,844,259 and $3,081,270 (June 30, 2012 - $Nil and $Nil) of interest expense to Days Hotel and capitalized the amounts in real estate held for development or sales. As at June 30, 2013, the Company also had a $2,595,874 (December 31, 2012 - $1,231,316) interest payable to Days Hotel.

As at June 30, 2013, the Company also has a $22,810,962 (RMB 140 million) (December 31, 2012 - $24,076,660) loan payable to Xinying (Note 11), in which an executive partner is the spouse of one of the Company’s executive officers. The Company incurred a total of $2,680,108 and $3,984,040 of interest expense and finance consulting fees to Xinying during the three and six months ended June 30, 2013 (June 30, 2012 - $Nil and $Nil) and capitalized the amount in real estate held for development or sales. As at June 30, 2013, the Company had a $1,483,519 (December 31, 2012 - $64,204) interest payable to Xinying.

Note 20 – Subsequent Events

The Company repaid $5,213,934 (RMB 32 million) loans from Days Hotel in July 2013 (Note 11).

The Company also issued the 411,215 shares granted on May 27, 2013 in July 2013 (Note 13).

PART I. FINANCIAL INFORMATION

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

The Convertible Debt was fully repaid as of December 31, 2012. Therefore, for the three and six months ended June 30, 2013, there were no changes in fair value for the warrants and embedded derivatives. For the three months ended June 30, 2012, the Company recorded decreases in fair value for the warrants and embedded derivatives of $3,554 and $150,181, respectively. For the six months ended June 30, 2012, the Company recorded decreases in fair value of the warrants and embedded derivatives of $2,126 and $221,284, respectively, in the unaudited interim condensed consolidated statements of income.

The carrying value of the Convertible Debt was accreted to its stated amount on maturity using the effective interest method. The effective interest rate was determined to be 15.42%. There were no interest and accretion costs for the three and six months ended June 30, 2013. Related interest and accretion costs for the three months ended June 30, 2012 were $129,384 and $241,665, respectively, and for the six months ended June 30, 2012 were $258,768 and $474,151, respectively.

Pursuant to accounting guidance, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in a Company’s Own Stock”, the warrants issued contained a provision permitting the holder to demand payment based on a valuation in certain circumstances. Therefore, the Company recorded the warrants issued through private placements in 2007 as a liability at their fair value on the date of grant and then revalued them at each reporting date using the CRR Binomial Lattice Model using the following Assumptions:

These warrants expired during fiscal year 2012. As such, there were no changes in fair value of the warrants issued through private placements in 2007 for the three and six months ended June 30, 2013. The gains from the change in fair value of the warrants issued through private placements in 2007 for the three and six months ended June 30, 2012 were $Nil and $1,060 respectively.

Including the fair value of warrants associated with the Convertible Debt (Note 12), the total gains from the change in fair value of warrants for the three and six months ended June 30, 2012 were $3,554 and $3,186, respectively.

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

The following summarizes the components of real estate inventories as at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Real estate projects completed and held for sale
Junjing I	$1,946,817	$2,065,376
Junjing II	146,150	175,326
Tsining 24G	-	45,370
Gangwan	9,705	19,117
Tsining Home IN	-	60,943
Junjing III	1,123,874	1,309,347
Puhua Phase I	8,201,290	9,558,162
Puhua Phase II - West Region	4,845,099	8,274,431
Real estate completed and held for sale	16,272,935	21,508,072

Real estate projects held for development
Puhua Phase II - East Region, III and IV	100,582,427	105,782,311
Park Plaza	66,760,013	77,765,333
Golden Bay (the Company is in the process of obtaining the land use right)	17,914,922	12,415,111
Jiyuan	17,532,755	16,500,575
Other	5,690,834	3,941,746
Construction Materials	642,091	198,397
Real estate held for development	209,123,042	216,603,473

Total real estate held for development or sale	$225,395,977	$238,111,545

Intangible Assets

Intangible assets consisted of the following as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Development right acquired (a)	$52,618,136	$51,835,211
Land use rights acquired (b)	8,757,836	8,627,525
Construction license acquired (c)	1,226,605	1,208,354
	62,602,577	61,671,090
Accumulated amortization	(7,409,698)	(7,188,838)
Intangible assets, net	$55,192,879	$54,482,252

(a)	The development right for 487 acres of land in Baqiao Park was obtained from the acquisition of New Land in fiscal 2007. The development right will expire on June 30, 2016. The Company amortizes the intangible asset when a land use right in connection to the exclusive development right is acquired by calculating the profit the specific land use right may generate over the total estimated profit and applying this percentage to the total intangible. This amortization policy ensures the amortization matches the realization of the economic benefit of the exclusive development right when the actual land use right is acquired. The Company records the amortization of the exclusive development right into construction in progress (“CIP”) and then allocates it to each building based on the gross floor area (“GFA”) of each building.

The Company did not acquire any new land use rights in connection with the development right intangible asset during fiscal 2010, 2011 and 2012. We expect to acquire the land use right for our Golden Bay project in 2013. A substantial portion of the 487 acres is not expected to be fully developed until after the 2016 contract expiration date which will be subject to renewal. The expected development period is between 2009 and 2020.

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

For the three and six months ended June 30, 2013, the Company recorded $55,988 and $111,355, respectively of amortization expense on the land use rights (June 30, 2012 - $54,427 and $109,033).The amortization was included in selling, general and administrative expenses.

Deposits on Land Use Rights

	June 30, 2013	December 31, 2012
Deposits on land use rights	43,393,688	42,748,017

The Company conducts regular reviews of the deposits on land use rights. After review and assessment, the Company concluded that there was no impairment to the carrying value of the deposits and therefore no write-down was required.

Assets Held for Sale

The total rental income (cash inflow) from leasing the Tsining JunJing I commercial retail property was RMB 1.2 million during second quarter of 2013 compared with RMB 1.1 million during the same period of 2012. There was no cash outflow in connection with the maintenance and repair of the property. The annual amortization of this property is RMB 3 million (non-cash item) per year over 30 years.

We believe the property can be sold with reasonable effort. Many potential customers have shown interest in buying this property. However, we have signed lease agreements with several parties and the longest term amongst these agreements does not expire until 2022. We may not be able to sell the property before the expiration date of the lease agreements. In addition, the Company currently uses this property as collateral for loans outstanding and due to the nature of our operation, we will likely use this property as collateral again in the future.

We assess whenever events or changes in circumstances indicate that the carrying amount of this property may not be recoverable. When these events occur, we measure impairment by comparing the carrying value to the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. If the total of the expected undiscounted cash flow is less than the carrying amount of the asset, we recognize an impairment loss based on the fair value of the asset. Our judgments and estimates related to impairment include our determination of whether an event has occurred to warrant an impairment test. If a test is required, we will have to make additional judgments and estimations such as our expectations of future cash flows and the calculation of the fair value of the impaired asset.

During the fourth quarter of 2012, we sold 7,367 square meters of JunJing I commercial property for RMB 94.3 million. The carrying value of the sold property was only RMB 52.8 million. Therefore, we believe there is no impairment for the commercial property. The remaining commercial property has a GFA of 5,371 square meters, with a carrying value of RMB 38.5 million. The market selling price of properties like the Tsining JunJing I commercial retail property was much higher than its cost when we reclassified it from inventory to fixed assets. Thus, our assessment does not show any impairment to the carrying value of the property.

Material Trends and Uncertainties That May Impact Continuing Operations

Changes in national and regional economic conditions, as well as local economic conditions where we conduct our operations and where prospective purchasers of our homes live, may result in more caution on the part of homebuyers and consequently fewer home purchases. According to E House (China) Real Estate Research Institute the average residential sale price in Xi’an city was stable in the quarter ended June 30, 2013. The average sales price increased to RMB7,502 per square meter (approximately US$ 1,220 per square meter) from RMB7,431 in the same period of 2012, representing about a 0.9% year-on-year increase.

Most purchasers of our homes finance their acquisitions through lenders providing mortgage financing. A substantial increase in mortgage interest rates or unavailability of mortgage financing would adversely affect the ability of prospective homebuyers to obtain the financing needed to purchase our homes, as well as the ability of prospective upgrading homebuyers to sell their current homes. For example, if mortgage financing became less available, demand for our homes could decline. A reduction in demand could also have an adverse effect on the pricing of our homes because we (and our competitors) may reduce prices in an effort to compete for home buyers. A reduction in pricing could result in a decline in revenues and margins. Additionally, Xi’an’s local government required that the average selling price increase of newly built residential products should be less than 15%, and such an increase must not surpass Xi’an’s GDP growth rate and disposable income growth rate. These new policies could result in buying hesitation amongst potential new customers and could impact our revenues.

The real estate development industry is capital intensive and development requires significant up-front expenditures to acquire land and begin development. Accordingly, we incur substantial indebtedness to finance our homebuilding and land development activities. Although we believe that internally generated funds and our current borrowing capacity will be sufficient to fund our capital and other expenditures (including land acquisition, development and construction activities), the amounts available from such sources may not be adequate to meet our needs. If such sources are not sufficient, we may seek additional capital in the form of debt or equity financing from a variety of potential sources, including bank financings, third-parties and related party financings. The availability of borrowed funds to be utilized for land acquisition, development and construction may be greatly reduced, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with new loans. Failure to obtain sufficient capital to fund planned capital and other expenditures could have a material adverse effect on our business.

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

As of June 30, 2013, we had $100,960,800 of cash, compared to $6,121,448 as of December 31, 2012, an increase of $94,839,352.

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

As we are focusing primarily on the demand from first time home buyers and first time upgraders in western China, the majority of our apartments range in size from 70 square meters to 120 square meters; with such sizes considered to be a stable market section of the residential real estate market in western China. Our typical residential project is approximately 100,000 square meters in size and consists of multiple high-rise, middle-rise and low-rise buildings as well as a community center, commercial units, educational facilities (such as kindergartens) and other auxiliary facilities. In addition, we provide property management services to our developments and have exclusive membership systems for our customers. We typically generate a large portion of our sales through referrals from our existing customers.

We acquire our land reserves and development sites primarily from the local government, open-market auctions, acquisitions of old factories from the government as well as acquisitions of distressed assets from commercial banks. We do not depend on a single method of land acquisition, which enables us to acquire land at reasonable costs and generally enables us to generate higher returns from our developments. We intend to continue our expansion into other strategically selected cities in western China by leveraging our brand name and scalable business model.

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

Expand into Other Tier II and Tier III Cities. We believe our proven business model and expertise can be replicated in other Tier II and Tier III cities, especially in western China. For example, in 2011, we entered into the Ankang city market for a residential project. Furthermore, we have identified certain other cities that possess attractive replication dynamics. The Ankang project started presales during the fourth quarter of 2012. However, we started to recognize revenue in the second quarter of 2013 for the Ankang project.

Continue to Focus on the Middle Market. Since the middle class has growing purchasing power and, as a result of prevailing Chinese culture and values, a strong desire to own homes, we believe the demand for residential real estate from the emerging middle class will offer attractive opportunities for the growth. Thus, we plan to leverage our brand name, experience and design capabilities to meet middle class demand.

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

Unique and proven business model

Due to strong local project experience and long-term working relationships with the central and local governments, we generally have been able to acquire land assets at prices more reasonable than those obtained by our competitors. We are primarily focused on capitalizing on rising demand for properties from China’s emerging middle class, which has significant purchasing power and a strong demand for residential housing. In order to leverage our brand to appeal to the middle class, we use various advertising media to market our property developments and to reach our target demographic, including newspapers, magazines, television, radio, e-marketing and outdoor billboards. We believe that our brand is widely recognized in our market and is known for high quality products at reasonable prices.

Experienced management team

We have an experienced management team with a proven track record of developing and expanding our operations. Our four senior officers have more than 70 years of experience developing residential properties. As a result, we have developed extensive core competencies that are supplemented by in-house training and development programs. We believe that our management’s core competencies, extensive industry experience and long-term vision and strategy will enable us to effectively realize growth opportunities.

Greater access to financing through multiple channels

We enjoy multiple long-term relationships with a number of high quality Chinese banks and these relationships ensure timely access to capital. Our loan facilities are mainly used for development projects and the day-to-day operation of our business. Besides traditional banks, we also work with other financial institutions, such as trust companies and real estate funds to diversify our funding channels and risks.

Our Property Projects

We provide three fundamental types of real estate developments:

•	High-rise apartment buildings, typically 19 to 33 stories, usually constructed of steel-reinforced concrete, that are completed within approximately 24 months of securing all required permits.

•	Mid-rise apartment buildings, typically 7 to 18 stories, usually constructed of steel-reinforced concrete, that are completed within approximately 12 to 18 months of securing all required permits.

•	Low-rise apartment buildings and villas, typically 2 to 6 stories, often constructed of steel-reinforced concrete, that are completed within approximately 12 months of securing all required permits.

Our projects can be classified into one of four stages of development:

•	Projects in planning, which include projects for which we have purchased the development and or land use rights for parcels of land as part of our project development pipeline. The completion of projects on these sites is subject to adequate financing, approval of permits, receipt of licenses and certain market conditions;

•	Projects in process, which include developments where we have typically secured the development and land use rights, and where the site planning, architecture, engineering and infrastructure work is in progress;

•	Projects under construction, where the building construction has started but has not yet been completed; and

•	Completed projects with units available for sale, where the construction has been finished and most of the units in the buildings have been sold or leased.

Projects Under Construction

Project Name	Type of Projects	Actual or Estimated Construction Period	Actual or Estimated Pre-sale Commencement Date	Total Site Area (m2)	Total GFA (m2)	Sold GFA by June 30, 2013 (m2)

Puhua Phase Two – East Region	Multi-Family Residential & Commercial	Q1/2011 - Q2/2014	Q2/2010	47,300	160,640	46,006

Ankang Project	Multi-Family Residential & Commercial	Q2/2012 - Q3/2015	Q4/2012	74,820	243,152	52,001

Park Plaza	Multi-Family Residential & Commercial	Q1/2012 - Q2/2014	Q1/2013	44,250	149,822	39,499

Puhua Phase Three	Multi-Family Residential & Commercial	Q2/2012 - Q2/2014	Q1/2013	30,600	129,300	57,567

Project Name	Total Number of Units	Number of Units sold by June 30, 2013	Estimated Revenue ($ millions)	Contracted Revenue by June 30, 2013 ($ millions)	Recognized Revenue by June 30, 2013 ($ millions)

Puhua Phase Two – East Region	921	450	172.4	44.4	35.8
Ankang Project	2,121	344	206.3	22.8	5.5
Park Plaza	694	385	154	55.5	42.5
Puhua Phase Three	1,899	473	80.4	46.7	26.5

Puhua Phase Two – East Region: Puhua Phase Two – East Region consists of 8 residential buildings and 3 commercial buildings. Total estimated revenue of Puhua Phase Two – East Region is $172.4 million. Total GFA of the project is expected to reach 160,640 square meters. Puhua Phase Two – West Region was completed in the fourth quarter of 2012.

Ankang Project: The Ankang project is located in Ankang city, which is approximately 260 kilometers south of Xi’an in China’s Shanxi Province. The project consists of residential buildings and a commercial area. Construction started in the second quarter of 2012, and presales started in the fourth quarter of 2012. Contract sales for Ankang Project were $22.8 million as of June 30, 2013 and we have recognized $5.5 million in revenue. Total GFA of the project is expected to reach 243,152 square meters. Total projected revenue is estimated to be $206.3 million.

Park Plaza: In July 2009, the Company entered into a letter of intent to acquire 44,250 square meters of land in the center of Xi’an for the Park Plaza project. In March 2011, the Company officially acquired the land use right for Park Plaza. The Company started developing a large mid-upper income residential and commercial project on this site with a GFA of 149,882 square meters. The four-year construction of Park Plaza started in the first quarter 2012. The contract revenue for Park Plaza was $55.5 million as of June 30, 2013, of which we recognized $42.5 million. The total revenue from Park Plaza is estimated to be $154 million.

Puhua Phase Three: The Puhua Phase Three project covers 30,600 square meters with a total GFA of 129,300 square meters. We started pre-sales of Puhua Phase Three during the first quarter of 2013. The contract revenue for Puhua Phase Three was $46.7 million as of June 30, 2013 and, based on the percentage of completion method) we recognized $26.5 million by the end of June 2013.

Projects Under Planning and in Process

Project Name	Type of Projects	Estimated Construction Period	Estimated Pre-sale Commencement	Total Site Area (m2)	Total GFA (m2)	Total Number of Units
Baqiao New Development Zone	Multi-Family Residential & Commercial	2009- 2020	N/A	N/A	N/A	N/A

Puhua Phase Four	Multi-Family Residential & Commercial	Q2/2014 - Q2/2016	Q3/2014	61,087	263,833	N/A

Golden Bay	Multi-Family Residential & Commercial	Q3/2013 - Q2/2015	Q4/2013	146,099	252,540	N/A

Textile City	Multi-Family Residential & Commercial	Q4/2013 - Q3/2018	Q3/2014	433,014	630,000	N/A

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

Xi’an has designated the Baqiao New Development Zone as a major resettlement zone where the city expects 900,000 middle to upper income inhabitants to settle. The Xi’an local government intends to create a thriving commercial and residential zone similar to Pudong, Shanghai, which has provided many new economic opportunities and significant amounts of housing for Shanghai’s growing population.

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

In 2008, we established a joint venture with Prax Capital Real Estate Holdings Limited (“Prax Capital”) to develop 79 acres within the Baqiao Project, which was the first phase of the Baqiao Project’s development. Prax Capital invested $29.3 million in the joint venture. As of December 31, 2012 the Company has bought out Prax’s investment in the project.

In December 2010, we signed a preliminary contract with the government with the intention to acquire a 107 acre tract of land for development of a new real estate housing project. The new project, with an estimated total GFA of 630,000 square meters, is expected to start the land bidding process in the early of 2014.

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

Golden Bay: The Golden Bay project is located within the Baqiao Project, with a total GFA of 252,540 square meters. The Golden Bay project will consist of residential buildings as well as a commercial area. Construction is anticipated to begin in the third quarter of 2013, and we expect to begin accepting pre-sale purchase agreements in the fourth quarter of 2013. The Company is planning on obtaining the land use right from the government in the fourth quarter of 2013. On March 22, 2013, the Company received $40,733,861 (RMB 250 million) from Dinghui to fund the pending acquisition of the land use right for the Company’s Golden Bay project. The estimated price for the land use right will be around $80 million (RMB 500 million). The Company will fund the remaining amount through self-generated operating cash inflows.

Textile City: The Textile City project is located within the Baqiao New Development Zone. The project consists of residential buildings and a commercial area. Construction is expected to start in the fourth quarter of 2013, and the entire project is expected to take five years.

Major Completed Projects with Units Available for Sale

Project name	Type of Projects	Completion Date	Total Site Area (m2)	Total GFA (m2)	Total Number of Units	Number of Units sold by June 30, 2013
Puhua Phase Two – West Region	Multi-Family Residential & Commercial	Q4/2012		100,450	666	646
Puhua Phase One	Multi-Family Residential & Commercial	Q4/2012	47,600	137,137	858	838
JunJing III	Multi-Family Residential & Commercial	Q4/2012	8,094	52,220	531	524
JunJing II Phase One	Multi-Family Residential & Commercial	Q4/2009	39,524	142,214	1,215	1,211
JunJing I	Multi-Family Residential & Commercial	Q3/2006	55,588	167,931	1,671	1,668

Puhua Phase One: Puhua Phase One is one of Puhua’s four phases. The total estimated revenue for the project is $130 million and the Company has generated revenue of $110 million as of June 30, 2013.

Puhua Phase Two – West Region: Puhua Phase Two – West Region consists of four buildings. The region was completed in the fourth quarter of 2012. As of June 30, 2013, we have recognized $77.6 million in revenue.

JunJing III: JunJing III is located near our JunJing II project and the city expressway. It has a GFA of about 52,220 square meters. The project consists of three high rise buildings, each 28 to 30 stories high. The project is targeting middle to high income customers who require a high quality living environment and convenient transportation to the city center. We started construction during the fourth quarter of 2010 and pre-sales began during the fourth quarter of 2011. The project was completed in the fourth quarter of 2012. As of June 30, 2013, we have recognized $52.8 million in revenue.

JunJing II Phase One: We started the construction of JunJing II Phase One in the third quarter of 2007 and started the pre-sale campaign in the second quarter of 2007. The project was completed in December 2009 and generated total revenue of $100.8 million. JunJing II Phase One has been mostly sold out.

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

CONSOLIDATED OPERATING RESULTS

Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012

Revenues

Our revenues are mainly derived from the sale of residential and commercial units and buildings, infrastructure work we perform for the local government and land development projects in the Baqiao New Development Zone. In the three months ended June 30, 2013, most of our revenues came from the Puhua Phase Three, Puhua Phase Two – East Region and Park Plaza projects.

	Three months	Three months
	ended	Ended
Revenues by project:	June 30, 2013	June 30, 2012
US$
Project Under Construction
Puhua Phase Two – East Region	12,564,416	5,556,607
Puhua Phase Three	9,168,480	-
Park Plaza	21,709,086	-
Ankang Project	5,526,291	-
Projects Completed
Puhua Phase Two – West Region (under construction on March 31, 2012)	2,057,092	8,984,743
JunJing III (under construction on March 31, 2012)	24,132	4,313,484
Puhua Phase One (under construction on March 31, 2012)	1,673,638	12,043,477
JunJing II Phase One	-	-
JunJing II Phase Two	-	-
JunJing I	-	(828,763)
Other Projects	19,500	-
Revenues from the Sale of Properties	$52,742,634	$30,069,549

The following table summarizes details of our most significant projects under construction during the three months ended June 30, 2013:

	Three Months	Three Months
	Ended	Ended
Revenues by project:	June 30, 2013	June 30, 2012
US$
Project Under Construction
Puhua Phase Two – East Region contract sales	$11,982,711		$8,728,354
Revenue	$12,564,416		$5,556,607
Total gross floor area (GFA) available for sale	160,640		160,640
GFA sold during the period	7,408		10,255
Remaining GFA available for sale	114,634		137,671
Percentage of completion	67.3%		53.2%
Percentage GFA sold during the period	4.6%		6.4%
Percentage GFA sold to date	28.6%		14.3%
Average sales price per GFA	$1,618		$851

Puhua Phase Three contract sales	$10,163,137	$
Revenue	$9,168,480	$
Total gross floor area (GFA) available for sale	129,300
GFA sold during the period	8,665
Remaining GFA available for sale	71,733
Percentage of completion	50.9%			%
Percentage GFA sold during the period	6.7%			%
Percentage GFA sold to date	44.5%			%
Average sales price per GFA	$1,173	$

Park Plaza contract sales	$25,098,516	$
Revenue	$21,709,086	$
Total gross floor area (GFA) available for sale	149,822
GFA sold during the period	17,348
Remaining GFA available for sale	110,323
Percentage of completion	70.9%
Percentage GFA sold during the period	11.6%
Percentage GFA sold to date	26.4%
Average sales price per GFA	$1,447	$

Ankang Project contract sales	$22,843,545	$
Revenue	$5,526,291	$
Total gross floor area (GFA) available for sale	243,152
GFA sold during the period	36,892
Remaining GFA available for sale	191,151
Percentage of completion	21.5%
Percentage GFA sold during the period	21.4%
Percentage GFA sold to date	21.4%
Average sales price per GFA	$619	$

Revenues from Projects Under Construction

Puhua Phase Two – East Region: Puhua Phase Two – East Region consists of 8 residential buildings and 3 commercial buildings. Total estimated revenue of Puhua Phase Two- East Region is $172.4 million. Total GFA of East Region is expected to reach 160,640 square meters. Revenue of the project increases from $5.6 million of the second quarter of 2012 to $12.6 million of the second quarter of 2013. The increase is due to the newly released buildings includes two commercial buildings.

Puhua Phase Three: Puhua Phase Three project covers 30,600 square meters with a total GFA of 129,300 square meters. We started pre-sale of Puhua Phase Three during the first quarter of 2013. The contract revenue for Puhua Phase Three was $46.7 million as of June 30, 2013 and we recognized $26.5 million by the end of June 2013 based on the percentage of completion method. The Company just started the revenue recognition since the first quarter of 2013, so there was no revenue in the second of 2012.

Park Plaza: In July 2009, the Company entered into a Letter of Intent to acquire 44,250 square meters of land in the center of Xi’an for the Park Plaza project. In March 2011, the Company officially acquired the land use right for Park Plaza. The Company intends to develop a large mid-upper income residential and commercial project on this site, with a gross floor area of 149,822 square meters. The four-year construction of Park Plaza started in the second quarter 2012. The contract revenue for Park Plaza was $55.5 million as of June 30, 2013, of which we recognized $42.5 million. The total revenue from Park Plaza is estimated to be $154 million. The Company just started the revenue recognition since the first quarter of 2013, so there was no revenue in the second of 2012.

Ankang Project: The Ankang project is located in Ankang city, which is approximately 260 kilometers south of Xi’an in China’s Shanxi Province. The project consists of residential buildings and a commercial area. Construction started in the second quarter of 2012, and presales started in the fourth quarter of 2012. Total projected revenue is estimated to be $206.3 million. Total GFA of the project is expected to reach 243,152 square meters. The Ankang project commenced revenue recognition for 6 residential buildings in the second quarter of 2012. The contract revenue for Ankang Project was $22.8 million as of June 30, 2013 and we have recognized $5.5 million in revenue. The Company just started the revenue recognition since the second quarter of 2013, so there was no revenue in the second of 2012.

Revenues from Completed Projects

The revenue from completed projects totaled $3,774,362 for the three months ended June 30, 2013, compared to $(828,763) during the same period of 2012. Revenues from projects completed in the second quarter of 2013 were higher than those during the period of 2012, as we had more completed projects generating revenue in the second quarter of 2013 compared with the same period of 2012. Revenue from completed projects in the second quarter of 2012 was negative since a customer exchanged its purchase of JunJing 1 units with JunJing III and Puhua units.

Other Revenue

Other revenue includes property management fees, rental income, revenues from construction of low income residential building for the Ankang government, the gain/loss from disposal of fixed assets and construction work for third parties. We recognized $6,996,473 in other income for the three months ended June 30, 2013 compared with $4,945,971 in the same period of 2012. The increase can be explained by the following table, which summarizes the breakdown of the other income and the changes during the three months ended June 30, 2013 and 2012:

	For the three months ended
	June 30,	June 30,
	2013	2012
Interest income	$2,035,374	$42,733
Rental income	211,303	256,541
Income from property management services	914,039	1,096,752
External construction contracts	3,813,981	3,511,320
Gain on disposal of property and equipment	-	24,353
Miscellaneous income	11,776	14,272
Total	$6,996,473	$4,945,971

The increase of interest income was due to the Company’s recognition of the interest income on deposits we made with several banks as security for borrowing U.S. dollar loans from their oversea banks.

The increase of construction contract income was caused by the recognition of revenue from construction of low income residential buildings for the Ankang government by Xinxing Construction.

Cost of Real Estate Sales

The cost of properties and land for the three months ended June 30, 2013 increased 61.1 percent to $37,235,900 compared with $23,115,905 in the same period of 2012. The increase in cost is associated with increased revenue as we had more projects under construction during the second quarter of 2013 compared with the same period of 2012.

Gross Profit and Profit Margin

Gross profit for the three months ended June 30, 2013 was $18,270,286, representing a 125.3 percent increase from $8,107,527 in the same period of 2012. The gross profit margin for the three months ended June 30, 2013 was 30.6 percent compared with 23.2 percent in the same period of 2012. The increase of gross profit margin in the second of 2013 is due to the following reasons:

PuHua Phase II - East side generated a high margin of 55% this quarter due to the newly released buildings under this project includes two commercial buildings which earn high margin of 74% and 78%.

Park Plaza, PuHua Phase III (under construction); PuHua Phase I and Phase II - west side (completed) generated a normal margin of 30%.

The Ankang Project commenced revenue recognition for 6 residential buildings this quarter. Average margin for current quarter’s sales is 23%, the low margin is due to the fact that the project is located at a remote area which sales prices are lower, estimated projected margin for all residential buildings are 23%.

During the three months ended June 30, 2013, real estate development projects with gross profits recognized as at March 31, 2013 had no changes in their estimated gross profit margins. Therefore, net income and both basic and diluted earnings per share for the three months ended were not impacted. For the three months ended June 30, 2012, real estate development projects with gross profits recognized as at March 31, 2012 had changes in their estimated gross profit margins. As a result of these changes of gross profit, net income for the three months ended June 30, 2012 decreased by $216,832 or a decrease of $0.006 for both basic and diluted earnings per share for the three months ended June 30, 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the three months ended June 30, 2013 increased to $4,904,517 from $3,956,069 in the same period of 2012. Such increase was primarily due to increased advertising and selling expenses during the second quarter of 2013 in connection with additional projects starting pre-sale, and increased employee salary expenses, which contributed to the higher administrative expenses. SG&A accounted for 8.2 percent of total revenue in the second quarter of 2013 compared to 11.3 percent for the same period in 2012. The decrease in the ratio of SG&A to total revenue was primarily due to the increase in revenue.

Stock-based Compensation

On June 13, 2011, the Company granted options to acquire common stock of the Company to employees, officers and directors. The exercise price of the options is determined by the fair value of the common stock on the grant date.

Options expire on the earlier of ten years from the date of issuance, subject to earlier termination resulting from an optionee’s death or departure from the Company or change of control. Unless otherwise determined by the board of directors of the company, options granted vest 30%, 30% and 40% on each of the first, second and third anniversary dates of the option grants. The vesting is also subject to certain performance conditions.

Compensation expense is recognized over the vesting period. During the three months ended June 30, 2013, compensation expense of $106,372 (June 30, 2012 - $95,390) was recognized in the interim condensed consolidated statements of income.

Total stock-based compensation, including the shares granted to directors, recognized for the three months ended June 30, 2013 amounted to $1,006,736 (June 30, 2012 - $690,390).

Other Expenses

Other expenses mainly consists of late delivery settlements, maintenance costs and some miscellaneous income. Other expenses in the three months ended June 30, 2013 was $390,567 compared with $58,455 in the same period of 2012. This amount was primarily miscellaneous expenses from projects in Tsining.

Financing Expense

Financing expense in the three months ended June 30, 2013 increased to $2,807,094 from $100,676 in the same period of 2012. The increase was primarily due to the interest paid to Bank of China, Macau Branch and Bank of China, Singapore branch for the U.S. dollars borrowed to redeem Prax Capital’s interest in Puhua during 2012 and 2011. Interest expenses on these loans were capitalized before the end of 2012. Since the Company repaid the loans to Prax, we started to expense these interest in 2013. Furthermore, the Company expensed half of the interest of the Dinghui loan during the second quarter of 2013.

Change in Fair Value of Embedded Derivative and Warrant Accretion Expense on Convertible Debt

The Convertible Debt was fully repaid as of December 31, 2012. Therefore, for the three months ended June 30, 2013, there were no changes in fair value for embedded derivatives and no accretion expenses incurred. For the three months ended June 30, 2012, the Company recorded a change in fair value for the warrants of $(3,554) and a change in fair value of the embedded derivatives of $(150,181) in the interim condensed consolidated statements of income.

All warrants expired during the 2012 fiscal year. As such, there were no changes in fair value of the warrants issued through private placements in 2007 for the three months ended June 30, 2013.

Including the fair value of warrants associated with the Convertible Debt, the total gain from the change in fair value of warrants for the three months ended June 30, 2012 was $153,735.

Provision for Income Taxes

The $2,835,057 provision for income taxes for the three months ended June 30, 2013 increased from $1,372,027 for the three months ended June 30, 2012, which is primarily due to increased operating income in the second quarter of 2013 compared with that in the second quarter of 2012.

Net Income

Net income for the three months ended June 30, 2013 increased 234.4 percent to $6,376,328 compared to $1,906,748 in the same period of 2012. The increase in net income was mainly due to increased total revenue and improved gross profit margin.

Basic and Diluted Earnings Per Share

Both the basic earnings per share and diluted earnings per share were $0.18 in the three months ended June 30, 2013, compared to $0.05 in the same period of 2012. The number of shares outstanding did not change significantly from year to year.

Common Shares Used to Calculate Basic and Diluted EPS

The weighted average shares outstanding used to calculate the basic earnings per share and diluted earnings per share was 35,086,599 and 35,244,724 shares, respectively, in the three months ended June 30, 2013 and 34,914,731 shares in the same period of 2012.

Foreign Exchange

The company operates in China and the functional currency is the RMB but the reporting currency is the U.S. dollar, based on the exchange rate of the two currencies. The fluctuation of exchange rates during the three months ended June 30, 2013 and the same period of 2012, when translating the operating results and financial positions at different exchange rates created the accrued gain (loss) on foreign exchange. The gain on foreign exchange translation in the three months ended June 30, 2013 was $3,049,049, compared with a loss of $1,763,412 in the same period of 2012.

Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012

Revenues

Our revenues are mainly derived from the sale of residential and commercial units and buildings, infrastructure work we perform for the local government and land development projects in the Baqiao New Development Zone. In the six months ended June 30 2013, most of our revenues came from the Puhua Phase Two East Region, Puhua Phase Three, Park Plaza and Ankang projects.

	Six months	Six months
	ended	Ended
Revenues by project:	June 30, 2013	June 30, 2012
US$
Project Under Construction
Puhua Phase Two – East Region	14,676,634	7,327,403
Puhua Phase Three	26,516,550	-
Park Plaza	41,503,714	-
Ankang Project	5,526,291	-
Projects Completed
Puhua Phase Two – West Region (under construction on March 31, 2012)	5,317,033	-
JunJing III (under construction on March 31, 2012)	134,102	8,984,744
Puhua Phase One (under construction on March 31, 2012)	2,323,382	16,821,628
JunJing II Phase One	-	3,256,293
JunJing II Phase Two	-	-
JunJing I	-	(828,763)
Other Projects	19,500	-
Revenues from the Sale of Properties	$96,017,205	$50,503,892

The following table summarizes details of our most significant projects under construction during the six months ended June 30, 2013:

	Six Months	Six Months
	Ended	Ended
Revenues by project:	June 30, 2013	June 30, 2012
US$
Project Under Construction
Puhua Phase Two – East Region contract sales	$13,723,154		$11,076,566
Revenue	$14,676,634		$7,327,403
Total gross floor area (GFA) available for sale	160,640		160,640
GFA sold during the period	12,484		12,933
Remaining GFA available for sale	114,634		137,671
Percentage of completion	67.3%		53.2%
Percentage GFA sold during the period	7.8%		6.4%
Percentage GFA sold to date	28.6%		14.3%
Average sales price per GFA	$1,099		$851

Puhua Phase Three contract sales	$46,725,932	$
Revenue	$26,516,550	$
Total gross floor area (GFA) available for sale	129,300
GFA sold during the period	57,567
Remaining GFA available for sale	71,733
Percentage of completion	50.9%			%
Percentage GFA sold during the period	44.5%			%
Percentage GFA sold to date	44.5%			%
Average sales price per GFA	$812	$

Park Plaza contract sales	$55,190,946	$
Revenue	$41,503,214	$
Total gross floor area (GFA) available for sale	149,822
GFA sold during the period	39,499
Remaining GFA available for sale	110,323
Percentage of completion	70.9%
Percentage GFA sold during the period	26.4%
Percentage GFA sold to date	26.4%
Average sales price per GFA	$1,397	$

Ankang Project contract sales	$22,843,545	$
Revenue	$5,526,291	$
Total gross floor area (GFA) available for sale	243,152
GFA sold during the period	52,001
Remaining GFA available for sale	191,151
Percentage of completion	21.5
Percentage GFA sold during the period	21.4%
Percentage GFA sold to date	21.4%
Average sales price per GFA	$439	$

Revenues from Projects Under Construction

Puhua Phase Two – East Region: Puhua Phase Two – East Region consists of 8 residential buildings and 3 commercial buildings. Total estimated revenue of Puhua Phase Two- East Region is $172.4 million. Total GFA of East Region is expected to reach 160,640 square meters. Revenue of the project increases from $5.6 million of the second quarter of 2012 to $12.6 million of the second quarter of 2013. The increase is due to the newly released buildings.

Puhua Phase Three: Puhua Phase Three project covers 30,600 square meters with a total GFA of 129,300 square meters. We started pre-sale of Puhua Phase Three during the first quarter of 2013. The contract revenue for Puhua Phase Three was $46.7 million as of June 30, 2013 and we recognized $26.5 million by the end of June 2013 based on the percentage of completion method. The Company just started the revenue recognition since the first quarter of 2013, so there was no revenue in the first half of 2012.

Park Plaza: In July 2009, the Company entered into a Letter of Intent to acquire 44,250 square meters of land in the center of Xi’an for the Park Plaza project. In March 2011, the Company officially acquired the land use right for Park Plaza. The Company intends to develop a large mid-upper income residential and commercial project on this site, with a gross floor area of 149,822 square meters. The four-year construction of Park Plaza started in the second quarter 2012. The contract revenue for Park Plaza was $55.5 million as of June 30, 2013, of which we recognized $42.5 million. The total revenue from Park Plaza is estimated to be $154 million. The Company just started the revenue recognition since the first quarter of 2013, so there was no revenue in the first half of 2012.

Ankang Project: The Ankang project is located in Ankang city, which is approximately 260 kilometers south of Xi’an in China’s Shanxi Province. The project consists of residential buildings and a commercial area. Construction started in the second quarter of 2012, and presales started in the fourth quarter of 2012. Total projected revenue is estimated to be $206.3 million. Total GFA of the project is expected to reach 243,152 square meters. The Ankang project commenced revenue recognition for 6 residential buildings in the second quarter of 2012. The contract revenue for Ankang Project was $22.8 million as of June 30, 2013 and we have recognized $5.5 million in revenue. The Company just started the revenue recognition since the second quarter of 2013, so there was no revenue in the first half of 2012.

Revenues from Projects Completed

The revenue from completed projects totaled $7,794,017 for the six months ended June 30, 2013, compared to $2,427,530 during the same period of 2012. Revenues from projects completed in the first six months of 2013 were higher than those during the same period of 2012 because we had more completed projects generating revenue in the first six months of 2013 compared with the same period of 2012.

Other Revenue

Other revenue includes property management fees, rental income, revenues from construction of low income residential buildings for the Ankang government, the gain/loss from disposal of fixed assets and construction work for third parties. We recognized $18,095,597 in other income for the six months ended June 30, 2013 compared with $8,013,399 in the same period of 2012. The increase is explained in the following table, which summarizes the breakdown of the other income and the changes during the six months ended June 30, 2013 and 2012:

	For the six months ended
	June 30,	June 30,
	2013	2012
Interest income	$2,904,822	$92,375
Rental income	442,498	619,917
Income from property management services	1,822,193	2,053,571
External construction contracts	12,907,295	5,129,737
Gain on disposal of property and equipment	-	32,554
Miscellaneous income	18,789	85,245
Total	$18,095,597	$8,013,399

The increase of interest income was due to the Company’s recognition of the interest income on deposits we made in several banks as security for borrowing U.S. dollar loans from their overseas banks.

The increase of construction contract income was caused by the recognition of revenue from construction of low income residential buildings for the Ankang government by Xinxing Construction.

Cost of Real Estate Sales

The cost of properties and land in the six months ended June 30, 2013 increased 95.5 percent to $73,024,315 compared with $37,348,769 in the same period of 2012. The increase in cost is associated with increased revenue as we had more projects under construction during the second quarter of 2013 compared with the same period of 2012.

Gross Profit and Profit Margin

Gross profit for the six months ended June 30, 2013 was $27,319,667, representing an 80.5 percent increase from $15,136,564 in the same period of 2012. The gross profit margin for the six months ended June 30, 2013 was 23.9 percent compared with 25.9 percent in the same period of 2012. The decrease in gross profit margin was due to the adjustment of total estimate cost which the Company recorded the accumulated impact in the first quarter of 2013 and also resulted from the lower gross profit margin on the development of low income residential buildings for our Ankang project. Additionally, during the first quarter of 2013, we initiated a group purchase sale on our Puhua Phase Three project at a discounted selling price last quarter to improve our cash position, which also impacted overall gross margins.

During the six months ended June 30, 2013, real estate development projects with gross profits recognized as at December 31, 2012 had changes in their estimated gross profit margins. As a result of these changes in gross profit, net income for the six months ended June 30, 2013 decreased by $666,041 (six months ended June 30, 2012 – changed by $Nil) or a decrease of $0.019 for both basic and diluted earnings per share for the six months ended June 30, 2013 (six months ended June 30,2012 – changed by $Nil in both basic and diluted earnings per share).

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the six months ended June 30, 2013 increased to $8,066,398 from $6,979,754 in the same period of 2012. Such increase was primarily due to increased advertising and selling expenses during the first six months of 2013 in connection with additional projects starting pre-sale, and increased employee salary expenses, which contributed to the higher administrative expenses. SG&A accounted for 7.1 percent of total revenue in the six months ended June 30, 2013 compared to 11.9 percent for the same period in 2012. The decrease in the ratio of SG&A to total revenue was primarily due to the increase of revenue.

Stock-based Compensation

On June 13, 2011, the Company granted options to acquire common stock of the Company to employees, officers and directors. The exercise price of the options is determined by the fair value of the common stock on the grant date.

Options expire on the earlier of ten years from the date of issuance, subject to earlier termination resulting from an optionee’s death or departure from the Company or change of control. Unless otherwise determined by the board of directors of the company, options granted vest 30%, 30% and 40% on each of the first, second and third anniversary dates of the option grants. The vesting is also subject to certain performance conditions.

Compensation expense is recognized over the vesting period. During the six months ended June 30, 2013, compensation expense of $203,909, respectively (June 30, 2012 - $190,780) was recognized in the interim condensed consolidated statements of income.

Total stock-based compensation, including the shares granted to directors, recognized for the six months ended June 30, 2013 amounted to and $1,104,273 (June 30, 2012 - and $812,996).

Other Expenses

Other expenses mainly consists of late delivery settlements, maintenance costs and some miscellaneous income. Other expenses in the six months ended June 30, 2013 was $450,549 compared with $64,888 in the same period of 2012. This amount was primarily miscellaneous expenses from projects in Tsining.

Financing Expense

Financing expense in the six months ended June 30, 2013 increased to $4,253,880 from $330,948 in the same period of 2012. The increase was primarily due to the interest paid to Bank of China, Macau Branch and Bank of China, Singapore branch for the U.S. dollars borrowed to redeem Prax Capital’s interest in Puhua during year 2012 and 2011. Interest expense on these loans was capitalized before the end of 2012. Since the Company repaid the loans to Prax, we started to expense the interest in 2013. Interests on Dinghui loan was specifically obtained for the acquisition of Golden Bay LUR, however as the loan balance was more than accumulated cost of the project, not all the interest can be capitalized according to interest capitalization criteria. Thus, the Company expensed part of the interest of Dinghui loan in the second quarter of 2013.

Change in Fair Value of Embedded Derivative and Warrant Accretion Expense on Convertible Debt

The Convertible Debt was fully repaid as of December 31, 2012. Therefore, for the six months ended June 30, 2013, there were no changes in fair value for embedded derivatives and no accretion expenses were incurred. For the six months ended June 30, 2012, the Company recorded a change in fair value for the warrants of $(2,126) and a change in fair value of the embedded derivatives of $(221,284) in the interim condensed consolidated statements of income.

All warrants expired during the 2012 fiscal year. As such, there were no changes in fair value of the warrants issued through private placements in 2007 for the six months ended June 30, 2013. The gain from the change in fair value of the warrants for the six months ended June 30, 2012 was $1,060.

Including the fair value of warrants associated with the Convertible Debt, the total gain from the change in fair value of warrants for the six months ended June 30, 2012 was $3,186.

Provision for Income Taxes

The $4,102,200 provision for income taxes for the six months ended June 30, 2013 increased from $2,341,512 for the six months ended June 30, 2012. The increase was mainly due to increased operating income in the first six months of 2013 compared with the same period of 2012.

Net Income

Net income for the six months ended June 30, 2013 increased 128.3 percent to $9,457,015 compared to $4,142,161 in the same period of 2012. The increase in net income was mainly due to increased total revenue.

Basic and Diluted Earnings Per Share

Both the basic earnings per share and diluted earnings per share were $0.27 in the six months ended June 30, 2013, compared to $0.12 in the same period of 2012. The number of shares outstanding did not change significantly from year to year.

Common Shares Used to Calculate Basic and Diluted EPS

The weighted average shares outstanding used to calculate the basic earnings per share and diluted earnings per share were 35,086,599 and 35,166,098 shares, respectively, in the six months ended June 30, 2013 and 34,822,496 shares in the same period of 2012.

Foreign Exchange

The company operates in China and the functional currency is the RMB but the reporting currency is the U.S. dollar, based on the exchange rate of the two currencies. The fluctuation of exchange rates during the six months ended June 30, 2013 and the same period of 2012, when translating the operating results and financial positions at different exchange rates created the accrued gain (loss) on foreign exchange. The gain on foreign exchange translation in the six months ended June 30, 2013 was $3,869,097, compared with a loss of $1,869,825 in the same period of 2012.

Cash Flow Discussion

There was a net cash inflow of $94,000,500 during the six months ended June 30, 2013 compared to a $9,500,173 net cash outflow during the same period of 2012.

Operating activity cash outflow was $1,706,145 in the six months ended June 30, 2013, compared to operating cash outflow of $33,278,370 in the same period of 2012. The change in operating cash flow in the first six months of 2013 was mainly due to the increased sales that led to a net increase in overall cash inflow from a decrease in real estate held for development or sale.

There was a cash outflow of $1,310,211 for investing activities for the six months ended June 30, 2013, compared to an investing cash outflow of $2,868,409 for the same period of 2012. The cash outflow resulted from the construction costs associated with the head office located in the Baqiao New Development Zone. Since the construction of the head office is basically completed, the cash outflow in connection with the head office construction had decreased.

There was a cash inflow of $97,016,856 for financing activities for the six months ended June 30, 2013 compared with $26,646,606 of financing cash inflow in the same period of 2012 due to higher borrowing and less loan repayments during the first six months of 2013. On March 22, 2013, the Company received $40,252,463 (RMB 250 million) from Dinghui to fund the pending acquisition of the land use right for the Company’s Golden Bay project.

The U.S. holding company may require operational funding, from time to time, to pay various professional fees, such as directors’ compensation, etc. The current PRC government’s control on convertibility of RMB to U.S. dollars does not apply to paying for the operating expenses so long as the Company can present valid invoices and/or agreements to the Administration for Foreign Exchange.

Our PRC subsidiaries have never declared or paid dividends or made other equity distributions to the U.S. holding company.

The ratio of receivables to sales was 52.2 percent as of June 30, 2013 and 53.3 percent as of June 30, 2012. The change in ratio of receivables to sales does not represent the deterioration in the credit quality of our receivables or a change in our revenue recognition policies. In general, the Company does not recognize revenues until all permits including pre-sales permits are obtained. Other than the down payments made by customers upon the signing of the sales agreements, most of the balances from the sales are receivable through mortgage financings. Usually, the mortgage approval process ranges from two month to six months, depending on the bank’s credit limit and customer credit worthiness. The collection of receivable depends on bank mortgage approval process. The longer the banks take to approve customer mortgages, the greater our account receivables are.

Debt Leverage

Total debt consists of loans from employees and loans payable

Total debt outstanding as of June 30, 2013 was $301.9 million compared with $202.6 million on December 31, 2012. Net debt outstanding (total debt less cash and restricted cash) as of June 30, 2013 was $89 million compared with $85.9 million on December 31, 2012. The Company’s net debt as a percentage of total capital (net debt plus shareholders’ equity) was 35.3 percent on June 30, 2013 and 36.6 percent on December 31, 2012.

Liquidity and Capital Resources

Our principal liquidity demands are based on the development of new properties, property acquisitions, and general corporate purposes. As of June 30, 2013, we had $100,960,800 of cash and cash equivalents, compared to $6,121,448 as of December 31, 2012, an increase of $94,839,352. Along with progress in projects, we can use the internally generated cash flow to fund daily operations.

Commitments and Contingencies

The Company leases part of its office and hotel space under various operating lease agreements that expire in 2019.

In connection with the loans borrowed from Xinying (Notes 11 and 19), the Company also signed a finance consulting agreement with Xinying whereby the Company is committed to pay consulting fees on a quarterly basis up to July 2015 for financing services provided.

Additionally, the Company had various commitments relate to land use right acquisitions with unpaid balances of approximately $16.6 million. The balance is not due until the vendor removes the existing building and changes the zoning status of the land use right certificate. Based on the current condition, the Company estimates that the balances will be paid in a year.

	Payment due by period
Commitments and Contingencies	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	After 5 years
Operating leases	$6,904,378	$1,261,776	$1,248,198	$1,248,198	$1,248,198	$1,248,198	$649,810
Finance consulting	5,408,371	2,541,793	2,541,793	324,785	-	-	-
Land use rights	16,577,084	16,577,084	-	-	-	-	-
Total	$28,889,833	$20,380,653	$3,789,991	$1,572,983	$1,248,198	$1,248,198	$649,810

All future payments required under the various agreements are summarized below:

Loans Payable

Loans represent amounts due to various banks. These loans generally can be renewed with the banks when they expire. Loans as of June 30, 2013 and December 31, 2012 consisted of the following:

	2013	2012
Bank of Beijing, Xi’an Branch
The Company signed an agreement for a line of credit of approximately $32.6 million (RMB 200 million). Originally due on November 30, 2014 with annual interest rate of 130% of People’s Bank of China prime rate. The loan was fully repaid in April 2013.	$-	$22,471,549

China Construction Bank
Originally due on March 6, 2015, annual interest is People’s Bank of China prime rate plus 1%. The loan was secured by the JunJing III project and land use right. The loan was fully repaid during the first quarter of fiscal 2013.	-	1,605,111

China Construction Bank
Due May 12, 2016, annual interest is 105% of People’s Bank of China prime rate. The loan is secured by the Park Plaza Phase I project and land use right. The loan is also subject to certain repayment requirements based on percentage of sales contracts signed over total estimated sales amount of Park Plaza Phase I.	24,440,317	-

Bank of Communications offshore branch
Due on November 13, 2015, annual interest rate is 2.9%, secured by $36,660,475 (RMB 225 million) of restricted cash.	30,000,000	30,000,000

Bank of China, Macau Branch Due December 16, 2013, annual interest is based on the 3-month London Interbank offered Rate (“LIBOR”) rate plus 3.6%. The 3-month LIBOR rate for June 2013 was 0.27% (December 31, 2012 – 0.31%). The loan is secured by $32,587,089 (RMB 200 million) of restricted cash.	31,000,000	31,000,000

Bank of China, Singapore Office Due November 22, 2014, annual interest is based on the 3-month LIBOR rate plus 1.55%. The 3-month LIBOR rate at June 30, 2013 was 0.27% (December 31, 2012 - 0.31%). The loan is secured by $32,587,089 (RMB 200 million) of restricted cash.	31,800,000	31,800,000

LUSO International Bank
The Company signed an agreement for a line of credit of $9.7 million with LUSO International Bank. The amount that can be withdrawn is limited to 97% of the restricted cash securing for the line of credit. The total amount will be due on March 27, 2015. As of June 30, 2013, the Company had drawn $7,761,153 from the line of $9.7 million which is 96.4% of $8,146,772 (RMB 50 million) restricted cash. Annual interest is based on the 12-month LIBOR rate plus 2.7% as of starting date of the loan. The 12-month LIBOR rate applicable for this loan was 0.8478% (December 31, 2012 - 0.31%).	7,761,153	7,761,153

Xi’an Xinxing Days Hotel & Suites Co., Ltd. (“Days Hotel”) (Note 19)
There are several loans from Days Hotel, including: $814,677 (RMB 5 million) due on April 28, 2013; $1,140,548 (RMB 7 million) due on June 30, 2013; $3,258,709 (RMB 20 million) due on July 2, 2013; $7,983,837 (RMB 49 million) due on December 31, 2013; $244,403 due on January 17, 2014 (RMB 1.5 million); $6,843,289 (RMB 42 million) due on November 13, 2014. The Company repaid $5,213,934 (RMB 32 million) in July, 2013. All Days Hotel loans have an annual interest rate of 20%. The Company repaid the $814,677 (RMB 5 million) due on April 28, 2013, $1,140,548 (RMB 7 million) due on June 30, 2013 and $3,258,709 (RMB 20 million) due on July 2, 2013 in July 2013.	20,285,463	21,219,563

Changcheng Financing Company Limited
Due on November 8, 2014, annual interest rate is 19%, secured by an income producing property of Tsining.	4,888,063	4,815,332

Shanghai Xinying Fund, LLC (“Xinying”)
Due August 7, 2014, annual interest is 9.6% and the effective annual interest rate is 27.16% due to related finance consulting fees (Note 18), secured by 100% ownership of Xinxing Construction’s shares and corporate guarantee from Tsining, Puhua, and the Company (Note 18), and is also subject to a consulting fee agreement (Note 18). The repayment schedule per agreement was as follows: December 1, 2013 - $1,629,354 (RMB 10 million); June 1, 2014 - $1,629,354 (RMB 10 million); August 7, 2014 - 19,552,253 (RMB 120 million).	22,810,962	24,076,660

Shenzhen QianhaiDinghui Equity Investment Fund Partnership (“Dinghui”)
On March 22, 2013, the Company received $40,252,463 (RMB 250 million) from Dinghui to fund the pending acquisition of the land use right for the Company’s Golden Bay project and/or other construction. In connection with the loan, the Company transferred 49% of Fangzhou’s common shares to Dinghui in December 2012 as security for the loan. Dinghui will not participate in the decision making, operation and profit/loss sharing of Fangzhou. Once the land use right is obtained, the Company will use it as a pledge for the loan and Dinghui will revert the transferred common shares of Fangzhou back to the Company. The loan is also guaranteed by the Company and the Company’s President. The loan is due on March 21, 2015 with an annual interest rate of 20%.	40,733,861	-

Bank of Communications
Due December 20, 2015, annual interest is 120% of People’s Bank of China prime rate. The loan is secured by the Puhua Phase III project. The repayment schedule is as follows: June 20, 2014 - $1,629,354 (RMB 10 million); December 20, 2014 - $6,517,418 (RMB 40 million); June 20, 2015 - $8,146,772 (RMB 50 million); December 20, 2015 - $16,293,544 (RMB 100 million).	32,587,089	-

Bank of Xi’an, Weilai Branch

Due April 24, 2015, annual interest is 130% People’s Bank of China prime rate. The loan is secured by a portion of the Puhua Phase II project. The repayment schedule is as follows: September 21, 2014 - $1,629,354 (RMB 10 million); December 21, 2013 - $1,629,354 (RMB 10 million); June 21, 2014 - $4,888,063 (RMB 30 million); September 21, 2014 - $4,888,063 (RMB 30 million); December 21, 2014 - $8,146,772 (RMB 50 million); April 24, 2015, $11,405,481 (RMB 70 million). The loan is also subject to certain repayment requirements based on percentage of sales contract signed over total estimated sales amounts of Puhua Phase II.
	32,587,089	-
Total	$278,893,997	$174,749,368

Except for the loans from Bank of China Macau Branch, Bank of China Singapore Branch and Bank of Communications offshore branch, which were drawn to repay mandatorily redeemable non-controlling interest in subsidiaries (Note 2) and the loans from LUSO International Bank, which were drawn to repay convertible debt (Note 12). All other loans were drawn to directly finance construction projects and the interest paid was capitalized and allocated to various real estate construction projects or expensed if the interest costs did not meet the capitalization criteria.

The $36.7 million of restricted cash corresponding to a $30 million loan from Bank of Communications offshore Branch, the $32.6 million of restricted cash corresponding to a $31 million loan from Bank of China, Macau Branch, the $32.6 million of restricted cash corresponding to a $31.8 million loan from Bank of China, Singapore Branch, and $8.1 million of restricted cash corresponding to a $7.76 million loan from LUSO International Bank are of the same nature. These borrowings were incurred in Hong Kong to repay the mandatorily redeemable preferred shares of Prax. However, the majority of our cash resided in mainland China and to wire funds from mainland China to Hong Kong is subject to foreign exchange restrictions imposed by the PRC government. Thus, in order for us to repay our Hong Kong and oversea counterparties, we had to utilize the special lending facilities provided by major PRC banks and foreign financial institutions (i.e. JP Morgan and Bank of China) to allow us to borrow outside of mainland China using cash we have in mainland China as guarantees.

The loans payable balances were secured by certain of the Company’s real estate held for development or sale with a carrying value of $133,314,585 as of June 30, 2013 (December 31, 2012 - $51,395,398) and certain buildings and income producing properties and improvements with a carrying value of $4,262,033 as of June 30, 2013 (December 31, 2012 - $4,287,898). The weighted average interest rate on loans payable as at June 30, 2013 was 9.78% (December 31, 2012 - 7.1%).

The loans from Bank of Xi’an, Weilai Branch and China Construction Bank are subject to certain repayment terms based on certain percentage of units sold in the Puhua Phase II and Park Plaza projects. Based on these repayment terms, Bank of Xi’an, Weilai Branch and China Construction Bank can demand repayment of all remaining balances outstanding at any time.

The principal repayment requirements for the following 5 years are as follows:

Due in 1 year	$106,357,643
1 – 2 years	126,242,809
2 – 3 years	46,293,545
3 – 4 years	-
4 – 5 years	-
After 5 years	-
$278,893,997

Liquidity Expectation

The Company believes that the combination of present capital resources, internally generated funds, and unused financing sources are more than adequate to meet cash requirements for the 2013 fiscal year.

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

According to our 2013 business plan, the total cash inflow for the whole year will be approximately US$3.04 million (RMB 489 billion) and total cash outflow will be approximately US$2.61 million (RMB 420 billion) with a net cash inflow of approximately US$69 million (RMB 429 million). The cash inflow includes cash generated from sales and financing from banks and fund companies. Despite the trend of decreasing operating cash flows, we expect the operating cash flow of the Company will improve during 2013 with the sale of more Puhua project and Park Plaza units and with the commencement of our Golden Bay project. Under the plan, the Company expects to incur new borrowings amounting to RMB 1.4 billion while repaying RMB 0.4 billion in loans. The plan was made at the beginning of the year and is adjusted throughout the year according to actual performance results. We can confirm that additional borrowings will not violate any of our debt covenants.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to the following market risks, including but not limited to:

General Real Estate Risk

There is a risk that the Company’s property values could go down due to general economic conditions, a weak market for real estate generally, or changing supply and demand. The Company’s property held for development and sale value, approximately $225 million at the end of June 30, 2013, may change due to market fluctuations. Currently, it is valued at our cost which is significantly below the market value.

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

During the quarter ended June 30, 2013, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We have no material changes to the risk factors previously disclosed in our Form 10-K, as amended, for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safely Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Exhibit
Number	Description of Exhibit
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)
101.INS‡	XBRL Instance Document
101.SCH‡	XBRL Taxonomy Extension Schema Document
101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF‡	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB‡	XBRL Taxonomy Extension Label Linkbase Document
101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

‡ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Housing & Land Development, Inc.

August 14, 2013	By:	/s/ Xiaohong Feng
Xiaohong Feng
Chief Executive Officer
(Principal Executive Officer)

August 14, 2013	By:	/s/ Cangsang Huang
Cangsang Huang
Chief Financial Officer
(Principal Financial and Accounting Officer)

