Form 10-K/A
period 2012-12-31
China Housing & Land Development, Inc.
filed 2013-11-20
CIK 1303330

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

 86-29-82582632

(Registrant’s telephone number, including area code)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A/A or any amendment to this Form 10-K/A. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note

The Company reviewed its accounting treatment of measurement of the liability related to its mandatorily redeemable noncontrolling interests in subsidiaries and found the effective interest rate of the 45% (the “Interest Rate”) originally used was not supported by sufficient observable inputs, as contemplated by the applicable regulations, the Company determined that the observable inputs and other relevant data support the use of an interest rate of 5.85% (the “Revised Interest Rate”).

As a result, the Company is filing this amendment to its Form 10-K for the fiscal year ended December 31, 2012, to amend and restate the consolidated financial statements and other financial information contained herein using the Revised Interest Rate. In addition, concurrently with the filing of this amendment, the Company is filing an amendment to its Quarterly Reports on Form 10-Q for the fiscal quarter ended March 31, 2013 and for the fiscal quarter ended June 30, 2013.

This Form 10-K/A amends the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012 as originally filed with the Securities and Exchange Commission (the “SEC”) on April1, 2013 (the “Original Filing”). This Form 10-K/A amends the Original Filing to revise the Company’s accounting using the Revised Interest Rate to measure the liability related to mandatorily redeemable noncontrolling interests in subsidiaries described in Note 2 to the consolidated financial statements. Revisions to the Original Filing have been made to the following items to reflect the restatements:

Item 1 - Business

Item 6 - Selected Financial Data

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 8 - Financial Statements and Supplementary Data

The restatements resulted in increases in diluted net earnings per share of $0.10 and $0.06 in fiscal 2012 and 2011, respectively, and a decrease of $0.91 in fiscal 2010. Basic net earnings per share increased by $0.11 and $0.07 in fiscal 2012 and 2011, respectively and decreased by $0.98 in fiscal 2010. Net income attributable to the Company increased by $3.7 million and $2.1 million in fiscal 2012 and 2011, respectively, and decreased by $32.3 million in fiscal 2010. Total assets decreased by $26.2 million and $23.5 million for the years ended December 31, 2012 and 2011, respectively. Total shareholders’ equity decreased by $29.5 and $32.2 for the years ended December 31, 2012 and 2011. The revisions had no impact on total cash flows for the restated periods and had no impact on the Company’s compliance with debt covenants in any period presented.

Except for the amended information referred to above and certain other non-material changes requested by the SEC, no other information in the Original Filing is amended. This Form 10-K/A continues to describe conditions as of the date of the Original Filing and the Company has not modified or updated other disclosures presented in the Original Filing. This Form 10-K/A does not reflect events occurring after the date of the Original Filing nor does it modify or update disclosures affected by subsequent events occurring after the date of the Original Filing nor does it modify or update disclosures affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2012, and subsequent filings made with the SEC under Sections 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934, as amended.

 Except as otherwise indicated by the context, references in this Form 10-K/A to:

“U.S. Dollar,” “$” and “US$” mean the legal currency of the United States of America.
“RMB” means Renminbi, the legal currency of China.
“China” or the “PRC” are references to the People’s Republic of China.
“SEC” is a reference to the Securities & Exchange Commission of the United States of America.
“CHLN”, the “Company”, “we”, “our”, or “us” are references to China Housing & Land Development, Inc.
“U.S.” is a reference to the United States of America.
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

On April 21, 2006, we acquired 100% of the shares of Xi’an Tsining Housing Development Co., Ltd (“Tsining”) through a share purchase agreement.

On March 9, 2007, we acquired 100% of the shares of Xi’an New Land Development Co., Ltd. (“New Land”).

On November 5, 2008, the Company and Prax Capital entered into a Joint Venture agreement to set up Puhua (Xi’an) Real Estate Development Co., Ltd.(“Puhua”). On May 10, 2010, the Company signed an Amended and Restated Shareholders’ Agreement with Prax Capital which became effective on January 1, 2010. The Company was committed to redeeming Prax Capital’s investment. Thus, the Company acquired 100% ownership of Puhua in 2010.

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

Marketing & Pre-Sales

We initiate the pre-sales process once we finish foundation construction and receive the requisite pre-sales permits from the government – our sales efforts are partly outsourced to external professionals. Currently, we work with well-known sales agents, such as E-House and World Union Properties, which ranked number 1 and 2 in China, respectively. Pre-sales provide us with cash inflow and many of our projects become cash flow positive within nine months.

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

Our Projects

Projects Under Construction

Project Name	Type of Projects	Actual or Estimated Construction Period	Actual or Estimated Pre-sale Commencement Date	Total Site Area (m2 )	Total Gross Floor Area (m2 )	Sold GFA by December 31, 2012 (m2 )

Puhua Phase Two	Multi-Family residential & Commercial	Q2/2010 - Q4/2013	Q2/2010	47,300	261,090	119,629

Ankang Project	Multi-Family residential & Commercial	Q2/2012 - Q3/2015	Q4/2012	74,820	243,152	2,200

Park Plaza	Multi-Family residential & Commercial	Q1/2012 - Q2/2014	Q1/2013	44,250	149,822	0

Puhua Phase Three	Multi-Family residential & Commercial	Q2/2012 - Q2/2014	Q1/2013	30,600	129,300	0

Project name	Total Number of Units	Number of Units sold by December 31, 2012	Estimated Revenue ($ millions)	Contracted Revenue by December 31, 2012 ($ millions)	Recognized Revenue by December 31, 2012 ($ millions)

Puhua Phase Two	1,587	1,026	246.7	103.3	61.7

Ankang Project	2,121	106	206.3	6.9	0

Park Plaza	694	0	154.0	0	0

Puhua Phase Three	1,899	0	152.9	0	0

Puhua Phase Two: The construction of Puhua Phase Two began in the second quarter of 2010. It is one of Puhua’s four projects; it’s total estimated revenue is $256.5 million. The contract revenue for Puhua Phase Two was $103 million as of December 31, 2012.

Ankang Project: The Ankang project is located in Ankang city, which is approximately 260 kilometers south of Xi’an in China’s Shaanxi Province. The project consists of residential buildings and a commercial area. Construction started in the second quarter of 2012, and presales started in the fourth quarter of 2012, but because it did not meet revenue recognition criteria, we were unable to recognize any revenue during the fourth quarter of 2012. Total GFA of the project is expected to reach 243,152 square meters. Total projected revenue is estimated to be $171.9 million.

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

Projects Under Planning and in Process

Project Name	Type of Projects	Estimated Construction Period	Estimated Pre-sale Commencement	Total Site Area (m2 )	Total GFA (m2)	Total Number of Units
Baqiao New Development Zone	Land Development	2009- 2020	N/A	N/A	N/A	N/A

Puhua Phase Four	Multi-Family residential & Commercial	Q2/2013 - Q4/2014	Q3/2013	61,087	263,833	N/A

Golden Bay	Multi-Family residential & Commercial	Q2/2013 - Q4/2014	Q3/2013	146,099	252,540	N/A

Textile City	Multi-Family residential & Commercial	Q3/2013 - Q3/2018	Q3/2014	433,014	630,000	N/A

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

In December 2010, we signed a preliminary contract with the government disclosing our intention to acquire an additional 107 acre tract of land for another project. The Company has not acquired the land use right because the government is clearing the land and otherwise making the land sellable. It is common practice in China for the government to clear all the existing buildings and move all existing residences prior to selling a tract of land. However, because we signed the preliminary land acquisition agreement with the government, the Company has first priority to purchase the land. We estimate that we may obtain the land use right for this piece of land by the end of 2013.

After selling 18.4 acres, placing 79 acres in the Puhua project and approximately 42 acres in the Golden Bay project and setting aside 107 acres for a future project, approximately 241 acres remain available for the Company to develop in the Baqiao area. The Company has a $42.7 million deposit on land use rights as of December 31, 2012. The Company intends to utilize this deposit to offset the actual acquisition price of the land use rights of the 42 acres for Golden Bay, the 107 acres for the future project and the remaining 241 acres of land.

However, the actual acquisition price for these land use rights will be determined at the time of the actual land use right acquisition by negotiating with the government. The Company will pay for any additional amount in excess of the $42.7 million deposit according to the final bidding price.

Pursuant to an exclusive development right agreement, the government is obligated to sell the land to the Company.

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

Major Completed Projects with Units Available for Sale

Project name	Type of Projects	Completion Date	Total Site Area (m2 )	Total GFA (m2 )	Total Number of Units	Number of Units sold by December 31, 2012
Puhua Phase One	Multi-Family residential & Commercial	Q4/2012	47,600	137,137	858	832
JunJing III	Multi-Family residential & Commercial	Q4/2012	8,094	52,220	531	522
JunJing II Phase One	Multi-Family residential & Commercial	Q4/2009	39,524	142,214	1,215	1,211
JunJing I	Multi-Family residential & Commercial	Q3/2006	55,588	167,931	1,671	1,668

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

On January 25, 2011, certain investors requested and the Company’s Board approved the request to convert the $9,763,000 non-convertible portion of the convertible debt into 1,752,778 common shares with the related warrants exercised on a two-one cashless basis. The conversion became effective on February 16, 2011.

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

In line with industry practice, we provide guarantees to PRC banks with respect to loans procured by the purchasers of our properties for the total amount of such mortgage loans. Such guarantees expire upon the completion of the registration of the mortgage with the relevant mortgage registration authorities. If there are changes in laws, regulations, policies, and practices that would prohibit property developers from providing guarantees to banks in respect of mortgages offered to property purchasers and as a result, banks would not accept any alternative guarantees by third parties, or if no third party is available or willing in the market to provide such guarantees, it may become more difficult for property purchasers to obtain mortgages from banks and other financial institutions during sales and pre-sales of our properties. Such difficulties in financing could result in substantially lower rates of sales and pre-sales of our properties, which would adversely affect our cash flow, financial condition, and results of operations. We are not aware of any impending changes in laws, regulations, policies, or practices that will prohibit such practices in China. However, there can be no assurance that such changes in laws, regulations, policies, or practices will not occur in China in the future.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The table below shows the equity compensation plan information as of December 31, 2012.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)(3)	859,429	1.39	5,559,598
Equity compensation plans not approved by security holders	Not applicable	Not Applicable	Not Applicable
Total	859,429	1.39	5,559,598

(1)	Represents shares of common stock available for issuance under our 2007 Stock Incentive Plan (the “2007 Plan”) and our 2010 Long Term Incentive Plan (the “2010 Plan”). For a description of the material items of the 2007 Plan, please see our registration statement on Form S-1/A filed with the SEC on November 5, 2009. For a description of the material items of the 2010 Plan, please see our Information Statement on Form 14C filed with the SEC on January 20, 2011.

(2)	Shares available for issuance under the 2010 Plan can be granted pursuant to stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock and any other stock-based award selected by the plan administrators. To date shares issued pursuant to the 2010 Plan have been issued as options and restricted stock.

(3)	Shares available for issuance under the 2007 Plan can be granted pursuant to restricted stock and to date all issuances under the 2007 Plan have been issued as restricted stock.

ITEM 6. SELECTED FINANCIAL DATA

Summary of operations

(US$ in thousands, except per share amounts)

	2012	2011	2010
	(Restated – Note2)	(Restated – Note2)	(Restated – Note2) (Restated – Note2)
Total revenue	$149,461	$120,793	$140,877
Cost of sales	102,781	90,696	101,717
Selling, general, and administrative expenses	16,415	13,033	12,911
Stock-based compensation	1,011	211	60
Financing expenses	557	1,218	1,834
Other expenses	123	1,381	938
Accretion expense on convertible debt	955	987	1,417

Net income	$20,211	$12,369	$20,050

Net earning (loss) per common share - Basic	0.58	0.36	(0.88)
Net eraning (loss) per common share - Diluted	0.57	0.32	(0.89)

Financial data

(US$ in thousands, except per share amounts)

	2012	2011
Total assets	$498,378	$445,276
Total shareholders’ equity	119,612	96,933
Basic weighted average shares outstanding	34,955	34,742
Diluted weighted average shares	36,548	36,357

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-K/A that are not historical facts are “forward-looking statements” that can be identified by the use of terminology such as estimates, projects, plans, believes, expects, anticipates, intends, or the negative or other variations of those words, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-K/A, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products, and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation: our ability to attract and retain management, and to integrate and maintain technical information and management information systems; our ability to raise capital when needed and on acceptable terms and conditions; the intensity of competition; and general economic conditions. All written and oral forward-looking statements made in connection with this Form 10-K/A that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

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

Effect of Change in Estimated Total Contract Sales and Costs

Revisions in estimated gross profit margins related to revenue recognized under the percentage of completion method are made in the period in which circumstances requiring the revisions become known. During 2012, real estate development projects in gross profits recognized in 2011 had changes in their estimated gross profit margins. As a result of these changes in gross profit, net income for the year ended December 31, 2012 increased by $347,706 (2011- decreased by $7,435,711; 2010 – decreased by $2,229,470) and basic and diluted earnings per share for the year ended December 31, 2012 increased by $0.01 and $0.01, respectively (2011 – decreased by $0.214 and $0.205, 2010 – decreased by $0.068 and $0.063 in both basic and diluted earnings per share).

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

The following table summarizes the components of real estate inventories as of December 31, 2012 and December 31, 2011:

	2012	2011

Real estate projects completed and held for sale	$20,715,757	$4,846,502
Real estate projects held for development	191,656,117	135,861,640
Total real estate held for development or sale	212,371,875	140,708,142

Intangible Assets

Intangible asset consists of the following as at December 31, 2012 and 2011:

	2012	2011
Development right acquired (a)	$51,835,211	$51,309,767
Land use right acquired (b)	8,627,525	8,540,070
Construction license acquired (c)	1,208,354	1,196,106
	61,671,090	61,054,943
Accumulated amortization	(7,188,838)	(6,896,990)
Intangible asset, net	$54,482,252	$54,148,953

(a)	The Company purchased the exclusive development right (the "Intangible") through the acquisition of New Land in 2007. The cost of the Intangible was $51.8 million (323 million RMB) based on the purchase price allocation determined. This Intangible allows the Company to develop projects within a specified area in the Baqiao District in Xi’an (the “Specified Area”) as defined in the Intangible agreement. This Specified Area is sub-divided into different land use rights (“LUR”). Under the Intangible agreement, the Company has preferential right to acquire LURs of land up to 487 acre within this Specified Area from the government. The development right will expire on June 30, 2016. We expect to acquire the land use right for our Golden Bay project in 2013. A substantial portion of the 487 acres are not expected to be fully developed until after the 2016 contract expiration date. The actual purchase price of the LURs to be acquired through the Intangible is also expected to be significantly lower than the fair market value of the LUR when traded in the open market.

The Company amortizes the Intangible when it acquires a LUR within the Specified Area and the amortization of the Intangible is determined by calculating the profit that the specific LUR may generate over the total estimated profit of the Intangible and applying this percentage to the Intangible. The Company records the amortized Intangible into real estate held for development or sale as a component of the cost of the related project and allocates it to each building based on the gross floor area ("GFA") of each building. When the units within the project are sold, the related capitalized amortization will be expensed as part of cost of real estate sales. This amortization policy ensures the amortization matches the realization of the economic benefit of the Intangible when the actual LUR is developed into condo projects and related revenue is recognized with the Company percentage of completion method.

The following table summarizes the information and assumptions used by the Company to amortize the Intangible at the time LURs were acquired. The table also includes forward looking information that may be used by the Company for future amortization when future LURs are obtained:

	2007	2009	2013	2014	Beyond 2014
	Land Sale	Puhua	Golden Bay (1)	Textile City	Remaining
Acre (gross)	31	79	48 (5)	107 (5)	222 (5)
Gross Profit* from Intangible Agreement (numerator – in millions)	$16.5	$63.7	TBD (5)	TBD (5)	TBD (5)
Total Estimated Gross Profit* (Denominator – in millions)	$701 (2)	$701 (2)	$190 (4)	$190 (4)	$190 (4)
Percentage	2.4% (2)	9.3% (3)	TBD (5)	TBD (5)	TBD (5)

* Gross profit referred to the price difference between the estimated fair market value of the LUR and the estimated purchase price.

1)	The Company signed the LUR acquisition agreement with the government on November 5, 2013 and expect to close the acquisition before the end of 2012.

2)	When the Company entered into the New Land acquisition in March 2007, it was the Company’s intention to sell part of the land and retain the remaining portion for our own projects. We estimated the total cost and gross profit based on the then current market conditions and determined that the total estimated profit from utilizing the Intangible would be approximately $168.9 million. As a result of the dedication by the Xi’an government to develop the Baqiao District, the real estate price increased substantially. We were able to sell 31 acre of land at $28 million and realized a gross profit of approximately $16.5 million, representing about 58% gross margin. Based on the high margin that we were able to realize through the LUR sale, we revised our estimated gross profit from $168.9 million to $701 million at the 2007 year end. The gross profit from this land sale was calculated as 2.4% of the total estimated gross profit from the whole 487 acre project. $1.2 million (2.4%) of Intangible was amortized through the Company’s consolidated income statement.

3)	During 2009, we acquired the LUR of a 79 acre parcel of land for the Puhua project for $46 million and the estimated fair market value was $109 million. Based on the $30 million invested by Prax on Puhua project for the 25% interest in Puhua, for which at the time only had the LUR just acquired. The $63 million gross profit was determined as 9.25% of the total estimated gross profit at the time of Puhua LUR acquisition and $4.6 million (9.25%) of Intangible was amortized and capitalized into real estate held for development or sale, specifically, the construction in progress (“CIP”) of Puhua. As revenue is recognized on the percentage of completion basis, the CIP (including the Amortized Intangible) is expensed through cost of real estate sales based on the same percentage of completion revenue recognition calculation.

In each of years 2010 through 2012, the Amortized Intangible that was included in the cost of real estate sales are as follows:

•	2010 – $461,819 (or 3.12 million RMB)
•	2011 – $547,876 (or 3.54 million RMB)
•	2012 – $645,264 (or 4.07 million RMB)

4)	Since 2010, the Chinese government initiated a series of restriction policies aiming to cool down the overheated real estate market. The Xi’an local government rolled out the local version of restriction policies. This increased the uncertainty of securing LUR for potential projects under the intangible agreement. Although it has always been the Company’s intention to fully utilize the exclusive right, we decided in 2011 to amortize the intangible only over the projects which we have commenced negotiation and pre-acquisition procedures. Based on the current market conditions and estimates, the total estimated gross profit from these projects may be revised to approximately $190 million from $700 million when future LURs are obtained through the Intangible. Future Intangible amortization will be based on the new estimation on a prospective basis.

5)	The information will be determined when the actual acquisition is closed.

The Company has a $42.7 million deposit on LURs as of December 31, 2012. The Company will utilize this deposit to offset the actual land use right acquisition price of the LURs of the 48 acre for Golden Bay and the 107 acre for the Textile City projects. We currently do not have specific development plans for the remaining 222 acre of land under the Intangible agreement. We will continue the discussion with local government to locate potential projects. As part of our periodic reporting procedures, we review and update our estimates total gross profit depending on the market conditions. Once we are able to secure a new project under the Intangible agreement, we will adjust the amortization table accordingly.

The Company did not acquire any new land use right with the intangible assets during fiscal 2010, 2011 and 2012. The expected development period is between 2009 and 2020. The company will further negotiate with the government on acquiring more land use rights within this area.

The Company also assesses impairment and determines that the expected future profit of $109 million from the exclusive right is still well above the carrying value and concludes no impairment is required.

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

Income producing properties

The total rental income (cash inflow) from leasing the Tsining JunJing I commercial retail property was RMB 5.0 million during 2012 compared with RMB 2.9 million during 2011. Based on the RMB 5.0 million of net cash receipts in 2012, it will take the Company approximately 15 years to recover the RMB 74 million carrying value of the asset. There was no cash outflow in connection with the maintenance and repair of the property. The annual amortization of this property is RMB 3 million (non-cash item) per year over 30 years.

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

We are also generating income from other income producing properties.

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

The revenues from our real estate sales in the year ended December 31, 2012, increased 10% to $115.3 million from $104.8 million as compared to the same period of 2011. We believe the primary reasons for the increase were stable sales and increased revenue recognition due to higher percentage of completion. Our JunJing III project, Puhua Phase One and Phase Two projects continued serving as main revenue contributors during the year.

	2012	2011
Revenues by project:	(Restated – Note 2)	(Restated – Note 2)
US$
Project Under Construction
Puhua Phase Two	54,683,137	30,840,216
Completed Project
JunJing III (Under construction in 2011)	28,266,126	24,408,721
Puhua Phase One (Under construction in 2011)	27,295,509	38,694,648
Tsining JunJing II Phase Two	-	6,270,097
Tsining JunJing II Phase One	3,256,293	2,391,817
Tsining JunJing I	1,779,466	1,402,128
Additional Projects	18,897	793,156
Revenues from the sale of properties	$115,299,428	104,800,783

The following table summarizes details of our most significant projects:

Revenues by project:	2012 (Restated – Note 2)	2011 (Restated – Note 2)
US$
Puhua Phase One contract sales	15,961,741	22,037,645
Revenue	27,295,509	38,694,648
Total gross floor area (GFA) available for sale	137,137	137,137
GFA sold during the period	12,024	21,581
Remaining GFA available for sale	8,471	20,285
Percentage of completion	100	87.4
Percentage GFA sold during the period	8.8	15.7
Percentage GFA sold to date	93.9	85.2
Average sales price per GFA	1,327	1,021

Puhua Phase Two contract sales	38,575,942	44,217,858
Revenue	54,683,137	30,840,216
Total gross floor area (GFA) available for sale	261,090	261,090
GFA sold during the period	41,652	49,350
Remaining GFA available for sale	141,461	182,833
Percentage of completion	72.32	50.27
Percentage GFA sold during the period	16.0	18.9
Percentage GFA sold to date	45.8	29.9
Average sales price per GFA	926	896

JunJing III contract sales	19,667,356	32,921,226
Revenue	28,266,126	24,408,721
Total gross floor area (GFA) available for sale	52,220	52,220
GFA sold during the period	17,350	33,913
Remaining GFA available for sale	957	18,332
Percentage of completion	100	73.9
Percentage GFA sold during the period	33.2	64.9
Percentage GFA sold to date	98.1	64.9
Average sales price per GFA	1,134	971

Revenues from projects under construction

Puhua Phase Two

Puhua Phase Two consists of 12 middle-rise and high-rise buildings and Garden Houses with total expected revenues of approximately $245.6 million. During 2012, we secured $38.4 million contract sales and recognized $54.7 million revenue.

Revenues from projects completed

During 2012, we recognized $60,616,291 in revenue from completed projects compared with $10,857,198 in the same period of 2011. Puhua Phase One and JunJing III project were completed by the end of 2012. Recognized revenue from these two projects are hence classified as revenues from projects completed. The completed projects also included Tsining JunJing I, and JunJing II Phase One and Phase Two. Typically we hold and lease commercial units of completed projects to generate rental income. As the market prices for the retail units go up, we accelerate our marketing plan and liquidate commercial units of completed projects.

Puhua Phase One

Phase One consists of 13 middle-rise and high-rise buildings and Garden Houses. During 2012, we were able to secure $16 million in contract sales and recognize approximately $27.3 million.

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

Other income

Other income includes property management fees, rental income, revenues from the disposal of fixed assets as well as government’s allowance for the equivalent cost of interest on the Company’s investments required to support infrastructure construction, continued river management and suburban planning for the entire Baqiao high-technology industrial park. We recognized $34.2 million in other income for the year ended December 31, 2012 compared with $16.0 million in the same period of 2011. During the fourth quarter of 2012, we recognized $6.2 million other income from commercial property, which was recorded as part of our building and equipment sale. Construction of Ankang project also contributed to other income. The 104.3 percent increase is detailed in the following table:

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

Cost of real estate sales

The cost of properties and land for the year ended December 31, 2012 decreased 2 percent to $78.6 million compared with $80.2 million in the same period of 2011. The decrease in cost is due to improved cost control in 2012. We had three projects under construction during 2012, including Puhua Phase One, Puhua Phase Two, and JunJing III among of which Puhua Phase One and JunJing III were completed at the end of 2012.

Gross profit and profit margin

Gross profit for the year ended December 31, 2012 was $46.7 million, representing an increase of 55.1 percent from $30.1 million in the same period of 2011. The gross profit margin for the year ended December 31, 2012 was 31.2 percent compared with 24.9 percent in the same period of 2011. The increase in the gross profit margin was due to a number of reasons. Despite a change of estimate in the third quarter of 2012 that dragged down gross margin, the increase in average selling price in our projects and commercial sales recognition during the fourth quarter of 2012 boosted our full year gross margin.

Meanwhile, lower gross margin in the fourth quarter of 2011 was primarily attributed to the following factors: All permits were obtained for JunJing III in the fourth quarter of 2011. As a result, a substantial amount of revenue was recognized for JunJing III during this quarter. JunJing III has approximately 25.5% margin, which is slightly lower than the historical JunJing II margin. This decrease was due to an increase in general construction cost and lower expected future sales contracts when compared with our previous projects. Puhua’s gross margin was also lower in the fourth quarter of 2011. This decrease was primarily due to the sales of parking spaces, which traditionally only have approximately 4% to 6% margins. In addition, the Company lowered its projected amount of future contracts given the current PRC real estate environment and increased its estimated costs in consideration of cost overruns experienced at JunJing II during the second quarter of 2011. These factors significantly lowered Puhua’s margin for the fourth quarter of 2011.

Revisions in estimated gross profit margins related to revenue recognized under the percentage of completion method are made in the period in which circumstances requiring the revisions become known. There was no significant change in estimates during 2012 that would significantly impact the revenue and cost of goods sold recognized. During 2012, real estate development projects with gross profits recognized in 2011 had changes in their estimated gross profit margins. As a result of these changes in gross profit, net income for the year ended December 31, 2012 decreased by $347,706 (2011- decreased by $7,435,711; 2010 – decreased by $2,229,470) and basic and diluted earnings per share for the year ended December 31, 2012 increased by $0.01 and $0.01, respectively (2011 – decreased by $0.214 and $0.205, 2010 – decreased by $0.068 and $0.063 in both basic and diluted earnings per share).

Selling, general and administrative expenses

SG&A for the year ended December 31, 2012 increased 26.2 percent to $16.4 million from $13 million in the same period of 2011. The ratio of SG&A to total revenues for the year increased to 10.98% in 2012 from 10.79% in 2011. The increase in SG&A was mainly due to the increased marketing and administrative expenses related to the new projects associated with increased sales revenue. Increased employee salaries also contributed to the higher administrative expenses.

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

Provision of income taxes

The provision for current income taxes for the year ended December 31, 2012 was $7.7 million compared with $3.7 million for the year ended December 31, 2011. The increase was mainly due to the increase in net income from business operations.

Net income

Net income for the year ended December 31, 2012 increased 62.9 percent to $20.2 million from $12.4 million in the same period of 2011. The increase in net income was mainly due to increased revenue and improved gross margin during the fiscal year ended December 31, 2012. In addition, in spite of lower gain from change in fair value of embedded derivatives and warrants, the reduction in other expense and financing expense also contributed to higher net income during 2012.

Basic and diluted earnings per share (“EPS”) attributable to China Housing & Land Development, Inc.

Basic EPS attributable to China Housing & Land Development, Inc. was $0.58 for the year ended December 31, 2012, compared to $0.36 in the same period of 2011. Diluted EPS attributable to China Housing & Land Development, Inc. was $0.57 for the year ended December 31, 2012, compared to $0.32 for 2011. The number of shares outstanding did not change significantly from year to year.

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

Foreign exchange

The Company operates in China and the functional currency is Chinese Renminbi (“RMB”) but the reporting currency is the U.S. dollar, based on the exchange rates of the two currencies. The fluctuation of the exchange rate during 2012 and the same period of 2011, when translating the operating results and financial positions at different exchange rates, created the accrued gain (loss) on foreign exchange. The gain on foreign exchange for the year ended December 31, 2012 was $1,471,275, compared with a gain of $6,764,194 in 2011.

Cash flow discussion

There was a net cash outflow of $15,622,566 for the year ended December 31, 2012 compared with a $27,782,184 cash outflow during the same period of 2011.

The cash inflow amounts in financing activities decreased to $3.5 million for the year ended December 31, 2012 compared to an inflow of $36.6 million in the same period of 2011. The decrease was caused by the repayment of bank loans totalling $123.7 million during 2012 and repayment of convertible debts amounting to $9.6 million in the fourth quarter of 2012.

There was a cash outflow of $9.2 million from investing activities in 2012, compared with a cash outflow of $70.1 million for the same period of 2011. The decrease was primarily due to change of restricted cash of $4 million compared with $68.4 million in 2011. Such change in restricted cash was due to reallocating non-restricted cash to restricted cash as part of loan arrangements in 2011. During 2012, we received $5.5 million from the sale of commercial property of JunJing I which was classified as property and equipment, and had $3.1 million from proceeds from sales of property and equipment during 2011.

There was a cash outflow of $9.8 million for operating activities in the year ended December 31, 2012 compared with a $5.7 million inflow in 2011. The difference is primarily attributable to the $76.7 million of construction costs incurred in our real estate projects compared with $57.2 million during 2011. As we had more projects under construction compared to 2011, we incurred greater cash outflow to fund the construction. Also during 2011, there was an decrease in advances from customers, which represented a $9.5 million cash inflow compared to a $3.2 million inflow during 2012. Higher net income of $20.2 million also generated more operating cash during 2012 compared with a net income of $12.4 million during 2011. Increases in other receivable and prepaid expense also contributed to decreased operating cash outflow.

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

The ratio of receivables to sales was 23 percent as of December 31, 2012 and 19 percent as of December 31, 2011. The change in ratio of receivables to sales does not represent the deterioration in the credit quality of our receivables or a change in our revenue recognition policies. In general, the Company does not recognize revenues until all permits including pre-sales permits are obtained. Other than the down payments made by customers upon the signing of the sales agreements, most of the balances from the sales are receivable through mortgage financings. Usually, the mortgage approval process ranges from two month to six months, depending on the bank’s credit limit and customer credit worthiness. Account receivables are determined by bank mortgage approval process. The longer the banks take to approve customer mortgages, the greater our account receivables are.

Debt leverage

Total debt consists of loans payable, loans from employees, convertible debt and mandatorily redeemable non-controlling interests in subsidiaries.

Total debt outstanding as of December 31, 2012 was $202.6 million compared with $198 million in 2011.

Net debt outstanding (total debt less cash and cash equivalents and restricted cash) as of December 31, 2012 was $85.9 million compared with $71.1 million as of December 31, 2011. The Company’s net debt as a percentage of total capital (net debt plus shareholders’ equity) was 41.7 percent on December 31, 2012 and 42.3 percent on December 31, 2011.

Liquidity and capital resources

Our principal liquidity demands are based on the development of new properties, property acquisitions, and general corporate endeavors.

As of December 31, 2012, we had $6,121,448 of cash compared with $22,014,953 of cash as of December 31, 2011, a decrease of $15,893,505. Our cash flow from financing activities provided $3,470,923 for the year ended December 31, 2012 compared with an inflow of $36,606,082 for the year ended December 31, 2011. Along with progress in projects, we expect to see positive cash inflows from these internally generated cash flows be used to fund part of our projects in the pipeline.

By the end of 2012, the Company has repaid various loans as shown in the following table:

Loan	Amount	Source of repayment
JP Morgan	$30 million	Loans from equity fund company and Xi’an Xinxing Days Hotel & Suites Co., Ltd. (“Days Hotel”, a related party)
Convertible debt	$9 million	Payment and deposits from real estate sales
Prax Capital	$29 million	Payment and deposits from real estate sales

Our ordinary payments such as construction costs, selling and administration expenses are funded by payments and deposits from our real estate sales as well as financing, and our land acquisition costs are mainly funded through financing. The Company has several new projects in 2013 including Ankang, XinQinFang and Golden Bay projects and we expect the deposits and payments from the pre-sales and sales of these projects will be a significant funding source for our operations and up-coming obligations. The Company also borrows from Days Hotel, our management employees, and some related and unrelated funding companies to fund our daily operations and other obligations. With the above arrangements, we will be able to meet all our financial obligations over the next 12 months.

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

According to our 2013 business plan, the total cash inflow for the whole year will be approximately US$489 million (RMB 3.04 billion) and total cash outflow will be approximately US$420 million (RMB 2.6 billion) with a net cash inflow of approximately US$69 million (RMB 0.43 billion). The cash inflow includes cash generated from sales and financing from banks and fund companies. Despite the trend of decreasing operating cash flows, we expect the operating cash flow of the Company will improve during 2013 with the sale of more Puhua project and Park Plaza units and with the commencement of our Golden Bay project. Under the plan, the Company expects to incur new borrowings amounting to RMB 1.4 billion while repaying RMB 0.4 billion in loans. The plan was made at the beginning of the year and is adjusted throughout the year according to actual performance results. We can confirm that additional borrowings will not violate any of our debt covenants.

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

Loans payable

Loans payable represent amounts due to various banks and are due on demand or within three years. These loans generally can be renewed with the banks when they mature. Loans payable at December 31, 2012 and December 31, 2011 consisted of the following:

	2012	2011
Xi'an Rural Credit Union Zao Yuan Rd. Branch
Originally due July 2, 2011, renewed on June 27, 2011 and extended to July 1, 2012, annual interest is at 8.856 percent, secured by the Company's JunJing Yuan I building No. 12, Han Yuan and guaranteed by the Company`s President, President`s spouse, CEO, Tsining’s general manager and his spouse. This amount was fully repaid in July 2012.	$-	$2,542,143

Xinhua Trust Investments Ltd.
Due February 10, 2012, annual interest is at 10 percent, secured by the 24G project. This loan was fully repaid in February 2012.	-	23,832,600

Bank of Xian
Annual interest is fixed at 130% of People’s Bank of China prime rate at the time of borrowing (or 8.528 percent), secured by the Company's JunJing building No. 12. $794,420 is payable on March 31, 2012; $794,420 is payable on June 30, 2012, and $635,536 is payable on August 29, 2012. The loan was set to expire on August 29, 2012, and was fully repaid in July 2012.	-	2,224,376

Bank of Beijing, Xi’an Branch
Due December 10, 2012, annual interest is at the prime rate of People’s Bank of China (or 6.56 percent). The Company has restricted cash of $15,888,400 deposited with Bank of Beijing as collateral. The Company repaid the loan in November and December 2012.	-	15,888,400
The Company signed an agreement with a line of credit of approximately $31.8 million (RMB 200 million). The total amount will be due on November 30, 2014. As of December 31, 2011, the Company drew $11,121,880 (RMB 70 million) from the line of $31.8 million, and during the year the Company drew the remaining $20,866,439 (RMB 130 million) and repaid $9,630,664 (RMB 60 million). Annual interest is at 130% of People’s Bank of China prime rate (or 8 percent). The loan is secured by Puhua project’s land use right and construction in progress. The repayment schedule is as follows when the total $31.8 million loan is drawn subsequent to December 31, 2012: May 30, 2012 – $1,605,111 (RMB 10 million); November 30, 2012–$1,605,111 (RMB 10 million); May 30, 2013 - $9,630,664 (RMB 60 million); November 30, 2013 - $9,630,664 (RMB 60,000,000); May 30, 2014 - $4,815,332 (RMB 30 million); November 30, 2014 - $4,815,332 (RMB 30 million). The loan is also subject to certain repayment requirements based on percentage of sales contract signed over total estimated sales amount of Puhua project.	22,471,549	11,121,880

Construction Bank of China
Due on March 6, 2015, annual interest is People’s Bank of China prime rate plus 1% (or 7.15%). The loan is secured by JunJing III project and land use rights. The repayment schedule per agreement is as follows: June 30, 2012 - $1,605,111 (RMB 10 million); Dec 31, 2012 $1,605,111 (RMB 10 million); June 30, 2013 - $2,407,666 (RMB 15 million); Dec 31, 2013 - $2,407,666 (RMB 15 million); June 30, 2014 - $802,555 (RMB 5 million); Dec 31, 2014 – 802,555 (RMB 5 million). The loan is also subject to certain repayment requirements based on percentage of sales contract signed over total estimated sales amount of JunJing III. The Company repaid $7,865,989 (RMB 50 million) during the year.	1,605,111

Tianjin Cube Equity Investment Fund Partnership
Originally due on January 27, 2012, extended it to July 27, 2012 in November 2011, annual interest is 9.6 percent, secured by JunJing II Commercial Units, JunJing I Residential units and part of Company’s Park Plaza project. The balance was fully repaid in July 2012.	-	31,776,800

JP Morgan
Originally due on March 13, 2011 and extended to June 14, 2012, annual interest is at 1.97 percent, secured by $35,590,016 of restricted cash. The loan was fully repaid in December of 2012.	-	30,016,491

Bank of China, Macau Branch
Due December 16, 2013, annual interest is based on 3-month London Interbank offered Rate (“LIBOR”) rate plus 3.6%. The 3-month LIBOR rate at December 31, 2012 was 0.4303%, secured by $32,102,213 (RMB $200,000,000) of restricted cash.	31,000,000	31,000,000

Bank of Communication offshore branch
Due on November 13, 2015, annual rate is 2.9 percent, secured by $36,114,990 (RMB $225,000,000) of restricted cash.	30,000,000

Bank of China, Singapore Office
Due November 22, 2014, annual interest is based on 3-month London Interbank offered Rate (“LIBOR”) rate plus 1.55%. The 3-month LIBOR rate at December 31, 2012 was 0.3095%, secured by $32,102,213 (RMB $200,000,000) of restricted cash.	31,800,000

LUSO International Bank
The Company signed an agreement with a line of credit of $9.7 million with LUSO International Bank. The amount that can be withdrawn is limited to 97% of the restricted cash secured for the line of credit. The total amount will be due on March 27, 2015. As of December 31, 2012, the Company has drawn $7,761,153 from the line of $9.7 million which is 97% of $8,025,213 restricted cash secured. Annual interest is based on 3-month LIBOR rate plus 2.7%. The 3-month LIBOR rate at December 31, 2012 was 0.3095%.	7,761,153

Xi’an Xinxing Days Hotel & Suites Co., Ltd. (“Days Hotel”) (see Note 23 to our financial statements)	21,219,563
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

The $36.1 million of restricted cash corresponding to a $30 million loan from Bank of Communications offshore Branch, the $32.1 million of restricted cash corresponding to a $31 million loan from Bank of China, Macau Branch, the $32.1 million of restricted cash corresponding to a $31.8 million loan from Bank of China, Singapore Branch, and $8.0 million of restricted cash corresponding to a $7.76 million loan from LUSO International Bank are of the same nature. These borrowings were incurred in Hong Kong to repay the mandatorily redeemable preferred shares of Prax. However, the majority of our cash resided in mainland China and to wire funds from mainland China to Hong Kong is subject to foreign exchange restrictions imposed by the PRC government. Thus, in order for us to repay our Hong Kong and oversea counterparties, we had to utilize the special lending facilities provided by major PRC banks and foreign financial institutions (i.e. JP Morgan and Bank of China) to allow us to borrow outside of mainland China using cash we have in mainland China as guarantees.

The majority of interest paid was capitalized and allocated to various real estate construction projects.

The loans payable balances were secured by certain of the Company’s real estate held for development or sale with a carrying value of $44,920,900 (December 31, 2011 - $48,916,028), certain buildings and income producing properties and improvements with a carrying value of $4,287,898 December 31, 2011 (December 31, 2011 - 20,022,475) and certain land use rights with a carrying value of $ Nil at December 31, 2011 (December 31, 2011 - 3,371,814). The weighted average interest rate on loans payable as at December 31, 2011 was 7.1% (December 31, 2011 – 6.7%).

The loan from Bank of Beijing and Construction Bank of China is also subject to certain repayment terms based on certain percentage of units sold in JunJing III and Puhua. Based on this repayment term, the Bank of Beijing and Construction Bank of China can demand repayment of all remaining balance outstanding at any time.

The principal repayment requirements for the following 5 years are as follows:

Due in 1 year	$79,506,445
1 – 2 years	57,481,770
2 – 3 years	37,761,153
3 – 4 years	-
4 – 5 years	-
After 5 years	-
$174,749,368

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

ITEM 8 FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China Housing & Land Development, Inc.

We have audited the accompanying consolidated balance sheet of China Housing & Land Development, Inc. as of December 31, 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of China Housing & Land Development, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of China Housing & Land Development, Inc. as of December 31, 2011 and 2010, were audited by other auditors whose report dated April 1, 2013, expressed an unqualified opinion on these statements. The predecessor auditors reported on those financials before they were restated. As of the date of issuance of this report, the predecessor auditors have ceased operations with respect to public entities.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Housing & Land Development, Inc. as of December 31, 2012 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also audited the adjustments described in Note 2 that were applied to restate the December 31, 2011 and 2010 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2011 and 2010 consolidated financial statements of China Housing & Land Development, Inc. other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2011 and 2010 consolidated financial statements as a whole.

Signed:

MNP LLP
Toronto, Canada
November 19, 2013

Provided below is a copy of the accountant’s report issued by MSCM LLP (“MSCM”), our former independent public accountants, in connection with the filing of our Annual Report on Form 10-K for the year ended December 31, 2012. This audit report is a copy of the previously issued report and has not been reissued by MSCM in connection with the filing of this 10-K/A. We are unable to obtain a reissued accountant’s report from MSCM, and we will be unable to obtain future accountant’s reports from MSCM, because MSCM has discontinued its auditing practice.

CHINA HOUSING & LAND DEVELOPMENT, INC., AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31, 2012 and 2011

	2012 (Restated – Note 2)	2011 (Restated – Note 2)
ASSETS
Cash	$6,121,448	$22,014,953
Cash - restricted	110,576,248	105,720,400
Accounts receivable, net of allowance for doubtful accounts of $577,713 and $571,857, respectively	26,429,332	19,548,463
Construction in excess of billing	1,484,626	-
Other receivables, prepaid expenses and other assets, net	6,854,325	1,483,758
Real estate held for development or sale	212,371,875	140,708,142
Property and equipment, net	33,837,346	33,018,990
Advances to suppliers	1,363,817	889,965
Deposits on land use rights	42,748,017	65,286,137
Intangible assets, net	54,482,252	54,148,953
Goodwill	1,914,186	1,894,782
Deferred tax assets	-	308,248
Deferred financing costs	194,162	253,569
Total assets	$498,377,634	$445,276,360
LIABILITIES
Accounts payable	$55,142,928	$44,275,965
Advances from customers	49,297,915	58,246,494
Accrued expenses	22,229,514	8,380,041
Income and other taxes payable	23,727,064	15,896,621
Other payables	11,228,553	7,474,035
Loans from employees	27,868,785	14,887,431
Loans payable	174,749,368	148,402,690
Deferred tax liability	14,521,613	14,861,462
Warrants liability	-	4,162
Fair value of embedded derivatives	-	330,629
Convertible debt	-	9,165,591
Mandatorily redeemable non-controlling interests in Subsidiaries	-	26,418,124
Total liabilities	378,765,740	348,343,245
SHAREHOLDERS' EQUITY
Common stock: $.001 par value, authorized 100,000,000 shares; issued 35,438,079 and 35,078,639, respectively	35,438	35,079
Additional paid in capital	49,972,174	48,961,658
Treasury stock at cost 351,480 shares and 337,800 shares, respectively	(434,240)	(420,098)
Statutory reserves	9,903,457	7,857,612
Retained earnings	38,573,966	20,409,040
Accumulated other comprehensive income	21,561,099	20,089,824
Total shareholders' equity	119,611,894	96,933,115
Total liabilities and shareholders' equity	$498,377,634	$445,276,360

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC., AND SUBSIDIARIES

Consolidated Statements of Income

For The Years Ended December 31, 2012, 2011 and 2010

	2012 (Restated – Note 2)	2011 (Restated – Note 2)	2010 (Restated – Note 2)
REVENUES
Real estate sales	$115,299,428	$104,800,783	$132,081,125
Other revenue	34,161,458	15,992,471	8,796,323
Total revenues	149,460,886	120,793,254	140,877,448

COST OF REVENUES
Cost of real estate sales	78,612,305	80,152,571	95,614,943
Cost of other revenue	24,168,489	10,543,645	6,102,184
Total costs of revenues	102,780,794	90,696,216	101,717,127

Gross margin	46,680,092	30,097,038	39,160,321

OPERATING EXPENSES
Selling, general, and administrative expenses	16,415,255	13, 033,495	12,910,737
Stock-based compensation	1,010,875	210,696	59,606
Other expenses	122,651	1,380,517	937,568
Financing expense	557,336	1,218,464	1,834,322
Accretion expense on convertible debt	954,979	987,263	1,416,871
Total operating expenses	19,061,096	16,830,435	17,159,104

CHANGE IN FAIR VALUE OF DERIVATIVES
Loss on extinguishment of debt	-	-	2,180,492
Change in fair value of embedded derivatives	(330,628)	(1,697,097)	(3,882,873)
Change in fair value of warrants	(4,162)	(1,138,061)	(2,527,423)
Total change in fair value of derivatives	(334,790)	(2,835,158)	(4,229,804)

Income before provision for income taxes and non-controlling interest	27,953,786	16,101,761	26,231,021

Provision for income taxes	7,910,373	3,918,190	6,331,839
Recovery of deferred taxes	(167,358)	(185,411)	(151,022)
Provision for income taxes	7,743,015	3,732,779	6,180,817

NET INCOME	20,210,771	12,368,982	20,050,204

Charge to noncontrolling interest	-	-	48,969,961
Net income attributable to China Housing & Land Development, Inc.	$20,210,771	$12,368,982	$(28,919,757)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	34,954,909	34,741,511	32,854,429

Diluted	36,548,485	36,357,220	35,579,398

EARNINGS (LOSS) PER SHARE
Basic	$0.58	$0.36	$(0.88)

Diluted	$0.57	$0.32	$(0.89)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC., AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

For The Years Ended December 31, 2012, 2011 and 2010

	2012 (Restated – Note 2)	2011 (Restated – Note 2)	2010 (Restated – Note 2)

NET INCOME	$20,210,771	$12,368,982	$20,050,204

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	1,471,275	6,764,194	3,162,147

COMPREHENSIVE INCOME	21,682,046	19,133,176	23,212,351

Less: Comprehensive charge attributable to non-controlling interest	-	-	48,969,961

Comprehensive income attributable to China Housing & Land Development, Inc.	$21,682,046	$19,133,176	$(25,757,610)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT INC., AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For The Years Ended December 31, 2012, 2011 and 2010

	December 31,	December 31,	December 31,
	2012	2011	2010
	(Restated – Note 2)	(Restated – Note 2)	(Restated – Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,210,771	$12,368,982	$20,050,204
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Bad debt expense (recovery)	-	453,048	(129,781)
Depreciation	2,065,380	1,960,702	3,179,083
Stock-based compensation	1,010,875	210,696	59,606
Gain on disposal of property and equipment	(6,086,257)	(2,138,068)	(278,410)
Gain on disposal of assets held for sale	-	-	(1,134,675)
Amortization of deferred financing costs	156,064	155,210	155,210
Amortization of intangible assets	218,480	213,274	207,029
Recovery of deferred taxes	(167,358)	(185,411)	(151,022)
Loss on extinguishment of debt	-	-	2,180,492
Change in fair value of embedded derivatives	(330,628)	(1,697,097)	(3,882,873)
Change in fair value of warrants	(4,162)	(1,138,061)	(2,527,423)
Accretion expense on convertible debt	954,979	987,263	1,416,871
Accretion expense on mandatorily redeemable noncontrolling interests	(1,542,039)	(3,141,484)	(2,737,868)
(Increase) decrease in assets:
Accounts receivable	619,790	(9,615,452)	(2,816,309)
Construction in excess of billing	(1,481,534)	-	-
Other receivables, prepaid expenses and other assets, net	(5,061,576)	5,408,641	(3,843,738)
Real estate held for development or sale	(76,702,170)	(57,207,863)	(606,558)
Advances to suppliers	(454,840)	391,429	5,483,695
(Deposit) refund on land use rights	22,754,848	12,794,165	(44,788,743)
Deferred tax assets	-	(305,116)	(140,684)
Increase (decrease) in liabilities:
Accounts payable	10,349,314	20,338,590	1,766,018
Advances from customers	(9,459,510)	3,240,109	29,079,505
Accrued expense	22,144,899	21,420,962	16,471,856
Other payables	3,665,900	1,490,414	837,765
Income and other taxes payable	7,289,569	(352,037)	7,697,553
Net cash (used in) provided by operating activities	(9,849,205)	5,652,896	25,546,803

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(4,001,058)	(68,410,606)	(33,721,354)
Purchase of property and equipment	(10,723,887)	(4,753,042)	(1,900,533)
Cash acquired from acquisition of business	-	-	3,621,705
Proceeds from sale of property and equipment	5,480,530	3,112,958	2,889,869
Proceeds from sale of assets held for sale	-	-	2,084,151
Net cash used in investing activities	(9,244,415)	(70,050,690)	(27,026,162)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from banks	99,673,042	72,408,605	64,167,901
Loans from Days Hotel, Shanghai Xinying Fund LLC, Changcheng Financing Company Limited	51,538,584	-	-
Repayments on loans payable	(123,698,502)	(10,688,769)	(19,828,381)
Loans from employees	12,730,011	5,547,620	5,717,478
Repayment of payables for acquisition of businesses	-	(2,373,232)	(13,125,644)
Repayment for mandatorily redeemable non-controlling interest in Subsidiaries	(27,112,369)	(27,858,516)	(27,565,162)
Repayment of convertible debt	(9,645,570)	-	-
Purchase of treasury stock	(14,142)	(420,098)	-
Net cash provided by financing activities	3,471,054	36,615,610	9,366,192

(DECREASE) INCREASE IN CASH	(15,622,566)	(27,782,184)	7,886,833

Effects on foreign currency exchange	(270,939)	2,892,976	2,154,112

Cash, beginning of year	22,014,953	46,904,161	36,863,216

Cash, end of year	$6,121,448	$22,014,953	$46,904,161

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC., AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

For The Years Ended December 31, 2012, 2011 and 2010

(Restated – Note 2)

								Accumulated
	Common Stock		Common		Additional			other
	Shares	Par Value	stock subscribed	Treasury stock	paid in capital	Statutory reserves	Retained Earnings	comprehensive income	Non-controlling interest	Totals
BALANCE, December 31, 2009	31,884,969	$31,885	$252,118	$-	$35,461,706	$4,922,248	$39,895,179	$10,163,483	$28,371,468	$119,098,087
Common stock issued for stock-based compensation	62,014	62	(252,118)	-	252,056	-	-	-	-	-
Common stock issued for warrants exercise	17,968	18	-	-	41,326	-	-	-	-	41,344
Common stock issued for acquisition of Suodi	720,380	720	-	-	3,240,990	-	-	-	-	3,241,710
Non-controlling interest reclassified to mandatorily redeemable preferred stock	-	-	-	-	-	-	-	-	(28,371,468)	(28,371,468)
Charge to noncontolling interest	-	-	-	-	-	-	(48,969,961)	-	-	(48,969,961)
Stock-based compensation	-	-	59,606	-	-	-	-	-	-	59,606
Net income	-	-	-	-	-	-	20,050,204	-	-	20,050,204
Adjustment to statutory reserve	-	-	-	-	-	1,732,467	(1,732,467)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	3,162,147	-	3,162,147
BALANCE, December 31, 2010	32,685,331	32,685	59,606	-	38,996,078	6,654,715	9,242,955	13,325,630	-	68,311,669
Common stock issued for stock-based compensation	20,625	21	(59,606)	-	59,585	-	-	-	-	-
Options issued for stock-based compensation	-	-	-	-	210,696	-	-	-	-	210,696
Common stock issued for warrants exercise	619,905	620	-	-	1,623,540	-	-	-		1,624,160
Common stock issued for conversion of convertible debt	1,752,778	1,753	-	-	8,071,759	-	-	-	-	8,073,512
Treasury Stock	-	-	-	(420,098)	-	-	-	-	-	(420,098)
Net income	-	-	-	-	-	-	12,368,982	-	-	12,368,982
Adjustment to statutory reserve	-	-	-	-	-	1,202,897	(1,202,897)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	6,764,194	-	6,764,194
BALANCE, December 31, 2011	35,078,639	35,079	-	(420,098)	48,961,658	7,857,612	20,409,040	20,089,824	-	96,933,115
Options issued for stock-based compensation	-	-	-	-	388,658	-	-	-	-	388,658
Common stock issued for stock-based compensation	359,440	359	-	-	621,858	-	-	-	-	622,217
Treasury Stock	-	-	-	(14,142)	-	-	-	-	-	(14,142)
Net income	-	-	-	-	-	-	20,210,771	-	-	20,210,771
Adjustment to statutory reserve	-	-	-	-	-	2,045,845	(2,045,845)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	1,471,275	-	1,471,275
BALANCE, December 31, 2012	35,438,079	$35,438	$-	$(434,240)	$49,972,174	$9,903,457	38,573,966	$21,561,099	-	$119,611,894

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 – Business, Organization and Basis of Presentation

China Housing & Land Development, Inc. (“CHLN”) is a Nevada corporation, originally incorporated on July 6, 2004 under the name Pacific Northwest Productions Inc. (“Pacific”). CHLN and its subsidiaries (“the “Company”) are engaged in acquisition, development, management, and sale of commercial and residential real estate properties located primarily in Xi’an, Shaanxi Province, People’s Republic of China (PRC or China).

The accompanying consolidated financial statements include the accounts of CHLN and its subsidiaries, Xi’an Tsining Housing Development Company Inc. (“Tsining”), Xi’an New Land Development Co. (“New Land”), Manstate Assets Management Limited (“Manstate”), Success Hill Investments Limited (“Success Hill”), Puhua (Xi’an) Real Estate Development Co., Ltd. (“Puhua”), Xi’an Xinxing Property Management Co., Ltd. (“Xinxing Property”), Suodi Co., Ltd. (“Suodi”), Shaanxi Xinxing Construction Co., Ltd. (“Xinxing Construction”), Xinxing FangZhou Housing Development Co., Ltd. (“FangZhou”), Wayfast Holdings Limited (“Wayfast”), Clever Advance Limited (“Clever Advance”), Gracemind Holdings Limited (“Gracemind”), Treasure Asia Holdings Limited (“Treasure Asia”) and Ankang JiYuan Real Estate Development Co., Ltd. (“JiYuan”) (collectively, the “Subsidiaries”). JiYuan was incorporated on July 28, 2011 for real estate development projects in AnKang City near Xi’an. Wayfast with its 100% subsidiary - Clever Advance and Gracemind with its 100% subsidiary - Treasure Asia were incorporated in March 2009 and they were inactive during the year ended December 31, 2012.

The Company’s real estate and development sales operation is dependent on continuous financing from external sources. The Company has, in the past, been successful in obtaining financings from financial institutions, third parties and related parties to support the development of their real estate projects. Management believes they will continue to have an ability to fund and develop their current and future projects.

Note 2- Restatement of Previously Issued Financial Statements

On November 5, 2008, the Company and Prax Capital (“Prax”) entered into a joint venture agreement to develop 79 acres within China Housing’s Baqiao project located in Xi’an. Prax invested $29.3 million for a 25% interest in Puhua through obtaining 1,000 Class A shares of Success Hill (“Class A Shares”) with various distribution rights. Prax’s initial investments were recorded as non-controlling interests in the consolidated financial statements in 2008 and 2009.

During the first quarter of 2010, the Company agreed to redeem Prax’s 1,000 Class A shares in Success Hill. Both parties then entered into an Amended and Restated Shareholders’ Agreement on May 24, 2010. The Company agreed with Prax to redeem all Prax’s Class A Shares for consideration of the USD equivalent of $89.94 million (RMB 576 million) over a three-year period ending by December 31, 2012 (the “Amendment”) (Note 15). According to the Amendment, the redemption obligation was also guaranteed by the Company.

The Company used an effective interest rate of 45% to determine the fair value of the liability related to the mandatorily redeemable non-controlling interest in subsidiaries on the day of the Amendment based on the internal rate of return Prax required.

Subsequently, the Company reviewed its measurement of the liability and determined that in accordance with the US GAAP, the fair value of liability should have been determined based on the observable inputs instead of internal rate of return. The Company has determined that the observable inputs and other relevant data support the use of a risk-free interest rate of 5.85% (the “Revised Interest Rate”) on October 18, 2013.

These consolidated financial statements have been restated to correct for this error. As a result of this restatement, on the measurement day (May 24, 2010), the amount charged to retained earnings has been increased by $34,740,918 from $14,229,043 to $48,969,961 and the recorded liability has been increased from $42,600,511 to $77,341,429. The subsequent accretion expenses capitalized to the Company’s project costs were reduced by $7,280,670 from $8,822,709 to $1,542,039 during fiscal 2012; reduced by $12,341,566 from $15,483,050 to $3,141,484 during fiscal 2011; and reduced by $17,118,008 from $19,855,876 to $2,737,868 during fiscal 2010.

The following is a summary of the effects of restatement on the Company's consolidated balance sheets as at December 31, 2012 and 2011, and the consolidated statements of income, comprehensive income and cash flows for the years ended 2012, 2011 and 2010. The effects of the restatement also reflect other changes related to income taxes and earnings per share. The revisions had no significant impact on total cash flows for the restated periods and had no impact on the Company's compliance with debt covenants in any period presented.

Consolidated Balance Sheet
As of December 31, 2012
	As Previously	Impact of
	Reported ($)	Restatement ($)	As Restated ($)
Accounts receivable	26,897,958	(468,626)	26,429,332
Real estate held for development or sale	238,111,545	(25,739,670)	212,371,875
Total assets	524,585,930	(26,208,296)	498,377,634
Advances from customers	48,829,289	468,626	49,297,915
Income and other taxes payable	20,929,485	2,797,579	23,727,064
Total liabilities	375,499,535	3,266,205	378,765,740
Retained earnings	65,057,333	(26,483,367)	38,573,966
Accumulated other comprehensive income	24,552,233	(2,991,134)	21,561,099
Total shareholders' equity	149,086,395	(29,474,501)	119,611,894
Total liabilities and shareholders' equity	524,585,930	(26,208,296)	498,377,634

Consolidated Statement of Income
For the year ended December 31, 2012
Real estate sales	114,817,802	481,626	115,299,428
Total revenues	148,979,260	481,626	149,460,886
Cost of real estate sales	83,015,375	(4,403,070)	78,612,305
Total costs of revenues	107,183,864	(4,403,070)	102,780,794
Selling, general, and administrative expenses	16,414,630	625	16,415,255
Total operating expenses	19,060,471	625	19,061,096
Income before provision for income taxes and non-controlling interest	23,069,715	4,884,071	27,953,786
Provision for income taxes	6,689,355	1,221,018	7,910,373
NET INCOME	16,547,718	3,663,053	20,210,771
Net income attributable to China Housing & Land Development, Inc.	16,547,718	3,663,053	20,210,771
EARNINGS PER SHARE
Basic	0.47	0.11	0.58
Diluted	0.47	0.10	0.57

Consolidated Statement of Comprehensive Income
For the year ended December 31, 2012
Net income	16,547,718	3,663,053	20,210,771
Foreign currency translation adjustment	2,431,039	(959,764)	1,471,275
Comprehensive income attributable to China Housing & Land	18,978,757	2,703,289	21,682,046

Consolidated Statement of Cash Flows
For the year ended December 31, 2012
Net income	16,547,718	3,663,053	20,210,771
Accretion expense on mandatorily redeemable non-controlling interests	-	(1,542,039)	(1,542,039)
Accounts receivable	860,603	(240,813)	619,790
Real estate held for development or sale	(72,264,904)	(4,437,266)	(76,702,170)
Advances from customers	(9,218,697)	(240,813)	(9,459,510)
Income and other taxes payable	6,033,730	1,255,839	7,289,569
Net cash (used in) operating activities	(8,307,166)	(1,542,039)	(9,849,205)
Repayment for mandatorily redeemable non-controlling interest in Subsidiaries	(28,654,408)	1,541,039	(27,112,369)
Net cash provided by financing activities	1,929,015	1,541,039	3,471,054

Consolidated Balance Sheet
As of December 31, 2011
		Impact of
	As Previously Reported ($)	Restatement ($)	As Restated ($)
Accounts receivable	20,253,706	(705,243)	19,548,463
Real estate held for development or sale	163,482,316	(22,774,174)	140,708,142
Total assets	468,755,777	(23,479,417)	445,276,360
Advances from customers	57,541,251	705,243	58,246,494
Income and other taxes payable	14,386,133	1,510,488	15,896,621
Mandatorily redeemable non-controlling interests in Subsidiaries	19,935,482	6,482,642	26,418,124
Total liabilities	339,644,872	8,698,373	348,343,245
Retained earnings	50,555,460	(30,146,420)	20,409,040
Accumulated other comprehensive income	22,121,194	(2,031,370)	20,089,824
Total shareholders' equity	129,110,905	(32,177,790)	96,933,115
Total liabilities and shareholders' equity	468,755,777	(23,479,417)	445,276,360

Consolidated Statement of Income
For the year ended December 31, 2011
Real estate sales	106,811,754	(2,010,971)	104,800,783
Total revenues	122,804,225	(2,010,971)	120,793,254
Cost of real estate sales	85,013,637	(4,861,066)	80,152,571
Total costs of revenues	95,557,282	(4,861,066)	90,696,216
Selling, general, and administrative expenses	13,036,109	(2,614)	13,033,495
Total operating expenses	16,833,049	(2,614)	16,830,435
Income before provision for income taxes and non-controlling interest	13,249,052	2,852,710	16,101,762
Provision for income taxes	3,205,013	713,177	3,918,190
Net income	10,229,450	2,139,532	12,368,982
Net income attributable to China Housing & Land Development, Inc.	10,229,450	2,139,532	12,368,982
EARNINGS PER SHARE
Basic	0.29	0.07	0.36
Diluted	0.26	0.06	0.32

Consolidated Statement of Comprehensive Income
For the year ended December 31, 2011
Net income	10,229,450	2,139,532	12,368,982
Foreign currency translation adjustment	7,662,496	(898,302)	6,764,194
Comprehensive income attributable to China Housing & Land	17,891,946	1,241,230	19,133,176

Consolidated Statement of Cash Flows
For the year ended December 31, 2011
Net income	10,229,450	2,139,532	12,368,982
Accretion expense on mandatorily redeemable non-controlling interests	-	(3,141,484)	(3,141,484)
Accounts receivable	(10,620,938)	1,005,486	(9,615,452)
Real estate held for development or sale	(52,489,575)	(4,718,288)	(57,207,863)
Advances from customers	2,234,623	1,005,486	3,240,109
Income and other taxes payable	(919,821)	567,784	(352,037)
Net cash (used in) provided by operating activities	8,794,380	(3,141,484)	5,652,896
Repayment for mandatorily redeemable non-controlling interest in Subsidiaries	(31,000,000)	3,141,484	(27,858,516)
Net cash provided by financing activities	33,474,126	3,141,484	36,615,610

Consolidated Statement of Income
As of December 31, 2010
		Impact of
	As Previously Reported ($)	Restatement ($)	As Restated ($)
Real estate sales	131,472,461	608,664	132,081,125
Total revenues	140,268,784	608,664	140,877,448
Cost of real estate sales	98,280,358	(2,665,415)	95,614,943
Total costs of revenues	104,382,542	(2,665,415)	101,717,127
Selling, general, and administrative expenses	12,909,946	791	12,910,737
Total operating expenses	17,158,313	791	17,159,104
Income before provision for income taxes and non-controlling interest	22,957,733	3,273,288	26,231,021
Provision for income taxes	5,513,517	818,322	6,331,839
NET INCOME	17,595,238	2,454,966	20,050,204
Charge to non-controlling interest	14,229,043	34,740,918	48,969,961
Net income attributable to China Housing & Land Development, Inc.	3,366,195	(32,285,952)	(28,919,757)
EARNINGS (LOSS) PER SHARE
Basic	0.10	(0.98)	(0.88)
Diluted	0.02	(0.91)	(0.89)

Consolidated Statement of Comprehensive Income
For the year ended December 31, 2010
Net income	17,595,238	2,454,966	20,050,204
Foreign currency translation adjustment	4,295,215	(1,133,068)	3,162,147
Less: Comprehensive charge attributable to non-controlling interest	14,229,043	34,740,918	48,969,961
Comprehensive income attributable to China Housing & Land	7,661,410	(33,419,020)	(25,757,610)

Consolidated Statement of Cash Flows
For the year ended December 31, 2010
Net income	17,595,238	2,454,966	20,050,204
Accretion expense on mandatorily redeemable non-controlling interests	-	(2,737,868)	(2,737,868)
Accounts receivable	(2,511,977)	(304,332)	(2,816,309)
Real estate held for development or sale	2,102,072	(2,708,630)	(606,558)
Advances from customers	29,383,837	(304,332)	29,079,505
Income and other taxes payable	6,835,225	862,328	7,697,553
Net cash (used in) provided by operating activities	28,284,671	(2,737,868)	25,546,803
Repayment for mandatorily redeemable non-controlling interest in Subsidiaries	(30,303,030)	2,737,868	(27,565,162)
Net cash provided by financing activities	6,628,324	2,737,868	9,366,192

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP” or the “Standard”). The consolidated financial statements include the accounts of the Company and the Subsidiaries and have been reported in United States dollars. All inter-company balances and transactions have been eliminated on consolidation.

Prior to January 1, 2010, Prax Capital (“Prax”), a third party, owned 25% of the non-controlling interest of Puhua and through its 40% non-controlling interest in Success Hill. The ownership interests of Prax were presented as non-controlling interests in the consolidated balance sheets. In the consolidated statements of income, net income attributable to China Housing & Land Development, Inc. reflects as net of an adjustment for the non-controlling stockholders’ share of net loss of Puhua and Success Hill.

Effective May 24, 2010, the Company entered into an Amended and Restated Shareholders’ Agreement (the “Restructure”) with Prax to redeem Prax’s ownership interest in Puhua and Success Hill. The Company agreed to redeem all of Prax’s ownership interest by December 31, 2012 (Note 15). As a result of the Restructure, the non-controlling interests met the definition of a mandatorily redeemable financial instrument, and was reported within liabilities as mandatorily redeemable non-controlling interests in subsidiaries on the Company’s consolidated balance sheets. As at December 31, 2012 the Company has redeemed all of Prax’s ownership interest.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and changes in these estimates are recorded when known. Significant estimates made by management include: revenue recognition, estimated real estate project cost and revenue under the percentage of completion method, allowance for doubtful accounts, valuation of real estate held for development or sale, useful lives of property and equipment, amortization of the intangible assets, value of intangible assets and goodwill, future cash flows associated with impairment testing for tangible and intangible assets and goodwill, income taxes, and fair value of warrant liability, embedded derivatives and stock-based compensation.

Note 3 – Summary of Significant Accounting Policies (Continued)

Reporting Currency and Foreign Currency Translation

As of December 31, 2012, the accounts of CHLN are maintained in their functional currency which is U.S. dollars. The accounts of Subsidiaries are maintained in their functional currency, the Chinese Yuan Renminbi (“RMB”). The consolidated financial statements of the Company have been reported in United States (“U.S.”) dollars in accordance with the Standard on foreign currency translation. All assets and liabilities of the Subsidiaries with RMB as functional currency are translated at the exchange rate on the balance sheet date, shareholders' equity is translated at the historical rates and the statements of income and cash flows are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under comprehensive income as a separate component of shareholders’ equity.

Foreign exchange rates used:

	December 31, 2012	December 31, 2011	December 31, 2010
Period end RMB/U.S. Dollar exchange rate	6.2301	6.2939	6.6000
Average RMB/U.S. Dollar exchange rate	6.3084	6.4633	6.7690

Revenue Recognition

Real estate sales are reported in accordance with the provisions of the Standard “Accounting for Sales of Real Estate”. Revenue from the sales of real estate properties is recognized on the percentage of completion method on the sale of individual units when all the following criteria are met:

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

Under the percentage of completion method, revenues from condominium units sold and related costs are recognized over the course of the construction period, based on the completion progress of a project. In relation to any project, revenue is determined by calculating the ratio of incurred costs, including land use rights costs and construction costs, to total estimated costs and applying that ratio to the contracted sales amounts. Cost of sales is recognized by determining the ratio of contracted sales during the period to total estimated sales value and, then, applying that ratio to the incurred costs. Current period amounts are calculated based on the difference between the life-to-date project totals and the previously recognized amounts. Any losses incurred or forecast to occur on real estate transactions are recognized in the period in which the loss is first known.

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

For the Company’s self-financed sales, the Company recognizes sales based on the full accrual method provided that the buyer's initial and continuing investment is adequate according to the standard, “Accounting for Sales of Real Estate”. The initial investment is the buyer's down-payment less the loan amount provided by the Company. Interest on these loans is amortized over the term of the loans.

Note 3 – Summary of Significant Accounting Policies (Continued)

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

The Company also constructs various projects for customers and local governments. Revenues and profits from construction and construction management contracts are recognized for accounting purposes using the percentage of completion method. The percentage of completion is determined by relating the actual cost of work performed to date to the current estimated total cost of the respective contracts. When the current estimated costs to complete indicate a loss, such loss is recognized immediately.

Revisions in costs and income or loss estimates during the course of the work are reflected during the accounting period in which the facts that cause the revision become known.

Effect of Change in Estimates

Revisions in estimated gross profit margins related to revenue recognized under the percentage of completion method are made in the period in which circumstances requiring the revisions become known. During 2012, real estate development projects with gross profits recognized in 2011 had changes in their estimated gross profit margins. As a result of these changes of gross profit, net income for the year ended December 31, 2012 increased by $347,706 (2011 - decreased by $7,435,711; 2010 – decreased by $2,229,470) or basic and diluted earnings per share for the year ended December 31, 2012 increased by $0.01 and $0.01, respectively (2011 – decreased by $0.214 and $0.205, 2010 – decreased by $0.068 and $0.063 in both basic and diluted earnings per share).

Real Estate Held for Development or Sale

Real estate held for development or sale consists of residential and commercial units under construction and units completed. The Company leases the land for the residential and commercial unit sites under land use right leases from PRC.

Real estate held for development or sale includes the cost of land use rights and land improvements, predevelopment costs, direct construction costs and development costs, engineering costs, interest on indebtedness, real estate taxes, wages, insurance, construction overhead and indirect project costs. All costs are capitalized and accumulated by specific projects and allocated to residential and commercial units within the respective projects based on the area of the project. The construction and development costs are allocated using the specific identification method. Total estimated costs of multi-unit developments are allocated to individual units based upon the related area method.

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

The Company evaluates the carrying value of the asset for impairment based on the undiscounted future cash flows of the asset. Write-downs of real estate held for development or sale deemed impaired would be recorded as adjustments to the cost basis. No impairment loss was incurred or recorded for the years ended December 31, 2012, 2011 and 2010. No depreciation is provided for real estate held for development or sale.

Note 3 – Summary of Significant Accounting Policies (Continued)

Capitalization of Interest

In accordance with the Standard “Capitalization of Interest Cost”, interest incurred directly related to ongoing projects is capitalized to real estate held for development or sale during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete or the property becomes inactive. A project becomes inactive when development and construction activities have been suspended indefinitely. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest capitalized to real estate held for development or sale is expensed as a component of cost of real estate sales when related units are sold. All other interest is expensed as incurred.

For the year ended December 31, 2012, interest incurred by the Company was $16,802,386 (2011 - $17,086,379 and 2010 - $9,330,537) and capitalized interest for the same period was $16,290,271 (2011 - $15,954,343 and 2010 - $9,015,936).

Concentration of Risks

The Company sells residential and commercial units to residents and small business owners. One customer purchased the Company’s JunJing I shopping mall which was recorded under property and equipment. The gain from this transaction accounted for 7% of our total revenue in fiscal 2012. There were no major customers that accounted for more than 5% of revenue for the years ended December 31, 2011 and 2010. The same customer accounted for 28% of accounts receivable and another customer accounted for 6% of accounts receivable as at December 31, 2012. There were no customers that individually accounted for more than 5% of accounts receivable in 2011.

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

The second type of restricted cash is guaranteed deposits for the loans from JP Morgan International Bank Limited Brussels Branch (“JP Morgan”), Bank of Beijing, Bank of China Macau Branch, Bank of China Singapore Office, LUSO International Banking LTD., and Bank of Communication Offshore Branch (Note 13). The Company cannot withdraw or transfer the restricted cash until the restriction periods have expired and the loan amount has been repaid.

Note 3 – Summary of Significant Accounting Policies (Continued)

Restricted Cash (Continued)

The third type of restricted cash is related to accounts specifically set up for remittances or receipts of government regulatory fees and funds. The accounts are restricted because they are subject to certain withdrawal limitations.

The fourth type of restricted cash is related to the loans with Tianjin Cube Equity Investment Fund Partnership (“Cube”) (Note 13). This cash is restricted as the Company needs approval from Cube before using the funds from the loans.

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

Accounts Receivable

Accounts receivable includes balances due from customers for the sale of residential and commercial units in the PRC and construction projects engaged. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimated uncollectible amounts are based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change.

Construction in Excess of Billing

Construction in excess of billing represents the excess of contract revenue recognized to date using the percentage of completion accounting method over the construction billings to date.

Other Receivables

Other receivables consist of various cash advances to unrelated companies and individuals. These amounts are not related to the receivables from the customers of the Company, are unsecured, non-interest bearing and generally short-term in nature.

Advances to Suppliers

Advances to suppliers consist of amounts paid in advance to contractors and vendors for services and materials.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method, over the estimated useful lives of these assets. Estimated useful lives of the assets are as follows:

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

Note 3 – Summary of Significant Accounting Policies (Continued)

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

The land use right for the Company’s own use is amortized over its estimated useful life of 39 years.

The construction license, which is subject to renewal every 5 years, is not amortized and has an indefinite estimated useful life.

The amortization of the development right is based on the percentage of profit margin realized over the total expected profit margin to be realized from the 487 acres of land in the Baqiao project. The Company reviews its business plan for its 487 acres of land in Baqiao Park periodically and updates its assumptions based on the prevailing market prices and management’s judgment of the profit margins.  The method of amortization selected reflects the pattern in which the economic benefits of the intangible asset are realized. This method is intended to match the pattern of amortization with the income-generating capacity of the asset. The amortized development right is capitalized into the Company’s real estate held for development or sale and allocated to each building based on the gross floor area (“GFA”) of each building and expensed as cost of real estate sales through the Company’s percentage of completion revenue recognition method.

The Company is required to test goodwill and other intangible assets deemed to have indefinite useful lives for impairment annually at the reporting unit level or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. On January 1, 2012, the Company adopted the accounting standard update ASC 350, “Intangibles—Goodwill and Other” allowing the Company to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. The Company determines, based on a qualitative assessment, if it is more likely than not that the fair value of the reporting unit is less than its carrying amount an impairment test will be performed. The impairment test compares the reporting unit’s carrying value to its fair value and, when appropriate, the carrying value of goodwill and other intangible assets is reduced to fair value.

There were no indicators for impairment and no impairment loss was recognized for the years ended December 31, 2012, 2011 and 2010.

Deferred Financing Costs

Debt issuance costs are capitalized as deferred financing costs and amortized on a straight-line basis over the term of the related debt. The amortization expense for the year ended December 31, 2012 was $156,064 (2011 - $155,210 and 2010 - $155,210). This amortization expense was included in financing expense.

Note 3 – Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

The standard, “Disclosures about Fair Value of Financial Instruments”, defines financial instruments and requires fair value disclosures for those instruments. The standard, “Fair Value Measurements”, defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for cash and cash equivalents, restricted cash, accounts receivable, other receivable, accounts payable, loans from employees, other payables and accrued expenses qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. For the loans payable, based on the interest rates the Company believes it could obtain for borrowings with similar terms.

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

Note 3 – Summary of Significant Accounting Policies (Continued)

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

Advertising Costs

Advertising and sales promotion costs are expensed as incurred. Advertising expense for the year 2012 totaled $3,055,882 (2011 - $2,093,002 and 2010 - $3,066,537) was included in selling, general, and administrative expenses on the consolidated statements of income.

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

Income Taxes

The Company utilizes the standard, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At December 31, 2012 and 2011 the significant accounting to tax difference was related to certain intangible assets and certain real estate held for development or sale that has no corresponding tax value.

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

Note 3 – Summary of Significant Accounting Policies (Continued)

Basic and Diluted Earnings Per Share

Earnings per share are calculated in accordance with the standard, “Earnings per Share”. Basic earnings per share are based upon the weighted average number of common shares outstanding. The computation of diluted earnings per share includes the estimated impact of the exercise of the outstanding warrants to purchase common stocks using the treasury stock method and the potential shares of converted common stock associated with the convertible debt using the if-converted method.

Share-Based Compensation

The Company records stock-based compensation pursuant to the standard, “Share-Based Payments.” The Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense, net of estimated forfeitures, over the vesting or service period, as applicable, of the stock award using the straight-line method.

Comprehensive Income

Comprehensive income consists of net income and foreign currency translation gains and losses affecting shareholders' equity that, under GAAP, are excluded from net income. The gain on foreign exchange translation totaled $1,471,275 for the year ended December 31, 2012 (2011 – $6,764,194 and 2010 – $3,162,147).

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
b.	Whose operating results are regularly reviewed by the Company’s chief operating decision maker to make decisions about resource to be allocated to the segment and assess its performance; and
c.	For which financial information regarding financial position, results of operations and cash flows are available.

Accounting Principles Recently Adopted

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04 “Fair Value Measurement (Topic 820)” (“ASU 2011-04”). The purpose of these amendments is to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments in this update change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments include the following: (1) those that clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements (2) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 was effective for the Company on January 1, 2012. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive income” (“ASU 2011-05”). The FASB amended the existing guidance to require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. ASU 2011-05 was effective for the Company on January 1, 2012. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08 “Intangibles-Goodwill and Other” (“ASU 2011-08”). The objective of this update is to simplify how entities, both public and non-public, test goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described. ASU 2011-08 was effective for the Company on January 1, 2012. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Note 3 – Summary of Significant Accounting Policies (Continued)

Accounting Principles Recently Adopted (Continued)

In December 2011, the FASB issued ASU 2011-12, “Comprehensive income” (“ASU 2011-12”). The amendments are being made to allow FASB time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report classifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. ASU 2011-12 was effective for the Company on January 1, 2012. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In August 2012, the FASB issued ASU No. 2012-03, Technical Amendments and Corrections to SEC Sections – Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114. Technical Amendments Pursuant to SEC Release No. 33-9230, and Corrections Related to FASB Accounting Standards Update 2010-22, which amends various SEC paragraphs pursuant to the issuance of SAB No. 114. This ASU became effective on issuance, and the adoption of the ASU had no impact on the Company’s consolidated financial statements.

New Accounting Pronouncement Not Yet Adopted

In December 2011, the FASB issued Accounting Standards Update ASU No. 2011-10, “Derecognition of in Substance Real Estate – a Scope Clarification” (“ASU 2011-10”) which relates to deconsolidation events.   Under this amendment, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of the default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20, Property, Plant and Equipment - Real Estate Sales, to determine whether it should derecognize the in substance real estate. This guidance is effective for the fiscal year ending December 31, 2013 and is not expected to have a significant impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet” (“ASU 2011-11”). The amendments in this update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. ASU 2011-11 will be effective for the Company on January 1, 2013. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-12”). ASU 2012-02 amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the revised guidance, entities testing an indefinite-lived intangible asset for impairment have the option of performing a qualitative assessment before calculating the fair value of the asset. If entities determine, on the basis of qualitative factors, that the likelihood of the indefinite-lived intangible asset being impaired is below a "more likely than not" threshold (i.e., a likelihood of more than 50 percent), the entity would not need to calculate the fair value of the asset. The ASU does not revise the requirement to test indefinite-lived intangible assets annually for impairment and does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company is currently assessing the future impact, if any, of this new accounting update to the consolidated financial statements.

On October 2012, the FASB issued ASU No. 2012-04, “Technical Amendments and Corrections” (“ASU 2012-04”). The updates to current guidance make the codification easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarification. ASU No. 2012-04 is effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material effect on the Company’s consolidated financial statements.

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

During the year, the Company disposed of part of its JunJing I shopping mall which was recorded as part of property and equipment before the disposal. Proceeds of $7,376,427 in connection with the disposal remains in accounts receivable as of December 31, 2012 and are excluded from proceeds from sale of property and equipment in the consolidated statements of cash flows.

During the year ended December 31, 2012, the Company disposed certain real estate held for development or sale and property with a book value of $1,871,433 (RMB 11,761,582) to settle $1,888,675 (RMB 12 million) loans from a third party vendor.

No such non-cash items occurred in fiscal year 2011 and the following non-cash items occurred in fiscal year 2010:

(1)	The Company issued 720,380 of common stock, which is valued at $3,241,710 in connection with the acquisition of Suodi during the first quarter of fiscal 2010.

(2)	In accordance with the Amended and Restated Shareholders’ Agreement with Prax, the Company reclassified Prax’s interest in the consolidated subsidiaries from non-controlling interest in equity to liability and recorded $48,969,961, the difference between the carrying value of the original non-controlling interest and the fair value of redemption amount, as a charge to the non-controlling interest.

(3)	During year ended December 31, 2010, the Company reclassified the asset held for sale with a net book value of $11,942,883 to property and equipment.

Note 5 – Real Estate Held for Development or Sale

The following summarizes the components of real estate inventories as at December 31, 2012 and 2011:

	2012 (Restated – Note2)	2011 (Restated – Note2)
Real estate projects completed and held for sale
JunJing I	$2,065,376	$3,381,448
JunJing II	175,326	1,321,972
Tsining 24G	45,370	44,910
Gangwan	19,117	37,847
Tsining Home IN	60,943	60,325
JunJing III	1,309,347	-
Puhua Phase I	9,205,681	-
Puhua Phase II - West Region	7,834,598	-
Real estate completed and held for sale	20,715,758	4,846,502

Real estate projects held for development
Puhua Phase II, III and IV; Phase I was completed during fiscal 2012	80,834,955	93,024,172
Tangdu (see note 7(a))	-	4,710,742
JunJing III – completed during fiscal 2012	-	9,299,511
Park plaza	77,765,333	8,471,800
Golden Bay (The Company is in the process of obtaining the land use right)	12,415,111	5,657,731
Jiyuan	16,500,575	13,151,101
Other	3,941,746	1,356,331
Construction materials	198,397	190,252
Real estate held for development	191,656,117	135,861,640

Total real estate held for development or sale	$212,371,875	$140,708,142

Note 6 – Accounts Receivable

Accounts receivable consist of the following as at December 31, 2012 and 2011:

	2012 (Restated – Note2)	2011 (Restated – Note2)
Accounts receivable	$27,007,045	$20,120,320
Allowance for doubtful accounts	(577,713)	(571,857)
Accounts receivable, net	$26,429,332	$19,548,463

Note 7 – Other Receivables, Prepaid Expenses and Other Assets

Other receivables, prepaid expenses and other assets consist of the following as at December 31, 2012 and 2011:

	2012	2011
Government reimbursement for Tangdu project (a)	$3,795,916	$-
Other receivables	1,289,958	920,837
Allowance for doubtful receivables	(145,753)	(144,275)
Prepaid expenses	415,368	541,625
Prepaid other tax expenses	1,498,836	165,571
Other receivables, prepaid expenses and other assets, net	$6,854,325	$1,483,758

(a)	The Company’s Tangdu project was essentially a land use right plus miscellaneous preconstruction costs. During fiscal year 2011, the PRC government was in the process of negotiating with the Company regarding a potential transfer. The Company owned the legal title to this land use right as at December 31, 2011. During the fiscal year 2012, the government agreed to reimburse the Company for the costs incurred on the land use right and required the Company to transfer the land use right back to the government. The carrying value of the land use right was reclassified to other receivable, prepaid expenses and other assets and the balance as at December 31, 2012 represents the remaining balance of the settlement amount.

Note 8 — Property and Equipment

Property and equipment consist of the following as at December 31, 2012 and 2011:

	2012	2011
Income producing properties and improvements	$19,577,784	$29,641,864
Buildings and improvements	17,913,261	4,440,514
Electronic equipment	918,209	498,260
Vehicles	734,678	727,231
Computer software	319,012	312,600
Office furniture	863,132	120,062
Office building under construction (completed in December 2012 and reclassified to buildings and improvements)	-	3,608,643
Total	40,326,076	39,349,174
Accumulated depreciation	(6,488,730)	(6,330,184)
Property and equipment, net	$33,837,346	$33,018,990

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 amounted to $2,065,380, $1,960,702 and $3,179,083, respectively. Depreciation expense was included in selling, general and administrative expenses and cost of other revenue.

Note 9 — Intangible Assets

Intangible assets consist of the following as at December 31, 2012 and 2011:

	2012	2011
Development right acquired (a)	$51,835,211	$51,309,767
Land use right acquired (b)	8,627,525	8,540,070
Construction license acquired (c)	1,208,354	1,196,106
	61,671,090	61,045,943
Accumulated amortization	(7,188,838)	(6,896,990)
Intangible asset, net	$54,482,252	$54,148,953

(a)	The development right for 487 acres of land in Baqiao Park was obtained from the acquisition of New Land in fiscal 2007. The intangible asset has a finite life. In accordance with accounting standard, "Goodwill and Other Intangible Assets", the intangible asset is subject to amortization every time a land use right in connection with this development right is obtained and based on the percentage of realized profit margin of the land use right over the total expected profit margin to be realized from the 487 acres of land in the Baqiao project. This method is intended to match the pattern of amortization with the income-generating capacity of the asset. The development right will expire on June 30, 2016. There was no amortization on development right during fiscal 2012, 2011 and 2010. Upon the acquisition of Puhua's land use right in 2009, the Company recorded a $4,665,592 amortization on the development right and capitalized the amount in the real estate held for development or sale. The capitalized amortization amount is expensed as part of the cost of real estate sales as Puhua recognizes its real estate sales revenues under the percentage of completion method were recognized. During the three years ended December 31, 2012, 2011 and 2010, $645,264, $547,876 and $461,819 of amortized development right capitalized in the Puhua project were expensed through cost of real estate sales, respectively. The Company also expects to acquire all remaining land use rights in connection with the development right and amortize the balance of the development right by the end of 2016.

(b)	The land use right was acquired through acquisition of Suodi. The land use right certificate will expire at November 2048. The Company amortizes the land use right over 39 years starting from the date of acquisition. For the year ended December 31, 2012, the Company has recorded $218,480 amortization expense on land use right (2011 and 2010 - $213,274 and $207,029, respectively). The amortization was included in selling, general and administrative expenses. For the next five years, the Company will amortize approximately $220,758 annually on the land use right.

(c)	The construction license was acquired through acquisition of Xinxing Construction. The construction license, which is subject to renewal every 5 years, is not amortized and has an indefinite estimated useful life because management will be able to continuously renew the license in future. The license will be subject to renewal on January 1, 2016.

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

No impairment was recognized for December 31, 2012, 2011 and 2010.

Note 11 – Accrued Expenses

Accrued expenses consist of the following as of December 31, 2012 and 2011:

	2012	2011
Accrued expenses	$19,521,717	$8,000,003
Accrued interest	2,707,797	380,038
Total	$22,229,514	$8,380,041

Note 12 – Loans from Employees

The Company has borrowed monies from certain employees to fund the Company’s construction projects. These unsecured loans bear interest at 20% in 2012 (2011 – 20%) per annum, are due on demand and are available to all employees.

Included in these loans are loans from the Company’s executives:

	2012	2011
President	$1,637,213	$889,750
Chief executive officer	160,511	317,768
Chief financial officer	963,066	238,326
Chief operating officer	642,044	158,884
	$3,402,834	$1,604,728

Note 13 – Loans Payable

Loans payable represent amounts due to various banks and are due on demand or within three years. These loans generally can be renewed with the banks when they mature. Loans payable at December 31, 2012 and December 31, 2011 consisted of the following:

	2012	2011
Xi'an Rural Credit Union Zao Yuan Rd. Branch
Originally due July 2, 2011, renewed on June 27, 2011 and extended to July 1, 2012, annual interest was at 8.856%, secured by the Company's JunJing Yuan I building No. 12, Han Yuan and guaranteed by the Company’s President, President`s spouse, CEO, Tsining’s general manager and his spouse. This amount was fully repaid in July 2012.	$-	$2,542,143

Xinhua Trust Investments Ltd.
Due February 10, 2012, annual interest was at 10%, secured by the 24G project. This loan was fully repaid in February 2012.	-	23,832,600

Bank of Xian
Annual interest was fixed at 130% of People’s Bank of China prime rate at the time of borrowing (or 8.528%), secured by the Company's Junjing building No. 12. $794,420 was payable on March 31, 2012; $794,420 was payable on June 30, 2012, and $635,536 was payable on August 29, 2012. The loan was set to expire on August 29, 2012, and was fully repaid in July 2012.	-	2,224,376

Bank of Beijing, Xi’an Branch
Due December 10, 2012, annual interest was at the prime rate of People’s Bank of China (or 6.56%). The Company had restricted cash of $15,888,400 deposited with the Bank of Beijing as collateral. The Company repaid the loan in November and December 2012.	-	15,888,400
The Company signed an agreement for a line of credit of approximately $31.8 million (RMB 200 million). The total amount will be due on November 30, 2014. As of December 31, 2011, the Company drew $11,121,880 (RMB 70 million) from the line of $31.8 million, and during the year ended December 31, 2012 the Company drew the remaining $20,866,439 (RMB 130 million) and repaid $9,630,664 (RMB 60 million). Annual interest is at 130% of People’s Bank of China prime rate (or 8%). The loan is secured by Puhua Phase II project’s land use right and construction in progress. The repayment schedule is as follows when the total $31.8 million loan is drawn subsequent to December 31, 2012: – May 30, 2013 - $3,210,221 (RMB 20 million); November 30, 2013 - $9,630,664 (RMB 60 million); May 30, 2014 - $4,815,332 (RMB 30 million); November 30, 2014 - $4,815,332 (RMB 30 million). The loan is also subject to certain repayment requirements based on percentage of sales contract signed over total estimated sales amount of Puhua project.	22,471,549	11,121,880

Construction Bank of China
Due on March 6, 2015, annual interest is People’s Bank of China prime rate plus 1% (or 7.15%). The loan is secured by JunJing III project and its land use right. The repayment schedule is as follows: August 2014 - $802,555 (RMB 5 million); March 2015 – $802,555 (RMB 5 million). The loan is also subject to certain repayment requirements based on percentage of sales contract signed over total estimated sales amount of JunJing III. The Company repaid $7,865,989 (RMB 50 million) of the original principal of $9,471,100 (RMB 60 million) during the year.	1,605,111	-

Tianjin Cube Equity Investment Fund Partnership
Originally due on January 27, 2012, extended it to July 27, 2012 in November 2011, annual interest was 9.6%, secured by JunJing II Commercial Units, JunJing I Residential units and part of Company’s Park Plaza project. The balance was fully repaid in July 2012.	-	31,776,800

JP Morgan
Originally due on March 13, 2011 and extended to June 14, 2012, annual interest was at 1.97%, secured by $35,590,016 of restricted cash. The loan was fully repaid in 2012.	-	30,016,491

Bank of China, Macau Branch
Due December 16, 2013, annual interest is based on 3-month LIBOR (“LIBOR”) rate plus 3.6%. The 3-month LIBOR rate at December 31, 2012 was 0.3095%, secured by $32,102,213 (RMB $200,000,000) of restricted cash.	31,000,000	31,000,000

Bank of Communication offshore branch
Due on November 13, 2015, annual rate is 2.9%, secured by $36,114,990 (RMB $225,000,000) of restricted cash.	30,000,000	-

Bank of China, Singapore Office Due November 22, 2014, annual interest is based on 3-month LIBOR rate plus 1.55%. The 3-month LIBOR rate at December 31, 2012 was 0.3095%, secured by $32,102,213 (RMB $200,000,000) of restricted cash.	31,800,000	-

LUSO International Bank
The Company signed an agreement for a line of credit of $9.7 million with LUSO International Bank. The amount that can be withdrawn is limited to 97% of the restricted cash secured for the line of credit. The total amount will be due on March 27, 2015. As of December 31, 2012, the Company has drawn $7,761,153 from the line of $9.7 million which is 97% of $ 8,025,213 (RMB 50 million) restricted cash secured. Annual interest is based on 3-month LIBOR rate plus 2.7%. The 3-month LIBOR rate at December 31, 2012 was 0.3095%.	7,761,153	-

Xi’an Xinxing Days Hotel & Suites Co., Ltd. (“Days Hotel”) (Note 23)
There are several loans from Days Hotel, including: $995,169 (RMB 6.2 million) due on March 13, 2013 and repaid; $321,022 (RMB 2 million) due on March 31, 2013; $5,136,354 (RMB 32 million) due on April 28, 2013; $4,815,332 (RMB 30 million) due on June 30, 2013; $3,210,221 (RMB 20 million) due on July 2, 2013; $6,741,465 (RMB 42 million) due on November 13, 2013. All Days Hotel loans have an annual interest rate of 20%.	21,219,563	-

Changcheng Financing Company Limited
Due on November 8, 2014, annual interest rate is 19%, secured by an income producing property of Tsining.	4,815,332	-

Shanghai XinYing Fund, LLC (“XinYing”) (Note 23)
Due August 7, 2014, annual interest is 9.6% and the effective annual interest rate is 27.16% due to related finance consulting fees (note 23), secured by 100% ownership of Xinxing Construction’s shares, corporate guarantee from Tsining, Puhua, and the Company (Note 24). The repayment schedule per agreement is as follows: June 1, 2013 - $1,605,111 (RMB 10 million); December 1, 2013 - $1,605,111 (RMB 10 million); June 1, 2014 - $1,605,111 (RMB 10 million); August 7, 2014 – 19,261,328 (RMB 120 million).	24,076,660	-
Total	$174,749,368	$148,402,690

Note 13 – Loans Payable (Continued)

Except for the loans from JP Morgan Bank of China, Macau Branch, Bank of China Singapore Branch and Bank of Communication offshore branch, which were drawn to repay mandatorily redeemable non-controlling interest in Subsidiaries (Note 15) and the loans from LUSO International Bank, which were drawn to repay convertible debt (Note 14), all other loans were drawn to directly finance construction projects.

The $36.1 million of restricted cash corresponding to a $30 million loan from Bank of Communications offshore Branch, the $32.1 million of restricted cash corresponding to a $31 million loan from Bank of China, Macau Branch, the $32.1 million of restricted cash corresponding to a $31.8 million loan from Bank of China, Singapore Branch, and $8.0 million of restricted cash corresponding to a $7.76 million loan from LUSO International Bank are of the same nature. These borrowings were incurred in Hong Kong to repay the mandatorily redeemable preferred shares of Prax. However, the majority of our cash resided in mainland China and to wire funds from mainland China to Hong Kong is subject to foreign exchange restrictions imposed by the PRC government. Thus, in order for us to repay our Hong Kong and oversea counterparties, we had to utilize the special lending facilities provided by major PRC banks and foreign financial institutions (i.e. JP Morgan and Bank of China) to allow us to borrow outside of mainland China using cash we have in mainland China as guarantees.

The majority of interest paid was capitalized and allocated to various real estate construction projects.

The loans payable balances were secured by certain of the Company’s real estate held for development or sale with a carrying value of $44,920,900 at December 31, 2012 (December 31, 2011 - $48,916,028, certain buildings and income producing properties and improvements with a carrying value of $4,287,898 at December 31, 2012 (December 31, 2011- $20,022,475) and certain land use rights with a carrying value of $Nil at December 31, 2012 (December 31, 2011- $3,371,814). The weighted average interest rate on loans payable as at December 31, 2012 was 7.1% (December 31, 2011 – 6.7%).

The loan from Bank of Beijing and Construction Bank of China are also subject to certain repayment terms based on certain percentage of units sold in Puhua project and JunJing III. Based on this repayment term, the Bank of Beijing and Construction Bank of China can demand repayment of all remaining balance outstanding at any time (Bank of Beijing – $22,471,549; Construction Bank of China – $1,605,111).

The principal repayment requirements for the following 5 years are as follows:

Due in 1 year	$79,506,445
1 – 2 years	57,481,770
2 – 3 years	37,761,153
3 – 4 years	-
4 – 5 years	-
After 5 years	-
$174,749,368

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

Prior to June 10, 2010, the date of Amendment, the Company used the Cox-Ross-Rubinstein Binomial Lattice Model (the “CRR Model”) to assess the fair value of warrants embedded derivatives at each reporting period. After the Amendment, since the investor might exercise the warrants on a cashless basis and receive one common share for every two warrants held if the investor converts at least 55% of face amount of Convertible Debt held, in addition to the CRR Model, the Company also uses an alternative valuation method (the “Alternative Model”) to assess the fair value of the warrants. The Alternative Model is based on the share price of the Company at valuation date and the number of common shares that could result from a two for one cashless exercise. The Company records the warrant liability based on the higher valuation resulted from either CRR Model or Alternative Model at each valuation date. Due to the substantive change of the conversion feature on the Non-convertible Portion, the Amendment is treated as a debt extinguishment on the Non-convertible portion. The deemed proceeds of the revised $11 million Non-convertible Portion are allocated to the embedded derivative and to the cost associated with the change in the terms of the outstanding warrants. The remaining proceeds were then allocated to the carrying value of the Convertible Debt.

Note 14 – Convertible Debt (Continued)

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

Note 15 – Mandatorily redeemable non-controlling interests in Subsidiaries (As restated, see note 2)

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

During the first quarter of 2010, the Company agreed to redeem Prax’s 1,000 Class A shares in Success Hill in order to fix the maximum return on Prax’s initial investment. Both parties then entered into an Amended and Restated Shareholders’ Agreement on May 24, 2010. The Company agreed with Prax to redeem all Prax’s Class A Shares within three years by December 31, 2012 for consideration of the USD equivalent of $89.94 million (RMB 576 million). According to the Amendment, the redemption obligation was also guaranteed by the Company.

As Prax’s interest in the consolidated subsidiaries met the definition of a mandatorily redeemable financial instrument, it was reported within liabilities as mandatorily redeemable non-controlling interests in subsidiaries of the Company’s consolidated balance sheets and initially measured at the fair value of cash that would be due and payable to Prax under the Amended and Restated Shareholders Agreement over three-year period.

The Company recorded a liability of $77,341,429 on May 24, 2010 reflecting the fair value of the redemption amount of Prax’s interest and eliminated the original non-controlling interest in the equity on the consolidated balance sheets. The difference of $48,969,961 between the carrying value of the original non-controlling interests and the fair value of redemption amount of Prax’s interest was reflected as a charge to retained earnings. Subsequently, the Company recorded accretion cost on these redeemable non-controlling interests using the effective interest method based on the risk free rate of 5.85%, an independent observational input. The related accretion cost incurred for the year ended December 31, 2012 was $1,542,039 (2011 and 2010 - $3,141,484 and $2,741,683, respectively) and was capitalized in real estate held for development or sale – Puhua project.

Mandatory Redeemable Non-controlling Interests in Subsidiaries
Non-controlling interest at December 31, 2009	$28,371,468
Reclassify to mandatorily redeemable non-controlling interests in Subsidiaries	(28,371,468)
Non-controlling interest at December 31, 2010	$-

Mandatory Redeemable Non-controlling Interests in Subsidiaries (Restated – Note2)
Mandatory redeemable non-controlling interests in subsidiaries at December 31, 2010	$52,428,827
Capitalized accretion cost on mandatorily redeemable non-controlling interests in Subsidiaries	3,141,484
Repayments made in fiscal 2010	(31,000,000)
Difference in foreign exchange translation	1,847,813
Mandatorily redeemable non-controlling interests in subsidiaries at December 31, 2011	26,418,124
Capitalized accretion cost on mandatorily redeemable non-controlling interests in subsidiaries	1,542,039
Repayments made during the year	(28,654,408)
Difference in foreign exchange translation	694,245
Mandatorily redeemable non-controlling interests in Subsidiaries at December 31, 2012	$-

As at December 31, 2012, the Company has repaid Prax in full and redeemed all Prax’s ownership interest in Puhua. The actual legal transfer to revert the ownership interest in Puhua back to the Company was completed in January 2013.

Note 16 - Income Taxes (As restated, see note 2)

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

Note 16 - Income Taxes (As restated, see note 2) (Continued)

Reconciliation of income tax expense to the amount computed by applying the current statutory tax rate to income before income taxes is as follows:

	2012	2011	2010
Income before provision for income taxes	$27,953,785	16,101,762	$26,231,021
U.S. statutory rate of 34%	$9,504,287	$5,474,599	$8,918,547

Non-taxable income (non-deductible expense)	554,563	(556,648)	(936,131)
Foreign income not subject to tax rate in U.S.	(10,246,824)	(5,340,697)	(8,196,588)

Foreign income taxed at 25%	7,256,244	3,598,184	5,866,067
Foreign non-deductible expenses	101,092	131,761	101,552
Change in valuation allowance	573,653	425,580	427,370
Provision for income taxes	$7,743,015	$3,732,779	$6,180,817

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

As at December 31, 2012, the Company had PRC subsidiaries that were in loss positions and had net operating loss carry forwards of approximately $11,012,491 that began to expire in 2012. The Company also has a U.S. net operating loss carry forward of approximately $4,482,673 from the holding company, which will begin to expire in 2016.

Note 17 – Shareholders' Equity

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

Including the fair value of warrants associated with the convertible debenture (Note 14), the total warrant liability as at December 31, 2012 was $Nil (December 31, 2011 - $4,162). The total gain from the change in fair value of warrants for the year ended December 31, 2012 was $4,162 (2011 – gain of $1,138,061 and 2010 – gain of $2,527,423).

Note 17 – Shareholders' Equity (Continued)

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

Note 17 – Shareholders' Equity (Continued)

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

Note 18 – Statutory Reserves

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

Notes 19 – Other Revenue

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

Note 20 – Employee Welfare Plan

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

Note 21– Earnings (Losses) Per Share (As restated, see note 2)

Earnings (losses) per share for the years ended December 31, 2012, 2011 and 2010 were determined by dividing net income (loss) attributable to China Housing & Land Development, Inc. for the years by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

	2012 (Restated – Note 2)	2011 (Restated – Note 2)	2010 (Restated – Note 2)
Numerator
Net income attributable to China Housing & Land Development, Inc. - basic	$20,210,771	$12,368,982	$(28,919,757)
Effect of dilutive securities
Convertible debt - Accretion expense	954,979	839,422	1,099,516
Convertible debt - Change in fair value of embedded derivatives	(330,628)	(1,697,097)	(3,882,873)
Income (loss) attributable to China Housing & Land Development, Inc. - diluted	$20,835,122	$11,511,307	$(31,703,114)
Denominator
Weighted average shares outstanding - basic	34,954,909	34,741,511	32,854,429
Effect of dilutive securities
Warrants	-	-	-
Convertible debt	1,593,576	1,615,709	2,724,969
Weighted average shares outstanding - diluted	36,548,485	36,357,220	35,579,398
Earnings per share
Basic earnings (losses) per share	$0.58	$0.36	$(0.88)
Diluted earnings (losses) per share	$0.57	$0.32	$(0.89)

All outstanding warrants have an anti-dilutive effect on the earnings per share and are therefore excluded from the determination of the diluted earnings per share calculation.

Note 22 – Segmented Reporting (As restated, see note 2)

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

	Real Estate Development and Sales	Construction	All other	Adjustments and elimination		Consolidated
Revenues from external customers	$115,299,428	$22,321,169	$4,209,386	$-	(1)	$141,829,983
Intersegment revenues	-	22,210,915	-	(22,210,915	)(1)	-
Rental from external customers	802,159	108,247	-	-		910,406
Interest revenue	157,045	-	3,552	-		160,597
Other income other than rental and interest	6,418,264	141,636	-	-		6,559,900
Total revenue	122,676,896	44,781,967	4,212,938	(22,210,915	)(1)	149,460,886
Interest expense	335,306	54,964	167,066	-		557,336
Segment profit before taxes	26,868,968	1,283,733	127,900	(326,815	)(1)	27,953,786
Income taxes	7,296,081	321,028	169,952	(44,046)		7,743,015
Net income (loss)	19,572,887	962,705	(42,052)	(282,769)		20,210,771
Depreciation	1,862,873	180,859	21,648	-		2,065,380
Amortization of intangible	218,480	-	-	-		218,480
Capital expenditures	10,561,530	-	10,223	152,134		10,723,887
Total assets	514,683,882	76,258,528	229,415,298	(321,980,074	)(2)	498,377,634

Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company’s consolidated financial statements as at and for the year ended December 31, 2011 are as follows:

	Real Estate Development and Sales	Construction	All other	Adjustments and elimination		Consolidated
Revenues from external customers	$104,800,783	$7,302,791	$3,571,934	$-		115,675,508
Intersegment revenues	-	18,723,533	-	(18,723,533	)(1)	-
Rental from external customers	854,703	119,886	-	-		974,589
Interest revenue	194,907	-	5,229	-		200,136
Other income other than rental and interest	3,193,344	749,677	-	-		3,943,021
Total revenue	109,043,737	26,895,887	3,577,163	(18,723,533	)(1)	120,793,254
Interest expense	971,868	78,541	168,055	-		1,218,464
Segment profit before taxes	12,518,839	861,761	2,255,154	466,008	(1)	16,101,762
Income taxes	3,744,668	215,569	(227,458)	-		3,732,779
Net income	8,774,170	646,192	2,482,612	466,008		12,368,982
Depreciation	1,741,300	195,766	23,636	-		1,960,702
Amortization of intangible	213,274	-	-	-		213,274
Capital expenditures	4,727,291	4,496	21,255	-		4,753,042
Total assets	471,813,946	23,514,890	188,963,201	(239,015,677	)(2)	445,276,360

Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company’s consolidated financial statements as at and for the year ended December 31, 2010 are as follows:

	Real Estate Development and Sales	Construction	All other	Adjustments and elimination		Consolidated
Revenues from external customers	$132,081,125	$1,282,292	$3,747,220	$-		$137,110,637
Intersegment revenues	-	4,150,552	-	(4,150,552	)(1)	-
Rental from external customers	1,400,127	58,789	-	-		1,458,916
Interest revenue	269,546	-	47,324	-		316,870
Other income other than rental and interest	1,991,025	-	-	-		1,991,025
Total revenue	135,741,823	5,491,633	3,794,544	(4,150,552	)(1)	140,877,448
Interest expense	1,282,324	15,522	536,476	-		1,834,322
Segment profit before taxes	22,895,348	119,110	3,216,563	-		26,231,021
Income taxes	6,019,999	29,778	172,087	(41,047	)(1)	6,180,817
Net income	16,875,349	89,332	3,044,476	41,047	(1)	20,050,204
Depreciation	3,063,533	46,332	69,218	-		3,179,083
Amortization of intangible	207,029	-	-	-		207,029
Capital expenditures	1,860,234	-	40,299	-		1,900,533
Total assets	349,120,104	16,877,867	155,713,191	(172,513,499	)(2)	349,197,663

(1)	These represent revenues earned from construction service performed by Xinxing Construction for Real Estate Development and Sales segment and its profits. They are eliminated upon consolidation.

(2)	The adjustment represents long-term investments in subsidiaries and inter-subsidiary balances elimination upon consolidation.

Note 23 – Commitments and Contingencies

The Company leases part of its office and hotel space under various operating lease agreements with expiration dates in 2019.

In connection with the loans borrowed from XinYing (Notes 13 and 24), the Company also signed a finance consulting agreement with XinYing where the Company is committed to pay consulting fees on a quarterly basis up to July 2015 for financing services provided.

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

The Company from time to time has to renew certain real estate development licenses in the normal course of business. Management believes the Company will be able to continuously renew the construction licenses. As of December 31, 2012, one of the licenses has expired and an application was submitted for government approval.

Note 24 – Related Party Transactions

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

The Company also has a loan payable of $21,219,563 to Days Hotel as at December 31, 2012 (December 31, 2011 - $Nil) (Note 13). For the year ended December 31, 2012, the Company incurred $1,373,642 (2011 - $Nil; 2010 - $Nil) in interest to Days Hotel and capitalized the amounts in real estate held for development or sale. As at December 31, 2012, the Company also had $1,231,316 (December 31, 2011 - $Nil) in interest payable to Days Hotel.

During the year ended December 31, 2012, the Company also borrowed a $24,076,660 (RMB 150 million) from XinYing (Note 13), in which an executive partner is the spouse of one of the Company’s executive officers. The Company incurred a total of $1,646,783 (2011 - $Nil; 2010 - $Nil) in interest and finance consulting fees to XinYing during the year ended December 31, 2012 and capitalized the amount in real estate held for development or sales. As at December 31, 2012, the Company also had $64,204 (December 31, 2011 - $Nil) in interest payable to XinYing.

Note 25 – Subsequent Event

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

The Company borrowed additional $28,891,992 (RMB 180 million) from China Construction Bank on May 13, 2013, $32,102,213 (RMB 200 million) from Bank of Communication on April 25, 2013 and $30,497,103 (RMB 190 million) from Bank of Xi’an on April 25, 2013.

The Company repaid the $22,471,549 loan from Bank of Beijin, Xian Branch in April 2013 and repaid $1,605,111 loan from China Construction Bank during the first quarter of 2013 (note 13).

On May 27, 2013, the Company approved the issuance of 411,125 shares of common stock to compensate services provided by all the directors. The shares were valued at $900,364 based on the $2.19 closing price of the shares on the grant date and are recorded as stock-based compensation on the consolidated statements of income. The shares were issued in July 2013.

The Company signed the agreement to acquire the land use right from the Baqiao government for the Golden Bay project on November 5, 2013. The total purchase price of the land use right is $68,630,719 (RMB 420,020,000). The Company is expecting to close the transaction during the fourth quarter of fiscal 2013.

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

Mr. Suiyin Gao, Independent Director

Mr. Suiyin Gao, 60, has served as an independent Director of our Company since October 2007. He has over 30 years of experience in human resources and management consulting. Mr. Gao is currently the head of the Shaanxi Senior Talent Office, which is affiliated with the Shaanxi Provincial government and is focused on corporation management, consultation and human resources services. Mr. Gao is the founder and chairman of Shaanxi Management Member Club, one of the largest manager clubs in Shaanxi province. Mr. Gao is currently an independent director of six enterprises, and also has acted as a senior consultant to more than twenty enterprises. Previously, beginning in 1973, Mr. Gao worked in government service. In 1998, Mr. Gao received his MBA from Northwest University in China. We believe Mr. Gao’s qualifications to serve on the Board include his extensive knowledge and experience in human resources and management consulting as well as his knowledge of our industry.

Mr. Albert McLelland, Independent Director

Mr. Albert McLelland, 54, has served as an independent Director since February 2009. He also serves as the Chairman of the Board’s Audit Committee.

In 2011 he served as Chairman of the Special Committee for the sale of for China Fire & Security Group, Inc. to Bain Capital. From 2008 until its sale, Mr. McLelland served as an independent Director and Chairman of the Audit Committee of the Board of Directors for China Fire & Security Group, Inc. Mr. McLelland also served as an independent Director of Directors for Yanglin Soybean, Inc.

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

Code of Ethics

On November 8, 2007, the Company’s Board of Directors adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of this Code of Ethics is available on the Company’s website, www.chldinc.com, in the section titled Officers & Directors, which can be found on our home page. The website and information contained on it or incorporated in it are not intended to be incorporated in this Annual Report on Form 10-K/A or other filings with the U.S. Securities and Exchange Commission.

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

The Board of Directors and the majority shareholders have adopted the 2010 Long Term Incentive Plan (the “2010 Plan”). Since the adoption of the 2010 Plan, on June 13, 2011, we issued incentive compensation comprised of options to acquire common stock of the Company to employees, officers and directors. The exercise price of the options was determined based on the fair value of the common stock at the grant date. During 2012, 30% of the options expired because certain performance goals in the stock option agreements between the Company and employees were not met.

The table below sets forth the outstanding equity awards as of December 31, 2012.

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested (h)
Pingji Lu	June 13, 2011	-	86,232	123,188	1.39	June 12, 2021	-	-
Xiaohong Feng	June 13, 2011	-	66,727	95,324	1.39	June 12, 2021	-	-
Cangsang Huang	June 13, 2011	-	49,686	70,980	1.39	June 12, 2021	-	-
Jing Lu	June 13, 2011	-	54,202	77,432	1.39	June 12, 2021	-	-

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

91

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

MSCM LLP who ceased operations as of June 1, 2013 performed the audits for the years ended December 31, 2012 and 2011.

The following are the services provided by MSCM LLP and the amount billed:

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

MNP LLP (“MNP”) performed the audit of the restated financial statements for the year ended December 31, 2012 and has not billed any of this service. MNP’s audit was 100% performed by MNP’s full-time, permanent employees.

ITEM 15. EXHIBITS AND REPORTS ON FORM 10-K/A.

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

3.1	Articles of Incorporation (incorporated by reference to the exhibits to Registrants Form SB-2 filed on October 27, 2004).
3.2	Registrant’s By-Laws (incorporated by reference to the exhibits to Registrants Form SB-2 filed on October 27, 2004).
4.1	First Amendment to Securities Purchase Agreement between the Company and Investors dated June 11, 2010 incorporated by reference from exhibit 4.1 to Form 10-Q filed on August 12, 2010.
4.2	Form of Senior Secured Convertible Note Issued by the Company incorporated by reference from exhibit 4.2 to Form 10-Q filed on August 12, 2010.
4.3	Form of Stock Purchase Warrant Issued by the Company incorporated by reference from exhibit 4.3 to Form 10-Q filed on August 12, 2010.
10.1	Securities Purchase Agreement (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 30, 2008, File Number 001-34065).
10.2	Form of Convertible debt (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 30, 2008, File Number 001-34065).
10.3	Form of Warrant (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 30, 2008, File Number 001-34065).
10.4	Form of Pledge Agreement (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 30, 2008, File Number 001-34065).
10.5	Form of Registration Rights Agreement (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 30, 2008, File Number 001-34065).
10.6	Framework Agreement, dated November 5, 2008, by and between the Registrant and Prax Capital China Real Estate Fund I, Ltd. (incorporated by reference to the exhibits to the Registrant’s Form 10-K filed on March 25, 2009).
10.7	Deed of Guarantee, dated November 5, 2008, made by the Registrant in favor of Success Hill Investments Limited and Prax Capital Real Estate Holding Limited (incorporated by reference to the exhibit to Registrant’s Form 8-K filed on January 28, 2009).
10.8	Employment agreement with Pingji Lu (incorporated by reference to the exhibits to Registrant’s Form S-1 Amendment No 2 filed on July 14, 2008).
10.9	2007 Stock Incentive Plan (incorporated by reference to the exhibits to Registrant’s Form S-1 Amendment No 8 filed on November 5, 2009).
10.10	Equity Pledge Agreement, dated January 31, 2011 by and among the Company and the Pledgees (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 4, 2011).
10.11	Guarantee Agreement, dated January 31, 2011 by and among the Company and the Lenders (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 4, 2011).
10.12	Share Charge Deed, dated January 31, 2011 by and among Wayfast Holdings Limited (as Chargor) and the Lenders (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 4, 2011).
10.13	Financial Consultant Agreement, dated January 31, 2011 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 4, 2011).
10.14	Entrustment Loan Agreements #1, #2, #3 and #4, dated January 31, 2011 by and among a subsidiary of the Company and certain lenders (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 4, 2011).

10.15	Project Financing Agreement, dated January 31, 2011 by and among a subsidiary of the Company and the Lenders (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 4, 2011).
10.16	2010 Long-Term Incentive Plan (incorporated by reference to the exhibits to Registrant’s Information Statement on Schedule 14C filed on January 20, 2011).
10.17	Amendment No. 1 to the Equity Pledge Agreement, dated December 6, 2011 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 1, 2012)
10.18	Amendment No. 1 to Guarantee Agreement, dated December 6, 2011 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 1, 2012)
10.19	Amendment No. 1 to Share Charge Agreement, dated December 6, 2011(incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 1, 2012)
10.20	Entrustment Loan Agreement Supplemental Agreement, dated January 26, 2012 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 1, 2012)
1021	Entrustment Loan Agreement Supplemental Agreement, dated January 26, 2012 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 1, 2012)
10.22	Entrustment Loan Agreement Supplemental Agreement, dated January 26, 2012 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 1, 2012)
10.23	Entrustment Loan Agreement Supplemental Agreement, dated January 26, 2012 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 1, 2012)
10.24	Supplemental Agreement to the Project Financing Agreement, dated January 26, 2012 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 1, 2012)
10.25	Director service agreement for Andy Fong (Incorporated by reference to the exhibits to Registrant’s Form 10-K filed on April 1, 2013)
10.26	Director service agreement for Michael Marks (Incorporated by reference to the exhibits to Registrant’s Form 10-K filed on April 1, 2013)
10.27	Director service agreement for Yusheng Lin (Incorporated by reference to the exhibits to Registrant’s Form 10-K filed on April 1, 2013)
10.28	Director service agreement for Suiyin Gao (Incorporated by reference to the exhibits to Registrant’s Form 10-K filed on April 1, 2013)
10.29	Director service agreement for Albert Mclelland (Incorporated by reference to the exhibits to Registrant’s Form 10-K filed on April 1, 2013)
21.1*	List of subsidiaries.
23.1*	Consent of MNP LLP.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1+	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2+	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS +	XBRL Instance Document
101.SCH +	XBRL Taxonomy Extension Schema Document
101.CAL +	XBRL Taxonomy Extension Calculation Linkbase Document
101.EDF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB +	XBRL Taxonomy Extension Label Linkbase Document
101.PRE +	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

+Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

CHINA HOUSING AND LAND DEVELOPMENT, INC.

November 19, 2013	By:	/s/ Xiaohong Feng
Name: Xiaohong Feng
Title: Chief Executive Officer
(Principal Executive Officer)

November 19, 2013	By:	/s/ Cangsang Huang
Name: Cangsang Huang
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Xiaohong Feng and Cangsang Huang, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K/A and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, this Form 10-K/A has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Pingji Lu	Chairman of the Board	November 19, 2013
Pingji Lu

/s/ Xiaohong Feng	Chief Executive Officer & Managing Director	November 19, 2013
Xiaohong Feng	(Principal Executive Officer)

/s/ Cangsang Huang	Chief Financial Officer	November 19, 2013
Cangsang Huang	(Principal Financial and Accounting Officer)

/s/ Albert S. McLelland	Independent Director	November 19, 2013
Albert S. McLelland

/s/ Mr. Yusheng Lin	Independent Director	November 19, 2013
Yusheng Lin

/s/ Heungsong Fong	Independent Director	November 19, 2013
Heungsong Fong

/s/ Mr. Suiyi Gao	Independent Director	November 19, 2013
Suiyi Gao

