Form 10-Q/A
period 2013-03-31
China Housing & Land Development, Inc.
filed 2013-11-20
CIK 1303330

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

1008, Liuxue Road, Baqiao District

Xi'an, Shaanxi Province

China 710038

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

Large accelerated filer ☐	Accelerated filer ☐¨	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of Common Stock outstanding on May 15, 2013 was 35,086,599 shares.

Explanatory Note

The Company is filing this amendment for the purposes set forth below:

1. The Company reviewed its accounting treatment of the measurement of the liability related to mandatorily redeemable non-controlling interests in subsidiaries and found the effective interest rate of 45% (the “Interest Rate”) the Company used did not have sufficient observable inputs, as contemplated by the applicable regulations, to support the use of the Interest Rate. After detailed analysis, the Company determined that the observable inputs and other relevant data support the use of an interest rate of 5.85% (the “Revised Interest Rate”).

As a result, the Company is filing this amendment to its Form 10-Q for the fiscal quarter ended March 31, 2013, to amend and restate the financial statements and other financial information contained herein using the Revised Interest Rate (“Restatement #1”).

This Restatement #1 resulted in an increase in both basic and diluted net earnings per share of $0.02 for the three months ended March 31, 2013, respectively, and an increase in both basic and diluted net earnings per share of $0.01 for the three months ended March 31, 2012, respectively. Total assets and total shareholders’ equity decreased by $24.5 million and $28.7 million as at March 31, 2013, respectively. The revisions had no impact on total cash flows for the restated periods and had no impact on the Company’s compliance with debt covenants in any period presented.

2. During the course of preparing Restatement #1 discussed above, the Company identified an error in the percentage completion calculation of Park Plaza, one of the projects of the Company, also requiring restatement (“Restatement #2”). The estimated interest in the total estimated cost of Park Plaza should be $19,531,408 according to the actual interest incurred and projection of the interest to be incurred in the future based the Company’s financing requirement. The Company underestimated the total interest for $14,285,481. The error impacts the revenue and cost calculation, which is based on total estimated cost.

This Restatement #2 resulted in a decrease in both basic and diluted net earnings per share of $0.03 for the three months ended March 31, 2013. Total assets and total shareholders’ equity both decreased by $0.8 million as at March 31, 2013. The revisions had no impact on total cash flows for the restated periods and had no impact on the Company’s compliance with debt covenants in any period presented.

As a result, the Company is filing this amendment on Form 10-Q/A to amend its Form 10-Q for the fiscal quarter ended March 31, 2013,as originally filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2013 (the “Original Filing”), to amend and restate the financial statements and other financial information contained herein using the Revised Interest Rate (Restatement #1) and correct total estimated cost of Park Plaza (Restatement #2), both as further described in Note 2 to the consolidated financial statements. Revisions to the Original Filing have been made to the following items to reflect the restatements:

Item 1 -Financial Statements

Item 2 -Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition, concurrently with the filing of this amendment, the Company is filing an amendment to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 and to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Except for the amended information referred to above and certain other non-material changes requested by the SEC, no other information in the Original Filing is amended. This Form 10-Q/A continues to describe conditions as of the date of the Original Filing and the Company has not modified or updated other disclosures presented in the Original Filing. This Form 10-Q/A does not reflect events occurring after the date of the Original Filing nor does it modify or update disclosures affected by subsequent events occurring after the date of the Original Filing nor does it modify or update disclosures affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s Form 10-K and 10-K/A for the fiscal year ended December 31, 2012, and subsequent filings made with the SEC under Sections 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934, as amended.

CHINA HOUSING & LAND DEVELOPMENT, INC.

Except as otherwise indicated by the context, references in this Form 10-Q/A to:

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding our future financial position, business strategy and plans and objectives of management for future operations. When used in this filing, the words believe, may, will, estimate, continue, anticipate, intend, expect, and similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q/A, and in particular, the risks discussed under the caption “Risk Factors” in Part II, Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission (SEC). Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements.

In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Unaudited Interim Condensed Consolidated Balance Sheets

As of March 31, 2013 and December 31, 2012

	March 31,	December 31,
	2013 (Restated – Note 2)	2012 (Restated – Note 2)
ASSETS
Cash	$47,718,732	$6,121,448
Cash - restricted	110,641,182	110,576,248
Accounts receivable, net of allowance for doubtful accounts of $579,508 and $577,713, respectively	33,846,688	26,429,332
Construction in excess of billing	2,147,813	1,484,626
Other receivables, prepaid expenses and other assets, net	11,567,950	6,854,325
Real estate held for development or sale	198,234,117	212,371,875
Property and equipment, net	34,091,945	33,837,346
Advance to suppliers	1,363,741	1,363,817
Deposits on land use rights	42,880,856	42,748,017
Intangible assets, net	54,596,079	54,482,252
Goodwill	1,920,134	1,914,186
Deferred financing costs	154,514	194,162
Total assets	$539,163,751	$498,377,634

LIABILITIES
Accounts payable	$44,578,699	$55,142,928
Advances from customers	46,386,848	49,297,915
Accrued expenses	27,886,201	22,229,514
Income and other taxes payable	26,594,910	23,727,064
Other payables	11,609,540	11,228,553
Loans from employees	32,878,293	27,868,785
Loans payable	211,416,437	174,749,368
Deferred tax liability	14,502,081	14,521,613
Total liabilities	415,853,009	378,765,740

SHAREHOLDERS’ EQUITY
Common stock: $.001 par value, authorized 100,000,000 shares;
issued 35,438,079 and 35,438,079, respectively	35,438	35,438
Additional paid in capital	50,069,711	49,972,174
Treasury stock at cost 351,480 and 351,480 shares, respectively	(434,240)	(434,240)
Statutory reserves	9,903,457	9,903,457
Retained earnings	41,447,232	38,573,966
Accumulated other comprehensive income	22,289,144	21,561,099
Total shareholders’ equity	123,310,742	119,611,894

Total liabilities and shareholders’ equity	$539,163,751	$498,377,634

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Unaudited Interim Condensed Consolidated Statements of Income

For The Three Months Ended March 31, 2013 and 2012

	March 31, 2013 (Restated – Note 2)	March 31, 2012 (Restated – Note 2)
REVENUES
Real Estate sales	$40,291,817	$20,314,196
Other revenue	11,099,124	3,067,428
Total revenues	51,390,941	23,381,624

COST OF REVENUES
Cost of real estate sales	33,086,100	13,697,650
Cost of other revenue	9,535,899	2,239,870
Total cost of revenues	42,621,999	15,937,520

Gross margin	8,768,942	7,444,104

OPERATING EXPENSES
Selling, general, and administrative expenses	3,158,003	3,023,529
Stock-based compensation	97,537	122,606
Other expenses	59,982	6,433
Financing expense	1,446,786	230,272
Accretion expense on convertible debt	-	232,486
Total operating expenses	4,762,308	3,615,326

CHANGE IN FAIR VALUE OF DERIVATIVES
Change in fair value of embedded derivatives	-	(71,103)
Change in fair value of warrants	-	368
Total change in fair value of derivatives	-	(70,735)

Income before provision for income taxes	4,006,634	3,899,513

Provision for current income taxes	1,198,003	1,073,291
(Recovery of) provision for deferred taxes	(64,635)	279,392
Provision for income taxes	1,133,368	1,352,683

NET INCOME	$2,873,266	$2,546,830

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	35,086,599	34,730,261

Diluted	35,086,599	34,730,261

NET INCOME PER SHARE
Basic	$0.08	$0.07

Diluted	$0.08	$0.07

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Unaudited Interim Condensed Consolidated Statements of Comprehensive Income

For The Three Months Ended March 31, 2013 and 2012

	March 31,	March 31,
	2013 (Restated – Note 2)	2012 (Restated – Note 2)

NET INCOME	$2,873,266	$2,546,830

OTHER COMPREHENSIVE INCOME (LOSS)
Gain (loss) on foreign exchange	728,045	(87,411)

Comprehensive income	$3,601,311	$2,459,419

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARIES

Unaudited Interim Condensed Consolidated Statements of Cash Flows

For The Three Months Ended March 31, 2013 and 2012

	March 31,	March 31,
	2013 (Restated – Note 2)	2012 (Restated – Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,873,266	$2,546,830
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	485,870	541,120
Stock-based compensation	97,537	122,606
Gain on disposal of fixed assets	-	(8,201)
Amortization of deferred financing costs	40,127	38,909
Amortization of intangible assets	55,367	54,606
(Recovery of) provision for deferred income taxes	(64,635)	279,392
Change in fair value of embedded derivatives	-	(71,103)
Change in fair value of warrants	-	368
Accretion expense on convertible debt	-	232,486
(Increase) decrease in assets:
Accounts receivable	(7,320,730)	(970,844)
Construction in excess of billing	(657,272)	-
Other receivable, prepaid expenses and other assets	(4,699,079)	(190,732)
Real estate held for development or sale	14,768,453	(9,377,856)
Advances to suppliers	4,306	206,175
Deposit on land use rights	-	(25,392,247)
Increase (decrease) in liabilities:
Accounts payable	(10,714,367)	(8,843,987)
Advance from customers	(3,058,201)	(3,284,785)
Accrued expense	5,577,855	1,190,057
Other payables	348,905	400,594
Income and other taxes payable	2,804,031	1,770,280
Net cash provided by (used in) operating activities	541,433	(40,756,332)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(632,764)	(76,548)
Proceeds from sale of property and equipment	-	19,018
Net cash used in investing activities	(632,764)	(57,530)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	278,129	17,372,775
Loans from banks	-	30,111,889
Loans from external parties	42,985,007	3,654,046
Payments of loans payable	(6,620,495)	(23,851,786)
Loans from employees	4,913,176	-
Purchase of treasury stock	-	(14,142)
Net cash provided by financing activities	41,555,817	27,272,782

INCREASE (DECREASE) IN CASH	41,464,486	(13,541,080)

Effects of foreign currency exchange	132,798	(35,748)

CASH, beginning of period	6,121,448	22,014,953

CASH, end of period	$47,718,732	$8,438,125

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

 CHINA HOUSING & LAND DEVELOPMENT, INC., AND SUBSIDIARIES

Unaudited Interim Condensed Consolidated Statements of Shareholders' Equity

As of March 31, 2013 and December 31, 2012

				Additional		Retained Earnings	Accumulated Other Comprehensive Income	Totals
	Common Stock		Treasury	Paid in	Statutory	(Restated –	(Restated –	(Restated –
	Shares	Par Value	Stock	Capital	Reserves	Note 2)	Note 2)	Note 2)
BALANCE, December 31, 2012	35,438,079	$35,438	$(434,240)	$49,972,174	$9,903,457	$38,573,966	$21,561,099	$119,611,894
Options issued for stock-based compensation	—	—	—	97,537	—	—	—	97,537
Net income	—	—	—	—	—	2,873,266	—	2,873,266
Foreign currency translation adjustment	—	—	—	—	—	—	728,045	728,045
BALANCE, March 31, 2013	35,438,079	$35,438	$(434,240)	$50,069,711	$9,903,457	41,447,232	$22,289,144	$123,310,742

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

 CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Notes To Interim Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2013 and 2012 and December 31, 2012

Note 1 – Business, Organization and Basis of Presentation

China Housing & Land Development, Inc. (“CHLN”) is a Nevada corporation, originally incorporated on July 6, 2004 under the name Pacific Northwest Productions Inc., (“Pacific”). CHLN and its subsidiaries (the “Company”) are engaged in acquisition, development, management, and sale of commercial and residential real estate properties located primarily in Xi’an, Shaanxi Province, People’s Republic of China (PRC or China).

The accompanying unaudited interim condensed consolidated financial statements include the accounts of CHLN and its subsidiaries, Xi’an Tsining Housing Development Company Inc. (“Tsining”), Xi’an New Land Development Co. (“New Land”), Manstate Assets Management Limited (“Manstate”), Success Hill Investments Limited (“Success Hill”), Puhua (Xi’an) Real Estate Development Co., Ltd. (“Puhua”), Xi’an Xinxing Property Management Co., Ltd. (“Xinxing Property”), Suodi Co., Ltd. (“Suodi”), Shaanxi Xinxing Construction Co., Ltd. (“Xinxing Construction”), Xinxing Fangzhou Housing Development Co., Ltd. (“Fangzhou”), Wayfast Holdings Limited (“Wayfast”), Clever Advance Limited (“Clever Advance”), Gracemind Holdings Limited (“Gracemind”), Treasure Asia Holdings Limited (“Treasure Asia”) and Ankang Jiyuan Real Estate Development Co., Ltd. (“Jiyuan”) (collectively, the “Subsidiaries”). Wayfast with its 100% subsidiary - Clever Advance and Gracemind with its 100% subsidiary - Treasure Asia were incorporated as holding companies in March 2009 and they were inactive during the first quarter of 2013.

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

The unaudited interim condensed consolidated financial statements are based on accounting principles that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2012 (“2012 Annual Report”); except as disclosed below. They do not include certain footnote disclosures and financial information normally included in annual consolidated financial statements prepared in accordance with GAAP and, therefore, should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s 2012 Annual Report.

Accounting Principles Recently Adopted

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-10, “Derecognition of in Substance Real Estate – a Scope Clarification” (“ASU 2011-10”) which relates to deconsolidation events. Under this amendment, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of the default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20, Property, Plant and Equipment - Real Estate Sales, to determine whether it should derecognize the in substance real estate. ASU 2011-10 was effective for the Company on January 1, 2013. The adoption of ASU 2011-10 had no material impact on the Company’s interim condensed consolidated financial statements.

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

Foreign exchange rates used:

	March 31, 2013	December 31, 2012	March 31, 2012
Period end RMB/U.S. Dollar exchange rate	6.2108	6.2301	6.2975
Average RMB/U.S. Dollar exchange rate	6.2231	6.3084	6.3098

Note 2- Restatement of Previously Issued Financial Statements

1.	On November 5, 2008, the Company and Prax Capital (“Prax”) entered into a joint venture agreement to develop 79 acres within China Housing’s Baqiao project located in Xi’an. Prax invested $29.3 million for a 25% interest in Puhua through obtaining 1,000 Class A shares of Success Hill (“Class A Shares”) with various distribution rights. Prax’s initial investments were recorded as non-controlling interests in the consolidated financial statements in 2008 and 2009.

During the first quarter of 2010, the Company agreed to redeem Prax’s 1,000 Class A shares in Success Hill. Both parties then entered into an Amended and Restated Shareholders’ Agreement on May 24, 2010. The Company agreed with Prax to redeem all Prax’s Class A Shares for consideration of the USD equivalent of $89.94 million (RMB 576 million) over a three-year period ending by December 31, 2012 (the “Amendment”). According to the Amendment, the redemption obligation was also guaranteed by the Company.

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

Note 2- Restatement of Previously Issued Financial Statements (continued)

These consolidated financial statements have been restated to correct for this error. As a result of this restatement, on the measurement day (May 24, 2010), the amount charged to retained earnings has been increased by $34,740,918 from $14,229,043 to $48,969,961 and the recorded liability has been increased from $42,600,511 to $77,341,429. The subsequent accretion expenses capitalized to the Company’s project costs were reduced by $7,280,670 from $8,822,709 to $1,542,039 during fiscal 2012; reduced by $12,341,566 from $15,483,050 to $3,141,484 during fiscal 2011; and reduced by $17,118,008 from $19,855,876 to $2,737,868 during fiscal 2010. Because the liability was fully repaid as at December 31, 2012, there was no accretion during the three months ended March 31, 2013. The accretion expense capitalized to the Company’s project costs were reduced by $1,498,701 from $1,875,915 to $377,214 during the three months ended March 31, 2012.

2.	The Company identified an error in the estimated interest included as part of the total estimated cost used for the percentage of completion calculation for Park Plaza, one of the projects of the Company. The estimated interest in the total estimated cost of Park Plaza should be $19,531,408 according to the actual interest incurred and projection of the interest to be incurred in the future based on the Company’s financing requirements (the “Revised Estimated Park Plaza Capitalized Interest”). The Company under-estimated the total interest for the project by $9,168,293. The error had impact on the revenue and cost calculation which was based on total estimated cost.

The following is a summary of the effects of using the Revised Interest Rate and Revised Estimated Park Plaza Capitalized Interest on the Company's consolidated balance sheets as at March 31, 2013 and December 31, 2012, interim condensed consolidated balance sheets, and the interim condensed consolidated statements of income, comprehensive income and cash flows for the three months ended March 31, 2013 and 2012. The effects of the restatement also reflect other changes related to income taxes and earnings per share. The revisions had no significant impact on total cash flow for the restated periods and had no impact on the Company's compliance with debt covenants in any period presented.

As of March 31, 2013
	As Previously Reported	Restatement Impact #1	Restatement Impact #2	As Restated
Consolidated Balance Sheets
Accounts receivable	35,811,101	(1,160,709)	(803,704)	33,846,688
Real estate held for development or sale	221,558,302	(23,324,185)		198,234,117
Total assets	564,452,349	(24,484,894)	(803,704)	539,163,751
Advances from customers	44,422,436	1,160,709	803,703	46,386,848
Income and other taxes payable	24,073,995	3,009,928	(489,013)	26,594,910
Total liabilities	411,367,682	4,170,637	314,690	415,853,009
Retained earnings	68,138,020	(25,574,605)	(1,116,183)	41,447,232
Accumulated other comprehensive income	25,372,281	(3,080,926)	(2,211)	22,289,144
Total shareholders' equity	153,084,667	(28,655,531)	(1,118,394)	123,310,742
Total liabilities and shareholders' equity	564,452,349	(24,484,894)	(803,704)	539,163,751
Consolidated Statements of Income
Real estate sales	43,274,571	(1,378,523)	(1,604,231)	40,291,817
Total revenues	54,373,695	(1,378,523)	(1,604,231)	51,390,941
Cost of real estate sales	35,788,415	(2,588,415)	(113,900)	33,086,100
Total costs of revenues	45,324,314	(2,588,415)	(113,900)	42,621,999
Selling, general, and administrative expenses	3,161,881	(1,792)	(2,086)	3,158,003
Total operating expenses	4,766,186	(1,792)	(2,086)	4,762,308
Income before provision for income taxes	4,283,195	1,211,684	(1,488,245)	4,006,634
Provision for income taxes	1,267,143	302,921	(372,061)	1,198,003
NET INCOME	3,080,687	908,762	(1,116,183)	2,873,266
EARNINGS PER SHARE
Basic	0.09	0.02	(0.03)	0.08
Diluted	0.09	0.02	(0.03)	0.08
Consolidated Statements of Comprehensive Income
NET INCOME	3,080,687	908,762	(1,116,183)	2,873,266
Foreign currency translation adjustment	820,048	(89,792)	(2,211)	728,045
Comprehensive income attributable to China Housing & Land	3,900,735	818,970	(1,118,394)	3,601,311
Consolidated Statements of Cash Flows
Net income	3,080,687	908,762	(1,116,183)	2,873,266
Accounts receivable	(8,812,107)	689,262	802,115	(7,320,730)
Real estate held for development or sale	17,258,992	(2,490,539)	0	14,768,453
Advances from customers	(4,549,578)	689,262	802,115	(3,058,201)
Income and other taxes payable	3,088,825	203,253	(488,047)	2,804,031

As of March 31, 2012
	As Previously Reported	Restatement Impact #1	As Restated
Consolidated Statement of Income
Real estate sales	20,434,343	(120,147)	20,314,196
Total revenues	23,501,771	(120,147)	23,381,624
Cost of real estate sales	14,232,864	(535,214)	13,697,650
Total costs of revenues	16,472,734	(535,214)	15,937,520
Selling, general, and administrative expenses	3,023,685	(156)	3,023,529
Total operating expenses	3,615,482	(156)	3,615,326
Income before provision for income taxes	3,484,290	415,223	3,899,513
Provision for current income taxes	969,485	103,806	1,073,291
NET INCOME	2,235,413	311,417	2,546,830
EARNINGS PER SHARE
Basic	0.06	0.01	0.07
Diluted	0.06	0.01	0.07
Consolidated Statements of Comprehensive Income
NET INCOME	2,235,413	311,417	2,546,830
Foreign currency translation adjustment	(106,413)	19,002	(87,411)
Comprehensive income	2,129,000	330,419	2,459,419

Consolidated Statement of Cash Flows
Net income	2,235,413	311,417	2,546,830
Accounts receivable	(1,030,918)	60,074	(970,844)
Real estate held for development or sale	(8,851,173)	(526,683)	(9,377,856)
Advances from customers	(3,344,859)	60,074	(3,284,785)
Income and other taxes payable	1,675,161	95,119	1,770,280
Net Cash used by operating activities	(40,756,332)	-	(40,756,332)

As of December 31, 2012
	As Previously Reported	Restatement Impact #1	As Restated
Consolidated Balance Sheet
Accounts receivable	26,897,958	(468,626)	26,429,332
Real estate held for development or sale	238,111,545	(25,739,670)	212,371,875
Total assets	524,585,930	(26,208,296)	498,377,634
Advances from customers	48,829,289	468,626	49,297,915
Income and other taxes payable	20,929,485	2,797,579	23,727,064
Total liabilities	375,499,535	3,266,205	378,765,740
Retained earnings	65,057,333	(26,483,367)	38,573,966
Accumulated other comprehensive income	24,552,233	(2,991,134)	21,561,099
Total shareholders' equity	149,086,395	(29,474,501)	119,611,894
Total liabilities and shareholders' equity	524,585,930	(26,208,296)	498,377,634

Note 3 – Mandatorily Redeemable Preferred Stock and Non-controlling Interest in Subsidiaries (as restated, see note 2)

The Company recorded accretion cost on the mandatorily redeemable non-controlling interests using the effective interest method based on an effective interest rate of 5.85%. The related accretion cost incurred for the three months ended March 31, 2012 was $377,214 and was capitalized in the Company’s real estate construction in progress.

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

Note 5 – Real Estate Held for Development or Sale

The following summarizes the components of real estate inventories as at March 31, 2013 and December 31, 2012:

	March 31, 2013 (Restated - Note 2)	December 31, 2012 (Restated - Note 2)
Real estate projects completed and held for sale
Junjing I	$2,067,053	$2,065,376
Junjing II	160,146	175,326
Tsining 24G	45,511	45,370
Gangwan	19,177	19,117
Tsining Home IN	61,132	60,943
Junjing III	1,151,423	1,309,347
Puhua Phase I	8,867,827	9,205,681
Puhua Phase II – West Region	5,883,227	7,834,598
Real estate completed and held for sale	18,255,496	20,715,758

Real estate projects held for development
Puhua Phase II (East Region), III and IV	72,786,567	80,834,955
Park Plaza	68,961,931	77,765,333
Golden Bay (the Company is in the process of obtaining the land use right)	14,990,342	12,415,111
Jiyuan	18,342,839	16,500,575
Other	4,691,336	3,941,746
Construction Materials	205,606	198,397
Real estate held for development	179,978,621	191,656,117

Total real estate held for development or sale	$198,234,117	$212,371,875

Note 6 – Accounts Receivable

Accounts receivable consist of the following as at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013 (Restated - Note 2)	2012 (Restated - Note 2)
Accounts receivable	$34,426,196	$27,007,045
Allowance for doubtful accounts	(579,508)	(577,713)
Accounts receivable, net	$33,846,688	$26,429,332

Note 7 – Other Receivables, Prepaid Expenses and Other Assets

Other receivables and prepaid expenses consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

Government reimbursement for Tangdu project (a)	$3,163,576	$3,795,916
Other receivable	2,805,781	1,289,958
Allowance for doubtful receivables	(146,206)	(145,753)
Prepaid expenses to subcontractors and vendors	5,282,356	415,368
Prepaid other tax expenses	462,443	1,498,836
Other receivables, prepaid expenses and other assets, net	$11,567,950	$6,854,325

(a)	The Company’s Tangdu project was essentially a land use right plus miscellaneous preconstruction costs. During fiscal year 2011, the PRC government was in the process of negotiating with the Company regarding a potential transfer back of the land use right to the government agency. During the fiscal year 2012, the government agreed to reimburse the Company for the costs incurred on the land use right and required the Company to transfer the land use right back to the government. The carrying value of the land use right was reclassified to other receivable, prepaid expenses and other assets and the balance as at March 31, 2013 and December 31, 2012 represents the remaining balance of the settlement amount.

Note 8 – Property and Equipment

Property and equipment consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Income producing properties and improvements	$19,638,623	$19,577,784
Buildings and improvements	18,540,149	17,913,261
Electronic equipment	944,068	918,209
Vehicles	736,961	734,678
Computer software	320,003	319,012
Office furniture	905,064	863,132
Total	41,084,868	40,326,076
Accumulated depreciation	(6,992,923)	(6,488,730)
Property and equipment, net	$34,091,945	$33,837,346

Depreciation expense for the three months ended March 31, 2013 and 2012 amounted to $485,870 and $541,120, respectively. The depreciation expense was included in selling, general and administrative expenses, real estate held for development or sale and cost of other revenue.

Note 9 – Intangible Assets

The intangible assets consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Development right acquired (a)	$51,996,288	$51,835,211
Land use right acquired (b)	8,654,335	8,627,525
Construction license acquired (c)	1,212,109	1,208,354
	61,862,732	61,671,090
Accumulated amortization	(7,266,653)	(7,188,838)
Intangible assets, net	$54,596,079	$54,482,252

(a)	The development right for 487 acres of land in Baqiao Park was obtained from the acquisition of New Land in fiscal 2007. The intangible asset has a finite life. In accordance with accounting standard, “Goodwill and Other Intangible Assets”, the intangible asset is subject to amortization every time a land use right in connection with this development right is obtained and based on the percentage of realized profit margin of the land use right over the total expected profit margin to be realized from the 487 acres of land in the Baqiao project. This method is intended to match the pattern of amortization with the income-generating capacity of the asset. The development right will expire on June 30, 2016. There was no amortization on development right during the three months ended March 31, 2013 and 2012. Upon the acquisition of Puhua’s land use right in 2009, the Company recorded a $4,665,592 amortization on the development right and capitalized the amount in the real estate held for development or sale. The capitalized amortization amount is expensed as part of the cost of real estate sales as Puhua recognizes its real estate sales revenues under the percentage of completion method were recognized. During the three months ended March 31, 2013, $213,471 (March 31, 2012 - $68,280) of amortized development right capitalized in the Puhua project were expensed through cost of real estate sales.

(b)	The land use right was acquired through acquisition of Suodi. The land use right certificate will expire in November, 2048. The Company amortizes the land use right over 39 years starting from the date of acquisition. For the three months ended March 31, 2013, the Company recorded $55,367 of amortization expense on the land use right (March 31, 2012 - $54,606). The amortization was included in selling, general and administrative expenses.

(c)	The construction license was acquired through acquisition of Xinxing Construction. The construction license, which is subject to renewal every 5 years, is not amortized and has an indefinite estimated useful life because management believes the Company will be able to continuously renew the license in future. The license will be subject to renewal on January 1, 2016.

Note 10 – Accrued Expenses

	March 31, 2013	December 31, 2012
Accrued expenses	$22,578,338	$19,521,717
Accrued interest on loans	5,307,863	2,707,797
Total	$27,886,201	$22,229,514

Note 11 – Loans from Employees

The Company has borrowed monies from certain employees to fund the Company’s construction projects. These unsecured loans bear interest at 20% (2012 – 20%) per annum and are available to all employees.

Included in these loans are loans from the Company’s executives and an immediate family member:

	March 31, 2013	December 31, 2012
President	$4,620,983	$1,637,213
Chief executive officer	161,010	160,511
Chief financial officer	1,529,593	963,066
Chief operating officer	1,028,853	642,044
Total	$7,340,439	$3,402,834

Note 12 – Loans Payable

	March 31,	December 31,
	2013	2012
Bank of Beijing, Xi’an Branch
The Company signed an agreement for a line of credit of approximately $32.2 million (RMB 200 million). Originally due on November 30, 2014 with annual interest rate of 130% of People’s Bank of China prime rate (or 8%). As of December 31, 2012, the Company had drawn $22,471,549 (RMB 140 million) from the line, and during the first quarter of fiscal 2013, the Company repaid $1,606,916 (RMB 10 million). The remaining $20,931,281 (RMB 130 million) was fully repaid in April 2013.	$20,931,281	$22,471,549

Construction Bank of China
Originally due on March 6, 2015, annual interest is People’s Bank of China prime rate plus 1% (or 7.15%). The loan is secured by the Junjing III project and land use right. The loan was fully repaid during the first quarter of fiscal 2013.	-	1,605,111

Bank of China, Macau Branch
Due December 16, 2013, annual interest is based on the 3-month London Interbank offered Rate (“LIBOR”) rate plus 3.6%. The 3-month LIBOR rate at March 31, 2013 was 0.2819% (December 31, 2012 – 0.3095%). The loan is secured by $32,201,971 (RMB 200 million) of restricted cash.	31,000,000	31,000,000

Bank of Communication offshore branch
Due on November 13, 2015, annual rate is 2.9 percent, secured by $36,227,217 (RMB 225 million) of restricted cash.	30,000,000	30,000,000

Bank of China, Singapore Office
Due November 22, 2014, annual interest is based on the 3-month LIBOR rate plus 1.55%. The 3-month LIBOR rate at March 31, 2012 was 0.2819% (December 31, 2012 – 0.3095%). The loan is secured by $32,201,971 (RMB 200 million) of restricted cash.	31,800,000	31,800,000

LUSO International Bank
The Company signed an agreement for a line of credit of $9.7 million with LUSO International Bank. The amount that can be withdrawn is limited to 97% of the restricted cash secured for the line of credit. The total amount will be due on March 27, 2015. As of March 31, 2013, the Company drew $7,761,153 from the line of $9.7 million which is 96.4% of $ 8,050,493 (RMB 50 million) restricted cash secured. Annual interest is based on the 3-month LIBOR rate plus 2.7%. The 3-month LIBOR rate at March 31, 2013 was 0.2819% (December 31, 2012 – 0.3095%).	7,761,153	7,761,153

Xi’an Xinxing Days Hotel & Suites Co., Ltd. (“Days Hotel”) (Note 20)
There are several loans from Days Hotel, including: $10,465,640 (RMB 65 million) due on June 30, 2013; $3,220,197 (RMB 20 million) due on July 2, 2013; $241,515 due on January 17, 2014; $6,762,414 (RMB 42 million) due on November 13, 2014. All Days Hotel loans have an annual interest rate of 20%.	20,689,766	21,219,563

Changcheng Financing Company Limited
Due on November 8, 2014, annual interest rate is 19%, secured by an income producing property of Tsining.	4,830,296	4,815,332

Shanghai Xinying Fund, LLC (“Xinying”)
Due August 7, 2014, annual interest is 9.6% and the effective annual interest rate is 27.16% due to related finance consulting fees (Note 19), secured by 100% ownership of Xinxing Construction’s shares, corporate guarantee from Tsining, Puhua, and the Company (Note 20), and is also subject to a consulting fee agreement (Note 19). The repayment schedule per agreement was as follows: June 1, 2013 - $1,610,099 (RMB 10 million); December 1, 2013 - $1,610,099 (RMB 10 million); June 1, 2014 - $1,610,099 (RMB 10 million); August 7, 2014 – 19,321,181 (RMB 120 million).	24,151,478	24,076,660

Shenzhen Qianhai Dinghui Equity Investment Fund Partnership (“Dinghui”)
On March 22, 2013, the Company received $40,252,463 (RMB 250 million) from Dinghui to fund the pending acquisition of the land use right for the Company’s Golden Bay project and/or other construction. In connection with the loan, the Company transferred 49% of Fangzhou’s common shares to Dinghui in December 2012 as a security. Dinghui will not participate in the decision making, operation and profit/loss sharing of Fangzhou. Once the land use right is obtained, the Company will use it as a pledge to the loan and Dinghui will revert the transferred common shares of Fangzhou back to the Company. The loan is also guaranteed by the Company and the Company’s President. The loan is due on March 21, 2015 with annual interest rate of 20%.	40,252,463	-
Total	$211,416,437	$174,749,368

Note 12 – Loans Payable (continued)

Except for the loans from Bank of China Macau Branch, Bank of China Singapore Branch and Bank of Communication offshore branch, which were drawn to repay mandatorily redeemable non-controlling interest in Subsidiaries (Note 3) and the loans from LUSO International Bank, which was drawn to repay convertible debt (Note 13). All other loans were drawn to directly finance construction projects and the interest paid was capitalized and allocated to various real estate construction projects.

The $36.2 million of restricted cash corresponding to a $30 million loan from Bank of Communications offshore Branch, the $32.2 million of restricted cash corresponding to a $31 million loan from Bank of China, Macau Branch, the $32.2 million of restricted cash corresponding to a $31.8 million loan from Bank of China, Singapore Branch, and $8.1 million of restricted cash corresponding to a $7.76 million loan from LUSO International Bank are of the same nature. These borrowings were incurred in Hong Kong to repay the mandatorily redeemable preferred shares of Prax. However, the majority of our cash resided in mainland China and to wire funds from mainland China to Hong Kong is subject to foreign exchange restrictions imposed by the PRC government. Thus, in order for us to repay our Hong Kong and oversea counterparties, we had to utilize the special lending facilities provided by major PRC banks and foreign financial institutions (i.e. JP Morgan and Bank of China) to allow us to borrow outside of mainland China using cash we have in mainland China as guarantees.

The loans payable balances were secured by certain of the Company’s real estate held for development or sale with a carrying value of $42,457,082 (December 31, 2012 - $44,920,900), certain buildings and income producing properties and improvements with a carrying value of $4,256,443 (December 31, 2012 - $4,287,898). The weighted average interest rate on loans payable as at March 31, 2013 was 9.45% (December 31, 2012 – 7.1%).

The loan from Bank of Beijing was subject to certain repayment terms based on certain percentage of units sold in Puhua projects. Based on this repayment term, Bank of Beijing could have demanded repayment of all remaining balance outstanding at any time. The loan from Bank of Beijing was fully repaid in April 2013.

The principal repayment requirements for the following 5 years are as follows:

Due in 1 year	$69,078,831
1 – 2 years	104,576,453
2 – 3 years	37,761,153
3 – 4 years	-
4 – 5 years	-
After 5 years	-
$211,416,437

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

Note 14 – Shareholders’ Equity

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

Including the fair value of warrants associated with the Convertible Debt (Note 13), the total gain from the change in fair value of warrants for the three months ended March 31, 2012 was $368.

Note 14 – Shareholders’ Equity (continued)

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

Note 15 – Other Revenue

	For the three months ended
	March 31, 2013	March 31, 2012
Interest income	$869,448	$49,643
Rental income	221,195	363,376
Income from property management services	908,155	956,270
Construction contract income	9,093,314	1,618,416
Miscellaneous income	7,012	79,723
Total	$11,099,124	$3,067,428

Note 16 - Segment Reporting (Continued)

The Company has two reportable segments: Real Estate Development and Sales segment and Real Estate Construction segment. The Real Estate Development and Sales segment includes operating subsidiaries, Tsining, Puhua, New Land, Suodi, Fangzhou and Jiyuan, while the Real Estate Construction segment represents Xinxing Construction. These two segments offer different products and services. The reportable segments are managed separately because they produce distinct products and provide different services. The Company and its other subsidiaries, Manstate, Success Hill, Wayfast, Clever Advance, Gracemind, Treasure Asia and Xinxing Property are aggregated as All Other segment. The All Other segment includes revenue from property management services from Property and all head office expenses and all expenses resulting from the change in fair value of warrants embedded derivatives. None of these companies have ever met any of the quantitative thresholds for determining reporting segments.

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

Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company’s interim condensed consolidated financial statements during the first three months of fiscal year 2013 and 2012 are as follows:

For the three months ended March 31, 2013:

	Real Estate Development and Sales	Construction	All Other	Adjustments and Eliminations		Consolidated
Revenues from external customers	$40,291,817	$9,096,314	$908,155	$-		$50,293,286
Intersegment revenues	-	2,285,687	-	(2,285,687	)(1)	-
Rental from external customers	198,041	23,154	-	-		221,195
Other misc. income (Interest & Gain from Property, Plant and Equipment )	876,157	-	303	-		876,460
Total	$41,366,015	$11,405,155	$908,458	$(2,285,687)		$51,390,941

Interest expense	$1,438,338	$6,588	$1,860	$-		$1,446,786
Segment profit before taxes	$3,452,837	$473,609	$(29,326)	$109,514	(1)	$4,006,634
Total assets	$580,571,916	$82,524,483	$186,823,553	$(310,756,201	)(2)	$539,163,751

For the three months ended March 31, 2012:

	Real Estate Development and Sales	Construction	All Other	Adjustments and Eliminations		Consolidated
Revenues from external customers	$20,314,196	$1,618,416	$956,270	$-		$22,888,882
Intersegment revenues	-	2,298,163	-	(2,298,163	)(1)	-
Rental from external customers	226,385	136,991	-	-		363,376
Other misc. income (Interest & Gain from Property, Plant and Equipment )	128,559	-	807	-		129,366
Total	$20,669,140	$4,053,570	$957,077	$(2,298,163)		$23,381,624

Interest expense	$174,954	$13,264	$42,054	$-		$230,272
Segment profit before taxes	$3,751,073	$42,158	$(36,946)	$143,228	(1)	$3,899,513
Total assets	$473,439,931	$26,503,670	$187,025,964	$(239,208,663	)(2)	$447,760,902

(1)	These represent revenues earned from construction services performed by Xinxing Construction for the Real Estate Development and Sales segment and its profits. They are eliminated upon consolidation.

(2)	The adjustment represents long-term investments in subsidiaries and inter-subsidiary balances eliminated upon consolidation.

Note 17 – Effect of Change in Estimates

Revisions in estimated gross profit margins related to revenue recognized under the percentage of completion method for projects under construction and met all revenue recognition criteria are made in the period in which circumstances requiring the revisions become known.

During the three months ended March 31, 2013, real estate development projects with gross profits recognized as at December 31, 2012 had changes in their estimated gross profit margins. As a result of these changes of gross profit, net income for the three months ended March 31, 2013 decreased by $746,542 (three months ended March 31, 2012 – changed by $Nil) or a decrease of $0.021 for both basic and diluted earnings per share for the three months ended March 31, 2013 (three months ended March 31, 2012 – changed by $Nil in both basic and diluted earnings per share).

 Note 18 – Earnings per Share

Earnings per share for the three months ended March 31, 2013, and 2012 were determined by dividing net income attributable to China Housing & Land Development, Inc. for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

	March 31,	March 31,
	2013 (Restated - Note 2)	2012 (Restated - Note 2)
Numerator
Net income – basic	$2,873,266	$2,546,830
Effect of dilutive securities
Convertible Debt	-	-
Net income – diluted	$2,873,266	$2,546,830
Denominator
Weighted average shares outstanding – basic	35,086,599	34,730,261
Effect of dilutive securities
Convertible Debt	-	-
Weighted average shares outstanding – diluted	35,086,599	34,730,261
Earnings per share
Basic earnings per share	$0.08	$0.07
Diluted earnings per share	$0.08	$0.07

All outstanding options, warrants and convertible debt have anti-dilutive effects on the earnings per share and were therefore excluded from the determination of the first quarter of fiscal 2013 and 2012 diluted earnings per share calculation.

Note 19 – Commitments and Contingencies

The Company leases part of its office and hotel space under various operating lease agreements with expiring dates in 2019.

In connection to the loans borrowed from Xinying (Notes 12 and 20), the Company also signed a finance consulting agreement with Xinying where by the Company is committed to pay consulting fees on a quarterly basis up to July 2015 for financing services provided.

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

The Company also has a $20,689,766 loan payable to Days Hotel as at March 31, 2013 (December 31, 2012 - $21,219,563) (Note 12). For the three months ended March 31, 2013, the Company incurred $1,237,011 (March 31, 2012 - $Nil) of interest expense to Days Hotel and capitalized the amounts in real estate held for development or sales. As at March 31, 2013, the Company also had a $2,323,177 (December 31, 2012 - $1,231,316) interest payable to Days Hotel.

The Company also has a $24,151,478 (RMB 150 million) (December 31, 2012 - $24,076,660) loan payable to Xinying (Note 12), in which an executive partner is the spouse of one of the Company’s executive officers, as at March 31, 2013. The Company incurred a total of $1,303,932 of interest expense and finance consulting fees to Xinying during the three months ended March 31, 2013 (March 31, 2012 - $Nil) and capitalized the amount in real estate held for development or sales. As at March 31, 2013, the Company had a $64,404 (December 31, 2012 - $64,204) interest payable to Xinying.

Note 21 – Subsequent Events

The Company repaid the $20,931,281 loans from Bank of Beijing (Note 12) in April 2013.

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

The unaudited interim condensed consolidated financial statements are based on accounting principles that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as amended (“2012 Annual Report”). They do not include certain footnote disclosures and financial information normally included in annual consolidated financial statements prepared in accordance with GAAP and, therefore, should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s 2012 Annual Report.

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

Pursuant to accounting guidance, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in a Company's Own Stock”, the warrants issued contain a provision permitting the holder to demand payment based on a valuation in certain circumstances. Therefore, the Company recorded the warrants issued through private placements in 2007 as a liability at their fair value on the date of grant and then revalued them at each reporting date using the CRR Binomial Lattice Model.

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

 The following summarizes the components of real estate inventories as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Real estate projects completed and held for sale
Junjing I	$2,067,053	$2,065,376
Junjing II	160,146	175,326
Tsining 24G	45,511	45,370
Gangwan	19,177	19,117
Tsining Home IN	61,132	60,943
Junjing III	1,151,423	1,309,347
Puhua Phase I	8,867,827	9,205,681
Puhua Phase II – West Region	5,883,227	7,834,598
Real estate completed and held for sale	18,255,496	20,715,757

Real estate projects held for development
Puhua Phase II (East Region), III and IV	72,786,567	80,834,955
Park Plaza	68,961,931	77,765,333
Golden Bay (the Company is in the process of obtaining the land use right)	14,990,342	12,415,111
Jiyuan	18,342,839	16,500,575
Other	4,691,336	3,941,746
Construction Materials	205,606	198,397
Real estate held for development	179,978,621	191,656,117

Total real estate held for development or sale	$198,234,117	$212,371,875

Intangible assets

The intangible assets consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Development right acquired (a)	$51,996,288	$51,835,211
Land use right acquired (b)	8,654,335	8,627,525
Construction license acquired (c)	1,212,109	1,208,354
	61,862,732	61,671,090
Accumulated amortization	(7,266,653)	(7,188,838)
Intangible assets, net	$54,596,079	$54,482,252

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

The Company has a $42.9 million deposit on LURs as of March 31, 2013. The Company will utilize this deposit to offset the actual land use right acquisition price of the LURs of the 48 acre for Golden Bay and the 107 acre for the Textile City projects. We currently do not have specific development plans for the remaining 222 acre of land under the Intangible agreement. We will continue the discussion with local government to locate potential projects. As part of our periodic reporting procedures, we review and update our estimates total gross profit depending on the market conditions. Once we are able to secure a new project under the Intangible agreement, we will adjust the amortization table accordingly.

The Company did not acquire any new land use right with the intangible assets during the three months periods ended March 31, 2013 and 2012. The expected development period is between 2009 and 2020. The company will further negotiate with the government on acquiring more land use rights within this area.

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

Property, Plant and equipmentAssets held for sale

The total rental income (cash inflow) from leasing the Tsining JunJing I commercial retail property was RMB 1.2 million during first quarter of 2013 compared with RMB 1.4 million during the same period of 2012. Based on the RMB 1.2 million of net cash receipts in the first quarter of 2013, it will take the Company approximately 16 years to recover the RMB 79 million carrying value of the asset. There was no cash outflow in connection with the maintenance and repair of the property. The annual amortization of this property is RMB 3 million (non-cash item) per year over 30 years.

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

During the fourth quarter of 2012, we sold 7,367 square meters of Junjing I commercial property for RMB 94.3 million. The carrying value of the sold property was only RMB 52.8 million. Therefore, we believe there is no impairment for the commercial property. The remaining commercial property has a GFA of 5,371 square meters, with a carrying value of RMB 79 million. The market selling price of properties like Tsining Junjing I commercial retail property was much higher than its cost when we reclassified it from inventory to fixed assets. Thus, our assessment does not show any impairment to the carrying value of the property.

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

The real estate development industry is capital intensive and development requires significant up-front expenditures to acquire land and begin development. Accordingly, we incur substantial indebtedness to finance our homebuilding and land development activities. Although we believe that internally generated funds and our current borrowing capacity will be sufficient to fund our capital and other expenditures (including land acquisition, development and construction activities), the amounts available from such sources may not be adequate to meet our needs. If such sources are not sufficient, we may seek additional capital in the form of debt or equity financing from a variety of potential sources, including bank financings, third parties and related party financings. The availability of borrowed funds to be utilized for land acquisition, development and construction may be greatly reduced, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with new loans. Failure to obtain sufficient capital to fund planned capital and other expenditures could have a material adverse effect on our business.

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

Expand into Other Tier II and Tier III Cities. We believe our proven business model and expertise can be replicated in other Tier II and Tier III cities, especially in western China. For example, in 2011, we entered into the Ankang city market for a residential project. Furthermore, we have identified certain other cities that possess attractive replication dynamics. The Ankang project started pre-sales during the fourth quarter of 2012. However, we do not recognize its revenue until certain criteria are met. As of March 31, 2013, contract sales for the Ankang project totaled $7.0 million.

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

Our Property Projects

We provide three fundamental types of real estate developments:

•	High-rise apartment buildings, typically 19 to 33 stories, usually constructed of steel-reinforced concrete, that are completed within approximately 24 months of securing all required permits.

•	Mid-rise apartment buildings, typically 7 to 18 stories, usually constructed of steel-reinforced concrete, that are completed within approximately 12 to 18 months of securing all required permits.

•	Low-rise apartment buildings and villas, typically 2 to 6 stories, often constructed of steel-reinforced concrete, that are completed within approximately 12 months of securing all required permits.

Our projects can be classified into one of four stages of development:

•	Projects in planning, which include projects for which we have purchased the development and or land use rights for parcels of land as part of our project development pipeline. The completion of projects on these sites is subject to adequate financing, approval of permits, receipt of licenses and certain market conditions;

•	Projects in process, which include developments where we have typically secured the development and land use rights, and where the site planning, architecture, engineering and infrastructure work is in progress;

•	Projects under construction, where the building construction has started but has not yet been completed; and

•	Completed projects with units available for sale, where the construction has been finished and most of the units in the buildings have been sold or leased.

Projects Under Construction

Project Name	Type of Projects	Actual or Estimated Construction Period	Actual or Estimated Pre- sale Commencement Date	Total Site Area (m2 )	Total Gross Floor Area (m2 )	Sold GFA by March 31, 2013 (m2 )

Puhua Phase Two – East Region	Multi-Family residential & Commercial	Q1/2011 - Q2/2014	Q2/2010	47,300	160,640	38,598

Ankang Project	Multi-Family residential & Commercial	Q2/2012 - Q3/2015	Q4/2012	74,820	243,152	15,109

Park Plaza	Multi-Family residential & Commercial	Q1/2012 - Q2/2016	Q1/2013	44,250	149,822	22,151

Puhua Phase Three	Multi-Family residential & Commercial	Q2/2012 - Q2/2014	Q1/2013	30,600	129,300	48,902

Project Name	Total Number of Units	Number of Units sold by March 31, 2013	Estimated Revenue ($ millions)	Contracted Revenue by March 31, 2013 ($ millions)	Recognized Revenue by March 31, 2013 ($ millions)

Puhua Phase Two – East Region	921	415	171.1	108.3	22.3
Ankang Project	2,121	225	206.3	7.0	0
Park Plaza	694	546	154.0	30.2	18.2
Puhua Phase Three	1,899	415	152.9	36.5	15.9

Puhua Phase Two – East Region: Puhua Phase Two – East Region consists of 8 residential buildings and 3 commercial buildings. Total estimated revenue of Puhua Phase Two – East Region is $171.1 million. Total GFA of East Region is expected to reach 160,640 square meters. Puhua Phase Two – West Region was completed in the fourth quarter of 2012.

Ankang Project: The Ankang project is located in Ankang city, which is approximately 260 kilometers south of Xi’an in China’s Shaanxi Province. The project consists of residential buildings and a commercial area. Construction started in the second quarter of 2012, and pre-sales started in the fourth quarter of 2012, but because it did not meet revenue recognition criteria, we were unable to recognize any revenue during the first quarter of 2013. Total GFA of the project is expected to reach 243,152 square meters. Total projected revenue is estimated to be $206.3 million.

Park Plaza: In July 2009, the Company entered into a letter of intent to acquire 44,250 square meters of land in the center of Xi’an for the Park Plaza project. In March 2011, the Company officially acquired the land use right for Park Plaza. The Company intends to develop a large mid-upper income residential and commercial project on this site, with a gross floor area of 141,822 square meters. The four-year construction of Park Plaza started in the first quarter 2012. The contract revenue for Park Plaza was $30.2 million as of March 31, 2013, of which we recognized $18.2 million. The total revenue from Park Plaza is estimated to be $154 million.

Puhua Phase Three: The Puhua Phase Three project covers 30,600 square meters with a total GFA of 129,300 square meters. We started pre-sale of Puhua Phase Three during the first quarter of 2013. The contract revenue for Puhua Phase Three was $36.5 million as of March 31, 2013 and we recognized $15.9 million by the end of March 2013 based on the percentage of completion method.

Projects under planning and in process

Project Name	Type of Projects	Estimated Construction Period	Estimated Pre-sale Commencement	Total Site Area (m2 )	Total GFA (m2 )	Total Number of Units
Baqiao New Development Zone	Multi-Family residential & Commercial	2009- 2020	N/A	N/A	N/A	N/A

Puhua Phase Four	Multi-Family residential & Commercial	Q2/2014 - Q2/2016	Q3/2014	61,087	263,833	N/A

Golden Bay	Multi-Family residential & Commercial	Q2/2013 - Q2/2015	Q3/2013	146,099	252,540	N/A

Textile City	Multi-Family residential & Commercial	Q4/2013 - Q3/2018	Q3/2014	433,014	630,000	N/A

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

In 2008, we established a joint venture with Prax Capital Real Estate Holdings Limited (“Prax Capital”) to develop 79 acres within the Baqiao Project, which will be the first phase of the Baqiao Project’s development. Prax Capital invested $29.3 million in the joint venture. As of December 31, 2012 the Company has bought out Prax Capital’s investment in the project.

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

After selling 18.4 acres, placing 79 acres in the Puhua project and approximately 42 acres in the Golden Bay project and setting aside 107 acres for a future project, approximately 241 acres remain available for the Company to develop in the Baqiao area. The Company has a $42.9 million deposit on land use rights as of March 31, 2013. The Company will utilize this deposit to offset the actual land use right acquisition price of the land use rights of the 42 acres for Golden Bay, the 107 acres for the future project and the remaining 241 acres of land.

However, the actual acquisition price for these land use rights will be determined at the time of the actual acquisition by negotiating with the government. The Company will pay for any additional amount in excess of the $42.9 million deposit according to the final bidding price.

Pursuant to an exclusive development right agreement, the government is obligated to sell the land to the Company.

Puhua Phase Four: Puhua Phase Four covers 61,087 square meters with a total GFA of 263,833 square meters. Structural construction is anticipated to begin in the second quarter of 2014, and we expect to begin accepting pre-sale purchase agreements in the following quarter.

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

Major Completed Projects with Units Available for Sale

Project name	Type of Projects	Completion Date	Total Site Area (m2 )	Total GFA (m2 )	Total Number of Units	Number of Units sold by March 31, 2013
Puhua Phase Two – West Region	Multi-Family residential & Commercial	Q4/2012		100,450	666	635
Puhua Phase One	Multi-Family residential & Commercial	Q4/2012	47,600	137,137	858	835
JunJing III	Multi-Family residential & Commercial	Q4/2012	8,094	52,220	531	523
JunJing II Phase One	Multi-Family residential & Commercial	Q4/2009	39,524	142,214	1,215	1,211
JunJing I	Multi-Family residential & Commercial	Q3/2006	55,588	167,931	1,671	1,668

Puhua Phase One: Puhua Phase One is one of Puhua’s four phases. The total estimated revenue for the project is $130 million and the Company has generated revenue of $108 million as of March 31, 2013.

Puhua Phase Two – West Region: Puhua Phase Two – West Region consists of four buildings. The region was completed in the fourth quarter of 2012. As of March 31, 2013, we have recognized $75.6 million contract sales.

JunJing III: JunJing III is located near our JunJing II project and the city expressway. It has a GFA of about 52,220 square meters. The project consists of three high rise buildings, each 28 to 30 stories high. The project is targeting middle to high income customers who require a high quality living environment and convenient transportation to the city center. We started construction during the fourth quarter of 2010 and pre-sales began during the fourth quarter of 2011. The project was completed in the fourth quarter of 2012. As of March 31, 2013, we have recognized $52.7 million in revenue.

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

	Three months
	ended	Three months
Revenues by project:	March 31, 2013	Ended March 31, 2012
US$
Project Under Construction
Puhua Phase Two East Region	2,164,130	925,490
Puhua Phase Three	15,917,635	-
Park Plaza	18,190,397	-
Projects Completed
Puhua Phase Two West Region (under construction on March 31, 2012)	3,259,941	3,356,653
JunJing III (under construction on March 31, 2012)	109,970	10,629,103
Puhua Phase One (under construction on March 31, 2012)	649,744	2,146,657
JunJing II Phase One	-	3,256,293
JunJing II Phase Two	-	-
JunJing I	-	-
Other Projects	-	-
Revenues from the sale of properties	$40,291,817	$20,314,196

The following table summarizes details of our most significant projects under construction during the first quarter of 2013:

	Three Months	Three Months
	Ended	Ended
Revenues by project:	March 31, 2013	March 31, 2012
US$
Project Under Construction
Puhua Phase Two East Region contract sales	$607,076	$1,224,768
Revenue	$2,164,130	$925,490
Total gross floor area (GFA) available for sale *	160,640	160,640
GFA sold during the period	632	1,431
Remaining GFA available for sale	126,496	147,831
Percentage of completion	56.1%	44.9%
Percentage GFA sold during the period	0.4%	0.9%
Percentage GFA sold to date	21.3%	8%
Average sales price per GFA	$961	$856

Puhua Phase Three contract sales	$36,469,024	$-
Revenue	$15,917,635	$-
Total gross floor area (GFA) available for sale *	129,300	129,300
GFA sold during the period	48,902	-
Remaining GFA available for sale	80,398	-
	36.6%	-%
Percentage GFA sold during the period	37.8%	-%
Percentage GFA sold to date	37.8%	-%
Average sales price per GFA	$746	$-

Park Plaza contract sales	$30,152,026	$-
Revenue	$18,190,397	$-
Total gross floor area (GFA) available for sale *	149,822	149,822
GFA sold during the period	22,151	-
Remaining GFA available for sale	127,671	-
Percentage of completion	53.1	-
Percentage GFA sold during the period	14.8%	-
Percentage GFA sold to date	14.8%	-
Average sales price per GFA	$1,361	$-

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

Puhua Phase Three: Puhua Phase Three project covers 30,600 square meters with a total GFA of 129,300 square meters. We started pre-sale of Puhua Phase Three during the first quarter of 2013. The contract revenue for Puhua Phase Three was $36.5 million as of March 31, 2013 and we recognized $15.9 million by the end of March 2013 based on the percentage of completion method.

Park Plaza: In July 2009, the Company entered into a letter of intent to acquire 44,250 square meters of land in the center of Xi’an for the Park Plaza project. In March 2011, the Company officially acquired the land use right for Park Plaza. The Company intends to develop a large mid-upper income residential and commercial project on this site, with a gross floor area of 149,822 square meters. The four-year construction of Park Plaza started in the second quarter 2012. The contract revenue for Park Plaza was $30.2 million as of March 31, 2013, of which we recognized $18.2 million. The total revenue from Park Plaza is estimated to be $154 million.

Revenues from projects completed

The revenue from completed projects totaled $4,019,655 for the three months ended March 31, 2013, compared to $3,256,293 during the same period of 2012. Revenues from projects completed in the first quarter of 2013 were more than those during the period of 2012, as we had cleared most of our inventories of our completed projects by the first quarter of 2013.

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

Cost of real estate sales

The cost of properties and land in the three months ended March 31, 2013 increased 141.5 percent to $33,086,100 compared with $13,697,650 in the same period of 2012. The increase in cost is associated with increased revenue as we had more projects under construction during the first quarter of 2013 compared with the same period of 2012. Puhua Phase Three and Park Plaza started to recognize revenue and cost during the first quarter of 2013.

Gross profit and profit margin

Gross profit for the three months ended March 31, 2013 was $8,768,942, representing a 17.8 percent increase from $7,444,104 in the same period of 2012. The gross profit margin for the three months ended March 31, 2013 was 17.1 percent compared with 31.8 percent in the same period of 2012. The decrease of gross profit margin is due to the adjustment of total estimate cost that the Company recorded the accumulated impact of the first quarter of 2013 and also resulted from lower gross profit margin on the development of low income residential buildings at our Ankang project.

During the three months ended March 31, 2013, real estate development projects with gross profits recognized as at December 31, 2012 had changes in their estimated gross profit margins. As a result of these changes in gross profit, net income for the three months ended March 31, 2013 decreased by $746,542 (three months ended March 31, 2012 – changed by $Nil) or a decrease of $0.021 for both basic and diluted earnings per share for the three months ended March 31, 2013 (three months ended March 31, 2012 – changed by $Nil in both basic and diluted earnings per share).

Additionally, we initiated a group purchase sale on our Puhua Phase Three project at a discounted selling price last quarter to improve our cash position which also impacted first quarter gross margins. Furthermore, Xinxing Construction had more revenue recognized and the margin from the construction segment was much lower than the margin from real estate sales.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2013 increased 4.4 percent to $3,158,003 from $3,023,529 in the same period of 2012. Such increase was primarily due to increased advertising expenses during the first quarter of 2013 in connection with additional projects starting pre-sale, and increased employee salary expenses, which contributed to the higher administrative expenses. SG&A accounted for 6.1 percent of total revenue in the first quarter of 2013 compared to 12.9 percent for the same period in 2012. The decrease in SG&A to total revenue is primarily due to the increase in revenue.

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

Change in fair value of embedded derivative and warrants accretion expense on convertible debt

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

Provision for income taxes

The $1,198,003 provision for income taxes for the three months ended March 31, 2013 decreased from $1,073,291 for the three months ended March 31, 2012 because the Company utilized certain loss carried forward from fiscal year 2011 during the first quarter of 2012.

Net income

Net income for the three months ended March 31, 2013 increased 12.8 percent to $2,873,266 compared to $2,546,830 in the same period of 2012. The increase in net income was mainly due to increased total revenue.

Basic and diluted earnings per share

Both the basic earnings per share and diluted earnings per share were $0.08 in the three months ended March 31, 2013, compared to $0.07 in the same period of 2012. The number of shares outstanding did not change significantly from year to year.

Common shares used to calculate basic and diluted EPS

The weighted average shares outstanding used to calculate both the basic earnings per share and diluted earnings per share weas 35,086,599 shares in the three months ended March 31, 2013 and 34,730,261 shares in the same period of 2012.

Foreign exchange

The company operates in China and the functional currency is the Chinese Renminbi (“RMB”) but the reporting currency is the U.S. dollar, based on the exchange rate of the two currencies. The fluctuation of exchange rates during the three months ended March 31, 2013 and the same period of 2012, when translating the operating results and financial positions at different exchange rates, created the accrued gain (loss) on foreign exchange. The gain on foreign exchange in the three months ended March 31, 2013 was $728,045, compared with a loss of $87,411 in the same period of 2012.

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

The ratio of receivables to sales was 84% as of March 31, 2013 and 96% as of March 31, 2012. The change in ratio of receivables to sales does not represent the deterioration in the credit quality of our receivables or a change in our revenue recognition policies. In general, the Company does not recognize revenues until all permits including pre-sales permits are obtained. Other than the down payments made by customers upon the signing of the sales agreements, most of the balances from the sales are receivable through mortgage financings. Usually, the mortgage approval process ranges from two month to six months, depending on the bank’s credit limit and customer credit worthiness. Account receivables are determined by bank mortgage approval process. The longer the banks take to approve customer mortgages, the greater our account receivables are.

Debt leverage

Total debt consists of loans from employees and loans payable.

Total debt outstanding as of March 31, 2013 was $244.3 million compared with $202.6 million on December 31, 2012. Net debt outstanding (total debt less cash and restricted cash) as of March 31, 2013 was $85.9 million compared with $85.9 million on December 31, 2012. The Company’s net debt as a percentage of total capital (net debt plus shareholders’ equity) was 41 percent on March 31, 2013 and 41.8 percent on December 31, 2012, which mainly resulted from additional debt financing for the next 12 months. However, the ratio of net debt as a percentage of total capital decreased as of March 31, 2013 compared with December 31, 2012.

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

Additionally, the Company had various commitments related to land use right acquisition with unpaid balances of approximately $16.5 million. A balance of $16.1 million is not due until the vendor removes the existing building on the land and changes the zoning status of the land use right certificate. Based on the current condition, the Company estimates that the balances will be paid in a year. The remaining $0.4 million is related to additional compensation committed by the Company in connection with Park Plaza project.

All future payments required under the various agreements are summarized below:

Commitments	Payment due by period
and Contingencies	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	After 5 years
Operating leases	$7,171,392	$1,287,116	$1,233,446	$1,233,446	$1,233,446	$1,233,446	$950,492
Consulting fees	5,972,393	2,511,754	2,511,754	948,885	-	-	-
Land use rights	16,463,257	16,463,257		-	-	-	-
Total	$29,607,042	$20,262,127	$3,745,200	$2,182,331	$1,233,446	$1,233,446	$950,492

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

Except for the loans from Bank of China Macau Branch, Bank of China Singapore Branch and Bank of Communication offshore branch, which were drawn to repay mandatorily redeemable non-controlling interest in Subsidiaries (Note 3) and the loans from LUSO International Bank, which was drawn to repay convertible debt (Note 12), all other loans were drawn to directly finance construction projects and the interest paid was capitalized and allocated to various real estate construction projects.

The loans payable balances were secured by certain of the Company’s real estate held for development or sale with a carrying value of $42,457,082 (December 31, 2012 - $44,920,900), certain buildings and income producing properties and improvements with a carrying value of $4,256,443 (December 31, 2012 - $4,287,898). The weighted average interest rate on loans payable as at March 31, 2013 was 9.45% (December 31, 2012 – 7.1%).

The $36.2 million of restricted cash corresponding to a $30 million loan from Bank of Communications offshore Branch, the $32.2 million of restricted cash corresponding to a $31 million loan from Bank of China, Macau Branch, the $32.2 million of restricted cash corresponding to a $31.8 million loan from Bank of China, Singapore Branch, and $8.1 million of restricted cash corresponding to a $7.76 million loan from LUSO International Bank are of the same nature. These borrowings were incurred in Hong Kong to repay the mandatorily redeemable preferred shares of Prax Capital. However, the majority of our cash resided in mainland China and to wire funds from mainland China to Hong Kong is subject to foreign exchange restrictions imposed by the PRC government. Thus, in order for us to repay our Hong Kong and oversea counterparties, we had to utilize the special lending facilities provided by major PRC banks and foreign financial institutions (i.e. JP Morgan and Bank of China) to allow us to borrow outside of mainland China using cash we have in mainland China as guarantees.

The loan from Bank of Beijing was subject to certain repayment terms based on certain percentage of units sold in Puhua projects. Based on this repayment term, Bank of Beijing could have demanded repayment of all remaining balance outstanding at any time. The loan from Bank of Beijing was fully repaid in April 2013.

The principal repayment requirements for the following 5 years are as follows:

Due in 1 year	$69,078,831
1 – 2 years	104,576,453
2 – 3 years	37,761,153
$211,416,437

Liquidity expectation

The Company believes that the combination of present capital resources, internally generated funds, and unused financing sources are more than adequate to meet cash requirements for the year 2013.

According to our 2013 business plan, the total cash inflow for the whole year will be approximately US$489 million (RMB 3.04 billion) and total cash outflow will be approximately US$420 million (RMB 2.61 billion) with a net cash inflow of approximately US$69 million (RMB 0.43 billion). The cash inflow includes cash generated from sales and financing from banks and fund companies. Despite the trend of decreasing operating cash flows, we expect the operating cash flow of the Company will improve during 2013 with the sale of more Puhua project and Park Plaza units and with the commencement of our Golden Bay project. Under the plan, the Company expects to incur new borrowings amounting to RMB 1.4 billion while repaying RMB 0.4 billion in loans. The plan was made at the beginning of the year and is adjusted throughout the year according to actual performance results. We can confirm that additional borrowings will not violate any of our debt covenants

We intend to meet our liquidity requirements, including capital expenditures related to the purchase of land for the development of our future projects, through cash flow provided by operations and additional funds raised by future financings. Upon acquiring land for future developments, we intend to raise funds to develop our projects by obtaining mortgage financing mainly from local banking institutions with which we have done business in the past. We believe that our relationships with these banks are in good standing and that our real estate will secure the loans needed. We believe that adequate cash flow will be available to fund our operations.

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

During this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that that there was a significant deficiency in the Company’s internal controls over financial reporting as of the end of the period covered by this report solely due to the calculation of the percentage completion for the Park Plaza Project, as further described in Note 2 to the financial statements included elsewhere in this report. Because the significant deficiency did not materially impact the consolidated financial statements, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report was effective.

The Company has corrected its calculation of the percentage of completion in its financial statements.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

China Housing & Land Development, Inc.

November 19, 2013	By:	/s/ Xiaohong Feng
Xiaohong Feng
Chief Executive Officer
(Principal Executive Officer)

November 19,2013	By:	/s/ Cangsang Huang
Cangsang Huang
Chief Financial Officer
(Principal Financial and Accounting Officer)

