Form 10-Q/A
period 2013-06-30
China Housing & Land Development, Inc.
filed 2013-11-20
CIK 1303330

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

As a result, the Company is filing this amendment to its Form 10-Q for the quarter ended June 30, 2013, to amend and restate the financial statements and other financial information contained herein using the Revised Interest Rate (“Restatement #1”).

This Restatement #1 resulted in increases in both basic and diluted net earnings per share of $0.02 and $0.03 for the three months ended June 30, 2013 and June 30, 2012, respectively. The basic and diluted net earnings per share increased by $0.05 and $0.05, respectively, for the six months ended June 30, 2013. Both basic and diluted net earnings per share increased by $0.04 for the six months ended June 30, 2012. Net income attributable to the Company increased by $0.7 million and $1.1 million for the three months ended June 30, 2013 and June 30, 2012, respectively. Net income attributable to the Company increased by $1.6 million and $1.3 million for the six months ended June 30, 2013 and June 30, 2012, respectively. Total assets and total shareholders’ equity decreased by $23.7 million and $28.3 million as at June 30, 2013, respectively. The revisions had no impact on total cash flows for the restated periods and had no impact on the Company’s compliance with debt covenants in any period presented.

2. During the course of preparing Restatement #1, the Company identified an error in the percentage completion calculation of Park Plaza, one of the projects of the Company, also requiring restatement (“Restatement #2”). The estimate interest in the total estimate cost of Park Plaza should be $19,531,408 according to the actual interest incurred and projection of future interest based the Company will pay. The Company underestimated the total interest for $14,285,481. This error impacts the revenue and cost calculation, which is based on total estimate cost.

ThisRestatement#2 resulted in decreases in both basic and diluted net earnings per share of $0.03 for the three months ended June 30, 2013. Both the basic and diluted net earnings per share decreased by $0.07 for the six months ended June 30, 2013. Net income attributable to the Company decreased by $1.2 million and $2.3 million for the three and six months ended June 30, 2013, respectively. Both the total assets and total shareholders’ equity decreased by $1.7 million as at June 30, 2013. The revisions had no impact on total cash flows for the restated periods and had no impact on the Company’s compliance with debt covenants in any period presented.

As a result, the Company is filing this amendment on Form 10-Q/A to amend its Form 10-Q for the fiscal quarter ended March 31, 2013,as originally filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2013 (the “Original Filing”), to amend and restate the financial statements and other financial information contained herein using the Revised Interest Rate (Restatement #1) and correct total estimated cost of Park Plaza (Restatement #2), both as further described in Note 2 to the consolidated financial statements. Revisions to the Original Filing have been made to the following items to reflect the restatements:

Item 1 -Financial Statements

Item 2 -Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition, concurrently with the filing of this amendment, the Company is filing an amendment to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 and an amendment to its Annual Report on Form 10K for the fiscal year ended December 31, 2012.

Except for the amended information referred to above, no other information in the Original Filing is amended. This Form 10-Q/A continues to describe conditions as of the date of the Original Filing and the Company has not modified or updated other disclosures presented in the Original Filing. This Form 10-Q/A does not reflect events occurring after the date of the Original Filing nor does it modify or update disclosures affected by subsequent events occurring after the date of the Original Filing nor does it modify or update disclosures affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2012, and subsequent filings made with the SEC under Sections 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934, as amended.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Unaudited Interim Condensed Consolidated Balance Sheets

As of June 30, 2013 and December 31, 2012

	June 30,	December 31,
	2013 (Restated - Note 2)	2012 (Restated - Note 2)
ASSETS
Cash	$100,960,800	$6,121,448
Cash - restricted	112,235,956	110,576,248
Accounts receivable, net of allowance for doubtful accounts of $586,439 and $577,713, respectively	47,154,355	26,429,332
Construction in excess of billing	953,735	1,484,626
Other receivables, prepaid expenses and other assets, net	7,944,372	6,854,325
Real estate held for development or sale	202,940,847	212,371,875
Property and equipment, net	34,354,503	33,837,346
Advance to suppliers	460,774	1,363,817
Deposits on land use rights	43,393,688	42,748,017
Intangible assets, net	55,192,879	54,482,252
Goodwill	1,943,098	1,914,186
Deferred financing costs	156,418	194,162
Total assets	$607,691,425	$498,377,634

LIABILITIES
Accounts payable	$52,640,327	$55,142,928
Advances from customers	46,155,181	49,297,915
Accrued expenses	17,467,815	22,229,514
Income and other taxes payable	29,510,526	23,727,064
Other payables	12,532,968	11,228,553
Loans from employees	23,002,319	27,868,785
Loans payable	278,893,997	174,749,368
Deferred tax liability	14,625,370	14,521,613
Total liabilities	474,828,503	378,765,740

SHAREHOLDERS’ EQUITY
Common stock: $.001 par value, authorized 100,000,000 shares, issued 35,438,079 and 35,438,079, respectively	35,438	35,438
Common stock to be issued	900,364	-
Additional paid in capital	50,176,083	49,972,174
Treasury stock	(434,240)	(434,240)
Statutory reserves	9,903,457	9,903,457
Retained earnings	47,301,120	38,573,966
Accumulated other comprehensive income	24,980,700	21,561,099
Total shareholders’ equity	132,862,922	119,611,894

Total liabilities and shareholders’ equity	$607,691,425	$498,377,634

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Unaudited Interim Condensed Consolidated Statements of Income

For The Three and Six Months Ended June 30, 2013 and 2012

	3 Months	3 Months	6 Months	6 Months
	June 30, 2013 (Restated - Note 2)	June 30, 2012 (Restated - Note 2)	June 30, 2013 (Restated - Note 2)	June 30, 2012 (Restated - Note 2)
REVENUES
Real estate sales	$50,757,630	$29,925,484	$91,049,447	$50,239,681
Other revenue	6,996,473	4,945,971	18,095,597	8,013,399
Total revenues	57,754,103	34,871,455	109,145,044	58,253,080

COST OF SALES
Cost of real estate sales	35,950,062	21,620,098	69,036,162	35,317,749
Cost of other revenue	4,232,921	3,792,088	13,768,820	6,031,958
Total cost of revenues	40,182,983	25,412,186	82,804,982	41,349,707

Gross margin	17,571,120	9,459,269	26,340,062	16,903,373

OPERATING EXPENSES
Selling, general, and administrative expenses	4,901,936	3,955,882	8,059,940	6,979,411
Stock-based compensation	1,006,736	690,390	1,104,273	812,996
Other expenses	390,567	58,455	450,550	64,888
Financing expense	2,807,094	100,676	4,253,880	330,948
Accretion expense on convertible debt	-	241,665	-	474,151
Total operating expenses	9,106,333	5,047,068	13,868,643	8,662,394

CHANGES IN FAIR VALUE OF DERIVATIVES
Change in fair value of embedded derivatives	-	(150,181)	-	(221,284)
Change in fair value of warrants	-	(3,554)	-	(3,186)
Total changes in fair value of derivatives	-	(153,735)	-	(224,470)

Income before provision for income taxes	8,464,787	4,565,936	12,471,419	8,465,449

Provision for current income taxes	2,660,911	1,710,009	3,858,913	2,783,300
(Recovery of) provision for deferred taxes	(50,013)	(64,768)	(114,648)	214,624
Provision for income taxes	2,610,898	1,645,241	3,744,265	2,997,924

NET INCOME	$5,853,889	$2,920,695	$8,727,154	$5,467,525

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	35,086,599	34,914,731	35,086,599	34,822,496

Diluted	35,244,724	34,914,731	35,166,098	34,822,496

NET INCOME PER SHARE
Basic	$0.17	$0.08	$0.25	$0.16

Diluted	$0.17	$0.08	$0.25	$0.16

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Unaudited Interim Condensed Consolidated Statements of Comprehensive Income

For The Three and Six Months Ended June 30, 2013 and 2012

	3 Months	3 Months	6 Months	6 Months
	June 30,	June 30,	June 30,	June 30,
	2013 (Restated - Note 2)	2012 (Restated - Note 2)	2013 (Restated - Note 2)	2012 (Restated - Note 2)

NET INCOME	$5,853,889	$2,920,695	$8,727,154	$5,467,525

OTHER COMPREHENSIVE INCOME
Gain on foreign exchange	2,691,556	(1,488,767)	3,419,601	(1,576,178)

COMPREHENSIVE INCOME	$8,545,445	$1,431,928	$12,146,755	$3,891,347

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARIES

Unaudited Interim Condensed Consolidated Statements of Cash Flows

For The Six Months Ended June 30, 2013 and 2012

	June 30,	June 30,
	2013 (Restated - Note 2)	2012 (Restated - Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income for the period	$8,727,154	$5,467,525
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	1,307,424	1,054,317
Stock-based compensation	1,104,273	812,996
Gain on disposal of property and equipment	-	(32,554)
Amortization of deferred financing costs	40,071	77,818
Amortization of intangible assets	111,356	109,033
(Recovery of) provision for deferred income taxes	(114,648)	214,624
Change in fair value of embedded derivatives	-	(221,284)
Change in fair value of warrants	-	(3,186)
Accretion expense on convertible debt	-	474,151
(Increase) decrease in assets:
Accounts receivable	(20,188,803)	4,136,241
Construction in excess of billing	559,202	-
Other receivable and prepaid expense	(1,019,295)	(1,322,379)
Real estate held for development or sale	12,438,798	(57,577,525)
Advances to suppliers	921,102	(1,316,365)
Deposit on land use rights, net	-	22,754,848
Increase (decrease) in liabilities:
Accounts payable	(3,206,184)	(4,242,595)
Advances from customers	(3,842,509)	(7,859,764)
Accrued expense	(5,140,839)	3,315,390
Other payables	1,132,342	(355,170)
Income and other taxes payable	5,464,411	1,235,509
Net cash used in operating activities	(1,706,145)	(33,278,370)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,310,211)	(2,931,657)
Proceeds from sale of property and equipment	-	63,248
Net cash used in investing activities	(1,310,211)	(2,868,409)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	7,297	21,058,987
Loans from banks	89,372,766	30,111,889
Loans from external parties	42,985,007	5,707,564
Payments on loans payable	(30,019,910)	(34,356,320)
(Repayment to) loans from employees	(5,328,304)	4,138,628
Purchase of treasury stock	-	(14,142)
Net cash provided by financing activities	97,016,856	26,646,606

INCREASE (DECREASE) IN CASH	94,000,500	(9,500,173)

Effects on foreign currency exchange	838,852	(120,527)

CASH, beginning of period	6,121,448	22,014,953

CASH, end of period	$100,960,800	$12,394,253

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Unaudited Interim Condensed Consolidated Statements of Shareholders’ Equity

As of June 30, 2013 and December 31, 2012

	Common Stock		Common Stock to be Issued	Treasury Stock	Paid in Capital	Statutory Reserve	Retained Earning (Restated - Note 2)	Accumulated Comprehensive Income (Restated - Note 2)	Total (Restated - Note 2)

BALANCE, December 31, 2012	35,438,079	$35,438	$-	$(434,240)	$49,972,174	$9,903,457	$38,573,966	$21,561,099	$119,611,894
Stock-based compensation	-	-	-	-	97,537	-	-	-	97,537
Net income for the period	-	-	-	-	-	-	2,873,265	-	2,873,265
Foreign currency translation adjustment	-	-	-	-	-	-	-	728,045	728,045
BALANCE, March 31, 2013	35,438,079	35,438	-	(434,240)	50,069,711	9,903,457	41,447,231	22,289,144	123,310,741
Stock-based compensation	-	-	-	-	106,372	-	-	-	106,372
Common stock to be issued for directors’ compensation	-	-	900,364	-	-	-	-	-	900,364
Net income for the period	-	-	-	-	-	-	5,853,889	-	5,853,889
Foreign currency translation adjustment	-	-	-	-	-	-	-	2,691,556	2,691,556
BALANCE, June 30, 2013	35,438,079	$35,438	$900,364	$(434,240)	$50,176,083	$9,903,457	$47,301,120	$24,980,700	$132,862,922

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

Note 2 - Restatement of Previously Issued Financial Statements

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

These consolidated financial statements have been restated to correct for this error. As a result of this restatement, on the measurement day (May 24, 2010), the amount charged to retained earnings has been increased by $34,740,918 from $14,229,043 to $48,969,961 and the recorded liability has been increased from $42,600,511 to $77,341,429. The subsequent accretion expenses capitalized to the Company’s project costs were reduced by $7,280,670 from $8,822,709 to $1,542,039 during fiscal 2012; reduced by $12,341,566 from $15,483,050 to $3,141,484 during fiscal 2011; and reduced by $17,118,008 from $19,855,876 to $2,737,868 during fiscal 2010. Because the liability was fully repaid as at December 31, 2012, there was no accretion during the six months ended June 30, 2013. The accretion expenses capitalized to the Company’s project costs were reduced by $1,738,609 from $2,119,966 to $381,357 during the three months ended June 30, 2012 and were reduced by $3,237,310 from $3,995,881 to $758,571 during the six months ended June 30, 2012.

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

The following is a summary of the effects of restatements using the Revised Interest Rate and Revised Estimated Park Plaza Capitalized Interest on the Company's consolidated balance sheets as at June 30, 2013 and December 31, 2012, interim condensed consolidated balance sheets, and the interim condensed consolidated statements of income, comprehensive income and cash flows for the three and six months ended June 30, 2013 and 2012. The effects of the restatement also reflect other changes related to income taxes and earnings per share. The revisions had no significant impact on total cash flow for the restated periods and had no impact on the Company's compliance with debt covenants in any period presented.

Note 2- Restatement of Previously Issued Financial Statements (continued)

As of June 30, 2013 (three months)
	As Previously Reported	Restatement Impact #1	Restatement Impact #2	As Restated
Consolidated Balance Sheets

Accounts receivable	50,137,448	(1,292,360)	(1,690,733)	47,154,355
Real estate held for development or sale	225,395,977	(22,455,130)	0	202,940,847
Total assets	633,129,648	(23,747,490)	(1,690,733)	607,691,425
Advances from customers	43,172,088	1,292,360	1,690,733	46,155,181
Income and other taxes payable	27,277,984	3,261,268	(1,028,726)	29,510,526
Total liabilities	469,612,868	4,553,628	662,007	474,828,503
Retained earnings	74,514,348	(24,879,368)	(2,333,860)	47,301,120
Accumulated other comprehensive income	28,421,330	(3,421,750)	(18,880)	24,980,700
Total shareholders' equity	163,516,780	(28,301,118)	(2,352,740)	132,862,922
Total liabilities and shareholders' equity	633,129,648	(23,747,490)	(1,690,733)	607,691,425
Consolidated Statements of Income
Real estate sales	52,742,634	(234,904)	(1,750,100)	50,757,630
Total revenues	59,739,107	(234,904)	(1,750,100)	57,754,103
Cost of real estate sales	37,235,900	(1,161,581)	(124,257)	35,950,062
Total costs of revenues	41,468,821	(1,161,581)	(124,257)	40,182,983
Selling, general, and administrative expenses	4,904,517	(305)	(2,276)	4,901,936
Total operating expenses	9,108,914	(305)	(2,276)	9,106,333
Income before provision for income taxes and non-controlling interest	9,161,372	926,982	(1,623,567)	8,464,787
Provision for income taxes	2,835,057	231,746	(405,892)	2,660,911
Net income	6,376,328	695,237	(1,217,676)	5,853,889
EARNINGS PER SHARE
Basic	0.18	0.02	(0.03)	0.17
Diluted	0.18	0.02	(0.03)	0.17
Consolidated Statements of Comprehensive Income
Net income	6,376,328	695,237	(1,217,676)	5,853,889
Foreign currency translation adjustment	3,049,049	(340,824)	(16,669)	2,691,556
Comprehensive income attributable to China Housing & Land	9,425,377	354,413	(1,234,345)	8,545,445

Note 2- Restatement of Previously Issued Financial Statements (continued)

As of June 30, 2012 (three months)
	As Previously Reported	Restatement Impact #1	As Restated
Consolidated Statement of Income
Real estate sales	30,069,549	(144,065)	29,925,484
Total revenues	35,015,520	(144,065)	34,871,455
Cost of real estate sales	23,115,905	(1,495,807)	21,620,098
Total costs of revenues	26,907,993	(1,495,807)	25,412,186
Selling, general, and administrative expenses	3,956,069	(187)	3,955,882
Total operating expenses	5,047,255	(187)	5,047,068
Income before provision for income taxes	3,214,007	1,351,929	4,565,936
Provision for current income taxes	1,372,027	337,982	1,710,009
NET INCOME	1,906,748	1,013,947	2,920,695
EARNINGS PER SHARE
Basic	0.05	0.03	0.08
Diluted	0.05	0.03	0.08
Consolidated Statement of Comprehensive Income
Net income	1,906,748	1,013,947	2,920,695
Foreign currency translation adjustment	(1,763,412)	274,645	(1,488,767)
Comprehensive income	143,336	1,288,592	1,431,928

As of June 30, 2013 (six months)
	As Previously Reported	Restatement Impact #1	Restatement Impact s #2	As Restated
Consolidated Statements of Income
Real estate sales	96,017,205	(1,613,427)	(3,354,331)	91,049,447
Total revenues	114,112,802	(1,613,427)	(3,354,331)	109,145,044
Cost of real estate sales	73,024,314	(3,749,995)	(238,157)	69,036,162
Total costs of revenues	86,793,134	(3,749,995)	(238,157)	82,804,982
Selling, general, and administrative expenses	8,066,398	(2,097)	(4,361)	8,059,940
Total operating expenses	13,875,100	(2,097)	(4,361)	13,868,642
Income before provision for income taxes	13,444,568	2,138,665	(3,111,813)	12,471,420
Provision for income taxes	4,102,200	534,666	(777,953)	3,858,913
NET INCOME	9,457,015	1,603,999	(2,333,860)	8,727,154
EARNINGS PER SHARE
Basic	0.27	0.05	(0.07)	0.25
Diluted	0.27	0.05	(0.07)	0.25
Consolidated Statements of Comprehensive Income
NET INCOME	9,457,015	1,603,999	(2,333,860)	8,727,154
Foreign currency translation adjustment	3,869,097	(430,616)	(18,880)	3,419,601
Comprehensive income attributable to China Housing & Land	13,326,112	1,173,383	(2,352,740)	12,146,755

Consolidated Statements of Cash Flows
Net income	9,457,015	1,603,999	(2,333,860)	8,727,154
Accounts receivable	(22,672,682)	806,713	1,677,166	(20,188,803)
Real estate held for development or sale	16,074,240	(3,635,442)	0	12,438,798
Advances from customers	(6,326,388)	806,713	1,677,166	(3,842,509)
Income and other taxes payable	6,066,867	418,016	(1,020,472)	5,464,411
Net cash (used in) provided by operating activities	(1,706,145)	0	0	(1,706,145)

Note 2- Restatement of Previously Issued Financial Statements (continued)

As of June 30, 2012 (six months)
	As Previously Reported	Restatement Impact #1	As Restated
Consolidated Statement of Income
Real estate sales	50,503,892	(264,211)	50,239,681
Total revenues	58,517,291	(264,211)	58,253,080
Cost of real estate sales	37,348,769	(2,031,020)	35,317,749
Total costs of revenues	43,380,727	(2,031,020)	41,349,707
Selling, general, and administrative expenses	6,979,754	(343)	6,979,411
Total operating expenses	8,662,737	(343)	8,662,394
Income before provision for income taxes	6,698,297	1,767,152	8,465,449
Provision for current income taxes	2,341,512	441,788	2,783,300
NET INCOME	4,142,161	1,325,364	5,467,525
EARNINGS PER SHARE
Basic	0.12	0.04	0.16
Diluted	0.12	0.04	0.16
Consolidated Statement of Comprehensive Income
NET INCOME	4,142,161	1,325,364	5,467,525
Foreign currency translation adjustment	(1,869,825)	293,647	(1,576,178)
Comprehensive income	2,272,336	1,619,011	3,891,347

Consolidated Statement of Cash Flows
Net income	4,142,161	1,325,364	5,467,525
Accretion expense on mandatorily redeemable non-controlling interests
Accounts receivable	4,004,135	132,106	4,136,241
Real estate held for development or sale	(55,565,264)	(2,012,261)	(57,577,525)
Advances from customers	(7,991,869)	132,107	(7,859,764)
Income and other taxes payable	812,823	422,686	1,235,509

As of December 31, 2012
	As Previously Reported	Restatement Impact #1	As Restated
Consolidated Balance Sheet
Accounts receivable	26,897,958	(468,626)	26,429,332
Real estate held for development or sale	238,111,545	(25,739,670)	212,371,875
Total assets	524,585,930	(26,208,296)	498,377,634
Advances from customers	48,829,289	468,626	49,297,915
Income and other taxes payable	20,929,485	2,797,579	23,727,064
Total liabilities	375,499,535	3,266,205	378,765,740
Retained earnings	65,057,333	(26,483,367)	38,573,966
Accumulated other comprehensive income	24,552,233	(2,991,134)	21,561,099
Total shareholders' equity	149,086,395	(29,474,501)	119,611,894
Total liabilities and shareholders' equity	524,585,930	(26,208,296)	498,377,634

Note 3 – Mandatorily Redeemable Preferred Stock and Non-controlling Interest (As restated, see note 2)

The Company recorded accretion cost on the mandatorily redeemable non-controlling interest using the effective interest method based on an effective interest rate of 5.85%. The related accretion costs incurred for the three and six months ended June 30, 2012 were $381,357 and $758,571, respectively and were capitalized in real estate construction in progress.

The Company repaid the mandatorily redeemable non-controlling interests in full as at December 31, 2012. Therefore, no related accretion costs were incurred for the three and six months ended June 30, 2013.

Note 4 – Supplemental Disclosure of Cash Flow Information

Income taxes paid amounted to $807,721 and $1,343,144 for the six months ended June 30, 2013 and 2012, respectively. Interest paid for the six months ended June 30, 2013 and 2012 amounted to $12,767,279 and $9,670,903, respectively

Note 5 – Real Estate Held for Development or Sale

The following summarizes the components of real estate inventories as at June 30, 2013 and December 31, 2012:

	June 30, 2013 (Restated - Note 2)	December 31, 2012 (Restated - Note 2)
Real estate projects completed and held for sale
Junjing I	$1,946,817	$2,065,376
Junjing II	146,150	175,326
Tsining 24G	-	45,370
Gangwan	9,705	19,117
Tsining Home IN	-	60,943
Junjing III	1,123,874	1,309,347
Puhua Phase I	7,989,194	9,205,681
Puhua Phase II - West Region	4,716,712	7,834,598
Real estate completed and held for sale	15,932,452	20,715,758

Real estate projects held for development
Puhua Phase II (East Region), III and IV	78,467,780	80,834,955
Park Plaza	66,760,013	77,765,333
Golden Bay (the Company is in the process of obtaining the land use right)	17,914,922	12,415,111
Jiyuan	17,532,755	16,500,575
Other	5,690,834	3,941,746
Construction Materials	642,091	198,397
Real estate held for development	187,008,395	191,656,117

Total real estate held for development or sale	$202,940,847	$212,371,875

The Company wrote down $251,353 in real estate completed and held for sale for the three and six months ended June 30, 2013 (June 30, 2012 - $Nil).

Note 6 - Accounts Receivable

Accounts receivable consisted of the following as at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013 (Restated - Note 2)	2012 (Restated - Note 2)
Accounts receivable	$47,740,794	$27,007,045
Allowance for doubtful accounts	(586,439)	(577,713)
Accounts receivable, net	$47,154,355	$26,429,332

Note 7 – Other Receivables, Prepaid Expenses and Other Assets

Other receivables, prepaid expenses and other assets consisted of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

Government reimbursement for Tangdu project (a)	$496,193	$3,795,916
Interest receivable (b)	3,898,460	-
Other receivable (c)	2,108,971	1,289,958
Allowance for doubtful receivables	(147,954)	(145,753)
Prepaid expenses to subcontractors and vendors	1,553,070	415,368
Prepaid other tax expenses	35,632	1,498,836
Other receivables, prepaid expenses and other assets, net	$7,944,372	$6,854,325

(a)	The Company’s Tangdu project was essentially a land use right plus miscellaneous preconstruction costs. During fiscal year 2011, the PRC government was in the process of negotiating with the Company regarding a potential transfer back of the land use right to the government agency. During the fiscal year 2012, the government agreed to reimburse the Company for the costs incurred on the land use right and required the Company to transfer the land use right back to the government. The carrying value of the land use right was reclassified to other receivable, prepaid expenses and other assets and the balances as at June 30, 2013 and December 31, 2012 represent the remaining balance of the settlement amount.

(b)	Interest receivable represents interest income earned on the restricted cash pledged as security for Bank of Communications offshore branch, Bank of China Macau Brach, Bank of China Singapore branch and LUSO International Bank.

(c)	Other receivable mainly represents various deposits made to government agencies and/or utility companies as securities or guarantees during the project constructions. The amounts will be refunded when the projects are completed.

Note 8 – Property and Equipment

Property and equipment consisted of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Income producing properties and improvements	$19,873,486	$19,577,784
Buildings and improvements	19,329,268	17,913,261
Electronic equipment	1,032,003	918,209
Vehicles	779,991	734,678
Computer software	324,237	319,012
Office furniture	915,469	863,132
Total	42,254,454	40,326,076
Accumulated depreciation	(7,899,951)	(6,488,730)
Property and equipment, net	$34,354,503	$33,837,346

Depreciation expense for the three months ended June 30, 2013 and 2012 amounted to $821,554 and $513,197, respectively. Depreciation expense for the six months ended June 30, 2013 and 2012 amounted to $1,307,424 and $1,054,317, respectively. The depreciation expense was included in selling, general and administrative expenses, real estate held for development or sale and cost of other revenue.

Note 9 – Intangible Assets

The intangible assets consisted of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Development right acquired (a)	$52,618,136	$51,835,211
Land use rights acquired (b)	8,757,836	8,627,525
Construction license acquired (c)	1,226,605	1,208,354
	62,602,577	61,671,090
Accumulated amortization	(7,409,698)	(7,188,838)
Intangible assets, net	$55,192,879	$54,482,252

(a)	The development right for 487 acres of land in Baqiao Park was obtained from the acquisition of New Land in fiscal 2007. The intangible asset has a finite life. In accordance with accounting standard, “Goodwill and Other Intangible Assets”, the intangible asset is subject to amortization every time a land use right in connection with this development right is obtained and based on the percentage of realized profit margin of the land use right over the total expected profit margin to be realized from the 487 acres of land in the Baqiao project. This method is intended to match the pattern of amortization with the income-generating capacity of the asset. The development right will expire on June 30, 2016. There was no amortization on development right during the six months ended June 30, 2013 and 2012. Upon the acquisition of Puhua's land use right in 2009, the Company recorded a $4,665,592 amortization on the development right and capitalized the amount in the real estate held for development or sale. The capitalized amortization amount is expensed as part of the cost of real estate sales as Puhua recognizes its real estate sales revenues under the percentage of completion method were recognized. During the three and six months ended June 30, 2013, $154,904 and $368,375 (June 30, 2012 - $219,699 and $287,979) of amortized development right capitalized in the Puhua project were expensed through cost of real estate sales, respectively.

(b)	The land use right was acquired through acquisition of Suodi. The land use right certificate will expire in November, 2048. The Company amortizes the land use right over 39 years starting from the date of acquisition. For the three and six months endedJune 30, 2013, the Company has recorded $55,989 and $111,356, respectively, of amortization expense on the land use rights (June 30, 2012 - $54,427 and $109,033). The amortization was included in selling, general and administrative expenses.

(c)	The construction license was acquired through acquisition of Xinxing Construction. The construction license, which is subject to renewal every 5 years, is not amortized and has an indefinite estimated useful life because management believes the Company will be able to continuously renew the license in future. The license will be subject to renewal on January 1, 2016.

Note 10 – Accrued Expenses

	June 30, 2013	December 31, 2012
Accrued expenses	$12,568,176	$19,521,717
Accrued interest on loans	4,899,639	2,707,797
Total	$17,467,815	$22,229,514

Note 11 – Loans from Employees

The Company has borrowed monies from certain employees to fund the Company’s construction projects. These unsecured loans bear interest at 15% (2012 - 20%) per annum and are available to all employees.

Included in these loans are loans from the Company’s executives:

	June 30, 2013	December 31, 2012
Chairman	$-	$1,637,213
Chief executive officer	-	160,511
Chief financial officer	651,742	963,066
Chief operating officer	1,041,157	642,044
Total	$1,692,899	$3,402,834

Note 12 – Loans Payable

	June 30,	December 31,
	2013	2012
Bank of Beijing, Xi’an Branch
The Company signed an agreement for a line of credit of approximately $32.6 million (RMB 200 million). Originally due on November 30, 2014 with annual interest rate of 130% of People’s Bank of China prime rate. The loan was fully repaid in April 2013.	$-	$22,471,549

China Construction Bank
Originally due on March 6, 2015, annual interest is People’s Bank of China prime rate plus 1%. The loan is secured by the Junjing III project and land use right. The loan was fully repaid during the first quarter of fiscal 2013.	-	1,605,111

China Construction Bank
Due May 12, 2016, annual interest is 105% of People’s Bank of China prime rate (6.4%). The loan is secured by the Park Plaza Phase I project and land use right. The loan is also subject to certain repayment requirements based on percentage of sales contracts signed over total estimated sales amount of Park Plaza Phase I.	24,440,317	-

Bank of Communications offshore branch
Due on November 13, 2015, annual interest rate is 2.9%, secured by $36,660,475 (RMB 225 million) of restricted cash.	30,000,000	30,000,000

Bank of China, Macau Branch Due December 16, 2013, annual interest is based on the 3-month London Interbank offered Rate (“LIBOR”) rate plus 3.6%. The 3-month LIBOR rate for June 2013 was 0.27% (December 31, 2012 – 0.31%). The loan is secured by $32,587,089 (RMB 200 million) of restricted cash.	31,000,000	31,000,000

Bank of China, Singapore Office Due November 22, 2014, annual interest is based on the 3-month LIBOR rate plus 1.55%. The 3-month LIBOR rate at June 30, 2013 was 0.27% (December 31, 2012 - 0.31%). The loan is secured by $ 32,587,089 (RMB 200 million) of restricted cash.	31,800,000	31,800,000

LUSO International Bank
The Company signed an agreement for a line of credit of $9.7 million with LUSO International Bank. The amount that can be withdrawn is limited to 97% of the restricted cash securing the line of credit. The total amount will be due on March 27, 2015. As of June 30, 2013, the Company had drawn $7,761,153 from the line of $9.7 million which is 96.4% of $ 8,146,772 (RMB 50 million) restricted cash. Annual interest is based on the 12-month LIBOR rate at the inception of the loan, updated annually, plus 2.7%. The 12-month LIBOR applicable as at June 30, 2013 is 0.8478%.	7,761,153	7,761,153

Xi’an Xinxing Days Hotel & Suites Co., Ltd. (“Days Hotel”) (Note 19)
There are several loans from Days Hotel, including: $814,677 (RMB 5 million) due on April 28, 2013; $1,140,548 (RMB 7 million) due on June 30, 2013; $3,258,709 (RMB 20 million) due on July 2, 2013; $7,983,837 (RMB 49 million) due on December 31, 2013; $244,403 due on January 17, 2014 (RMB 1.5 million); $6,843,289 (RMB 42 million) due on November 13, 2014. All Days Hotel loans have an annual interest rate of 20%. The Company repaid the $814,677 (RMB 5 million) due on April 28, 2013, $1,140,548 (RMB 7 million) due on June 30, 2013 and $3,258,709 (RMB 20 million) due on July 2, 2013 in July 2013.	20,285,463	21,219,563

Changcheng Financing Company Limited
Due on November 8, 2014, annual interest rate is 19%, secured by an income producing property of Tsining.	4,888,063	4,815,332

Shanghai Xinying Fund, LLC (“Xinying”)
Due August 7, 2014, annual interest is 9.6% and the effective annual interest rate is 27.16% due to related finance consulting fees (Note 19), secured by 100% ownership of Xinxing Construction’s shares and corporate guarantee from Tsining, Puhua, and the Company (Note 19), and is also subject to a consulting fee agreement (Note 18). The repayment schedule per agreement is as follows: December 1, 2013 - $1,629,354 (RMB 10 million); June 1, 2014 - $1,629,354 (RMB 10 million); August 7, 2014 - $19,552,253 (RMB 120 million).	22,810,962	24,076,660

Shenzhen Qianhai Dinghui Equity Investment Fund Partnership (“Dinghui”)
On March 22, 2013, the Company received $40,252,463 (RMB 250 million) from Dinghui to fund the pending acquisition of the land use right for the Company’s Golden Bay project and/or other construction. In connection with the loan, the Company transferred 49% of Fangzhou’s common shares to Dinghui in December 2012 as security for the loan. Dinghui will not participate in the decision making, operation and profit/loss sharing of Fangzhou. Once the land use right is obtained, the Company will use the common shares as a pledge for the loan and Dinghui will revert the transferred common shares of Fangzhou back to the Company. The loan is also guaranteed by the Company and the Company’s President. The loan is due on March 21, 2015 with an annual interest rate of 20%.	40,733,861	-

Bank of Communications
Due December 20, 2015, annual interest is 120% of People’s Bank of China prime rate (6.4%). The loan is secured by the Puhua Phase III project. The repayment schedule is as follows: June 20, 2014 - $1,629,354 (RMB 10 million); December 20, 2014 - $6,517,418 (RMB 40 million); June 20, 2015 - $8,146,772 (RMB 50 million); December 20, 2015 - $16,293,544 (RMB 100 million).	32,587,089	-

Bank of Xi’an, Weilai Branch
Due April 24, 2015, annual interest is 130% People’s Bank of China prime rate (6.4%). The loan is secured by a portion of the Puhua Phase II project. The repayment schedule is as follows: September 21, 2014 - $1,629,354 (RMB 10 million); December 21, 2013 - $1,629,354 (RMB 10 million); June 21, 2014 - $4,888,063 (RMB 30 million); September 21, 2014 - $4,888,063 (RMB 30 million); December 21, 2014 - $8,146,772 (RMB 50 million); April 24, 2015, $11,405,481 (RMB 70 million). The loan is also subject to certain repayment requirements based on percentage of sales contracts signed over total estimated sales amounts of Puhua Phase II.	32,587,089	-
Total	$278,893,997	$174,749,368

Note 12 – Loans Payable (continued)

Except for the loans from Bank of China Macau Branch, Bank of China Singapore Branch and Bank of Communications offshore branch, which were drawn to repay the mandatorily redeemable non-controlling interests in subsidiaries (Note 3) and the loans from LUSO International Bank, which were drawn to repay convertible debt (Note 13), all other loans were drawn to directly finance construction projects and the interest paid was capitalized and allocated to various real estate construction projects or expensed if the interest costs do not meet the capitalization criteria.

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

The loans payable balances were secured by certain of the Company’s real estate held for development or sale with a carrying value of $129,820,052 (December 31, 2012 - $44,920,900) and certain buildings and income producing properties and improvements with a carrying value of $4,262,033 (December 31, 2012 - $4,287,898). The weighted average interest rate on loans payable as at June 30, 2013 was 9.78% (December 31, 2012 - 7.1%).

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

Note 14 – Shareholders’ Equity

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

Note 14 – Shareholders’ Equity (continued)

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

Including the fair value of warrants associated with the Convertible Debt (Note 13). The total gains from the change in fair value of warrants for the three and six months ended June 30, 2012 were $3,554 and $3,186, respectively.

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

Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company’s unaudited interim condensed consolidated financial statements during the first three and six months of fiscal year 2013 and 2012 are as follows:

For the three months ended June 30, 2013:

	Real Estate Development and Sales	Construction	All Other	Adjustments and Elimination		Consolidated
Revenues from external customers	$50,757,630	$3,813,981	$914,039	$-		$55,485,650
Intersegment revenues	-	12,153,457	-	(12,153,457	)(1)	-
Rental from external customers	199,510	21,793	-	-		221,303
Other miscellaneous income (Interest and Gain from Property and Equipment)	2,039,310	-	7,840	-		2,047,150
Total revenue	$52,996,450	$15,989,231	$921,879	$(12,153,457)		$57,754,103
Financing expense	$2,799,288	$6,281	$1,525	$-		$2,807,094
Segment profit before taxes	$8,894,886	$902,591	$(925,356)	$(407,334	)(1)	$8,464,787
Total assets	$709,752,270	$117,675,218	$228,095,088	$(447,831,151	)(2)	$607,691,425

For the six months ended June 30, 2013:

	Real Estate Development and Sales	Construction	All Other	Adjustments and Elimination		Consolidated
Revenues from external customers	$91,049,447	$12,907,295	$1,822,194	$-		$105,778,936
Intersegment revenues	-	14,439,144	-	(14,439,144	)(1)	-
Rental from external customers	397,551	44,947	-	-		442,498
Other miscellaneous income (Interest and Gain from Property and Equipment)	2,915,467	-	8,143	-		2,923,610
Total revenue	$94,362,465	$27,391,386	$1,830,337	$(14,439,144)		$109,145,044
Financing expense	$4,237,626	$12,869	$3,385	$-		$4,253,880
Segment profit before taxes	$12,347,721	$1,376,200	$(954,682)	$(297,820	)(1)	$12,471,419

Note 16 - Segment Reporting (continued)

For the three months ended June 30, 2012:

	Real Estate Development and Sales	Construction	All Other	Adjustments and Elimination		Consolidated
Revenues from external customers	$29,925,484	$3,511,320	$1,096,752	$-		$34,533,556
Intersegment revenues	-	6,663,998		(6,663,998	)(1)	-
Rental from external customers	225,641	30,900	-	-		256,541
Other miscellaneous income (Interest and Gain from Property and Equipment)	79,470	-	1,888	-		81,358
Total Revenue	$30,230,595	$10,206,218	$1,098,640	$(6,663,998)		$34,871,455
Financing expense	$46,236	$13,040	$41,400	$-		$100,676
Segment profit before taxes	$4,483,315	$539,871	$(390,284)	$(66,966	)(1)	$4,565,936
Total assets	$466,219,061	$30,080,835	$186,951,553	$(240,853,033	)(2)	$442,398,416

For the six months ended June 30, 2012:

	Real Estate Development and Sales	Construction	All Other	Adjustments and Elimination		Consolidated
Revenues from external customers	$50,239,681	$5,129,736	$2,053,021	$-		$57,422,438
Intersegment revenues	-	8,962,161	-	(8,962,161	)(1)	-
Rental from external customers	452,026	167,891	-	-		619,917
Other miscellaneous income (Interest and Gain from Property and Equipment)	208,029	-	2,696	-		210,725
Total revenue	$50,899,736	$14,259,788	$2,055,717	$(8,962,161)		$58,253,080
Financing expense	$221,190	$26,304	$83,454	$-		$330,948
Segment profit before taxes	$8,234,388	$582,029	$(427,230)	$76,262	(1)	$8,465,449

(1)	These represent revenues earned from construction services performed by Xinxing Construction for the Real Estate Development and Sales segment and its profits. They are eliminated upon consolidation.

(2)	The adjustment represents long-term investments in subsidiaries and inter-subsidiary balances eliminated upon consolidation.

Note 17 – Effect of Change in Estimates

During the three months ended June 30, 2013, real estate development projects with gross profits recognized as at March 31, 2013 had no changes in their estimated gross profit margins. Therefore, net income and both basic and diluted earnings per share for the three months ended were not impacted. For the three months ended June 30, 2012, real estate development projects with gross profits recognized as at March 31, 2012 had changes in their estimated gross profit margins. As a result of these changes of gross profit, net income for the three months ended June 30, 2012 decreased by $204,503 or an decrease of $0.006 for both basic and diluted earnings per share for the three months ended June 30, 2012.

During the six months ended June 30, 2013, real estate development projects with gross profits recognized as at December 31, 2012 had changes in their estimated gross profit margins. As a result of these changes of gross profit, net income for the six months ended June 30, 2013 decreased by $687,787 (six months ended June 30, 2012 – decreased by $310,963) or a decrease of $0.020 for both basic and diluted earnings per share for the six months ended June 30, 2013 (six months ended June 30, 2012 – decreased by $0.009 in both basic and diluted earnings per share).

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

Note 18 – Earnings per Share (continued)

	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(3 months)	(3 months)	(6 months)	(6 months)
Numerator
Net income – basic	$5,853,889	$2,920,695	$8,727,154	$5,467,525
Effect of dilutive securities
Convertible Debt	-	-	-	-
Net income – diluted	$5,853,889	$2,920,695	$8,727,154	$5,467,525
Denominator
Weighted average shares outstanding – basic	35,086,599	34,914,731	35,086,599	34,822,496
Effect of dilutive securities
Shares subscribed	158,125	-	79,499	-
Weighted average shares outstanding – diluted	35,244,724	34,914,731	35,166,098	34,822,496
Earnings per share
Basic earnings per share	$0.17	$0.08	$0.25	$0.16
Diluted earnings per share	$0.17	$0.08	$0.25	$0.16

Note 19 – Commitments and Contingencies

The Company leases part of its office and hotel space under various operating lease agreements which expire in 2019.

In connection with the loans borrowed from Xinying (Notes 12 and 20), the Company also signed a finance consulting agreement with Xinying whereby the Company is committed to pay consulting fees on a quarterly basis up to July 2015 for financing services provided.

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

The Company also has a $20,285,463 loan payable to Days Hotel as at June 30, 2013 (December 31, 2012 - $21,219,563) (Note 12). For the three and six months ended June 30, 2013, the Company incurred $1,844,259 and $3,081,270 (June 30, 2012 - $Nil and $Nil) of interest expense to Days Hotel and capitalized the amounts in real estate held for development or sales. As at June 30, 2013, the Company also had a $2,595,874 (December 31, 2012 - $1,231,316) interest payable to Days Hotel.

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

Note 21 – Subsequent Events

The Company repaid $5,213,934 (RMB 32 million) loans from Days Hotel in July 2013 (Note 12).

The Company also issued the 411,215 shares granted on May 27, 2013 in July 2013 (Note 14).

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

The following summarizes the components of real estate inventories as at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Real estate projects completed and held for sale
Junjing I	$1,946,817	$2,065,376
Junjing II	146,150	175,326
Tsining 24G	-	45,370
Gangwan	9,705	19,117
Tsining Home IN	-	60,943
Junjing III	1,123,874	1,309,347
Puhua Phase I	7,989,194	9,205,681
Puhua Phase II - West Region	4,716,712	7,834,598
Real estate completed and held for sale	15,932,452	20,715,758

Real estate projects held for development
Puhua Phase II - East Region, III and IV	78,467,780	80,834,955
Park Plaza	66,760,013	77,765,333
Golden Bay (the Company is in the process of obtaining the land use right)	17,914,922	12,415,111
Jiyuan	17,532,755	16,500,575
Other	5,690,834	3,941,746
Construction Materials	642,091	198,397
Real estate held for development	187,008,395	191,656,117

Total real estate held for development or sale	$202,940,847	$212,371,875

Intangible Assets

Intangible assets consisted of the following as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Development right acquired (a)	$52,618,136	$51,835,211
Land use rights acquired (b)	8,757,836	8,627,525
Construction license acquired (c)	1,226,605	1,208,354
	62,602,577	61,671,090
Accumulated amortization	(7,409,698)	(7,188,838)
Intangible assets, net	$55,192,879	$54,482,252

(a)	The Company purchased the exclusive development right (the "Intangible") through the acquisition of New Land in 2007. The cost of the Intangible was $51.8 million (323 million RMB) based on the purchase price allocation determined. This Intangible allows the Company to develop projects within a specified area in the Baqiao District in Xi’an (the “Specified Area”) as defined in the Intangible agreement. This Specified Area is sub-divided into different land use rights (“LUR”). Under the Intangible agreement, the Company has preferential right to acquire LURs of land up to 487 acre within this Specified Area from the government. The development right will expire on June 30, 2016. We expect to acquire the land use right for our Golden Bay project in 2013. A substantial portion of the 487 acres are not expected to be fully developed until after the 2016 contract expiration date. The actual purchase price of the LURs to be acquired through the Intangible is also expected to be significantly lower than the fair market value of the LUR when traded in the open market.

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

The Company has a $43.4 million deposit on LURs as of June 30, 2013. The Company will utilize this deposit to offset the actual land use right acquisition price of the LURs of the 48 acre for Golden Bay and the 107 acre for the Textile City projects. We currently do not have specific development plans for the remaining 222 acre of land under the Intangible agreement. We will continue the discussion with local government to locate potential projects. As part of our periodic reporting procedures, we review and update our estimates total gross profit depending on the market conditions. Once we are able to secure a new project under the Intangible agreement, we will adjust the amortization table accordingly.

The Company did not acquire any new land use right with the intangible assets during the three and six months periods ended June 30, 2013. The expected development period is between 2009 and 2020. The company will further negotiate with the government on acquiring more land use rights within this area.

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

Property, Plant and Equipment

The total rental income (cash inflow) from leasing the Tsining JunJing I commercial retail property was RMB 1.2 million during second quarter of 2013 compared with RMB 1.1 million during the same period of 2012. Based on the RMB 1.2 million of net cash receipts in the second quarter of 2013, it will take the Company approximately 16 years to recover the RMB 79 million carrying value of the asset. There was no cash outflow in connection with the maintenance and repair of the property. The annual amortization of this property is RMB 3 million (non-cash item) per year over 30 years.

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

Material Trends and Uncertainties That May Impact Continuing Operations

Changes in national and regional economic conditions, as well as local economic conditions where we conduct our operations and where prospective purchasers of our homes live, may result in more caution on the part of homebuyers and consequently fewer home purchases. According to E House (China) Real Estate Research Institute the average residential sale price in Xi’an city was stable in the quarter ended June 30, 2013. The average sales price increased to RMB 7,502 per square meter (approximately US$ 1,220 per square meter) from RMB 7,431 in the same period of 2012, representing about a 0.9% year-on-year increase.

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

Our Property Projects

We provide three fundamental types of real estate developments:

•	High-rise apartment buildings, typically 19 to 33 stories, usually constructed of steel-reinforced concrete, that are completed within approximately 24 months of securing all required permits.

•	Mid-rise apartment buildings, typically 7 to 18 stories, usually constructed of steel-reinforced concrete, that are completed within approximately 12 to 18 months of securing all required permits.

•	Low-rise apartment buildings and villas, typically 2 to 6 stories, often constructed of steel-reinforced concrete, that are completed within approximately 12 months of securing all required permits.

Our projects can be classified into one of four stages of development:

•	Projects in planning, which include projects for which we have purchased the development and or land use rights for parcels of land as part of our project development pipeline. The completion of projects on these sites is subject to adequate financing, approval of permits, receipt of licenses and certain market conditions;

•	Projects in process, which include developments where we have typically secured the development and land use rights, and where the site planning, architecture, engineering and infrastructure work is in progress;

•	Projects under construction, where the building construction has started but has not yet been completed; and

•	Completed projects with units available for sale, where the construction has been finished and most of the units in the buildings have been sold or leased.

Projects Under Construction

Project Name	Type of Projects	Actual or Estimated Construction Period	Actual or Estimated Pre-sale Commencement Date	Total Site Area (m2 )	Total GFA (m2 )	Sold GFA by June 30, 2013 (m2 )

Puhua Phase Two – East Region	Multi-Family Residential & Commercial	Q1/2011 - Q2/2014	Q2/2010	47,300	160,640	46,006

Ankang Project	Multi-Family Residential & Commercial	Q2/2012 - Q3/2015	Q4/2012	74,820	243,152	52,001

Park Plaza	Multi-Family Residential & Commercial	Q1/2012 - Q2/2016	Q1/2013	44,250	149,822	39,499

Puhua Phase Three	Multi-Family Residential & Commercial	Q2/2012 - Q2/2014	Q1/2013	30,600	129,300	57,567

Project Name	Total Number of Units	Number of Units sold by June 30, 2013	Estimated Revenue ($ millions)	Contracted Revenue by June 30, 2013 ($ millions)	Recognized Revenue by June 30, 2013 ($ millions)

Puhua Phase Two – East Region	921	450	172.4	44.4	34.8
Ankang Project	2,121	344	206.3	22.8	5.5
Park Plaza	694	385	154	55.5	38.1
Puhua Phase Three	1,899	473	80.4	46.7	24.9

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

Park Plaza: In July 2009, the Company entered into a letter of intent to acquire 44,250 square meters of land in the center of Xi’an for the Park Plaza project. In March 2011, the Company officially acquired the land use right for Park Plaza. The Company started developing a large mid-upper income residential and commercial project on this site with a GFA of 149,882 square meters. The four-year construction of Park Plaza started in the first quarter 2012. The contract revenue for Park Plaza was $55.5 million as of June 30, 2013, of which we recognized $38.1 million. The total revenue from Park Plaza is estimated to be $154 million.

Puhua Phase Three: The Puhua Phase Three project covers 30,600 square meters with a total GFA of 129,300 square meters. We started pre-sales of Puhua Phase Three during the first quarter of 2013. The contract revenue for Puhua Phase Three was $46.7 million as of June 30, 2013 and, based on the percentage of completion method, we recognized $24.9 million by the end of June 2013.

Projects Under Planning and in Process

Project Name	Type of Projects	Estimated Construction Period	Estimated Pre-sale Commencement	Total Site Area (m2 )	Total GFA (m2 )	Total Number of Units

Baqiao New Development Zone	Multi-Family Residential & Commercial	2009 - 2020	N/A	N/A	N/A	N/A

Puhua Phase Four	Multi-Family Residential & Commercial	Q2/2014 - Q2/2016	Q3/2014	61,087	263,833	N/A

Golden Bay	Multi-Family Residential & Commercial	Q3/2013 - Q2/2015	Q4/2013	146,099	252,540	N/A

Textile City	Multi-Family Residential & Commercial	Q4/2013 - Q3/2018	Q3/2014	433,014	630,000	N/A

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

In December 2010, we signed a preliminary contract with the government disclosing our intention to acquire an additional 107 acre tract of land for another project. The Company has not acquired the land use right because the government is clearing the land and otherwise making the land sellable. It is common practice in China for the government to clear all the existing buildings and move all existing residences prior to selling a tract of land. However, as long as we signed the preliminary land acquisition agreement with the government, the Company has first priority to purchase the land. We estimate that we may obtain the land use right for this piece of land by the end of 2013.

After selling 18.4 acres, placing 79 acres in the Puhua project and approximately 42 acres in the Golden Bay project and setting aside 107 acres for a future project, approximately 241 acres remain available for the Company to develop in the Baqiao area. The Company has a $43.4 million deposit on land use rights as of June 30, 2012. The Company will utilize this deposit to offset the actual land use right acquisition price of the land use rights of the 42 acres for Golden Bay, the 107 acres for the future project and the remaining 241 acres of land.

However, the actual acquisition price for these land use rights will be determined at the time of the actual land use right acquisition by negotiating with the government. The Company will pay for any additional amount in excess of the $43.4 million deposit according to the final bidding price.

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

Major Completed Projects with Units Available for Sale

Project name	Type of Projects	Completion Date	Total Site Area (m2 )	Total GFA (m2 )	Total Number of Units	Number of Units sold by June 30, 2013

Puhua Phase Two – West Region	Multi-Family Residential & Commercial	Q4/2012		100,450	666	646
Puhua Phase One	Multi-Family Residential & Commercial	Q4/2012	47,600	137,137	858	838
JunJing III	Multi-Family Residential & Commercial	Q4/2012	8,094	52,220	531	524
JunJing II Phase One	Multi-Family Residential & Commercial	Q4/2009	39,524	142,214	1,215	1,211
JunJing I	Multi-Family Residential & Commercial	Q3/2006	55,588	167,931	1,671	1,668

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

	Three months	Three months
	ended	Ended
Revenues by project:	June 30, 2013	June 30, 2012
US$
Project Under Construction
Puhua Phase Two – East Region	12,512,381	5,241,252
Puhua Phase Three	8,985,610	-
Park Plaza	19,958,986	-
Ankang Project	5,526,291	-
Projects Completed
Puhua Phase Two – West Region (under construction on June 30, 2012)	2,057,092	8,995,840
JunJing III (under construction on June 30, 2012)	24,132	4,313,484
Puhua Phase One (under construction on June 30, 2012)	1,673,638	12,203,671
JunJing II Phase One	-	-
JunJing II Phase Two	-	-
JunJing I	-	(828,763)
Other Projects	19,500	-
Revenues from the Sale of Properties	$50,757,630	$29,925,484

The following table summarizes details of our most significant projects under construction during the three months ended June 30, 2013:

	Three Months	Three Months
	Ended	Ended
Revenues by project:	June 30, 2013	June 30, 2012
US$
Project Under Construction
Puhua Phase Two – East Region contract sales	$13,118,766		$9,451,856
Revenue	$12,512,381		$5,241,252
Total gross floor area (GFA) available for sale	160,640		160,640
GFA sold during the period	7,119		10,967
Remaining GFA available for sale	119,377		136,864
Percentage of completion	64.1%		48.0%
Percentage GFA sold during the period	4.4%		6.8%
Percentage GFA sold to date	25.7%		14.8%
Average sales price per GFA	$1,843		$862

Puhua Phase Three contract sales	$10,163,137	$
Revenue	$8,985,610	$
Total gross floor area (GFA) available for sale	129,300
GFA sold during the period	8,665
Remaining GFA available for sale	71,733
Percentage of completion	46.8%			%
Percentage GFA sold during the period	6.7%			%
Percentage GFA sold to date	44.5%			%
Average sales price per GFA	$1,173	$

Park Plaza contract sales	$25,098,516	$
Revenue	$19,958,986	$
Total gross floor area (GFA) available for sale	149,822
GFA sold during the period	17,348
Remaining GFA available for sale	110,323
Percentage of completion	63.5%
Percentage GFA sold during the period	11.6%
Percentage GFA sold to date	26.4%
Average sales price per GFA	$1,447	$

Ankang Project contract sales	$22,843,545	$
Revenue	$5,526,291	$
Total gross floor area (GFA) available for sale	243,152
GFA sold during the period	36,892
Remaining GFA available for sale	191,151
Percentage of completion	21.5%
Percentage GFA sold during the period	21.4%
Percentage GFA sold to date	21.4%
Average sales price per GFA	$619	$

Revenues from Projects Under Construction

Puhua Phase Two – East Region: Puhua Phase Two – East Region consists of 8 residential buildings and 3 commercial buildings. Total estimated revenue of Puhua Phase Two- East Region is $172.4 million. Total GFA of East Region is expected to reach 160,640 square meters. Revenue of the project increase from $5 million in the second quarter of 2012 to $12.5 million in the second quarter of 2013. The increase is due to the newly released buildings includes two commercial buildings.

Puhua Phase Three: Puhua Phase Three project covers 30,600 square meters with a total GFA of 129,300 square meters. We started pre-sale of Puhua Phase Three during the first quarter of 2013. The contract revenue for Puhua Phase Three was $46.7 million as of June 30, 2013 and we recognized $24.9 million by the end of June 2013 based on the percentage of completion method. The Company just started the revenue recognition in the first quarter of 2013, so there was no revenue in the second quarter of 2012.

Park Plaza: In July 2009, the Company entered into a Letter of Intent to acquire 44,250 square meters of land in the center of Xi’an for the Park Plaza project. In March 2011, the Company officially acquired the land use right for Park Plaza. The Company intends to develop a large mid-upper income residential and commercial project on this site, with a gross floor area of 149,822 square meters. The four-year construction of Park Plaza started in the second quarter 2012. The contract revenue for Park Plaza was $55.5 million as of June 30, 2013, of which we recognized $38.1 million. The total revenue from Park Plaza is estimated to be $154 million. The Company just started the revenue recognition in the first quarter of 2013, so there was no revenue in the second quarter of 2012.

Ankang Project: The Ankang project is located in Ankang city, which is approximately 260 kilometers south of Xi’an in China’s Shaanxi Province. The project consists of residential buildings and a commercial area. Construction started in the second quarter of 2012, and pre-sales started in the fourth quarter of 2012. Total projected revenue is estimated to be $206.3 million. Total GFA of the project is expected to reach 243,152 square meters. The Ankang project commenced revenue recognition for 5 residential buildings in the second quarter of 2012. The contract revenue for Ankang Project was $22.8 million as of June 30, 2013 and we have recognized $5.5 million in revenue. The Company started the revenue recognition in the second quarter of 2013, so there was no revenue in the second quarter of 2012.

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

Cost of Real Estate Sales

The cost of properties and land for the three months ended June 30, 2013 increased 66.3 percent to $35,950,062 compared with $21,620,098 in the same period of 2012. The increase in cost is associated with increased revenue as we had more projects under construction during the second quarter of 2013 compared with the same period of 2012.

Gross Profit and Profit Margin

Gross profit for the three months ended June 30, 2013 was $17,571,120, representing a 85.8 percent increase from $9,459,269 in the same period of 2012. The gross profit margin for the three months ended June 30, 2013 was 30.4 percent compared with 27.1 percent in the same period of 2012. The increase of gross profit margin in the second of 2013 is due to the following reasons:

Puhua Phase II - East side generated a high margin of 57.6% this quarter due to the newly released buildings under this project, which includes two commercial buildings which earn high margin of 76% and 81%.

The gross profit marin of Park Plaza is 24% and Puhua Phase III (under construction), Puhua Phase I and Phase II - west side (completed) generated a high margin of 37%, 41% and 39% respectively.

The Ankang Project commenced revenue recognition for 6 residential buildings this quarter. Average margin for current quarter’s sales is 23%. The low margin is due to the fact that the project is located at a remote area which sales prices are lower estimated projected margin for all residential buildings are 23%.

The gross margins are calculated before business taxes.

During the three months ended June 30, 2013, real estate development projects with gross profits recognized as at March 31, 2013 had no changes in their estimated gross profit margins. Therefore, net income and both basic and diluted earnings per share for the three months ended were not impacted. For the three months ended June 30, 2012, real estate development projects with gross profits recognized as at March 31, 2012 had changes in their estimated gross profit margins. As a result of these changes in gross profit, net income for the three months ended June 30, 2012 decreased by $204,503 or a decrease of $0.006 for both basic and diluted earnings per share for the three months ended June 30, 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the three months ended June 30, 2013 increased to $4,901,936 from $3,955,882 in the same period of 2012. Such increase was primarily due to increased advertising and selling expenses during the second quarter of 2013 in connection with additional projects starting pre-sale, and increased employee salary expenses, which contributed to the higher administrative expenses. SG&A accounted for 8.2 percent of total revenue in the second quarter of 2013 compared to 11.3 percent for the same period in 2012. The decrease in the ratio of SG&A to total revenue was primarily due to the increase in revenue.

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

Other Expenses

Other expenses mainly consist of late delivery settlements, maintenance costs and some miscellaneous income. Other expenses in the three months ended June 30, 2013 was $390,567 compared with $58,455 in the same period of 2012. This amount was primarily miscellaneous expenses from projects in Tsining.

Financing Expense

Financing expense in the three months ended June 30, 2013 increased to $2,807,094 from $100,676 in the same period of 2012. The increase was primarily due to the interest paid to Bank of China, Macau Branch and Bank of China, Singapore branch for the U.S. dollars borrowed to redeem Prax Capital’s interest in Puhua during 2012 and 2011. Interest expenses on these loans were capitalized before the end of 2012. Since the Company repaid the loans to Prax, we started to expense these interests in 2013. Furthermore, the Company expensed half of the interest of the Dinghui loan during the second quarter of 2013.

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

Provision for Income Taxes

The $2,660,911 provision for income taxes for the three months ended June 30, 2013 increased from $1,710,009 for the three months ended June 30, 2012, which is primarily due to increased operating income in the second quarter of 2013 compared with that in the second quarter of 2012.

Net Income

Net income for the three months ended June 30, 2013 increased 100.4 percent to $5,853,889 compared to $2,920,695 in the same period of 2012. The increase in net income was mainly due to increased total revenue and improved gross profit margin.

Basic and Diluted Earnings Per Share

Both the basic earnings per share and diluted earnings per share were $0.17 in the three months ended June 30, 2013, compared to $0.08 and $0.08 in the same period of 2012. The number of shares outstanding did not change significantly from year to year.

Common Shares Used to Calculate Basic and Diluted EPS

The weighted average shares outstanding used to calculate the basic earnings per share and diluted earnings per share was 35,086,599 and 35,244,724 shares, respectively, in the three months ended June 30, 2013 and 34,914,731 shares in the same period of 2012.

Foreign Exchange

The company operates in China and the functional currency is the RMB but the reporting currency is the U.S. dollar, based on the exchange rate of the two currencies. The fluctuation of exchange rates during the three months ended June 30, 2013 and the same period of 2012, when translating the operating results and financial positions at different exchange rates created the accrued gain (loss) on foreign exchange. The gain on foreign exchange translation in the three months ended June 30, 2013 was $2,691,556, compared with a loss of $1,488,767 in the same period of 2012.

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

	Six months	Six months
	ended	Ended
Revenues by project:	June 30, 2013	June 30, 2012
US$
Project Under Construction
Puhua Phase Two – East Region	14,676,512	6,166,702
Puhua Phase Three	24,903,245	-
Park Plaza	38,149,383	-
Ankang Project	5,526,291	-
Projects Completed
Puhua Phase Two – West Region (under construction on June 30, 2012)	5,317,033	12,352,493
JunJing III (under construction on June 30, 2012)	134,102	14,942,587
Puhua Phase One (under construction on June 30, 2012)	2,323,382	14,350,328
JunJing II Phase One	-	3,256,293
JunJing II Phase Two	-	-
JunJing I	-	(828,762)
Other Projects	19,501	-
Revenues from the Sale of Properties	$91,049,447	$50,239,681

The following table summarizes details of our most significant projects under construction during the six months ended June 30, 2013:

	Six Months	Six Months
	Ended	Ended
Revenues by project:	June 30, 2013	June 30, 2012
US$
Project Under Construction
Puhua Phase Two – East Region contract sales	$13,725,842		$10,676,624
Revenue	$14,676,512		$6,116,742
Total gross floor area (GFA) available for sale	160,640		160,640
GFA sold during the period	7,751		12,398
Remaining GFA available for sale	119,377		136,864
Percentage of completion	64.1%		48.0%
Percentage GFA sold during the period	4.8%		7.7%
Percentage GFA sold to date	25.7%		14.8%
Average sales price per GFA	$1,771		$861

Puhua Phase Three contract sales	$46,725,932	$
Revenue	$24,903,245	$
Total gross floor area (GFA) available for sale	129,300
GFA sold during the period	57,567
Remaining GFA available for sale	71,733
Percentage of completion	50.9%			%
Percentage GFA sold during the period	44.5%			%
Percentage GFA sold to date	44.5%			%
Average sales price per GFA	$826	$

Park Plaza contract sales	$55,190,946	$
Revenue	$38,149,383	$
Total gross floor area (GFA) available for sale	149,822
GFA sold during the period	39,499
Remaining GFA available for sale	110,323
Percentage of completion	63.5%
Percentage GFA sold during the period	26.4%
Percentage GFA sold to date	26.4%
Average sales price per GFA	$1,397	$

Ankang Project contract sales	$22,843,545	$
Revenue	$5,526,291	$
Total gross floor area (GFA) available for sale	243,152
GFA sold during the period	52,001
Remaining GFA available for sale	191,151
Percentage of completion	21.5
Percentage GFA sold during the period	21.4%
Percentage GFA sold to date	21.4%
Average sales price per GFA	$439	$

Revenues from Projects Under Construction

Puhua Phase Two – East Region: Puhua Phase Two – East Region consists of 8 residential buildings and 3 commercial buildings. Total estimated revenue of Puhua Phase Two- East Region is $172.4 million. Total GFA of East Region is expected to reach 160,640 square meters. Revenue of the project increases from $5.2 million in the second quarter of 2012 to $12.5 million in the second quarter of 2013. The increase is due to the newly released buildings.

Puhua Phase Three: Puhua Phase Three project covers 30,600 square meters with a total GFA of 129,300 square meters. We started pre-sale of Puhua Phase Three during the first quarter of 2013. The contract revenue for Puhua Phase Three was $46.7 million as of June 30, 2013 and we recognized $24.9 million by the end of June 2013 based on the percentage of completion method. The Company started revenue recognition in the first quarter of 2013, so there was no revenue in the first half of 2012.

Park Plaza: In July 2009, the Company entered into a Letter of Intent to acquire 44,250 square meters of land in the center of Xi’an for the Park Plaza project. In March 2011, the Company officially acquired the land use right for Park Plaza. The Company intends to develop a large mid-upper income residential and commercial project on this site, with a gross floor area of 149,822 square meters. The four-year construction of Park Plaza started in the second quarter 2012. The contract revenue for Park Plaza was $55.5 million as of June 30, 2013, of which we recognized $38.1 million. The total revenue from Park Plaza is estimated to be $154 million. The Company started revenue recognition in the first quarter of 2013, so there was no revenue in the first half of 2012.

Ankang Project : The Ankang project is located in Ankang city, which is approximately 260 kilometers south of Xi’an in China’s Shanxi Province. The project consists of residential buildings and a commercial area. Construction started in the second quarter of 2012, and presales started in the fourth quarter of 2012. Total projected revenue is estimated to be $206.3 million. Total GFA of the project is expected to reach 243,152 square meters. The Ankang project commenced revenue recognition for 6 residential buildings in the second quarter of 2012. The contract revenue for Ankang Project was $22.8 million as of June 30, 2013 and we have recognized $5.5 million in revenue. The Company started revenue recognition in the second quarter of 2013, so there was no revenue in the first half of 2012.

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

Cost of Real Estate Sales

The cost of properties and land in the six months ended June 30, 2013 increased 95.5 percent to $69,036,162 compared with $35,317,749 in the same period of 2012. The increase in cost is associated with increased revenue as we had more projects under construction during the second quarter of 2013 compared with the same period of 2012.

Gross Profit and Profit Margin

Gross profit for the six months ended June 30, 2013 was $26,340,062, representing a 55.8 percent increase from $16,903,373 in the same period of 2012. The gross profit margin for the six months ended June 30, 2013 was 24.1 percent compared with 29.0 percent in the same period of 2012. The decrease in gross profit margin was due to the adjustment of total estimate cost which the Company recorded the accumulated impact in the first quarter of 2013 and also resulted from the lower gross profit margin on the development of low income residential buildings for our Ankang project. Additionally, during the first quarter of 2013, we initiated a group purchase sale on our Puhua Phase Three project at a discounted selling price last quarter to improve our cash position, which also impacted overall gross margins.

During the six months ended June 30, 2013, real estate development projects with gross profits recognized as at December 31, 2012 had changes in their estimated gross profit margins. As a result of these changes of gross profit, net income for the six months ended June 30, 2013 decreased by $687,787 (six months ended June 30, 2012 – decreased by $310,963) or a decrease of $0.020 for both basic and diluted earnings per share for the six months ended June 30, 2013 (six months ended June 30, 2012 – decreased by $0.009 in both basic and diluted earnings per share).

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the six months ended June 30, 2013 increased to $8,059,940 from $6,979,411 in the same period of 2012. Such increase was primarily due to increased advertising and selling expenses during the first six months of 2013 in connection with additional projects starting pre-sale, and increased employee salary expenses, which contributed to the higher administrative expenses. SG&A accounted for 7.4 percent of total revenue in the six months ended June 30, 2013 compared to 12.0 percent for the same period in 2012. The decrease in the ratio of SG&A to total revenue was primarily due to the increase of revenue.

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

Compensation expense is recognized over the vesting period. During the six months ended June 30, 2013, compensation expense of $203,909 (June 30, 2012 - $190,780) was recognized in the interim condensed consolidated statements of income.

Total stock-based compensation, including the shares granted to directors, recognized for the six months ended June 30, 2013 amounted to $1,104,273 (June 30, 2012 - and $812,996).

Other Expenses

Other expenses mainly consists of late delivery settlements, maintenance costs and some miscellaneous income. Other expenses in the six months ended June 30, 2013 was $450,549 compared with $64,888 in the same period of 2012. This amount was primarily miscellaneous expenses from projects in Tsining.

Financing Expense

Financing expense in the six months ended June 30, 2013 increased to $4,253,880 from $330,948 in the same period of 2012. The increase was primarily due to the interest paid to Bank of China, Macau Branch and Bank of China, Singapore branch for the U.S. dollars borrowed to redeem Prax Capital’s interest in Puhua during year 2012 and 2011. Interest expense on these loans was capitalized before the end of 2012. Since the Company repaid the loans to Prax, we started to expense the interest in 2013. With respect to the Dinghui loan, which was specifically obtained for the acquisition of the Golden Bay land use right, because the loan balance was more than the accumulated cost of the project, not all of the loan interest can be capitalized according to the interest capitalization criteria. Thus, the Company expensed part of the interest of Dinghui loan in the second quarter of 2013.

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

Provision for Income Taxes

The $3,858,913 provision for income taxes for the six months ended June 30, 2013 increased from $2,783,300 for the six months ended June 30, 2012. The increase was mainly due to increased operating income in the first six months of 2013 compared with the same period of 2012.

Net Income

Net income for the six months ended June 30, 2013 increased 59.6 percent to $8,727,154 compared to $5,467,525 in the same period of 2012. The increase in net income was mainly due to increased total revenue.

Basic and Diluted Earnings Per Share

The basic earnings per share was $0.25 and the diluted earnings per share were $0.25 in the six months ended June 30, 2013, compared to $0.16 and $0.16 in the same period of 2012. The number of shares outstanding did not change significantly from year to year.

Common Shares Used to Calculate Basic and Diluted EPS

The weighted average shares outstanding used to calculate the basic earnings per share and diluted earnings per share were 35,086,599 and 35,166,098 shares, respectively, in the six months ended June 30, 2013 and 34,822,496 shares in the same period of 2012.

Foreign Exchange

The company operates in China and the functional currency is the RMB but the reporting currency is the U.S. dollar, based on the exchange rate of the two currencies. The fluctuation of exchange rates during the six months ended June 30, 2013 and the same period of 2012, when translating the operating results and financial positions at different exchange rates created the accrued gain (loss) on foreign exchange. The gain on foreign exchange translation in the six months ended June 30, 2013 was $3,419,601, compared with a loss of $1,576,178 in the same period of 2012.

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

There was a cash outflow of $1,310,211 for investing activities for the six months ended June 30, 2013, compared to an investing cash outflow of $2,868,409 for the same period of 2012. The cash outflow resulted from the construction costs associated with the head office located in the Baqiao New Development Zone. Since the construction of the head office is basically completed, the cash outflow in connection with the head office construction has decreased.

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

The ratio of receivables to sales was 43 percent as of June 30, 2013 and 26 percent as of June 30, 2012. The change in ratio of receivables to sales does not represent the deterioration in the credit quality of our receivables or a change in our revenue recognition policies. In general, the Company does not recognize revenues until all permits including pre-sales permits are obtained. Other than the down payments made by customers upon the signing of the sales agreements, most of the balances from the sales are receivable through mortgage financings. Usually, the mortgage approval process ranges from two month to six months, depending on the bank’s credit limit and customer credit worthiness. The collection of receivable depends on bank mortgage approval process. The longer the banks take to approve customer mortgages, the greater our account receivables are.

Debt Leverage

Total debt consists of loans from employees and loans payable

Total debt outstanding as of June 30, 2013 was $301.9 million compared with $202.6 million on December 31, 2012. Net debt outstanding (total debt less cash and restricted cash) as of June 30, 2013 was $89 million compared with $85.9 million on December 31, 2012. The Company’s net debt as a percentage of total capital (net debt plus shareholders’ equity) was 40.0 percent on June 30, 2013 and 41.8 percent on December 31, 2012.

Liquidity and Capital Resources

Our principal liquidity demands are based on the development of new properties, property acquisitions, and general corporate purposes. As of June 30, 2013, we had $100,960,800 of cash and cash equivalents, compared to $6,121,448 as of December 31, 2012, an increase of $94,839,352. Along with progress in projects, we use the internally generated cash flow to fund daily operations.

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

Except for the loans from Bank of China Macau Branch, Bank of China Singapore Branch and Bank of Communications offshore branch, which were drawn to repay mandatorily redeemable non-controlling interest in subsidiaries (Note 2) and the loans from LUSO International Bank, which were drawn to repay convertible debt (Note 12), all other loans were drawn to directly finance construction projects and the interest paid was capitalized and allocated to various real estate construction projects or expensed if the interest costs did not meet the capitalization criteria.

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

The loans payable balances were secured by certain of the Company’s real estate held for development or sale with a carrying value of $129,820,052 as of June 30, 2013 (December 31, 2012 - $44,920,900) and certain buildings and income producing properties and improvements with a carrying value of $4,262,033 as of June 30, 2013 (December 31, 2012 - $4,287,898). The weighted average interest rate on loans payable as at June 30, 2013 was 9.78% (December 31, 2012 - 7.1%).

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

During the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that that there was a significant deficiency in the Company’s internal controls over financial reporting as of the end of the period covered by this report solely due to the calculation of the percentage completion for the Park Plaza Project, as further described in Note 2 to the financial statements included elsewhere in this report. Because the significant deficiency did not materially impact the consolidated financial statements, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were effective.

The Company has corrected its calculation of the percentage of completion in its financial statements.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

