Form 10-Q
period 2013-09-30
China Housing & Land Development, Inc.
filed 2013-11-20
CIK 1303330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

  (Do not check if a smaller reporting company )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Common Stock outstanding on November 19, 2013 was 35,849,204 shares.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Interim Condensed Consolidated Balance Sheets

As of September 30, 2013 and December 31, 2012

(Unaudited)

		December 31,
		2012
	September 30, 2013	(Restated - Note 2)
ASSETS
Cash	$85,721,169	$6,121,448
Cash - restricted	116,602,187	110,576,248
Accounts receivable, net of allowance for doubtful accounts of $588,106 and $577,713, respectively	37,413,820	26,429,332
Construction in excess of billing	956,447	1,484,626
Other receivables, prepaid expenses and other assets	9,149,087	6,854,325
Real estate held for development or sale	218,980,559	212,371,875
Property and equipment, net	36,493,568	33,837,346
Advance to suppliers	786,453	1,363,817
Deposits on land use rights	43,517,062	42,748,017
Intangible assets, net	55,292,952	54,482,252
Goodwill	1,948,622	1,914,186
Deferred financing costs	149,778	194,162
Total assets	$607,011,704	$498,377,634

LIABILITIES
Accounts payable	$45,033,491	$55,142,928
Advances from customers	56,123,221	49,297,915
Accrued expenses	13,985,716	22,229,514
Income and other taxes payable	30,739,765	23,727,064
Other payables	12,037,734	11,228,553
Loans from employees	22,871,639	27,868,785
Loans payable	278,747,427	174,749,368
Deferred tax liability	14,657,144	14,521,613
Total liabilities	474,196,137	378,765,740

SHAREHOLDERS’EQUITY
Common stock: $.001 par value, authorized 100,000,000 shares
Issued 35,849,204 and 35,438,079, respectively	35,849	35,438
Additional paid in capital	51,211,828	49,972,174
Treasury stock at cost 351,480 shares and 351,480 shares, respectively	(434,240)	(434,240)
Statutory reserves	9,903,457	9,903,457
Retained earnings	46,461,434	38,573,966
Accumulated other comprehensive income	25,637,239	21,561,099
Total shareholders’ equity	132,815,567	119,611,894

Total liabilities and shareholders’ equity	$607,011,704	$498,377,634

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Interim Condensed Consolidated Statements of (Loss) Income

For The Three and Nine Months Ended September 30, 2013 and 2012

(Unaudited)

		3 Months		9 Months
		September 30,		September 30,
	3 Months September 30, 2013	2012 (Restated - Note 2)	9 Months September 30, 2013	2012 (Restated - Note 2)
REVENUES
Real estate sales	$21,042,396	$23,931,025	$112,091,843	$74,170,706
Other income	3,788,434	4,798,239	21,884,031	12,811,638
Total revenues	24,830,830	28,729,264	133,975,874	86,982,344

COST OF SALES
Cost of real estate sales	17,480,961	18,140,372	86,517,123	53,458,120
Cost of other revenue	2,423,455	4,134,356	16,192,275	10,166,314
Total cost of revenues	19,904,416	22,274,728	102,709,398	63,624,434

Gross margin	4,926,414	6,454,536	31,226,476	23,357,910

OPERATING EXPENSES
Selling, general, and administrative expenses	3,784,742	3,717,178	11,844,682	10,696,590
Stock-based compensation	135,792	96,438	1,240,065	909,434
Other (income) expenses	(91,766)	(22,503)	358,783	42,385
Financing expense	1,762,724	63,764	6,016,604	394,712
Accretion expense on convertible debt	-	254,023	-	728,174
Total operating expenses	5,591,492	4,108,900	19,460,134	12,771,295

CHANGES IN FAIR VALUE OF DERIVATIVES
Change in fair value of embedded derivatives	-	(109,344)	-	(330,628)
Change in fair value of warrants	-	(976)	-	(4,162)
Total changes in fair value of derivatives	-	(110,320)	-	(334,790)

(Loss) income before provision for income taxes	(665,078)	2,455,956	11,806,342	10,921,405

Provision for current taxes	185,950	1,201,523	4,044,863	3,984,823
Recovery of deferred taxes	(11,341)	(310,834)	(125,989)	(96,210)
Provision for income taxes	174,609	890,689	3,918,874	3,888,613

NET (LOSS) INCOME	$(839,687)	$1,565,267	$7,887,468	$7,032,792

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	35,497,724	35,086,599	35,277,047	34,911,173

Diluted	35,497,724	35,086,599	35,277,047	34,911,173

NET (LOSS) INCOME PER SHARE
Basic	(0.02)	0.04	0.22	0.20

Diluted	(0.02)	0.04	0.22	0.20

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

 Interim Condensed Consolidated Statements of Comprehensive (Loss) Income

For The Three and Nine Months Ended September 30, 2013 and 2012

(Unaudited)

		3 Months		9 Months
		September 30,		September 30,
	3 Months September 30, 2013	2012 (Restated - Note 2)	9 Months September 30, 2013	2012 (Restated - Note 2)

NET INCOME	$(839,687)	$1,565,267	$7,887,468	$7,032,792

OTHER COMPREHENSIVE INCOME
Gain in foreign exchange	656,539	1,969,140	4,076,140	397,512

COMPREHENSIVE (LOSS) INCOME	$(183,148)	$3,534,407	$11,963,608	$7,430,304

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARIES

Interim Condensed Consolidated Statements of Cash Flows

For The Nine Months Ended September 30, 2013 and 2012

(Unaudited)

		September 30,
		2012
	September 30, 2013	(Restated - Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income for the period	$7,887,468	$7,032,792
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	1,940,103	1,559,229
Stock-based compensation	1,240,065	909,434
Gain on disposal of property and equipment	-	(70,097)
Amortization of deferred financing costs	55,326	117,155
Amortization of intangible assets	167,609	163,290
Recovery of deferred income taxes	(125,989)	(96,210)
Change in fair value of embedded derivatives	-	(330,628)
Change in fair value of warrants	-	(4,162)
Accretion expense on convertible debt	-	728,174
(Increase) decrease in assets:
Accounts receivable	(10,322,423)	5,126,977
Construction in excess of billing	559,202	-
Other receivable and prepaid expense	(1,937,372)	(2,877,068)
Real estate held for development or sale	(3,011,051)	(66,525,427)
Advances to suppliers	597,004	(1,611,109)
Deposit on land use right	-	22,754,848
Increase (decrease) in liabilities:
Accounts payable	(10,956,225)	(17,485)
Advances from customers	5,986,114	(5,569,449)
Accrued expense	(8,669,217)	9,816,101
Other payables	602,031	265,942
Income and other taxes payable	6,345,305	2,807,134
Net cash used in operating activities	(9,642,050)	(25,820,559)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,982,755)	(7,995,987)
Proceeds from sale of property and equipment	-	63,476
Net cash used in investing activities	(3,982,755)	(7,932,511)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	(4,036,463)	20,968,025
Loans from banks	98,841,999	30,111,889
Loans from Days Hotel and Dinghui	42,985,007	34,367,627
Payments on loans payable	(40,142,194)	(68,685,407)
Loans (repayment to) or from employees	(5,524,219)	4,963,786
Purchase of treasury stock	-	(14,142)
Net cash provided by financing activities	92,124,130	21,711,778

INCREASE (DECREASE) IN CASH	78,499,325	(12,041,292)

Effects on foreign currency exchange	1,100,396	(27,729)

CASH, beginning of period	6,121,448	22,014,953

CASH, end of period	$85,721,169	$9,945,932

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Interim Condensed Consolidated Statements of Shareholders’ Equity

As of September 30, 2013 and December 31, 2012

(Unaudited)

	Common Stock		Common Stock to be Issued	Treasury Stock	Paid in Capital	Statutory Reserve	Retained Earning (Restated - Note 2)	Accumulated Comprehensive Income (Restated - Note 2)	Total (Restated - Note 2)
BALANCE, December 31, 2012	35,438,079	$35,438	$-	$(434,240)	$49,972,174	$9,903,457	$38,573,966	$21,561,099	$119,611,894
Stock-based compensation	-	-	-	-	97,537	-	-	-	97,537
Net income for the period	-	-	-	-	-	-	2,873,266	-	2,873,266
Foreign currency translation adjustment	-	-	-	-	-	-	-	728,045	728,045
BALANCE, March 31, 2013	35,438,079	35,438	-	(434,240)	50,069,711	9,903,457	41,447,232	22,289,144	123,310,742
Stock-based compensation	-	-	-	-	106,372	-	-	-	106,372
Common stock to be issued for directors’ compensation	-	-	900,364	-	-	-	-	-	900,364
Net income for the period	-	-	-	-	-	-	5,853,889	-	5,853,889
Foreign currency translation adjustment	-	-	-	-	-	-	-	2,691,556	2,691,556
BALANCE, June 30, 2013	35,438,079	$35,438	$900,364	$(434,240)	$50,176,083	$9,903,457	$47,301,121	$24,980,700	$132,862,923
Stock-based compensation	-	-	-	-	135,792	-	-	-	135,792
Common stock issued for previous granted directors’ compensation	411,125	411	(900,364)	-	899,953	-	-	-	-
Net loss for the period	-	-	-	-	-	-	(839,687)	-	(839,687)
Foreign currency translation adjustment	-	-	-	-	-	-	-	656,539	656,539
BALANCE, September 30, 2013	35,849,204	$35,849	$-	$(434,240)	$51,211,828	$9,903,457	$46,461,434	$25,637,239	$132,815,567

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2013 and 2012 and December 31, 2012

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

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s interim condensed consolidated balance sheet as at September 30, 2013, the Company’s interim condensed consolidated statements of (loss) income and comprehensive (loss) income for the three and nine months ended September 30, 2013 and 2012 and the Company’s interim condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012. These adjustments consist of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year.

The unaudited interim condensed consolidated financial statements are based on accounting principles that are consistent in all material respects with those applied in the Company’s Restated Annual Report on Form 10-K/A filed on November 19, 2013 for the year ended December 31, 2012 (“Restated 2012 Annual Report”); except as disclosed below. They do not include certain footnote disclosures and financial information normally included in annual consolidated financial statements prepared in accordance with GAAP and, therefore, should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Restated 2012 Annual Report.

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

Foreign exchange rates used:

	September30, 2013	December 31, 2012	September 30, 2012
Period end RMB/U.S. Dollar exchange rate	6.1200	6.2301	6.2848
Average RMB/U.S. Dollar exchange rate	6.1251	6.3084	6.3503

Note 2 - Restatement of Previously Issued Financial Statements

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

These consolidated financial statements have been restated to correct for this error. As a result of this restatement, on the measurement day (May 24, 2010), the amount charged to retained earnings has been increased by $34,740,918 from $14,229,043 to $48,969,961 and the recorded liability has been increased from $42,600,511 to $77,341,429. The subsequent accretion expense capitalized to the Company’s project costs were reduced by $7,280,670 from $8,822,709 to $1,542,039 during fiscal 2012; reduced by $12,341,566 from $15,483,050 to $3,141,484 during fiscal 2011; and reduced by $17,118,008 from $19,855,876 to $2,737,868 during fiscal 2010. Because the liability was fully repaid as at December 31, 2012, there was no accretion during the nine months ended September 30, 2013. The accretion expense capitalized to the Company’s project costs were reduced by $1,934,072 from $2,319,688 to $385,616 during the three months ended September 30, 2012 and were reduced by $5,171,382 from $6,315,569 to $1,144,187 during the nine months ended September 30, 2012.

The following is a summary of the effects of restatement using the Revised Interest Rate on the Company's consolidated balance sheets as at December 31, 2012, interim condensed consolidated balance sheets, and the interim condensed consolidated statements of income, comprehensive income and cash flows for the three and nine months ended September 30, 2012. The effects of the restatement also reflect other immaterial changes related to income taxes and earnings per share. The revisions had no impact on total cash flow for the restated periods and had no impact on the Company's compliance with debt covenants in any period presented.

As of December 31, 2012
Consolidated Balance Sheet	As Previously Reported	Restatement Impact	As Restated
Accounts receivable	26,897,958	(468,626)	26,429,332
Real estate held for development or sale	238,111,545	(25,739,670)	212,371,875
Total assets	524,585,930	(26,208,296)	498,377,634
Advances from customers	48,829,289	468,626	49,297,915
Income and other taxes payable	20,929,485	2,797,579	23,727,064
Total liabilities	375,499,535	3,266,205	378,765,740
Retained earnings	65,057,333	(26,483,367)	38,573,966
Accumulated other comprehensive income	24,552,233	(2,991,134)	21,561,099
Total shareholders' equity	149,086,395	(29,474,501)	119,611,894
Total liabilities and shareholders' equity	524,585,930	(26,208,296)	498,377,634

For the three months ended September 30, 2012
	As Previously Reported	Restatement Impact	As Restated
Consolidated Statement of Income
Real estate sales	24,119,326	(188,301)	23,931,025
Total revenues	28,917,565	(188,301)	28,729,264
Cost of real estate sales	19,231,940	(1,091,568)	18,140,372
Total costs of revenues	4,134,356	18,140,372	22,274,728
Selling, general, and administrative expenses	3,717,423	(245)	3,717,178
Total operating expenses	4,109,145	(245)	4,108,900
Income before provision for income taxes	1,552,444	903,513	2,455,957
Provision for current income taxes	975,645	225,878	1,201,523
Net income	887,633	677,633	1,565,266
EARNINGS PER SHARE
Basic	0.03	0.01	0.04
Diluted	0.03	0.01	0.04
Consolidated Statement of Comprehensive Income
Net income	887,633	677,633	1,565,266
Foreign currency translation adjustment	2,303,737	(334,597)	1,969,140
Comprehensive income	3,191,370	343,037	3,534,407

For the nine months ended September 30, 2012
	As Previously Reported	Restatement Impact	As Restated
Consolidated Statement of Income
Real estate sales	74,623,218	(452,512)	74,170,706
Total revenues	87,434,856	(452,512)	86,982,344
Cost of real estate sales	56,580,709	(3,122,589)	53,458,120
Total costs of revenues	66,747,023	(3,122,589)	63,624,434
Selling, general, and administrative expenses	10,697,177	(587)	10,696,590
Total operating expenses	12,771,882	(587)	12,771,295
Income before provision for income taxes	8,250,741	2,670,664	10,921,405
Provision for current income taxes	3,317,157	667,666	3,984,823
Net income	5,029,794	2,002,998	7,032,792
EARNINGS PER SHARE
Basic	0.14	0.06	0.20
Diluted	0.14	0.06	0.20
Consolidated Statement of Comprehensive Income
Net income	5,029,794	2,002,998	7,032,792
Foreign currency translation adjustment	433,912	(36,400)	397,512
Comprehensive income	5,463,706	1,966,598	7,430,304
Consolidated Statement of Cash Flows
Net income	5,029,794	2,002,998	7,032,792
Accounts receivable	4,900,721	226,256	5,126,977
Real estate held for development or sale	(63,434,967)	(3,090,460)	(66,525,427)
Advances from customers	(5,795,705)	226,256	(5,569,449)
Income and other taxes payable	(2,172,184)	4,979,318	2,807,134

Note 3 – Mandatorily Redeemable Preferred Stock and Non-controlling Interest (As restated, see note 2)

The Company recorded accretion cost on the mandatorily redeemable non-controlling interest using the effective interest method based on an effective interest rate of 5.85%. The related accretion cost incurred for the three and nine months ended September 30, 2013 were $Nil and $Nil, respectively (September 30, 2012 - $385,616 and $1,144,187, respectively) and was capitalized in real estate construction in progress.

The Company repaid the mandatorily redeemable non-controlling interests in full as at December 31, 2012.

Note 4 – Supplemental Disclosure of Cash Flow Information

Income taxes paid amounted to $1,885,166 and $1,389,777 for the nine months ended September 30, 2013 and 2012, respectively. Interest paid for the nine months ended September 30, 2013 and 2012 amounted to $29,462,325 and $12,116,185, respectively.

Note 5 – Real Estate Held for Development or Sale

The following summarizes the components of real estate inventories as at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012 (Restated - Note 2)
Real estate projects completed and held for sale
Junjing I	$1,823,440	$2,065,376
Junjing II	-	175,326
Tsining 24G	-	45,370
Gangwan	9,732	19,117
Tsining Home IN	-	60,943
Junjing III	1,169,026	1,309,347
Puhua Phase I	7,118,134	9,205,681
Puhua Phase II - West Region	4,419,557	7,834,598
Real estate completed and held for sale	14,539,889	20,715,758

Real estate projects held for development
Puhua Phase II (East Region), III and IV	90,673,668	80,834,955
Park Plaza	68,783,202	77,765,333
Golden Bay (the Company is in the process of obtaining the land use right – see note 21)	19,139,136	12,415,111
Jiyuan	19,404,241	16,500,575
Other	6,086,885	3,941,746
Construction Materials	353,538	198,397
Real estate held for development	204,440,670	191,656,117

Total real estate held for development or sale	$218,980,559	$212,371,875

Note 6 - Accounts Receivable

Accounts receivable consisted of the following as at September 30, 2013 and December 31, 2012:

		December 31,
		2012
	September 30, 2013	(Restated - Note 2)
Accounts receivable	$38,001,926	$27,007,045
Allowance for doubtful accounts	(588,106)	(577,713)
Accounts receivable, net	$37,413,820	$26,429,332

Note 7 – Other Receivables, Prepaid Expenses and Deposits

Other receivables and prepaid expenses consisted of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Government reimbursement for Tangdu project (a)	$205,904	$3,795,916
Interest receivable (b)	5,014,857	-
Other receivable (c)	2,394,980	1,289,958
Allowance for bad debts	(148,375)	(145,753)
Prepaid expenses	1,661,502	415,368
Prepaid other tax expenses	20,219	1,498,836

Other receivables and prepaid expenses	$9,149,087	$6,854,325

(a)	The Company’s Tangdu project was essentially a land use right plus miscellaneous preconstruction costs. During fiscal year 2011, the PRC government was in the process of negotiating with the Company regarding a potential transfer back of the land use right to the government agency. During the fiscal year 2012, the government agreed to reimburse the Company for the costs incurred on the land use right and required the Company to transfer the land use right back to the government. The carrying value of the land use right was reclassified to other receivables, prepaid expenses and other assets and the balances as at September 30, 2013 and December 31, 2012 represent the remaining balance of the settlement amount.

(b)	Interest receivable represents interest income accrued on the restricted cash pledged as security for the loans obtained from Bank of Communications offshore branch, Bank of China Macau Brach, Bank of China Singapore branch and LUSO International Bank.

(c)	Other receivable mainly represents various deposits made to government agencies and/or utility companies as securities or guarantees during the project constructions. The amounts will be refunded when the projects are completed.

Note 8 – Property and Equipment

Property and equipment consisted of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Income producing properties and improvements	$19,929,990	$19,577,784
Buildings and improvements	21,981,492	17,913,261
Electronic equipment	1,107,139	918,209
Vehicles	782,209	734,678
Computer software	332,868	319,012
Office furniture	915,110	863,132
Total	45,048,808	40,326,076
Accumulated depreciation	(8,555,240)	(6,488,730)
Property and equipment, net	$36,493,568	$33,837,346

Depreciation expense for the three months ended September 30, 2013 and 2012 amounted to $632,679 and $504,912, respectively. Depreciation expenses for the nine months ended September 30, 2013 and 2012 amounted to $1,940,103 and $1,559,229, respectively. The depreciation expense was included in selling, general and administrative expenses and cost of other revenue.

Note 9 – Intangible Assets

The intangible assets consisted of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Development right acquired (a)	$52,767,189	$51,835,211
Land use rights acquired (b)	8,782,736	8,627,525
Construction license acquired (c)	1,230,093	1,208,354
	62,780,018	61,671,090
Accumulated amortization	(7,487,066)	(7,188,838)
Intangible assets, net	$55,292,952	$54,482,252

(a)	The development right for 487 acres of land in Baqiao Park was obtained from the acquisition of New Land in fiscal 2007. The intangible asset has a finite life. In accordance with accounting standard, “Goodwill and Other Intangible Assets”, the intangible asset is subject to amortization every time a land use right in connection with this development right is obtained and based on the percentage of realized profit margin of the land use right over the total expected profit margin to be realized from the 487 acres of land in the Baqiao project. This method is intended to match the pattern of amortization with the income-generating capacity of the asset. The development right will expire on June 30, 2016. There was no amortization on development right during the nine months ended June 30, 2013 and 2012. Upon the acquisition of Puhua’s land use right in 2009, the Company recorded a $4,665,592 amortization on the development right and capitalized the amount in the real estate held for development or sale. The capitalized amortization amount is expensed as part of the cost of real estate sales as Puhua recognizes its real estate sales revenues under the percentage of completion method were recognized. During the three and nine months ended September 30, 2013, $56,505 and $424,880 (September 30, 2012 - $153,701 and $441,680) of amortized development right capitalized in the Puhua project were expensed through cost of real estate sales, respectively.

(b)	The land use right was acquired through the acquisition of Suodi. The land use right certificate will expire in November, 2048. The Company amortizes the land use right over 39 years starting from the date of acquisition. For the three and nine months ended September 30, 2013, the Company has recorded $56,253 and $167,609, respectively, of amortization expense on the land use rights (September 30, 2012 - $54,258 and $163,290, respectively). The amortization was included in selling, general and administrative expenses.

(c)	The construction license was acquired through the acquisition of Xinxing Construction. The construction license, which is subject to renewal every 5 years, is not amortized and has an indefinite estimated useful life because management believes the Company will be able to continuously renew the license in future periods. The license will be subject to renewal on January 1, 2016.

Note 10 – Accrued Expenses

	September 30, 2013	December 31, 2012
Accrued expenses	$9,661,621	$19,521,717
Accrued interest on loans	4,324,095	2,707,797
Total	$13,985,716	$22,229,514

Note 11 – Loans from Employees

The Company has borrowed monies from certain employees to fund the Company’s construction projects. These unsecured loans bear interest at 15% (2012 - 20%) per annum and are available to all employees.

Included in these loans are loans from the Company’s executives and an immediate family member:

	September 30, 2013	December 31, 2012
Chairman	$-	$1,637,213
Chief executive officer	-	160,511
Chief financial officer	653,595	963,066
Chief operating officer	1,044,118	642,044
	$1,697,713	$3,402,834

Note 12 – Loans Payable

	September 30,	December 31,
	2013	2012
Bank of Beijing, Xi’an Branch
The Company signed an agreement for a line of credit of approximately $32.6 million (RMB 200 million). Originally due on November 30, 2014 with annual interest rate of 130% of People’s Bank of China prime rate. The loan was fully repaid in April 2013.	$-	$22,471,549

China Construction Bank
Originally due on March 6, 2015, annual interest is People’s Bank of China prime rate plus 1%. The loan is secured by the Junjing III project and land use right. The loan was fully repaid during the first quarter of fiscal 2013.	-	1,605,111

China Construction Bank
Annual interest is 105% of People’s Bank of China prime rate (6.4%). The loan is secured by the Park Plaza Phase I project and land use right. The repayment schedule is as follows: November 30, 2013 - $4,084,967 (RMB 25 million); May 30, 2014 - $4,084,967 (RMB 25 million); November 30, 2014 - $6,535,948 (RMB 40 million); May 30, 2015 - $6,535,948 (RMB 40 million); November 30, 2015, $8,169,935 (RMB 50 million). The loan is also subject to certain repayment requirements based on percentage of sales contracts signed over total estimated sales amount of Park Plaza Phase I.	29,411,765	-

Bank of Communications offshore branch
Due on November 13, 2015, annual interest rate is 2.9%, secured by $36,764,706 (RMB 225 million) of restricted cash.	30,000,000	30,000,000

Bank of China, Macau Branch Due December 16, 2013, annual interest is based on the 3-month London Interbank offered Rate (“LIBOR”) rate plus 3.6%. The 3-month LIBOR rate for September 2013 was 0.2532% (December 31, 2012 – 0.3095%). The loan is secured by $32,679,739 (RMB 200 million) of restricted cash.	31,000,000	31,000,000

Bank of China, Singapore Office Due November 22, 2014, annual interest is based on the 3-month LIBOR rate plus 1.55%. The 3-month LIBOR rate at September 30, 2013 was 0.2532% (December 31, 2012 - 0.3095%). The loan is secured by $32,679,739 (RMB 200 million) of restricted cash.	31,800,000	31,800,000

LUSO International Bank
The Company signed an agreement for a line of credit of $9.7 million with LUSO International Bank. The amount that can be withdrawn is limited to 97% of the restricted cash securing the line of credit. The total amount will be due on March 27, 2015. As of September 30, 2013, the Company had drawn $7,761,153 from the line of $9.7 million which is 95.0% of $8,169,935 (RMB 50 million) restricted cash. Annual interest is based on the 12-month LIBOR rate at the inception of the loan, updated annually, plus 2.7%. The 12-month LIBOR applicable as at September 30, 2013 is 0.6527%.	7,761,153	7,761,153

Xi’an Xinxing Days Hotel & Suites Co., Ltd. (“Days Hotel”) (Note 20)
There are several loans from Days Hotel, including: $8,006,536 (RMB 49 million) due on December 31, 2013; $245,098 due on January 17, 2014 (RMB 1.5 million); $8,169,935 (RMB 50 million) due on November 13, 2014. All Days Hotel loans have an annual interest rate of 20%.	16,421,569	21,219,563

Changcheng Financing Company Limited
Due on November 8, 2014, annual interest rate is 19%, secured by an income producing property of Tsining.	4,901,961	4,815,332

Shanghai Xinying Fund, LLC (“Xinying”)
Annual interest is 9.6% and the effective annual interest rate is 27.16% due to related finance consulting fees (Note 19), secured by 100% ownership of Xinxing Construction’s shares and corporate guarantee from Tsining, Puhua, and the Company (Note 19), and is also subject to a consulting fee agreement (Note 19). The repayment schedule per agreement is as follows: December 1, 2013 - $1,633,987 (RMB 10 million); June 1, 2014 - $1,633,987 (RMB 10 million); August 10, 2014 - $19,607,843 (RMB 120 million).	22,875,817	24,076,660

Shenzhen Qianhai Dinghui Equity Investment Fund Partnership (“Dinghui”)
On March 22, 2013, the Company received $40,252,463 (RMB 250 million) from Dinghui to fund the pending acquisition of the land use right for the Company’s Golden Bay project and/or other construction. In connection with the loan, the Company transferred 49% of Fangzhou’s common shares to Dinghui in December 2012 as security for the loan. Dinghui will not participate in the decision making, operation and profit/loss sharing of Fangzhou. Once the land use right is obtained, the Company will use the common shares as a pledge for the loan and Dinghui will revert the transferred common shares of Fangzhou back to the Company. The loan is also guaranteed by the Company and the Company’s President. The loan is due on March 21, 2015 with an annual interest rate of 20%.	40,849,672	-

Bank of Communications
Annual interest is 120% of People’s Bank of China prime rate (6.4%). The loan is secured by a portion of the Puhua Phase III project. The repayment schedule is as follows: June 20, 2014 - $1,633,987 (RMB 10 million); December 20, 2014 - $6,535,948 (RMB 40 million); June 20, 2015 - $8,169,935 (RMB 50 million); December 20, 2015 - $16,339,869 (RMB 100 million).	32,679,739	-

Bank of Xi’an, Weilai Branch Annual interest is 130% People’s Bank of China prime rate (6.4%). The loan is secured by a portion of the Puhua Phase II project. The repayment schedule is as follows: December 21, 2013 - $1,633,987 (RMB 10 million); June 21, 2014 - $4,901,961 (RMB 30 million); September 21, 2014 - $4,901,961 (RMB 30 million); December 21, 2014 - $8,169,935 (RMB 50 million); April 24, 2015, $11,437,908 (RMB 70 million). The loan is also subject to certain repayment requirements based on percentage of sales contracts signed over total estimated sales amounts of Puhua Phase II.	31,045,751	-
Total	$278,747,427	$174,749,368

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

The $36.8 million of restricted cash corresponding to a $30 million loan from Bank of Communications offshore Branch, the $32.7 million of restricted cash corresponding to a $31 million loan from Bank of China, Macau Branch, the $32.7 million of restricted cash corresponding to a $31.8 million loan from Bank of China, Singapore Branch, and $8.2 million of restricted cash corresponding to a $7.76 million loan from LUSO International Bank are of the same nature. These borrowings were incurred in Hong Kong to repay the mandatorily redeemable preferred shares of Prax. However, the majority of our cash resided in mainland China and to wire funds from mainland China to Hong Kong is subject to foreign exchange restrictions imposed by the PRC government. Thus, in order for the Company to repay the Hong Kong and overseas counterparties, the Company had to utilize the special lending facilities provided by major PRC banks and foreign financial institutions (i.e. JP Morgan and Bank of China) to allow the Company to borrow outside of mainland China using cash the Company has in mainland China as guarantees.

The loans payable balances were secured by certain of the Company’s real estate held for development or sale with a carrying value of $141,213,677 at September 30, 2013 (December 31, 2012 - $44,920,900) and certain buildings and income producing properties and improvements with a carrying value of $4,228,707 at September 30, 2013 (December 31, 2012 - $4,287,898). The weighted average interest rate on loans payable as at September 30, 2013 was 8.04% (December 31, 2012 - 7.1%).

The loans from Bank of Xi’an, Weilai Branch and China Construction Bank are subject to certain repayment terms based on certain percentage of units sold in Puhua Phase II and Park Plaza projects. Based on these repayment terms, Bank of Xi’an, Weilai Branch and China Construction Bank can demand repayment of all remaining balances outstanding at any time.

The principal repayment requirements for the following 5 years are as follows:

Due in 1 year	$124,218,954
1 – 2 years	108,188,604
2 – 3 years	46,339,869
3 – 4 years	-
4 – 5 years	-
After 5 years	-
$278,747,427

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

The Convertible Debt was fully repaid as at December 31, 2012. Therefore, for the three and nine months ended September 30, 2013, there were no changes in fair value for the warrants and embedded derivatives recorded. For the three months ended September 30, 2012, the Company recorded decreases in fair value for the warrants and embedded derivatives of $976 and $109,344, respectively. For the nine months ended September 30, 2012, the Company recorded decreases in fair value of the warrants and embedded derivatives of $4,162 and $330,628, respectively, in the unaudited interim condensed consolidated statements of income.

The carrying value of the Convertible Debt was accreted to its stated amount on maturity using the effective interest method. The effective interest rate was determined to be 15.42%. There were no interest and accretion costs for the three and nine months ended September 30, 2013. Related interest and accretion costs for the three months ended September 30, 2012 were $130,806 and $254,023, respectively, and for the nine months ended September 30, 2012 were $389,549 and $728,174, respectively.

Note 14 – Shareholders’ Equity

Common stock

On May 27, 2013, the Company approved the issuance of 411,125 shares of common stock to compensate services provided by all the directors. The shares were valued at $900,364 based on the $2.19 closing price of the shares on the grant date and are recorded as stock-based compensation on the unaudited interim condensed consolidated statements of income. The shares were issued in July 2013.

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

These warrants expired during fiscal year 2012. As such, no changes in fair value of the warrants for the three and nine months ended September 30, 2013 were recorded. The gains from the changes in fair value of the warrants for the three and nine months ended September 30, 2012 were $Nil and $1,060, respectively.

Including the fair value of warrants associated with the Convertible Debt (Note 13). The total gains from the change in fair value of warrants for the three and nine months ended September 30, 2012 were $976 and $4,162, respectively.

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

As of December 31, 2012, 368,326 of the 1,227,755 options had vested. However, the options were not exercisable because the performance conditions of the stock options were not met. This left 859,429 options outstanding as at December 31, 2012 and September 30, 2013. The following table provides information with respect to stock option transactions for the nine months ended September 30, 2013:

	Number of Stock Options Outstanding	Weighted Average Exercise Price
December 31, 2012	859,429	$1.39
Granted	-	-
Expired	-	-
September 30, 2013	859,429	$1.39

The following summarizes the weighted-average information about the outstanding stock options as at September 30, 2013:

Outstanding Stock Options
Exercise Price	Number	Average Remaining Contractual Life
$1.39	859,429	7.71 years

Stock-based compensation

The 1,227,755 stock options granted on June 13, 2011 have an estimated fair value of $1,316,911 for an average value of $1.04 to $1.10 per stock option using the CRR option pricing model.

Compensation expense is recognized over the vesting period. During the three and nine months ended September 30, 2013, compensation expense of $135,792 and $339,701, respectively (September 30, 2012 - $96,438 and $287,218, respectively) was recognized in the unaudited interim condensed consolidated statements of income.

Total stock-based compensation, including the shares granted to directors, recognized for the three and nine months ended September 30, 2013 amounted to $135,792 and $1,240,065, respectively (September 30, 2012 - $96,438 and $909,434).

Note 14 – Shareholders’ Equity (Continued)

Treasury Stock

In 2011, the Company approved a plan to repurchase up to $5 million shares of the Company’s common stock. The repurchases will be made from time to time at prevailing market prices, through open market purchases. There is no guarantee as to the exact number of shares that will be repurchased by the Company and the Company may discontinue purchases at any time when the Board of Directors determines additional repurchases are not warranted. The repurchase program expired on August 11, 2013.

During the first nine months of fiscal year 2013, the Company did not make any repurchases of the Company’s common stock. As at September 30, 2012, the Company had repurchased 351,480 shares of common stock (December 31, 2012 - 351,480).

Note 15 – Other Revenue

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Interest income	$1,185,491	$13,630	$4,090,313	$106,005
Rental income	225,036	250,404	667,534	870,322
Income from property management services	912,247	894,414	2,734,441	2,947,985
External construction contracts	1,448,263	3,522,215	14,355,558	8,651,952
Gain on disposal of property and equipment	-	37,544	-	70,098
Miscellaneous income	17,397	80,032	36,185	165,276
Total	$3,788,434	$4,798,239	$21,884,031	$12,811,638

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

Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company’s unaudited interim condensed consolidated financial statements during the three and nine months of fiscal year 2013 and 2012 are as follows:

For the three months ended September 30, 2013:

	Real Estate Development and Sales	Construction	All Other	Adjustments and Elimination	Consolidated
Revenues from external customers	$21,042,396	1,448,263	$912,247	$-	$23,402,906
Intersegment revenues	-	14,114,629	-	(14,114,629)	-
Rental from external customers	203,145	21,892	-	-	225,037
Other miscellaneous income
(Interest and Gain from Property and Equipment)	1,184,211	-	18,676	-	1,202,887
Total Revenue	$22,429,752	15,584,784	$930,923	$(14,114,629)	24,830,830
Financing expense	1,759,094	-	3,630	-	1,762,724
Segment (loss) profit before taxes	(1,174,784)	234,810	690,416	(415,520)	(665,078)
Total assets	$744,470,197	$88,504,337	$191,316,524	$(417,279,354)	$607,011,704

Note 16 - Segment Reporting (Continued)

For the nine months ended September 30, 2013:

	Real Estate Development and Sales	Construction	All Other	Adjustments and Elimination	Consolidated
Revenues from external customers	$112,091,843	$14,355,558	$2,734,441	$-	$129,181,842
Intersegment revenues	-	28,553,773	-	(28,553,773)	-
Rental from external customers	600,696	66,839	-	-	667,535
Other miscellaneous income
(Interest and Gain from Property and Equipment)	4,099,678	-	26,819	-	4,126,497
Total Revenue	116,792,217	42,976,170	2,761,260	(28,553,773)	133,975,874
Financing expense	5,996,720	12,869	7,015	-	6,016,604
Segment profit (loss) before taxes	11,172,938	1,611,010	(264,266)	(713,340)	11,806,342

For the three months ended September 30, 2012 (Restated - Note 2):

	Real Estate Development and Sales	Construction	All Other	Adjustments and Elimination		Consolidated
Revenues from external customers	$23,931,025	$3,522,215	$894,414	$-		$28,347,654
Intersegment revenues	-	5,295,891	-	(5,295,891	)(1)	-
Rental from external customers	224,941	25,463	-	-		250,404
Other miscellaneous income
(Interest and Gain from Property and Equipment)	95,455	35,442	309	-		131,206
Total Revenue	$24,251,421	$8,879,011	$894,723	$(5,295,891)		28,729,264
Financing expense	8,478	13,452	41,834	-		63,764
Segment profit before taxes	1,569,684	75,705	576,734	233,834	(1)	2,455,957
Total assets	$474,234,585	$61,119,244	$187,914,465	$(267,927,923	)(2)	$455,340,371

For the nine months ended September 30, 2012 (Restated - Note 2):

	Real Estate Development and Sales	Construction	All Other	Adjustments and Elimination		Consolidated
Revenues from external customers	$74,170,706	$8,651,952	$2,947,985	$-		$85,770,643
Intersegment revenues	-	14,258,052	-	(14,258,052	)(1)	-
Rental from external customers	676,967	193,355	-	-		870,322
Other miscellaneous income
(Interest and Gain from Property and Equipment)	303,483	35,442	2,454	-		341,379
Total Revenue	75,151,156	23,138,801	2,950,439	(14,258,052)		86,982,344
Financing expense	229,668	39,756	125,288	-		394,712
Segment profit before taxes	9,804,071	657,734	149,505	310,095	(1)	10,921,405

Note 17 – Effect of Change in Estimates

Revisions in estimated gross profit margins related to revenue recognized under the percentage of completion method for projects under construction and met all revenue recognition criteria are made in the period in which circumstances requiring the revisions become known.

During the three months ended September 30, 2013, real estate development projects with gross profits recognized as at September 30, 2013 had changes in their estimated gross profit margins. As a result of these changes in gross profit, net income for the three months ended September 30, 2013 decreased by $1,637,578 (three months ended September 30, 2012 – decreased by $2,608,462) or a decrease of $0.05 for both basic and diluted earnings per share for the three months ended September 30, 2012 (three months ended September 30, 2012 – decreased by $0.074 in both basic and diluted earnings per share).

During the nine months ended September 30, 2013, real estate development projects with gross profits recognized for the year ended December 31, 2012 had changes in their estimated gross profit margins. As a result of these changes in gross profit, net income for the nine months ended September 30, 2013 decreased by $383,896 (nine months ended September 30, 2012 – decreased by $2,493,484) or a decrease $0.011 for basic and diluted earnings per share for the nine months ended September 30, 2013 (nine months ended September 30, 2012 – decreased by $0.071 and $0.071 in both basic and diluted earnings per share).

Note 18 – Earnings (Losses) per Share

There were no outstanding dilutive instruments during the three and nine months ended September 30, 2013.

All outstanding options, warrants and convertible debt have an anti-dilutive effect on the earnings (losses) per share and are therefore excluded from the determination of the diluted earnings per share calculations for the three and nine months ended September 30, 2012.

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

All future payments required under the various agreements are summarized below:

	Payment due by period
Commitments and Contingencies	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	After 5 years
Operating leases	$6,777,193	$1,431,485	$1,251,747	$1,251,747	$1,251,747	$1,251,747	$338,720
Finance consulting	4,786,493	2,549,020	2,237,473	-	-	-	-
Land use rights	16,590,229	16,590,229	-	-	-	-	-
Total	$28,153,915	$20,570,734	$3,489,220	$1,251,747	$1,251,747	$1,251,747	$338,720

The Company from time to time has to renew certain real estate development licenses in the normal course of business. Management believes the Company will be able to continuously renew these licenses. A license that expired before December 31, 2012 was successfully renewed on April 3, 2013. The renewed license will be effective until December 20, 2015.

Note 20– Related Party Transactions

One of the Company’s executive officers’ spouse owns 37.83% of the common stock of Days Hotel. During the three and nine months ended September 30, 2013, the Company incurred $45,680 and $111,555 (September 30, 2012 - $59,336 and $144,278) in fees to Days Hotel. As at September 30, 2013, the Company had $36,973 (December 31, 2012 - $208,065) payable to Days Hotel recorded as other payables on the financial statements.

The Company also has a $16,421,569 loan payable to Days Hotel as at September 30, 2013 (December 31, 2012 - $21,219,563) (Note 12). For the three and nine months ended September 30, 2013, the Company incurred $807,533 and $3,897,505 (September 30, 2012 - $452,043 and $551,932), respectively, of interest to Days Hotel and capitalized the amounts in real estate held for development or sale. As of September 30, 2013, the Company also had $506,354 (December 31, 2012 - $1,231,316) of interest payable to Days Hotel.

As of September 30, 2013, the Company has a loan payable of $22,875,817 (RMB 140 million) (December 31, 2012 - $24,076,660) from Xinying (Note 12), in which an executive partner is the spouse of one of the Company’s executive officers. The Company incurred a total of $1,228,579 and $5,225,264 (September 30, 2012 - $657,471 and $657,471) of interest and finance consulting fees to Xinying during the three and nine months ended September 30, 2013, respectively, and capitalized the amount in real estate held for development or sale. As of September 30, 2013, the Company also had $1,756,351 (December 31, 2012 - $64,204) of interest payable to Xinying.

Note 21 – Subsequent Events

The Company successfully signed the agreement to acquire the land use right from the Baqiao government for our Golden Bay project on November 5, 2013. The total purchase price of the land use right is $68,630,719 (RMB 420,020,000). The Company is expecting to close the transaction during the fourth quarter of fiscal 2013.

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

The unaudited interim condensed consolidated financial statements are based on accounting principles that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2012, as amended (“2012 Annual Report”). They do not include certain footnote disclosures and financial information normally included in annual consolidated financial statements prepared in accordance with GAAP and, therefore, should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s 2012 Annual Report.

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

The Convertible Debt was fully repaid as of December 31, 2012. Therefore, for the three and nine months ended September 30, 2013, there were no changes in fair value for the warrants and embedded derivatives. For the three months ended September 30, 2012, the Company recorded decreases in fair value for the warrants and embedded derivatives of $976 and $109,344, respectively. For the nine months ended September 30, 2012, the Company recorded decreases in fair value of the warrants and embedded derivatives of $4,162 and $330,628, respectively, in the unaudited interim condensed consolidated statements of income.

The carrying value of the Convertible Debt was accreted to its stated amount on maturity using the effective interest method. The effective interest rate was determined to be 15.42%. There were no interest and accretion costs for the three and nine months ended September 30, 2013. Related interest and accretion costs for the three months ended September 30, 2012 were $130,806 and $254,023, respectively, and for the nine months ended September 30, 2013 were $389,549 and $728,174, respectively.

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

These warrants expired during fiscal year 2012. As such, there were no changes in fair value of the warrants issued through private placements in 2007 for the three and nine months ended September 30, 2013. The gains from the change in fair value of the warrants issued through private placements in 2007 for the three and nine months ended September 30, 2012 were $Nil and $1,060, respectively.

Including the fair value of warrants associated with the Convertible Debt, the total gains from the change in fair value of warrants for the three and nine months ended September 30, 2012 were $976 and $4,162, respectively.

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

The following summarizes the components of real estate inventories as at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Real estate projects completed and held for sale
Junjing I	$1,823,440	$2,065,376
Junjing II	-	175,326
Tsining 24G	-	45,370
Gangwan	9,732	19,117
Tsining Home IN	-	60,943
Junjing III	1,169,026	1,309,347
Puhua Phase I	7,118,134	9,205,681
Puhua Phase II - West Region	4,419,557	7,834,598
Real estate completed and held for sale	14,539,889	20,715,758

Real estate projects held for development
Puhua Phase II - East Region, III and IV	90,673,668	80,834,955
Park Plaza	68,783,202	77,765,333
Golden Bay (the Company signed a land use right acquisition agreement subsequent to the peiod)	19,139,136	12,415,111
Jiyuan	19,404,241	16,500,575
Other	6,086,885	3,941,746
Construction Materials	353,539	198,397
Real estate held for development	204,440,670	191,656,117

Total real estate held for development or sale	$218,980,559	$212,371,875

Intangible asset

The intangible assets consisted of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Development right acquired (a)	$52,767,189	$51,835,211
Land use rights acquired (b)	8,782,736	8,627,525
Construction license acquired (c)	1,230,093	1,208,354
	62,780,018	61,671,090
Accumulated amortization	(7,487,066)	(7,188,838)
Intangible assets, net	$55,292,952	$54,482,252

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

The Company has a $43.5 million deposit on LURs as of September 30, 2013. The Company will utilize this deposit to offset the actual land use right acquisition price of the LURs of the 48 acre for Golden Bay and the 107 acre for the Textile City projects. We currently do not have specific development plans for the remaining 222 acre of land under the Intangible agreement. We will continue the discussion with local government to locate potential projects. As part of our periodic reporting procedures, we review and update our estimates total gross profit depending on the market conditions. Once we are able to secure a new project under the Intangible agreement, we will adjust the amortization table accordingly.

The Company did not acquire any new land use right with the intangible assets during the three and nine months periods ended September 30, 2013. The expected development period is between 2009 and 2020. The company will further negotiate with the government on acquiring more land use rights within this area.

The Company also assesses impairment and determines that the expected future profit of $109 million from the exclusive right is still well above the carrying value and concludes no impairment is required.

(b)	The land use right was acquired through acquisition of Suodi. The land use right certificate will expire in November, 2048. The Company amortizes the land use right over 39 years starting from the date of acquisition. For the three and nine months ended September 30, 2013, the Company recorded $56,253 and $167,609, respectively of amortization expense on the land use rights (September 30, 2012 - $54,258 and $163,290). The amortization was included in selling, general and administrative expenses.

(c)	The construction license was acquired through acquisition of Xinxing Construction. The construction license, which is subject to renewal every 5 years, is not amortized and has an indefinite estimated useful life because management believes the Company will be able to continuously renew the license in future. The license will be subject to renewal on January 1, 2016.

Deposits on land use rights

	September 30, 2013	December 31, 2012
Deposits on land use rights	43,517,062	42,748,017

The Company conducts regular reviews of the deposits on land use rights. After review and assessment, the Company concluded that there was no impairment to the carrying value of the deposits and therefore no write-down was required.

Property, plant and equipment

The total rental income (cash inflow) from leasing the Tsining Junjing I commercial retail property was RMB 1.2 million during third quarter of 2013 is slightly less than the 1.4 million in rental income RMB of the same period of 2012. Based on the RMB 1.2 million of net cash receipts in the third quarter of 2013, it will take the Company approximately 16 years to recover the RMB 79 million carrying value of the asset. There was no cash outflow in connection with the maintenance and repair of the property. The annual amortization of this property is RMB 3 million (non-cash item) per year over 30 years.

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

Material trends and uncertainties that may impact continuing operations

Changes in national and regional economic conditions, as well as local economic conditions where we conduct our operations and where prospective purchasers of our homes live, may result in more caution on the part of homebuyers and consequently fewer home purchases. According to E House (China) Real Estate Research Institute the average residential sale price in Xi’an city was stable in the quarter ended September 30, 2013. The average sales price decreased to RMB6,899 per square meter (approximately US$1,126 per square meter) from RMB7,530 in the same period of 2012, representing about a 8% year-to-year decrease.

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

As of September 30, 2013, we had $85,721,169 of cash, compared to $6,121,448 as of December 31, 2012, an increase of $79,599,721.

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

Our Property Projects

We provide three fundamental types of real estate developments:

●	High-rise apartment buildings, typically 19 to 33 stories, usually constructed of steel-reinforced concrete, that are completed within approximately 24 months of securing all required permits.

●	Mid-rise apartment buildings, typically 7 to 18 stories, usually constructed of steel-reinforced concrete, that are completed within approximately 12 to 18 months of securing all required permits.

●	Low-rise apartment buildings and villas, typically 2 to 6 stories, often constructed of steel-reinforced concrete, that are completed within approximately 12 months of securing all required permits.

Our projects can be classified into one of four stages of development:

●	Projects in planning, which include projects for which we have purchased the development and or land use rights for parcels of land as part of our project development pipeline. The completion of projects on these sites is subject to adequate financing, approval of permits, receipt of licenses and certain market conditions;

●	Projects in process, which include developments where we have typically secured the development and land use rights, and where the site planning, architecture, engineering and infrastructure work is in progress;

●	Projects under construction, where the building construction has started but has not yet been completed; and

●	Completed projects with units available for sale, where the construction has been finished and most of the units in the buildings have been sold or leased.

Projects Under Construction

Project Name	Type of Projects	Actual or Estimated Construction Period	Actual or Estimated Pre-sale Commencement Date	Total Site Area (m 2)	Total GFA (m 2)	Sold GFA by September 30, 2013 (m 2)

Puhua Phase Two – East Region	Multi-Family Residential & Commercial	Q1/2011 - Q2/2015	Q2/2010	47,300	159,832	49,246

Ankang Project	Multi-Family Residential & Commercial	Q2/2012 - Q3/2015	Q4/2012	74,820	243,152	57,475

Park Plaza	Multi-Family Residential & Commercial	Q1/2012 – Q2/2016	Q1/2013	44,250	149,822	43,501

Puhua Phase Three	Multi-Family Residential & Commercial	Q2/2012 – Q3/2015	Q1/2013	30,600	128,918	61,242

Project Name	Total Number of Units	Number of Units sold by September 30, 2013	Estimated Revenue ($ millions)	Contracted Revenue by September 30, 2013 ($ millions)	Recognized Revenue by September 30, 2013 ($ millions)

Puhua Phase Two – East Region	921	473	170.4	47.8	40.7
Ankang Project	2,121	398	206.3	27.0	8.8
Park Plaza	694	424	154	61.2	44.7
Puhua Phase Three	1,899	501	115.2	50.6	28.4

Puhua Phase Two – East Region: Puhua Phase Two – East Region consists of 8 residential buildings and 3 commercial buildings. Total estimated revenue of Puhua Phase Two – East Region is $170.4 million. Total GFA of the project is expected to reach 159,832 square meters. Puhua Phase Two – West Region was completed in the fourth quarter of 2012.

Ankang Project: The Ankang project is located in Ankang city, which is approximately 260 kilometers south of Xi’an in China’s Shaanxi Province. The project consists of residential buildings and a commercial area. Construction started in the second quarter of 2012, and presales started in the fourth quarter of 2012. Contract sales for Ankang Project were $27 million as of September 30, 2013 and we have recognized $8.8 million in revenue. Total GFA of the project is expected to reach 243,152 square meters. Total projected revenue is estimated to be $206.3 million.

Park Plaza: In July 2009, the Company entered into a letter of intent to acquire 44,250 square meters of land in the center of Xi’an for the Park Plaza project. In March 2011, the Company officially acquired the land use right for Park Plaza. The Company started developing a large mid-upper income residential and commercial project on this site with a GFA of 149,882 square meters. The four-year construction of Park Plaza started in the first quarter 2012. The contract revenue for Park Plaza was $61.2 million as of September 30, 2013, of which we recognized $44.7 million. The total revenue from Park Plaza is estimated to be $154 million.

Puhua Phase Three: The Puhua Phase Three project covers 30,600 square meters with a total GFA of 129,300 square meters. We started pre-sales of Puhua Phase Three during the first quarter of 2013. The contract revenue for Puhua Phase Three was $50.6 million as of September 30, 2013 and, based on the percentage of completion method, we recognized $28.4 million by the end of September 2013.

Projects Under Planning and in Process

Project Name	Type of Projects	Estimated Construction Period	Estimated Pre-sale Commencement	Total Site Area (m 2)	Total GFA (m 2)	Total Number of Units
Baqiao New Development Zone	Multi-Family Residential & Commercial	2009- 2020	N/A	N/A	N/A	N/A

Puhua Phase Four	Multi-Family Residential & Commercial	Q2/2014 - Q2/2016	Q3/2014	61,087	263,833	N/A

Golden Bay	Multi-Family Residential & Commercial	Q3/2013 - Q2/2015	Q2/2014	146,099	250,000	N/A

Textile City	Multi-Family Residential & Commercial	Q2/2014 - Q3/2018	Q3/2014	433,014	630,000	N/A

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

The Xi’an municipal government planned to investments of RMB 50 billion (over $7.6 billion) in infrastructure in the Baqiao New Development Zone. The construction of a large-scale public wetland park is well underway. It will enhance the natural environment adjacent to the Company’s Baqiao Project.

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

After selling 18.4 acres, placing 79 acres in the Puhua project and approximately 42 acres in the Golden Bay project and setting aside 107 acres for a future project, approximately 241 acres remain available for the Company to develop in the Baqiao area. The Company has a $43.4 million deposit on land use rights as of September 30, 2013. The Company will utilize this deposit to offset the actual acquisition price of the land use rights of the 42 acres for Golden Bay, the 107 acres for the future project and the remaining 241 acres of land.

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

Golden Bay: The Golden Bay project is located within the Baqiao Project, with a total GFA of 252,540 square meters. The Golden Bay project will consist of residential buildings as well as a commercial area. Construction is anticipated to begin in the third quarter of 2013, and we expect to begin accepting pre-sale purchase agreements in the second quarter of 2014. On March 22, 2013, the Company received $40,849,673 (RMB 250 million) from Dinghui to fund the pending acquisition of the land use right for the Company’s Golden Bay project. The estimated price for the land use right will be around $80 million (RMB 500 million). The Company will fund the remaining amount through self-generated operating cash inflows. On November 5, 2013, the Company signed a land acquisition agreement with the government for the Golden Bay project.

Textile City: The Textile City project is located within the Baqiao New Development Zone. The project consists of residential buildings and a commercial area. Construction is expected to start in the second quarter of 2014 and the entire project is expected to take five years.

Major Completed Projects with Units Available for Sale

Project name	Type of Projects	Completion Date	Total Site Area (m [2] )	Total GFA (m [2] )	Total Number of Units	Number of Units sold by September 30, 2013
Puhua Phase Two – West Region	Multi-Family Residential & Commercial	Q4/2012		100,450	666	646
Puhua Phase One	Multi-Family Residential & Commercial	Q4/2012	47,600	137,137	858	843
Junjing III	Multi-Family Residential & Commercial	Q4/2012	8,094	52,220	531	524
Junjing II Phase One	Multi-Family Residential & Commercial	Q4/2009	39,524	142,214	1,215	1,211
Junjing I	Multi-Family Residential & Commercial	Q3/2006	55,588	167,931	1,671	1,668

Puhua Phase One: Puhua Phase One is one of Puhua’s four phases. The total estimated revenue for the project to be $130 million and the Company has generated revenue of $110.8 million as of September 30, 2013.

Puhua Phase Two – West Region: Puhua Phase Two – West Region consists of four buildings. The region was completed in the fourth quarter of 2012. As of September 30, 2013, we have recognized $77.9 million in revenue.

Junjing III: Junjing III is located near our Junjing II project and the city expressway. It has a GFA of about 52,220 square meters. The project consists of three high rise buildings, each 28 to 30 stories high. The project is targeting middle to high income customers who require a high quality living environment and convenient transportation to the city center. We started construction during the fourth quarter of 2010 and pre-sales began during the fourth quarter of 2011. The project was completed in the fourth quarter of 2012. As of September 30, 2013, we have recognized $52.6 million in revenue.

Junjing II Phase One: We started the construction on Junjing II Phase One in the third quarter of 2007 and started the pre-sale campaign in the second quarter of 2007. The project was completed in December 2009 and generated total revenue of $100.8 million. Junjing II Phase One has been mostly sold out.

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

CONSOLIDATED OPERATING RESULTS

Three Months Ended September 30, 2013 Compared With Three Months Ended September 30, 2012

Revenues

Our revenues are mainly derived from the sale of residential and commercial units and buildings, infrastructure work we perform for the local government and land development projects in the Baqiao New Development Zone. For the three months ended September 30, 2013, most of our revenues came from the Puhua Phase Three, Puhua Phase Two – East Region and Park Plaza projects.

	Three months	Three months
	ended	Ended
Revenues by project:	September 30, 2013	September 30, 2012
US$
Project Under Construction
Puhua Phase Two – East Region	5,898,368	3,813,942
Puhua Phase Three	3,530,615
Park Plaza	6,544,305
Ankang Project	3,304,218
Projects Completed
Puhua Phase Two – West Region (under construction on September 30, 2012)	231,851	11,747,983
Junjing III (under construction on September 30, 2012)	(185,786)	4,863,938
Puhua Phase One (under construction on September 30, 2012)	642,763
Junjing II Phase One	488,825	3,486,266
Junjing II Phase Two	-
Junjing I	587,237
Other Projects	-	18,896
Revenues from the Sale of Properties	$21,042,396	23,931,025

The following table summarizes details of our most significant projects:

	Three Months	Three Months
	Ended	Ended
Revenues by project:	September 30, 2013	September 30, 2012
US$
Project Under Construction
Puhua Phase Two – East Region contract sales	$3,456,340		$6,573,361
Revenue	$5,898,368		$3,813,942
Total gross floor area (GFA) available for sale	159,832		160,640
GFA sold during the period	3,240		7,385
Remaining GFA available for sale	116,137		129,479
Percentage of completion	71.2%		51%
Percentage GFA sold during the period	2%		4.6%
Percentage GFA sold to date	27.7%		19.4%
Average sales price per GFA	$1,067		$890

Puhua Phase Three contract sales	$3,876,644	$
Revenue	$3,530,615	$
Total gross floor area (GFA) available for sale	129,918
GFA sold during the period	3,675
Remaining GFA available for sale	68,676
Percentage of completion	50.9%			%
Percentage GFA sold during the period	2.8%			%
Percentage GFA sold to date	47.1%			%
Average sales price per GFA	$1,055	$

Park Plaza contract sales	$6,078,969	$
Revenue	$6,544,305	$
Total gross floor area (GFA) available for sale	149,822
GFA sold during the period	4002
Remaining GFA available for sale	106,321
Percentage of completion	68.1%
Percentage GFA sold during the period	3%
Percentage GFA sold to date	29.0%
Average sales price per GFA	$1,635	$

Ankang Project contract sales	$4,134,588	$
Revenue	$3,304,218	$
Total gross floor area (GFA) available for sale	243,152
GFA sold during the period	5,474
Remaining GFA available for sale	185,677
Percentage of completion	27.7%
Percentage GFA sold during the period	2%
Percentage GFA sold to date	23.6%
Average sales price per GFA	$755	$

*Difference in total GFA available for sale is due to addition of a new building and or modification to floor plans.

Revenues from projects under construction

Puhua Phase Two – East Region: Puhua Phase Two – East Region consists of 8 residential buildings and 3 commercial buildings. Total estimated revenue of Puhua Phase Two – East Region is $170.4 million. Total GFA of East Region is expected to reach 159,832 square meters. Revenue of the project increased from $3.81 million in the third quarter of 2012 to $5.90 million in the third quarter of 2013. The increase is due to the newly released buildings, including two commercial buildings.

Puhua Phase Three: Puhua Phase Three project covers 30,600 square meters with a total GFA of 128,918 square meters. We started pre-sale of Puhua Phase Three during the first quarter of 2013. The contract revenue for Puhua Phase Three was $50.6 million as of September 30, 2013 and we recognized $28.4 million by the end of September 2013 based on the percentage of completion method. The Company started the recognizing revenue in the first quarter of 2013, so there was no revenue in the third quarter of 2012.

Park Plaza: In July 2009, the Company entered into a letter of intent to acquire 44,250 square meters of land in the center of Xi’an for the Park Plaza project. In March 2011, the Company officially acquired the land use right for Park Plaza. The Company is developing a large mid-upper income residential and commercial project on this site with a GFA of 149,822 square meters. The four-year construction of Park Plaza started in the second quarter 2012. The contract revenue for Park Plaza was $61.2 million as of September 30, 2013, of which we recognized $44.7 million. The total revenue from Park Plaza is estimated to be $154 million. The Company started recognizing revenue in the first quarter of 2013, so there was no revenue in the third quarter of 2012.

Ankang Project: The Ankang project is located in Ankang city, which is approximately 260 kilometers south of Xi’an in China’s Shaanxi Province. The project consists of residential buildings and a commercial area. Construction started in the second quarter of 2012, and presales started in the fourth quarter of 2012. Total projected revenue is estimated to be $206.3 million. Total GFA of the project is expected to reach 243,152 square meters. The Ankang project commenced revenue recognition for 5 residential buildings in the second quarter of 2013, and one more in the third quarter of 2013. The contract revenue for the Ankang Project was $27 million as of September 30, 2013 and we have recognized $8.8 million in revenue. The Company started the recognizing revenue in the second quarter of 2013, so there was no revenue in the third quarter of 2012.

Revenues from projects completed

The revenue from completed projects totaled $1,764,890 for the three months ended September 30, 2013, compared to $3,505,162 during the same period of 2012. Revenues from projects completed in the third quarter of 2013 were lower than those during the period of 2012, as we had more completed projects generating revenue in the third quarter of 2012. Puhua Phase One generated $642,763 in the third quarter of 2013.

Other income

Other revenue includes property management fees, rental income, revenues from construction of low income residential buildings for the Ankang government, the gain/loss from disposal of fixed assets and construction work for third parties. We recognized $3,788,434 in other income for the three months ended September 30, 2013 compared with $4,798,239 in the same period of 2012. The variance can be explained by the following table, which summarizes the breakdown of the other income and the changes during the three months ended September 30, 2013 and 2012:

	For the three months ended
	September 30,	September 30,
	2013	2012
Interest income	$1,185,491	13,630
Rental income	225,036	250,404
Income from property management services	912,247	894,414
External construction contracts	1,448,263	3,522,215
Gain on disposal of property and equipment	-	37,544
Miscellaneous income	17,397	80,032
Total	$3,788,434	4,798,239

The increase of interest income was due to the Company’s recognition of the interest income on deposits we made with several banks as security for borrowing U.S. dollar loans from their overseas banks.

The decrease of construction contract income was caused by the decrease in revenue from construction of low income residential buildings for the Ankang government by Xinxing Construction because the project was substantially complete by the end of second quarter of 2012. Thus, no construction revenue was recognized for that project in the third quarter of 2013.

Cost of properties and land

The cost of properties and land for the three months ended September 30, 2013 decreased 3.6 percent to $17,480,961 compared with $18,140,372 in the same period of 2012. The decrease in cost of properties and land is in line with the decrease in revenue.

Gross profit and profit margin

Gross profit for the three months ended September 30, 2013 was $4,926,414, representing a 23.7 percent decrease from $6,454,536 in the same period of 2012. The gross profit margin for the three months ended September 30, 2013 was 19.8 percent compared with 22.5 percent in the same period of 2012. The decrease in gross profit margin in the third of 2013 was due to the following reasons:

The Company adjusted total estimate cost of Puhua PhaseTwo – East Side, Puhua Phase Three and Park Plaza according to the actual condition of these projects. The Company recorded the accumulated impact in the cost of these projects in the third quarter of 2013, which resulted in lower gross profit margin than in the same period of 2012.

During the three months ended September 30, 2013, real estate development projects with gross profits recognized as at September 30, 2013 had changes in their estimated gross profit margins. As a result of these changes in gross profit, net income for the three months ended September 30, 2013 decreased by $1,637,578 (three months ended September 30, 2012 – decreased by $2,608,462) or a decrease of $0.046 for both basic and diluted earnings per share for the three months ended September 30, 2013 (three months ended September 30, 2012 decreased by $0.074 in both basic and diluted earnings per share).

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) for the three months ended September 30, 2013 increased to $3,784,742 compared with $3,717,178 in the same period of 2012. SG&A accounted for 15.2 percent of total revenue in the third quarter of 2013 compared to 12.9 percent for the same period in 2012. The increase in the ratio of SG&A to total revenue was primarily due to the decrease in revenue.

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

Compensation expense is recognized over the vesting period. During the three months ended September 30, 2013, compensation expense of $135,792 (September 30, 2012 - $96,438) was recognized in the interim condensed consolidated statements of income.

Other (income) expenses

Other expenses mainly consists of late delivery settlements, maintenance costs and some miscellaneous income. Other expenses in the three months ended September 30, 2013 was $(91,766) compared with $(22,503) in the same period of 2012. This amount was primarily miscellaneous income from projects in Tsining.

Financing expense

Financing expense in the three months ended September 30, 2013 increased to $1,762,724 from $63,764 in the same period of 2012. The increase was primarily due to the interest paid to Bank of China, Macau Branch and Bank of China, Singapore branch for the U.S. dollars borrowed to redeem Prax Capital’s interest in Puhua during 2012 and 2011. Interest expenses on these loans were capitalized before the end of 2012. Since the Company repaid the loans to Prax, we started to expense these interest in 2013. The accumulated cost incurred for the Golden Bay project is about half of the Dinghui loan, so the Company expensed half of the interest of the Dinghui loan during the third quarter of 2013.

Change in fair value of embedded derivative and warrant accretion expense on convertible debt

The Convertible Debt was fully repaid as of December 31, 2012. Therefore, for the three months ended September 30, 2013, there were no changes in fair value for embedded derivatives and no accretion expenses incurred. For the three months ended September 30, 2012, the Company recorded a change in fair value of embedded derivatives of $(109,344) and accretion expense on convertible debenture of $254,023 in the interim condensed consolidated statements of income.

All warrants expired during the 2012 fiscal year. As such, there were no changes in fair value of the warrants issued through private placements in 2007 for the three months ended September 30, 2013.

Including the fair value of warrants associated with the Convertible Debt, the total gain from the change in fair value of warrants for the three months ended September 30, 2012 was $(976).

 Provision for income taxes

The $185,950 provision for income taxes for the three months ended September 30, 2013 decreased from $1,201,523 for the three months ended September 30, 2012, which is primarily due to decreased operating income in the third quarter of 2013 compared with that in the third quarter of 2012.

Net income

Net income for the three months ended September 30, 2013 decreased 153.6 percent to a loss of $839,687 compared to an income of $1,565,267 in the same period of 2012. The decrease in net income is due to the significant decrease in revenue.

Basic and diluted earnings per share

Both the basic earnings per share and diluted earnings per share were $(0.02) in the three months ended September 30, 2013, compared to $0.04 in the same period of 2012. The number of shares outstanding did not change significantly from year to year.

Common shares used to calculate basic and diluted EPS

The weighted average shares outstanding used to calculate the basic earnings per share and diluted earnings per share was 35,497,724 and 35,497,724 shares, respectively, in the three months ended September 30, 2013 and 35,086,599 shares in the same period of 2012. The increase in common shares is due to the issuance of 411,125 shares to management and directors during the third quarter of 2013.

Foreign exchange

The Company operates in China and the functional currency is the RMB but our reporting currency is the U.S. dollar, based on the exchange rate of the two currencies. The fluctuation of exchange rates during the three months ended September 30, 2013 and the same period of 2012, when translating the operating results and financial positions at different exchange rates, created the accrued gain (loss) on foreign exchange. The gain on foreign exchange translation in the three months ended September 30, 2013 was $656,539, compared with $1,969,140 in the same period of 2012.

Nine Months Ended September 30, 2013 Compared With Nine Months Ended September 30, 2012

Revenues

Our revenues are mainly derived from the sale of residential and commercial units and buildings, infrastructure work we perform for the local government and land development projects in the Baqiao New Development Zone. For the nine months ended September 30 2013, most of our revenues came from the Puhua Phase Two – East Region, Puhua Phase Three, Park Plaza and Ankang projects.

	Nine months	Nine months
	ended	Ended
Revenues by project:	September 30, 2013	September 30, 2012
US$
Project Under Construction
Puhua Phase Two – East Region	20,574,880	9,980,684
Puhua Phase Three	28,433,860
Park Plaza	44,693,688
Ankang Project	8,830,509
Projects Completed
Puhua Phase Two – West Region (under construction on March 31, 2012)	5,548,883	24,100,476
Junjing III (under construction on March 31, 2012)	(51,684)	19,806,525
Puhua Phase One (under construction on March 31, 2012)	2,966,145	17,836,594
Junjing II Phase One	488,825	3,256,293
Junjing II Phase Two	-
Junjing I	587,239	(828,763)
Other Projects	19,498	18,897
Revenues from the Sale of Properties	$112,091,843	$74,170,706

The following table summarizes details of our most significant projects under construction during the nine months ended September 30, 2013:

	Nine Months	Nine Months
	Ended	Ended
Revenues by project:	September 30, 2013	September 30, 2012
US$
Project Under Construction
Puhua Phase Two – East Region contract sales	$17,182,182		$17,249,985
Revenue	$20,574,880		$9,980,684
Total gross floor area (GFA) available for sale	159,832		160,640
GFA sold during the period	10,991		19,783
Remaining GFA available for sale	116,137		129,479
Percentage of completion	71.20%		51%
Percentage GFA sold during the period	6.9%		12.3%
Percentage GFA sold to date	27.7%		19.4%
Average sales price per GFA	$1,563		$872

Puhua Phase Three contract sales	$50,602,576	$
Revenue	$28,433,860	$
Total gross floor area (GFA) available for sale	129,918
GFA sold during the period	61,242
Remaining GFA available for sale	68,676
Percentage of completion	50.90%			%
Percentage GFA sold during the period	47%			%
Percentage GFA sold to date	47.1%			%
Average sales price per GFA	$464	$

Park Plaza contract sales	$61,269,915	$
Revenue	$44,693,688	$
Total gross floor area (GFA) available for sale	149,822
GFA sold during the period	43,501
Remaining GFA available for sale	106,321
Percentage of completion	68.1%
Percentage GFA sold during the period	29%
Percentage GFA sold to date	29.0%
Average sales price per GFA	$1,027	$

Ankang Project contract sales	$26,978,134	$
Revenue	$8,830,509	$
Total gross floor area (GFA) available for sale	243,152
GFA sold during the period	57,475
Remaining GFA available for sale	185,677
Percentage of completion	27.7%
Percentage GFA sold during the period	23.6%
Percentage GFA sold to date	23.6%
Average sales price per GFA	$153	$

Revenues from projects under construction

Puhua Phase Two – East Region: Puhua Phase Two – East Region consists of 8 residential buildings and 3 commercial buildings. Total estimated revenue of Puhua Phase Two – East Region is $170.4 million. Total GFA of East Region is expected to reach 159,832 square meters. Revenue of the project increased from $10.0 million for the nine months ended September 30, 2012 to $20.6 million for the nine months ended September 30, 2013. The increase is due to the newly released buildings and commercial parts.

Puhua Phase Three: Puhua Phase Three project covers 30,600 square meters with a total GFA of 128,918 square meters. We started pre-sale of Puhua Phase Three during the first quarter of 2013. The contract revenue for Puhua Phase Three was $50.6 million as of September 30, 2013 and we recognized $28.4 million by the end of September 2013 based on the percentage of completion method. The Company started revenue recognition in the first quarter of 2013, so there was no revenue in the third quarter of 2012.

Park Plaza: In July 2009, the Company entered into a letter of intent to acquire 44,250 square meters of land in the center of Xi’an for the Park Plaza project. In March 2011, the Company officially acquired the land use right for Park Plaza. The Company intends to develop a large mid-upper income residential and commercial project on this site, with a GFA of 106,687 square meters. The four-year construction of Park Plaza started in the second quarter 2012. The contract revenue for Park Plaza was $61.3 million as of September 30, 2013, of which we recognized $44.7 million. The total revenue from Park Plaza is estimated to be $154 million. The Company just started the revenue recognition in the first quarter of 2013, so there was no revenue in the third quarter of 2012.

Ankang Project: The Ankang project is located in Ankang city, which is approximately 260 kilometers south of Xi’an in China’s Shaanxi Province. The project consists of residential buildings and a commercial area. Construction started in the second quarter of 2012 and pre-sales started in the fourth quarter of 2012. Total projected revenue is estimated to be $206.3 million. Total GFA of the project is expected to reach 243,152 square meters. The Ankang project commenced revenue recognition for 5 residential buildings in the second quarter of 2013, and one more in third quarter of 2013. The contract revenue for the Ankang Project was $27.0 million as of September 30, 2013 and we have recognized $8.8 million in revenue. The Company started revenue recognition in the second quarter of 2013, so there was no revenue in the third quarter of 2012.

Revenues from projects completed

The revenue from completed projects totaled $9,558,908 for the nine months ended September 30, 2013, compared to $2,446,427 during the same period of 2012. Revenues from projects completed in the nine months ended September 30, 2013 were higher than those during the same period of 2012 because we had more completed projects generating revenue in the nine months of 2013 compared with the same period of 2012. The revenue for the nine months ended September 30, 2013 mainly came from Puhua Phase Two – West Region and Puhua Phase One, which generated revenues of $5.5 million and $3 million, respectively.

Other revenue

Other revenue includes property management fees, rental income, revenues from construction of low income residential buildings for the Ankang government, the gain/loss from disposal of fixed assets and construction work for third parties. We recognized $21,884,031 in other income for the nine months ended September 30, 2013 compared with $12,811,638 in the same period of 2012. The increase is explained in the following table, which summarizes the breakdown of the other income and the changes during the nine months ended September 30, 2013 and 2012:

	For the nine months ended
	September 30,	September 30,
	2013	2012
Interest income	4,090,313	106,005
Rental income	667,534	870,322
Income from property management services	2,734,441	2,947,985
External construction contracts	14,355,558	8,651,952
Gain on disposal of property and equipment	-	70,098
Miscellaneous income	36,185	165,276
Total	21,884,031	12,811,638

The increase in interest income was due to the Company’s recognition of the interest income on deposits we made in several banks as security for borrowing U.S. dollar loans from their overseas banks.

The increase in construction contract income was caused by the recognition of revenue from construction of low income residential buildings for the Ankang government by Xinxing Construction.

Cost of properties and land

The cost of properties and land for the nine months ended September 30, 2013 increased 61.8 percent to $86,517,123 compared with $53,458,120 in the same period of 2012. The increase in cost is proportionate to the increase in revenue.

Gross profit and profit margin

Gross profit for the nine months ended September 30, 2013 was $31,266,476, representing an 33.9 percent increase from $23,357,910 in the same period of 2012. The gross profit margin for the nine months ended September 30, 2013 was 23.3 percent compared with 26.9 percent in the same period of 2012. The decrease in gross profit margin was due to the adjustment of total estimate cost. Additionally, during the first quarter of 2013, we initiated a group purchase sale on our Puhua Phase Three project at a discounted selling price to improve our cash position, which also impacted overall gross margins.

During the nine months ended September 30, 2013, real estate development projects with gross profits recognized for the year ended December 31, 2012 had changes in their estimated gross profit margins. As a result of these changes in gross profit, net income for the nine months ended September 30, 2013 decreased by $383,896 (nine months ended September 30, 2012 – decreased by $2,493,484) or a decrease $0.011 for basic and diluted earnings per share for the nine months ended September 30, 2013 (nine months ended September 30, 2012 decreased by $0.071 and$0.017 in both basic and diluted earnings per share).

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) for the nine months ended September 30, 2013 increased to $11,844,682 from $10,696,590 in the same period of 2012. Such increase was primarily due to increased advertising and selling expenses during the nine months of 2013 in connection with additional projects starting pre-sale, and increased employee salary expenses, which contributed to the higher administrative expenses. SG&A accounted for 8.8 percent of total revenue in the nine months ended September 30, 2013 compared to 12.3 percent for the same period in 2012. The decrease in the ratio of SG&A to total revenue was primarily due to the increase in revenue.

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

During the nine months ended September 30, 2013, compensation expense of $1,240,065 (September 30, 2012 - $909,434) was recognized in the unaudited interim condensed consolidated statements of income. The increase in this expense was due to the issuance of 411,125 shares to various directors. The common stock granted was valued based on the closing price of the shares on the grant date. The fair value of the shares was recognized as stock-based compensation in the unaudited interim condensed consolidated statements of income. The total value of shares grants to directors was $900,364 for the nine months ended September 30, 2013.

Other expenses

Other expenses mainly consists of late delivery settlements, maintenance costs and some miscellaneous income. Other expenses in the nine months ended September 30, 2013 was $353,783 compared with $42,385 in the same period of 2012. This amount was primarily miscellaneous expenses from projects in Tsining.

Financing expense

Financing expense in the nine months ended September 30, 2013 increased to $6,016,604 from $394,712 in the same period of 2012. The increase was primarily due to the interest paid to Bank of China, Macau Branch and Bank of China, Singapore branch for the U.S. dollars borrowed to redeem Prax Capital’s interest in Puhua during year 2012 and 2011. Interest expense on these loans was capitalized before the end of 2012. Since the Company repaid the loans to Prax, we started to expense the interest in 2013.

Change in fair value of embedded derivative and warrant accretion expense on convertible debt

The Convertible Debt was fully repaid as of December 31, 2012. Therefore, for the nine months ended September 30, 2013, there were no changes in fair value for embedded derivatives and no accretion expenses were incurred. For the nine months ended September 30, 2012, the Company recorded a change in fair value for the warrants of $(4,162) and a change in fair value of the embedded derivatives of $(330,628) in the interim condensed consolidated statements of income.

All warrants expired during the 2012 fiscal year. As such, there were no changes in fair value of the warrants issued through private placements in 2007 for the nine months ended September 30, 2013. The gain from the change in fair value of the warrants for the nine months ended September 30, 2012 was $4,162.

Including the fair value of warrants associated with the Convertible Debt, the total gain from the change in fair value of warrants for the nine months ended September 30, 2012 was $330,628.

Provision of income taxes

The $4,044,863 provision for income taxes for the nine months ended September 30, 2013 increased from $3,984,823 for the nine months ended September 30, 2012. The increase was mainly due to increased operating income in the first nine months of 2013 compared with the same period of 2012.

Net income

Net income for the nine months ended September 30, 2013 increased 12.2 percent to $7,887,468 compared to $7,032,792 in the same period of 2012. The increase in net income was mainly due to increased total revenue.

Basic and diluted earnings per share

Both the basic earnings per share and diluted earnings per share were $0.22 in the nine months ended September 30, 2013, compared to $0.20 in the same period of 2012.

Common shares used to calculate basic and diluted EPS

The weighted average shares outstanding used to calculate the basic earnings per share and diluted earnings per share were 35,277,047 and 35,277,047 shares, respectively, in the nine months ended September 30, 2013, and 34,911,173 shares in the same period of 2012. The change in the amount of common shares is due to the 411,125 shares the Company issued to directors in the third quarter of 2013.

Foreign exchange

The company operates in China and the functional currency is the RMB but our reporting currency is the U.S. dollar, based on the exchange rate between the two currencies. The fluctuation of exchange rates during the nine months ended September 30, 2013 and the same period of 2012, when translating the operating results and financial positions at different exchange rates, created the accrued gain (loss) on foreign exchange. The gain on foreign exchange translation in the nine months ended September 30, 2013 was $4,076,140, compared with a gain of $397,512 in the same period of 2012.

Cash flow discussion

There was a net cash inflow of $78,499,326 during the nine months ended September 30, 2013 compared to a $12,041,292 net cash outflow during the same period of 2012.

Operating activity cash outflow was $9,642,050 in the nine months ended September 30, 2013, compared to operating cash outflow of $25,820,559 in the same period of 2012. The change in operating cash flow in the nine months ended September 30, 2013 was mainly due to the increased sales that led to a net increase in overall cash inflow from a decrease in real estate held for development or sale.

There was a cash outflow of $3,982,755 for investing activities for the nine months ended September 30, 2013, compared to an investing cash outflow of $7,932,511 for the same period of 2012. The cash outflow resulted from the construction costs associated with the head office located in the Baqiao New Development Zone. Since the construction of the head office is basically completed, the cash outflow in connection with the head office construction has decreased.

There was a cash inflow of $92,124,130 for financing activities for the nine months ended September 30, 2013 compared with $21,711,778 of financing cash inflow in the same period of 2012, due to higher borrowing and a lower amount of loan repayments during the nine months ended September 30, 2013. On March 22, 2013, the Company received $40,252,463 (RMB 250 million) from Dinghui to fund the pending acquisition of the land use right for the Company’s Golden Bay project.

The U.S. holding company may require operational funding, from time to time, to pay various professional fees, such as directors’ compensation, etc. The current PRC government’s control on convertibility of RMB to U.S. dollars does not apply to paying for such operating expenses so long as the Company can present valid invoices and/or agreements to the Administration for Foreign Exchange.

Our PRC subsidiaries have never declared or paid dividends or made other equity distributions to the U.S. holding company.

The ratio of receivables to sales was 35 percent as of September 30, 2013 and 39 percent as of September 30, 2012. The change in ratio of receivables to sales does not represent the deterioration in the credit quality of our receivables or a change in our revenue recognition policies. In general, the Company does not recognize revenues until all permits including pre-sales permits are obtained. Other than the down payments made by customers upon the signing of the sales agreements, most of the balances from the sales are receivable through mortgage financings. Usually, the mortgage approval process ranges from two month to six months, depending on the bank’s credit limit and customer credit worthiness. The collection of receivables depends on the bank mortgage approval process. The longer the banks take to approve customer mortgages, the greater our account receivables are.

Debt leverage

Total debt consists of loans from employees and loans payable.

Total debt outstanding as of September 30, 2013 was $301.7 million compared with $202.6 million on December 31, 2012. Net debt outstanding (total debt less cash and restricted cash) as of September 30, 2013 was $99.2 million compared with $85.9 million on December 31, 2012. The Company’s net debt as a percentage of total capital (net debt plus shareholders’ equity) was 42.6 percent on September 30, 2013 and 41.8 percent on December 31, 2012.

Liquidity and capital resources

Our principal liquidity demands are based on the development of new properties, property acquisitions, and general corporate purposes. As of September 30, 2013, we had $85,721,169 of cash and cash equivalents, compared to $6,121,448 as of December 31, 2012, an increase of $79,599,721. Along with progress in projects, we can use internally generated cash flow to fund daily operations.

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

	Payment due by period
Commitments and Contingencies	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	After 5 years
Operating leases	$6,777,193	$1,431,485	$1,251,747	$1,251,747	$1,251,747	$1,251,747	$338,720
Finance consulting	4,786,493	2,549,020	2,237,473	-	-	-	-
Land use rights	16,590,229	16,590,229	-	-	-	-	-
Total	$28,153,915	$20,570,734	$3,489,220	$1,251,747	$1,251,747	$1,251,747	$338,720

All future payments required under the various agreements are summarized below:

Loans Payable

Loans represent amounts due to various banks. These loans generally can be renewed with the banks when they expire. Loans as of September 30, 2013 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2013	2012
Bank of Beijing, Xi’an Branch
The Company signed an agreement for a line of credit of approximately $32.6 million (RMB 200 million). Originally due on November 30, 2014 with annual interest rate of 130% of People’s Bank of China prime rate. The loan was fully repaid in April 2013.	$-	$22,471,549

China Construction Bank
Originally due on March 6, 2015, annual interest is People’s Bank of China prime rate plus 1%. The loan is secured by the Junjing III project and land use right. The loan was fully repaid during the first quarter of fiscal 2013.	-	1,605,111

China Construction Bank
Due May 12, 2016, annual interest is 105% of People’s Bank of China prime rate (6.4%). The loan is secured by the Park Plaza Phase I project and land use right. The loan is also subject to certain repayment requirements based on percentage of sales contracts signed over total estimated sales amount of Park Plaza Phase I.	29,411,765	-

Bank of Communications offshore branch
Due on November 13, 2015, annual interest rate is 2.9%, secured by $36,764,706 (RMB 225 million) of restricted cash.	30,000,000	30,000,000

Bank of China, Macau Branch Due December 16, 2013, annual interest is based on the 3-month London Interbank offered Rate (“LIBOR”) rate plus 3.6%. The 3-month LIBOR rate for June 2013 was 0.2532% (December 31, 2012 – 0.3095%). The loan is secured by $32,679,739 (RMB 200 million) of restricted cash.	31,000,000	31,000,000

Bank of China, Singapore Office Due November 22, 2014, annual interest is based on the 3-month LIBOR rate plus 1.55%. The 3-month LIBOR rate at September 30, 2013 was 0.2532% (December 31, 2012 - 0.3095%). The loan is secured by $32,679,739 (RMB 200 million) of restricted cash.	31,800,000	31,800,000

LUSO International Bank
The Company signed an agreement for a line of credit of $9.7 million with LUSO International Bank. The amount that can be withdrawn is limited to 97% of the restricted cash securing the line of credit. The total amount will be due on March 27, 2015. As of September 30, 2013, the Company had drawn $7,761,153 from the line of $9.7 million which is 96.4% of $8,169,935 (RMB 50 million) restricted cash. Annual interest is based on the 12-month LIBOR rate at the inception of the loan, updated annually, plus 2.7%. The 12-month LIBOR applicable as at September 30, 2013 is 0.6527%.	7,761,153	7,761,153

Xi’an Xinxing Days Hotel & Suites Co., Ltd. (“Days Hotel”) (Note 19)
There are several loans from Days Hotel, including: $8,006,536 (RMB 49 million) due on December 31, 2013; $245,098 due on January 17, 2014 (RMB 1.5 million); $8,169,935 (RMB 50 million) due on November 13, 2014. All Days Hotel loans have an annual interest rate of 20%.	16,421,569	21,219,563

Changcheng Financing Company Limited
Due on November 8, 2014, annual interest rate is 19%, secured by an income producing property of Tsining.	4,901,961	4,815,332

Shanghai Xinying Fund, LLC (“Xinying”)
Annual interest is 9.6% and the effective annual interest rate is 27.16% due to related finance consulting fees (Note 18), secured by 100% ownership of Xinxing Construction’s shares and corporate guarantee from Tsining, Puhua, and the Company (Note 18), and is also subject to a consulting fee agreement (Note 18). The repayment schedule per agreement is as follows: December 1, 2013 - $1,633,987 (RMB 10 million); June 1, 2014 - $1,633,987 (RMB 10 million); August 10, 2014 - $19,607,843 (RMB 120 million).	22,875,817	24,076,660

Shenzhen Qianhai Dinghui Equity Investment Fund Partnership (“Dinghui”)
On March 22, 2013, the Company received $40,252,463 (RMB 250 million) from Dinghui to fund the pending acquisition of the land use right for the Company’s Golden Bay project and/or other construction. In connection with the loan, the Company transferred 49% of Fangzhou’s common shares to Dinghui in December 2012 as security for the loan. Dinghui will not participate in the decision making, operation and profit/loss sharing of Fangzhou. Once the land use right is obtained, the Company will use the common shares as a pledge for the loan and Dinghui will revert the transferred common shares of Fangzhou back to the Company. The loan is also guaranteed by the Company and the Company’s President. The loan is due on March 21, 2015 with an annual interest rate of 20%.	40,849,672	-

Bank of Communications
Due December 20, 2015, annual interest is 120% of People’s Bank of China prime rate (6.4%). The loan is secured by the Puhua Phase III project. The repayment schedule is as follows: June 20, 2014 - $1,633,987 (RMB 10 million); December 20, 2014 - $6,535,948 (RMB 40 million); June 20, 2015 - $8,169,935 (RMB 50 million); December 20, 2015 - $16,339,869 (RMB 100 million).	32,679,739	-

Bank of Xi’an, Weilai Branch
Due April 24, 2015, annual interest is 130% People’s Bank of China prime rate (6.4%). The loan is secured by a portion of the Puhua Phase II project. The repayment schedule is as follows: December 21, 2013 - $1,633,987 (RMB 10 million); June 21, 2014 - $4,901,961 (RMB 30 million); September 21, 2014 - $4,901,961 (RMB 30 million); December 21, 2014 - $8,169,935 (RMB 50 million); April 24, 2015, $11,437,908 (RMB 70 million). The loan is also subject to certain repayment requirements based on percentage of sales contracts signed over total estimated sales amounts of Puhua Phase II.	31,045,751	-
Total	$278,747,427	$174,749,368

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

The $36.8 million of restricted cash corresponding to a $30 million loan from Bank of Communications offshore Branch, the $32.7 million of restricted cash corresponding to a $31 million loan from Bank of China, Macau Branch, the $32.7 million of restricted cash corresponding to a $31.8 million loan from Bank of China, Singapore Branch, and $8.2 million of restricted cash corresponding to a $7.76 million loan from LUSO International Bank are of the same nature. These borrowings were incurred in Hong Kong to repay the mandatorily redeemable preferred shares of Prax. However, the majority of our cash resided in mainland China and to wire funds from mainland China to Hong Kong is subject to foreign exchange restrictions imposed by the PRC government. Thus, in order for us to repay our Hong Kong and overseas counterparties, we had to utilize the special lending facilities provided by major PRC banks and foreign financial institutions (i.e. JP Morgan and Bank of China) to allow us to borrow outside of mainland China using cash we have in mainland China as guarantees.

The loans payable balances were secured by certain of the Company’s real estate held for development or sale with a carrying value of $142,269,543 at September 30, 2013 (December 31, 2012 - $44,920,900) and certain buildings and income producing properties and improvements with a carrying value of $4,228,707 at September 30, 2013 (December 31, 2012 - $4,287,898). The weighted average interest rate on loans payable as at September 30, 2013 was 8.04% (December 31, 2012 - 7.1%).

The loans from Bank of Xi’an, Weilai Branch and China Construction Bank are subject to certain repayment terms based on certain percentage of units sold in Puhua Phase II and Park Plaza projects. Based on these repayment terms, Bank of Xi’an, Weilai Branch and China Construction Bank can demand repayment of all remaining balances outstanding at any time.

The principal repayment requirements for the following 5 years are as follows:

Due in 1 year	$124,218,954
1 – 2 years	108,188,604
2 – 3 years	46,339,869
3 – 4 years	-
4 – 5 years	-
After 5 years	-
$278,747,427

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

According to our 2013 business plan, the total cash inflow for the whole year will be approximately US$489 million (RMB 3.04 billion) and total cash outflow will be approximately US$420 million (RMB 2.61 billion) with a net cash inflow of approximately US$69 million (RMB 0.43 million). The cash inflow includes cash generated from sales and financing from banks and fund companies. Despite the trend of decreasing operating cash flows, we expect the operating cash flow of the Company will improve during 2013 with the sale of more Puhua project and Park Plaza units. Under the plan, the Company expects to incur new borrowings amounting to RMB 1.4 billion while repaying RMB 0.4 billion in loans. The plan was made at the beginning of the year and is adjusted throughout the year according to actual performance results. We can confirm that additional borrowings will not violate any of our debt covenants.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to the following market risks, including but not limited to:

General Real Estate Risk

There is a risk that the Company’s property values could go down due to general economic conditions, a weak market for real estate generally, or changing supply and demand. The Company’s property held for development and sale value, approximately $219 million at the end of September 30, 2013, may change due to market fluctuations. Currently, it is valued at our cost, which is significantly below the market value.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period coveredby this report were effective.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

* Filed herewith

‡ Furnished herewith

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

