Form 10-K/A
period 2012-12-31
China Housing & Land Development, Inc.
filed 2014-03-17
CIK 1303330

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

Explanatory Note

The Company is filing this Amendment No. 2 to the Original Filing ("Amendment No. 2") to include (a) the reissued report of MSCM for the December 31, 2011 comparative period, dated March 29, 2012, and MSCM's consent to the inclusion of same, and (b) MNP's updated report on the December 31, 2012 financial statements and the adjustments described in Note 2 that were applied to restate the December 31, 2011 and 2010 financial statements, and MNP's consent to the Company's inclusion of same.

Amendment No.2 relates entirely to the auditors' reports and consents thereon. Amendment No.2 does not contain any additional amendments to the financial statements on which the auditors' reports have been issued beyond those described in Note 2 of the financial statements as filed under Amendment No.1.

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
March 17, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China Housing & Land Development, Inc.

We have audited, before the effects of the adjustments described in Note 2, the accompanying consolidated balance sheet of China Housing & Land Development, Inc. (the “Company”) as of December 31, 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years ended December 31, 2011 and 2010 (the 2011 and 2010 consolidated financial statements before the effects of the adjustment described in Note 2 to the consolidated financial statements are not presented herein). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above, except for the effects of the adjustments described in Note 2, present fairly, in all material respects, the financial position of the Company as of December 31, 2011, and the results of its operations and its cash flows for each of the years ended December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments described in Note 2 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

Signed:“MSCM LLP”

MSCM LLP
Toronto, Canada
March 29, 2012

701 Evans Avenue, 8th Floor, Toronto ON M9C 1A3, Canada T (416) 626-6000 F (416) 626-8650 MSCM.CA

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

ITEM 15. EXHIBITS AND REPORTS ON FORM 10-K/A.

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

3.1	Articles of Incorporation (incorporated by reference to the exhibits to Registrants Form SB-2 filed on October 27, 2004).
3.2	Registrant’s By-Laws (incorporated by reference to the exhibits to Registrants Form SB-2 filed on October 27, 2004).
4.1	First Amendment to Securities Purchase Agreement between the Company and Investors dated June 11, 2010 incorporated by reference from exhibit 4.1 to Form 10-Q filed on August 12, 2010.
4.2	Form of Senior Secured Convertible Note Issued by the Company incorporated by reference from exhibit 4.2 to Form 10-Q filed on August 12, 2010.
4.3	Form of Stock Purchase Warrant Issued by the Company incorporated by reference from exhibit 4.3 to Form 10-Q filed on August 12, 2010.
10.1	Securities Purchase Agreement (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 30, 2008, File Number 001-34065).
10.2	Form of Convertible debt (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 30, 2008, File Number 001-34065).
10.3	Form of Warrant (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 30, 2008, File Number 001-34065).
10.4	Form of Pledge Agreement (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 30, 2008, File Number 001-34065).
10.5	Form of Registration Rights Agreement (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 30, 2008, File Number 001-34065).
10.6	Framework Agreement, dated November 5, 2008, by and between the Registrant and Prax Capital China Real Estate Fund I, Ltd. (incorporated by reference to the exhibits to the Registrant’s Form 10-K filed on March 25, 2009).
10.7	Deed of Guarantee, dated November 5, 2008, made by the Registrant in favor of Success Hill Investments Limited and Prax Capital Real Estate Holding Limited (incorporated by reference to the exhibit to Registrant’s Form 8-K filed on January 28, 2009).
10.8	Employment agreement with Pingji Lu (incorporated by reference to the exhibits to Registrant’s Form S-1 Amendment No 2 filed on July 14, 2008).
10.9	2007 Stock Incentive Plan (incorporated by reference to the exhibits to Registrant’s Form S-1 Amendment No 8 filed on November 5, 2009).
10.10	Equity Pledge Agreement, dated January 31, 2011 by and among the Company and the Pledgees (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 4, 2011).
10.11	Guarantee Agreement, dated January 31, 2011 by and among the Company and the Lenders (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 4, 2011).
10.12	Share Charge Deed, dated January 31, 2011 by and among Wayfast Holdings Limited (as Chargor) and the Lenders (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 4, 2011).
10.13	Financial Consultant Agreement, dated January 31, 2011 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 4, 2011).
10.14	Entrustment Loan Agreements #1, #2, #3 and #4, dated January 31, 2011 by and among a subsidiary of the Company and certain lenders (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 4, 2011).

10.15	Project Financing Agreement, dated January 31, 2011 by and among a subsidiary of the Company and the Lenders (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 4, 2011).
10.16	2010 Long-Term Incentive Plan (incorporated by reference to the exhibits to Registrant’s Information Statement on Schedule 14C filed on January 20, 2011).
10.17	Amendment No. 1 to the Equity Pledge Agreement, dated December 6, 2011 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 1, 2012)
10.18	Amendment No. 1 to Guarantee Agreement, dated December 6, 2011 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 1, 2012)
10.19	Amendment No. 1 to Share Charge Agreement, dated December 6, 2011(incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 1, 2012)
10.20	Entrustment Loan Agreement Supplemental Agreement, dated January 26, 2012 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 1, 2012)
1021	Entrustment Loan Agreement Supplemental Agreement, dated January 26, 2012 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 1, 2012)
10.22	Entrustment Loan Agreement Supplemental Agreement, dated January 26, 2012 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 1, 2012)
10.23	Entrustment Loan Agreement Supplemental Agreement, dated January 26, 2012 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 1, 2012)
10.24	Supplemental Agreement to the Project Financing Agreement, dated January 26, 2012 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 1, 2012)
10.25	Director service agreement for Andy Fong (Incorporated by reference to the exhibits to Registrant’s Form 10-K filed on April 1, 2013)
10.26	Director service agreement for Michael Marks (Incorporated by reference to the exhibits to Registrant’s Form 10-K filed on April 1, 2013)
10.27	Director service agreement for Yusheng Lin (Incorporated by reference to the exhibits to Registrant’s Form 10-K filed on April 1, 2013)
10.28	Director service agreement for Suiyin Gao (Incorporated by reference to the exhibits to Registrant’s Form 10-K filed on April 1, 2013)
10.29	Director service agreement for Albert Mclelland (Incorporated by reference to the exhibits to Registrant’s Form 10-K filed on April 1, 2013)
21.1*	List of subsidiaries.
23.1*	Consent of MNP LLP.
23.2*	Consent of MSCM LLP.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1+	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2+	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS +	XBRL Instance Document
101.SCH +	XBRL Taxonomy Extension Schema Document
101.CAL +	XBRL Taxonomy Extension Calculation Linkbase Document
101.EDF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB +	XBRL Taxonomy Extension Label Linkbase Document
101.PRE +	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

+Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

CHINA HOUSING AND LAND DEVELOPMENT, INC.

March 17, 2014	By:	/s/ Xiaohong Feng
Name: Xiaohong Feng
Title: Chief Executive Officer
(Principal Executive Officer)

March 17, 2014	By:	/s/ Cangsang Huang
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

SIGNATURE	TITLE	DATE

/s/ Pingji Lu	Chairman of the Board	March 17, 2014
Pingji Lu

/s/ Xiaohong Feng	Chief Executive Officer & Managing Director	March 17, 2014
Xiaohong Feng	(Principal Executive Officer)

/s/ Cangsang Huang	Chief Financial Officer	March 17, 2014
Cangsang Huang	(Principal Financial and Accounting Officer)

/s/ Albert S. McLelland	Independent Director	March 17, 2014
Albert S. McLelland

/s/ Mr. Yusheng Lin	Independent Director	March 17, 2014
Yusheng Lin

/s/ Heungsong Fong	Independent Director	March 17, 2014
Heungsong Fong

/s/ Mr. Suiyi Gao	Independent Director	March 17, 2014
Suiyi Gao

