Form 10-K
period 2013-12-31
China Housing & Land Development, Inc.
filed 2014-03-24
CIK 1303330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

86-29-82582638

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The number of shares of our common stock outstanding as of December 31, 2013, was 34,682,835 shares. The aggregate market value of the common stock held by non-affiliates (18,952,416 shares), based on the closing market price ($1.74 per share) of the common stock as of the last business day of the second quarter of 2013 was $32,977,204.

As of March 24, 2014 the number of shares of the registrant’s classes of common stock outstanding was 34,682,835.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

None	Not applicable

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

PART I

ITEM 1.  BUSINESS

OUR COMPANY

We are a leading residential developer with a focus on fast growing Tier II and Tier III cities in western China. We are dedicated to providing quality, affordable housing to middle class families. The majority of our customers are first time home buyers and first time up-graders, who, we believe, will benefit from China’s rapid gross domestic product (“GDP”) growth and the middle classes’ corresponding increase in purchasing power.

We commenced our operations in Xi’an in 1999 and have been considered one of the industry leaders and one of the largest private residential developers in the region. We have experienced significant growth in the past 14 years and have developed over 1.5 million square meters of residential projects. Through the utilization of modern design and technology, as well as a strict cost control systems, we are able to offer our customers high quality, cost-effective products. Most of our projects are designed by world-class architecture firms from the United States, Canada and Europe that have introduced advanced “eco” and “green” technologies into our projects.

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

We acquire our land reserves and development sites primarily from the local government, open-market auctions, acquisition of old factories from the government. We do not depend on a single method of land acquisition, which enables us to acquire land at reasonable costs and, generally enables us to generate higher returns from our developments. We intend to continue our expansion into other strategically selected cities in western China by leveraging our brand name and scalable business model.

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

Our Competitive Strengths

We believe we have the following competitive strengths that will enable us to compete effectively and to capitalize on the growth opportunities in our market:

Leading position in our market and industry

We are one of the largest private residential real estate developers in western China. We believe that we have strong design and sales capabilities as well as a well-regarded brand name in the region. Due to strong local project experience and long-term relationships with the central and local governments, we have been able to acquire significant land assets at reasonable cost, thereby providing a strong pipeline of potential future business and revenue over the next three to five years.

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

Greater access to financing through multiple channels

We enjoy multiple long-term relationships with a number of high quality Chinese banks and these relationships ensure timely access to capital. Our loan facilities are mainly used for development projects and the day to day operation of our business. Besides traditional banks, we also work with other financial institutions, such as trust companies and real estate funds to diversity our funding channels and risks.

Corporate History

We are a Nevada company and conduct substantially all of our business through our operating subsidiaries in China. We were incorporated in the state of Nevada on July 6, 2004, as Pacific Northwest Productions Inc. On May 5, 2006, we changed our name to China Housing & Land Development, Inc. Currently we own 8 operating subsidiaries, 3 Hong Kong Special Purpose Vehicles (“SPV”) and 3 British Virgin Island holding companies (“BVI”). The BVI companies and Hong Kong SPVs are used as holding companies.

On April 21, 2006, we acquired 100% of the shares of Xi’an Tsining Housing Development Co., Ltd (“Tsining”) through a share purchase agreement.

On March 9, 2007, we acquired 100% of the shares of Xi’an New Land Development Co., Ltd. (“New Land”).

On November 5, 2008, the Company and Prax Capital entered into a Joint Venture agreement to set up Puhua (Xi’an) Real Estate Development Co., Ltd (“Puhua”). On May 10, 2010, the Company signed an Amended and Restated Shareholders’ Agreement with Prax Capital which became effective on January 1, 2010. The Company was committed to redeeming Prax Capital’s investment. Thus, the Company acquired 100% ownership of Puhua in 2010.

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

Land Acquisition

To date, we have successfully acquiried land from many sources including open market auctions, co-development with local governments and through the acquisition of distressed assets, such as bankrupt factories. We have achieved this as a result of our long-term relationships with the central and local governments. We rarely engage in open bidding for land.

Planning & Design

We work with world class architecture firms for most of our projects and maintain an in-house design team to supplement projects with our significant local knowledge. We also deploy advanced cost control system and an enterprise resource planning systems, which enables us to monitor and analyze our construction costs and progress on a daily basis.

Construction

We acquired Xinxing Construction on October 1, 2010. Through ownership of our own construction arm, we can better guarantee our customers to receive high quality housing products. We can also enhance our cost control procedures in monitoring the construction process and thereby increase our margins. Furthermore, we can maintain our strong track record of providing quality products on-time.

Marketing & Pre-Sales

We initiate our pre-sales process once we finish foundation construction and receive the requisite pre-sales permits from the government – our sales efforts are partly outsourced to external professionals. Currently, we work with well-known sales agents, such as E-House and World Union Properties, which ranked number 1 and 2 in China, respectively. Pre-sales provide us with cash inflow and many of our projects become cash flow positive within nine months.

After Sales Service

We always follow-up with our customers after a sale to foster good and lasting relationships as well as to help secure future recommendations. We also have a wholly-owned property management company which performs integrated after-sales services, such as maintenance.

Corporate Information

In October 2012, we moved to a new office building located at 1008 Liuxue Road, Baqiao District, Xi’an, 710038, People’s Republic of China. Our telephone number at this address is (86-29) 8258-2638 and our fax number is (86-29) 8258-2640.

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

On the demand side, the Chinese central government took the following measures to reduce total demand in the real estate market: Since April 2010, the Chinese central government increased the mortgage rates for second home buyers to 110% of the benchmark rates and ceased approving third home mortgages. The down payments amount for second time home purchasers was also increased to up to 50% of the home cost. Further, though varied by city, most Tier I and Tier II cities forbade non -resident home purchases and resident third time home purchases in order to restrict speculation. In addition, a 20% capital gains tax will be collected for secondary housing transactions on real estate properties with a holding period of less than five years. A property tax was applied in Shanghai and Chongqing and will be expanded to cover more cities with large housing stocks.

On the supply side, according to the China Ministry of Land and Resources, land supply for residential development was planned to increase to 2000 million square meters during 2013, an increase of 15.9% compared with actual land supply in 2011. Social housing construction will accelerate to increase the housing supplies for first time home buyers.

Apart from adjusting supply and demand, the central government required local governments to take certain measures to prevent real estate average selling prices (ASP) from increasing too fast as compared to local GDP growth rates or local income growth rates.

During 2013, the Chinese real estate industry continued to be heavily influenced by government policies designed to create rational and healthy real estate industry growth.

Although heavily regulated, the Chinese real estate industry still has strong fundamentals.

Growth Drivers

Western China

We believe the residential real estate industry is well positioned to grow at comparable rates to economy growth for the next few years due to social, economic and government stimulus-related factors. Key growth drivers include the following:

•	“Go West” policy. The “Go West” policy encourages economic development in and population movement to western China, which includes 6 provinces, 5 autonomous regions and 1 municipality. These areas comprise 56% of mainland China’s land but only approximately 23% of its population. The policy was issued in 1999, and the plan is divided into 3 phases. Phase I (2001-2010) includes the development of infrastructure (transport, hydropower plants, energy, and telecommunications), enticement of foreign investment, increased ecological protection efforts (such as reforestation), promotion of education, and retention of talent that would otherwise flow to more affluent provinces. Based on improved infrastructure, strategic structuring, and system development from Phase I, Phase II (2011-2030) will foster specialized industry and further facilitate economic growth from industrialization and marketization, etc. Phase III (2031-2050) will further improve living standards for all the residents of western China, especially people in remote areas. As a result, significant foreign and domestic investments in Xi’an and throughout western China are set to support the growth of middle class incomes.

Source: China Statistic Year Book (all government data is based on calendar year)

•	Increasing Urbanization in China. The strong demand for residential properties is also driven, in part, by increasing urbanization. The urban population in China has grown significantly over the past 10 years, creating higher demand for housing in many cities. In 2013, China’s urbanization rate surpassed 52%, reaching 53.73%. The central government reiterated the importance of urbanization stimulation in early 2013. The table set forth below shows China’s urban population, total population and urbanization rates.
•	New urbanization trends of population to the West. The urbanization rate in Tier II cities is higher than the total population growth of China. Over 300 million urban new comers are expected to need housing in the next two decades. According to data from the Xi’an Statistical Bureau, in 2013 the population of Xi’an was 8.59 million, and the urbanization rate was 72.1%. The government predicts the population will increase to 10.7 million and the urbanization rate will reach 80% in 2020.

Source: National Bureau of Statistics.

•	China’s Rapidly Growing Middle-Class Population. China’s current population stands at over 1.3 billion and is expected to reach 1.4 billion by 2026. The middle-class is the fastest growing segment of the population with 130 million people in 2006 and is expected to grow to 500 million by 2026. The middle class is currently defined as house-holds with an annual income of between $6,000 and $25,000, with housing the number one expense category. Rapid urbanization and growth in consumer spending coupled with significant growth in disposable income per capita in urban areas (almost tripled from 2005 to 2012) and low levels of home ownership compared to western countries make the middle class a massive driver of the future growth in the Chinese real estate market.

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

There are significant differences distinguishing Tier I cities from Tier II and Tier III cities in China:

Tier I

A group of four cities, located near the East Coast of China, compose the group of Tier I cities: Beijing, Shanghai, Shenzhen, and Guangzhou. These cities are more urbanized and have higher GDPs per capita than Tier II and Tier III cities. The residential real estate prices in Tier I cities was skyrocketing and these price increases in these markets are the catalyst for many government policy changes. These cities have been targets of restrictive government policies.

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

Source: Bureau of Statistics of the above cities

Economic Developments

Rapid economic growth in eastern China has made Tier I cities more mature, making Tier II and Tier III cities a viable alternative for companies looking to reduce their costs. This has subsequently caused movement towards these Tier II and Tier III cities. Multinational corporations have been expanding out of mega cities along the east coast of China, into neighboring and inland cities. Intel, for example, opened a development center in Chengdu, while the Liberty Mutual Group, the U.S. insurance giant, has chosen Chongqing for its Chinese headquarters. Unilever relocated its Chinese headquarters from Shanghai to the neighboring province of Hefei due to the lower labor and land costs as well as the city’s strategic location.

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

Xi’an Real Estate Market

Strong fundamentals

During 2013, the GDP of Xi’an increased 11.1% to RMB 488.4 billion (US$79.4 billion). Average urban disposable income increased to RMB 33,100 (US$5,384), a real increase of 10.4% compared with that of 2012. Real estate investment in 2013 totaled RMB 159.6 billion (US$25.96 billion), an increase of 24.5%.

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

Source: NBS, Xi’an Bureau of Statistics, CEIC

2013Real estate market impacted by government policies

During 2013, the central government continued restrictive policies on the real estate market to tighten real estate market regulation. Most cities saw slower real estate investment, stable or reduced transaction volumes and average selling prices, and some cities even experienced reduced average selling prices. Through enforcement of affordable housing investment, the central government intended to restructure the real estate market in China.

As a Tier II city, Xi’an implemented all the restrictive policies required by the central government. In November of 2013, Xi’an’s local government put forward new fourteen regulations to strengthen the management of the pre-sale activities in Xi’an real estate market. However, compared with other tier I and tier II cities, Xi’an’s restrictive policies were characterized as fairly mild.

2013 Xi’an Market update

Overall, the restrictive policies resulted in lower transaction volumes during the year. According to E-House (China), Xi’an’s transaction volume reached 11.7 million square meters in 2013, representing a 1% decrease as compared with that of 2012. Average selling price increased by 1% to RMB 6,893 per square meter.

According to a Chinese Real Estate Investment Council’s (the “CRIC”) research report, the supply outpaced the demand in Xi’an’s real estate market in 2013. Generally, under rebounding demand and restrictive policies, Xi’an real estate market was stable in both transaction volume and average selling price.

2014 Xi’an Real Estate Market Outlook

We believe that these government policies will still play an important role in Xi’an’s real estate market. The central government will continue restrictive policies and tighten credit policies, but the local government will take certain measures to boost local GDP and local government fiscal revenue. Additionally, we saw customer hesitation created by government policies starting to decline with increased demand from first time home buyers. In general we believe the real estate market in Xi’an will be stable in 2014.

City of Ankang and Ankang Real Estate Market

Ankang city is located 260 kilometers to the south of Xi’an, has a population of over 2.6 million. Real Estate in Ankang is much less subject to restrictive policies compared with tier I and tier II cities. Real estate purchases in Ankang are mainly from first time home buyers. During 2013, the average selling price of real estate in Ankang was about RMB 4,584 (US$746) per square meter, compared with RMB 6,893 (US$1,138) in Xi’an. Given the lower cost of labor and materials, real estate development in Ankang could achieve around 20% gross margins, which is lower than the historical level as projects we have completed in Xi’an because of the low selling price in Ankang.

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

Xi’an Ziwei Development Company (Level 1) (“Ziwei”) is a state-owned enterprise that was established in 1999. This company has completed eight projects and has eight projects currently under development. Since Ziwei is controlled by the Xi’an High-Tech Zone Government, most of Ziwei’s developments are located in the northwest section of Xi’an city.

Our Projects

Projects Under Construction

Project Name	Type of Projects	Actual or Estimated Construction Period	Actual or Estimated Pre-sale Commencement Date	Total Site Area (m2 )	Total Gross Floor Area (m2 )	Sold GFA by December 31, 2013 (m2 )

Puhua Phase Two-East Region	Multi-Family residential & Commercial	Q2/2010 – Q3/2015	Q2/2010	38,447	119,311	23,814

Ankang Project	Multi-Family residential & Commercial	Q2/2012 - Q3/2015	Q4/2012	74,820	243,152	66,739

Park Plaza	Multi-Family residential & Commercial	Q1/2012 - Q2/2015	Q1/2013	44,250	107,060	46,441

Puhua Phase Three	Multi-Family residential & Commercial	Q2/2012 – Q3/2015	Q1/2013	30,600	129,049	66,149

Project name	Total Number of Units	Number of Units sold by December 31, 2013	Estimated Revenue ($ millions)	Contracted Revenue by December 31, 2013 ($ millions)	Recognized Revenue by December 31, 2013 ($ millions)

Puhua Phase Two-East Region	921	502	126.2	23.5	17.6

Ankang Project	2,121	486	206.3	32.5	18.1

Park Plaza	694	451	140.8	69.8	62.6

Puhua Phase Three	1,899	544	116.1	55.9	39.9

Puhua Phase Two-East Region: East Region consists of 8 residential buildings and 3 commercial buildings. Total estimated revenue of Puhua Phase Two – East Region is $126.2 million. Total GFA of the project is expected to reach 119,311 square meters. Puhua Phase Two – West Region was completed in the fourth quarter of 2012 and New Coast Line was completed in the fourth quarter of 2013.

Ankang Project: The Ankang project is located in Ankang city, which is approximately 260 kilometers south of Xi’an in China’s Shaanxi Province. The project consists of residential buildings and a commercial area. Construction started in the second quarter of 2012, and presales started in the fourth quarter of 2012, but because it did not meet revenue recognition criteria, we were unable to recognize any revenue until the first quarter of 2013. Total GFA of the project is expected to reach 243,152 square meters. Total projected revenue is estimated to be $206.3 million.

Park Plaza: In July 2009, the Company entered into a Letter of Intent to acquire 44,250 square meters of land in the center of Xi’an for the Park Plaza project. In March 2011, the Company officially acquired the land use right for Park Plaza. The Company intends to develop a large mid-upper income residential and commercial project on this site, with a gross floor area of 149,822 square meters. The four-year construction of Park Plaza started in the second quarter 2012. We have started revenue recognition since the first quarter of 2013. The total revenue from Park Plaza is estimated to be $140.8million.

Puhua Phase Three: Puhua Phase Three project covers 30,600 square meters with a total GFA of 128,918 square meters. We have started pre-sale of Puhua Phase Three during the first quarter of 2013 and started recognizing revenues based on the percentage of completion method.

Projects Under Planning and in Process

Project Name	Type of Projects	Estimated Construction Period	Estimated Pre-sale Commencement	Total Site Area (m2 )	Total GFA (m2)	Total Number of Units
Baqiao New Development Zone	Land Development	2009- 2020	N/A	N/A	N/A	N/A

Puhua Phase Four	Multi-Family residential & Commercial	Q3/2013 – Q2/2016	Q1/2014	61,087	263,833	N/A

Golden Bay	Multi-Family residential &Commercial	Q3/2013 – Q2/2015	Q3/2014	146,099	250,000	N/A

Textile City	Multi-Family residential & Commercial	Q3/2014 - Q3/2018	Q1/2015	433,014	630,000	N/A

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

Through our New Land subsidiary, we sold 31 acres to another developer in 2007 and generated about $24.41 million in revenue.

In 2008, we established a joint venture with Prax Capital Real Estate Holdings Limited (“Prax Capital”) to develop 79 acres within the Baqiao Project, which will be the first phase of the Baqiao Project’s development. Prax Capital invested $29.3 million in the joint venture. As of December 31, 2012, the Company has bought out Prax’s investment.

In December 2010, we signed a preliminary contract with the government disclosing our intention to acquire an additional 107 acre tract of land of Textile City. The Company has not acquired the land use right because the government is clearing the land and otherwise making the land sellable. It is common practice in China for the government to clear all the existing buildings and move all existing residences prior to selling a tract of land. However, because we signed the preliminary land acquisition agreement with the government, the Company has first priority to purchase the land. We estimate that we may obtain the land use rights for this piece of land during the second half of 2014.

In December 2013 and March 2014, the Company acquired the land of Golden Bay A and Golden Bay B projects, which were 17.5 and 17.1 acres, respectively.

After selling 31 acres, placing 79 acres in the Puhua project and 34.6 acres in the Golden Bay project and setting aside 29.7 acres for Textile City, approximately 313 acres remain available for the Company to develop in the Baqiao area. The Company has a $59.2 million deposit on land use rights as of December 31, 2013. The Company intends to utilize this deposit to offset the actual acquisition price of the land use rights of the 17.1 acres for Golden Bay B, the 29.7 acres for Textile City.

However, the actual acquisition price for these land use rights will be determined at the time of the actual land use right acquisition by negotiating with the government. The Company will pay for any additional amount in excess of the $59.2 million deposit according to the final bidding price.

Pursuant to an exclusive development right agreement, the government is obligated to sell the land to the Company.

Puhua Phase Four: Puhua Phase Four covers 61,087 square meters with a total GFA of 263,833 square meters. Construction started in the third quarter of 2013, and we expect to begin accepting pre-sale purchase agreements in the first quarter of 2014.

Golden Bay: The Golden Bay project is located within the Baqiao project, with a total GFA of 250,000 square meters. The Golden Bay project will consist of residential buildings as well as a commercial area. Construction was started in the third quarter of 2013, and we expect to begin accepting pre-sale purchase agreements in the third quarter of 2014. The Company has obtained the land use right from the government in December 2013 and March 2014. Total price of the land was RMB 420 million ($69.4 million).

Textile City: The Textile City project is located within the Baqiao New Development Zone. The project consists of residential buildings and a commercial area. The land will be obtained in the second half of 2014 and construction is expected to start in the fourth quarter of 2014, and the entire project will take five years.

Major Completed Projects with Units Available for Sale

Project name	Type of Projects	Completion Date	Total Site Area (m2 )	Total GFA (m2 )	Total Number of Units (a)	Number of Units sold by December 31, 2013 (a)

Puhua Phase Two-West Region	Multi-Family residential & Commercial	Q4/2012	53,595	100,450	666	657
Puhua Phase One	Multi-Family residential & Commercial	Q4/2012	47,600	137,137	858	843
JunJing III	Multi-Family residential & Commercial	Q4/2012	8,094	52,220	531	531
JunJing II Phase One	Multi-Family residential & Commercial	Q4/2009	39,524	142,214	1,215	1,211
JunJing I	Multi-Family residential & Commercial	Q3/2006	55,588	167,931	1,671	1,668

a.	The number of units here only include residential units and excludes commercial part and parking lot.

Puhua Phase One:Puhua Phase One is one of Puhua’s four phases. The project was completed in the fourth quarter of 2012. As of December 31 ,2013, we have recognized $110 million in revenue.

Puhua Phase Two – West Region and New Coastal Line: Puhua Phase Two – West Region consists of four buildings. The region was completed in the fourth quarter of 2012 and New Coast Line was completed in the fourth quarter of 2013. As of December 31, 2013, we have recognized $109.4 million in revenue.

Junjing III: Junjing III is located near our Junjing II project and the city expressway. It has a GFA of about 52,220 square meters. The project consists of three high rise buildings, each 28 to 30 stories high. The project is targeting middle to high income customers who require a high quality living environment and convenient transportation to the city center. We started construction during the fourth quarter of 2010 and pre-sales began during the fourth quarter of 2011. The project was completed in the fourth quarter of 2012. As of December 31, 2013, we have recognized $52.5 million in revenue.

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

Marketing

As of December 31, 2013, we maintain a marketing and sales force for our development projects with 24 professionals specializing in marketing and sales. We also train and use outside real estate agents to market and increase the public awareness of our products and our brand. However, we primarily let our own sales force represent our brand and our projects rather than rely on third-party brokers or agents as we believe our own dedicated sales representatives are better motivated to serve our customers and to control the pricing and selling expenses of our properties.

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

Governmental and environmental Regulations

To date, we have been compliant with all registrations and requirements for the issuance and maintenance of all licenses required by the applicable governing authorities in China. These licenses include:

•	“Qualification Certificate for Real Estate Development” authorized by the Shaanxi Construction Bureau, effective from April 3, 2013 to December 20, 2015. License No: JianKaiQi (2006) 603. The Company has applied for the renewal of the qualification and is waiting for the approval from the government and the Company is confident in obtaining the renewal. The housing and land development process is regulated by the Ministry of Construction and authorized by the local offices of the Ministry. Each development project must obtain the following licenses:

➢	“License for Construction Area Planning” and “License for Construction Project Planning”, authorized by Xi’an Bureau of Municipal Design; and

➢	“Building Permit” authorized by the Committee of Municipal and Rural Construction.

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

Employees

As of December 31, 2013, we had 677 employees.

We believe we have a good working relationship with our employees. We are not party to any collective bargaining agreements. At present, no significant change in our staffing is expected over the next 12 months. All employees are eligible for performance-based compensation.

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

From time to time, our development sites may experience strong winds, storms, flooding and earthquakes. Natural disasters could impede operations or damage infrastructure necessary to our construction projects and operations. The occurrence of natural disasters could adversely affect our business and the results of our operations, as well as our prospects and financial condition.

We are dependent on third-party subcontractors, manufacturers, and distributors for all construction services and the supply of construction materials, and a discontinued supply of such services and materials could adversely affect our construction projects.

The Company is dependent on third-party subcontractors, manufacturers, and distributors for all construction services and the supply of construction materials. Construction services or products purchased from the Company’s five largest subcontractors/suppliers accounted for 42% of the total purchases for the year ended December 31, 2013. A disruption in the supply of such services and materials will adversely affect our construction projects.

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

Risk Relating to the Residential Property Industry in China (Since commercial property is not our core business, we mainly focus on the risk relating to residential property)

Our global income and the dividends we receive from our PRC subsidiary may be subject to PRC tax under the PRC Enterprise Income Tax Law, which would have a material adverse effect on our results of operations.

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

As of March 21, 2014, our stock is quoted on the NASDAQ Stock Market and has a price of $2.22 per share.

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

Our properties are located in Xi’an, Shaanxi province in China.

The following states the area of our completed inventories.

Name of project	Location	Subsistence area (m2)
Tsining JunJing I	North Jinhua Road Xi’an City	2,535
Puhua Phase One	South Gongyuan Road of Xi’an City	7,890
Puhua Phase Two	South Gongyuan Road of Xi’an City	41,081
Tsining JunJing III	Dongzhan Road of Xi’an City	1,433
Total		52,939

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock has traded on the NASDAQ Capital Market under the symbol CHLN since May 16, 2008. The following table shows, for the periods indicated, the high and low trading prices of our common stock as reported by the National Quotation Bureau, Inc., from the first quarter of 2012 through December 31, 2013. Prior to May 16, 2008, our stock traded on the OTCBB market.

High & Low Stock Price	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2013
High	1.66	2.58	2.78	3.07
Low	1.24	1.54	1.63	1.84
2012
High	1.41	1.97	2.00	1.54
Low	1.03	1.41	1.22	1.07

As of December 31, 2013, there were approximately 143 shareholders on record of our common stock, excluding shareholders who have their shares held in street name (by their stock brokerage firms).

Dividends: We have not paid any dividends during the past two years.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below shows the equity compensation plan information as of December 31, 2013.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)(3)	491,103	1.39	5,559,598
Equity compensation plans not approved by security holders	Not applicable	Not Applicable	Not Applicable
Total	491,103	1.39	5,559,598

4

(1)	Represents shares of common stock available for issuance under our 2007 Stock Incentive Plan (the “2007 Plan”) and our 2010 Long Term Incentive Plan (the “2010 Plan”). For a description of the material items of the 2007 Plan, please see our registration statement on Form S-1/A filed with the SEC on November 5, 2009. For a description of the material items of the 2010 Plan, please see our Information Statement on Form 14C filed with the SEC on January 20, 2011.

(2)	Shares available for issuance under the 2010 Plan can be granted pursuant to stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock and any other stock-based award selected by the plan administrators. To date shares issued pursuant to the 2010 Plan have been issued as options and restricted stock.

(3)	Shares available for issuance under the 2007 Plan can be granted pursuant to restricted stock and to date all issuances under the 2007 Plan have been issued as restricted stock.

ITEM 6. SELECTED FINANCIAL DATA

Summary of operations

(US$ in thousands, except per share amounts)

	2013	2012

Total revenue	$190,035	$143,375
Cost of sales	146,209	102,781
Selling, general, and administrative expenses	16,969	16,415
Stock-based compensation	1,375	1,011
Financing expenses	7,317	557
Other expenses	400	123
Accretion expense on convertible debt	-	955

Net income	$11,755	$20,211

Net earning (loss) per common share - Basic	0.33	0.58
Net eraning (loss) per common share - Diluted	0.33	0.57

Financial data

(US$ in thousands, except per share amounts)

	2013	2012
Total assets	$619,493	$498,378
Total shareholders’ equity	137,323	119,612
Basic weighted average shares outstanding	35,128	34,955
Diluted weighted average shares	35,128	36,548

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

Effect of Change in Estimated Total Contract Sales and Costs

Revisions in estimated gross profit margins related to revenue recognized under the percentage of completion method are made in the period in which circumstances requiring the revisions become known. During 2013, real estate development projects with gross profits recognized in 2012 had changes in their estimated gross profit margins. As a result of these changes of gross profit, net income for the year ended December 31, 2013 decreased by $512,003 (2012 - increased by $347,706;) or basic and diluted earnings per share for the year ended December 31, 2013 increased by $0.015 and $0.015, respectively (2012 – increased by $0.01 and $0.01 in both basic and diluted earnings per share).

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

When real estate costs are determined to be impaired, they are written down to their estimated fair value less cost to sell. The Company evaluates the carrying value for impairment based on the undiscounted future cash flows of the assets. Write-downs of real estate costs deemed impaired would be recorded as adjustments to the cost basis. There has been no impairment on the real estate inventories and no impairment loss has been recorded for the years ended December 31, 2013 and 2012.

The following table summarizes the components of real estate inventories as of December 31, 2013 and December 31, 2012:

	2013	2012
Real estate projects completed and held for sale
JunJing I	$1,842,556	$2,065,376
JunJing II	-	175,326
Tsining 24G	-	45,370
Gangwan	9,839	19,117
Tsining Home IN	-	60,943
JunJing III	1,284,724	1,309,347
Puhua Phase I	7,128,395	9,205,681
Puhua Phase II - West Region and New Coastal Line	7,643,245	7,834,598
Real estate completed and held for sale	17,908,759	20,715,758

Real estate projects held for development
Puhua Phase II, III and IV	92,388,308	80,834,955
Park Plaza	72,536,513	77,765,333
Golden Bay	77,997,482	12,415,111
Jiyuan	21,835,276	16,500,575
Other	6,629,575	3,941,746
Construction materials	178,899	198,397
Real estate held for development	271,566,053	191,656,117

Total real estate held for development or sale	$289,474,812	$212,371,875

Intangible Assets

Intangible asset consists of the following as at December 31, 2013 and 2012:

	2013	2012
Development right acquired (a)	$53,345,648	$51,835,211
Land use right acquired (b)	8,878,924	8,627,525
Construction license acquired (c)	1,243,565	1,208,354
	63,468,137	61,671,090
Accumulated amortization	(21,014,664)	(7,188,838)
Intangible assets, net	$42,453,473	$54,482,252

(a)	The Company purchased the exclusive development right (the "Intangible") through the acquisition of New Land in 2007. The cost of the Intangible was $51.8 million (323 million RMB) based on the purchase price allocation determined. This Intangible allows the Company to develop projects within a specified area in the Baqiao District in Xi’an (the “Specified Area”) as defined in the Intangible agreement. This Specified Area is sub-divided into different land use rights (“LUR”). Under the Intangible agreement, the Company has preferential right to acquire LURs of land up to 487 acre within this Specified Area from the government. The development right will expire on June 30, 2016. We expect a renewal of the agreement due to the healthy relationship with the government. A substantial portion of the 487 acres are not expected to be fully developed until after the 2016 contract expiration date. The actual purchase price of the LURs to be acquired through the Intangible is also expected to be significantly lower than the fair market value of the LUR when traded in the open market.

The Company amortizes the Intangible when it acquires a LUR within the Specified Area and the amortization of the Intangible is determined by calculating the profit that the specific LUR may generate over the total estimated profit of the Intangible and applying this percentage to the Intangible. The gross margin in this case is just based on the assumption that the land is bought and sold directly, not including any other construction on the land. The Company records the amortized Intangible into real estate held for development or sale as a component of the cost of the related project and allocates it to each building based on the gross floor area ("GFA") of each building. When the units within the project are sold, the related capitalized amortization will be expensed as part of cost of real estate sales. This amortization policy ensures the amortization matches the realization of the economic benefit of the Intangible when the actual LUR is developed into condo projects and related revenue is recognized with the Company percentage of completion method.

The following table summarizes the information and assumptions used by the Company to amortize the Intangible at the time LURs were acquired. The table also includes forward looking information that may be used by the Company for future amortization when future LURs are obtained:

	2007	2009	2013		2014		2014
	Land Sale	Puhua	Golden Bay A		Golden Bay B		Textile City
Acre (gross)	31	79	17.5 (3)		17.1 (3)		29.7 (4)
Gross Profit* from Intangible Agreement (numerator – in millions)	$16.5	$63.7	$15.2 (3)		14.5 (3)		23.7 (4)

Total Estimated Gross Profit* (Denominator – in millions)	$701 (1)	$701 (1)	$133.6	(5)	$133.6	(5)	$133.6	(5)

Percentage	2.44% (1)	9.89% (2)	24.96% (5)		23.79% (5)		38.92% (5)

* Gross profit referred to the price difference between the estimated fair market value of the LUR and the estimated estimated preferred acquisition price.

* The Intangible’s economic benefits are consumed as the LURs are acquired and the bidding priority and preferred prices are realized. As such, we follow ASC 350-30-35-6 to amortize the Intangible by amortizing the Intangible in a way that considers the identification of the profit on each LUR, which is betweenthe preferred LUR acquisition price and market price of the LUR. The acquisition price and market price of the LURs are the function of the acreage of the LUR acquired, locations and trend of Xian surrounding land use right value. The overall profit from the Puhua project or any other future projects under the Intangible require additional work and conditions such as: construction licenses, goodwill in the real estate industry, planning and actual construction works. However, none of these are directly related to the realization of profit from the Intangible.

1)	When the Company entered into the New Land acquisition in March 2007, it was the Company’s intention to sell part of the land and retain the remaining portion for our own projects. We estimated the total cost and gross profit based on the then current market conditions and determined that the total estimated profit from utilizing the Intangible would be approximately $168.9 million. As a result of the dedication by the Xi’an government to develop the Baqiao District, the real estate price increased substantially. We were able to sell 31 acre of land at $28 million and realized a gross profit of approximately $16.5 million, representing about 58% gross margin. Based on the high margin that we were able to realize through the LUR sale, we revised our estimated gross profit from $168.9 million to $701 million at the 2007 year end. The gross profit from this land sale was calculated as 2.4% of the total estimated gross profit from the whole 487 acre project. $1.2 million (2.4%) of the Intangible was amortized through the Company’s consolidated statement of operations.

2)	During 2009, we acquired the LUR of a 79 acre parcel of land for the Puhua project for $46 million and the estimated fair market value was $109 million based on the $30 million invested by Praxfor the 25% interest in the Puhua project, although at that time we had only just acquired the LUR. The $63 million gross profit was determined as 9.25% of the total estimated gross profit at the time of Puhua LUR acquisition and $4.6 million (9.25%) of the Intangible was amortized and capitalized into real estate held for development or sale, specifically, the construction in progress (“CIP”) of Puhua. As revenue is recognized on the percentage of completion basis, the CIP (including the Amortized Intangible) is expensed through cost of real estate sales based on the same percentage of completion revenue recognition calculation.

In each of years 2010 through 2013, the Amortized Intangible that was included in the cost of real estate sales are as follows:

•	2010 – $461,819 (or 3.12 million RMB)

•	2011 – $547,876 (or 3.54 million RMB)

•	2012 – $645,264 (or 4.07 million RMB)
•	2013 – $602,581 (or 3.70 million RMB)

3)

In December 2013 and March 2014, the Company acquired the land of Golden Bay A and Golden Bay B projects, which were 17.5 and 17.1 acres, respectively. According to the market condition around this project, the gross profit margin, which is defined as the estimated profit divided by the fair value of the LUR, of the land of Golden Bay was determined as 30%. The gross profit of Golden Bay A and Golden Bay B was estimated to be $15.2 million and $14.5 million, respectively.

4)	In December 2010, we signed a preliminary contract with the government disclosing our intention to acquire an additional 107 acre tract of land of Textile City. We estimate that we may obtain the land use right for this piece of land during the second half of 2014. The estimated bidding price should be 10 percent higher than the price of Golden Bay because of the increase of market selling price. The gross profit margin of Textile City was determined as 20 percent because it is not located in a prime location like the Golden Bay project.

5)	After the acquisition of the land of Golden Bay and Textile City, there are still 313 acres available for the Company to develop in the Baqiao area. But since we don’t have specific plan on when this land will be available for purchase, we determined to amortize the remaining intangible asset to the Golden Bay and Textile City projects. The amortization schedule will be updated when any new project in this area arises. According to the gross profit margin of the Golden Bay and Textile City, the total gross profit of these two projects was determined to be $53 million. The total gross profit of the five pieces of land will be $133.6 million. The Company acquired part of Golden Bay A’s land use right and recorded amortization of $13,274,633 during fiscal 2013 and capitalized this amount in the real estate held for development or sale. The $13,274,633 amortization recorded was calculated by multiplying the original gross amount of $53 million of the development right by 24.96% which is the percentage of profit margin realized over the total expected profit margin to be realized.

Because the government has issued various policies to slow down the sale of land, we currently do not have specific development plans for the remaining 313 acre of land under the Intangible agreement. We will continue the discussion with the local government to locate potential projects. As part of our periodic reporting procedures, we review and update our estimates of total gross profit depending on the market conditions. Once we are able to secure a new project under the Intangible agreement, we will adjust the amortization table accordingly.

The Company also assesses impairment and has determined that the expected future profit from the exclusive right is still well above the carrying value and has concluded that no impairment has occurred.

(b)	The land use right was acquired through the acquisition of Suodi. The land use right certificate will expire in November 2048. The Company amortizes the land use right over 39 years starting from the date of acquisition. For the year ended December 31, 2013, the Company has recorded $224,185 (2012 - $218,480) amortization expense on land use right. The amortization was included in selling, general and administrative expenses. For the next five years, the Company will amortize approximately $220,000 annually on the land use right.

(c)	The construction license was acquired through the acquisition of Xinxing Construction. The construction license, which is subject to renewal every 5 years, is not amortized and has an indefinite estimated useful life because management believes it will be able to continuously renew the license in future years. The license is subject to renewal on January 1, 2016.

The Company evaluates its intangible asset for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Based on the discounted estimated future cash flows, the Company will record a write-down for impairments if the discounted cash flows are over the carrying value of the intangible asset.

No impairment write-down was recognized for December 31, 2013 and 2012.

Deposits on land use rights

	2013	2012

Deposits on land use rights	59,155,165	42,748,017

The deposits on land use rights are mainly for the land in Baqiao area, including Textile City textile city and Golden Bay B. The Company acquired the land of Golden Bay B in March, 2014. The deposits on land use rights after the acquisition of Golden Bay only includes the $16.5 million (RMB 100 million) for Textile City.

The Company conducts regular reviews of its deposits on land use rights. After review and assessment, the Company concluded that there were no significant decreases in market prices and therefore no impairment write-downs were required.

Income producing properties

The total rental income (cash inflow) from leasing the Tsining JunJing I commercial retail property was $0.8 million (RMB 5.1 million) during 2013 compared with $0.8 million (RMB 5.0 million) during 2012. Based on the $0.8 million (RMB 5.1 million) of net cash receipts in 2013, it will take the Company approximately 12.4 years to recover the $10.4 million (RMB 63) million carrying value of the asset. There was no cash outflow in connection with the maintenance and repair of the property. The annual amortization of this property is $0.5 million (RMB 3 million) (non-cash item) per year over 30 years.

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

During the fourth quarter of 2012, we sold 7,367 square meters of JunJing I commercial property for $14.9 million (RMB 94.3 million). The carrying value of the sold property was only $8.5 million (RMB 52.8 million). Therefore, we believe there is no impairment for the commercial property. The remaining commercial property has a GFA of 5,371 square meters, with a carrying value of $6.4 million (RMB 38.5 million). The market selling price of properties like TsiningJunJing I commercial retail property was much higher than its cost when we reclassified it from inventory to fixed assets. Thus, our assessment does not show any impairment to the carrying value of the property.

We are also generating income from other income producing properties.

Material trends and uncertainties that may impact our continuing operations

Changes in national and regional economic conditions, as well as local economic conditions where we conduct our operations and where prospective purchasers of our homes live, may result in more caution on the part of homebuyers and consequently fewer home purchases. According to E House (China) Real Estate Research Institute the average residential sale price in Xi’an city was stable in the fiscal year ended December 31, 2013. The average selling price of residential increased by 1% to RMB 6,893 (US$1,121) per square meter than 2012.

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

As of December 31, 2013, we had $21,320,071 of cash, compared to $6,121,448 as of December 31, 2012, an increase of $15,198,623.

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

CONSOLIDATED OPERATING RESULTS

Fiscal Year Ended December 31, 2013 Compared With 2012

Revenues

Our revenues are primarily derived from the sale of residential and commercial units in western China, mainly in Xi’an and the surrounding area. We also perform infrastructure work for the local government as well as preliminary land development projects.

The revenues from our real estate sales in the year ended December 31, 2013, increased 38% to $159.2 million from $115.3 million as compared to 2012. We believe the primary reasons for the increase were stable sales and increased revenue recognition due to higher percentage of completion. Our JunJing III project, Puhua Phase One and Phase Two projects continued serving as main revenue contributors during the year.

Revenues by project:	2013	2012
US$
Project Under Construction
Puhua Phase Two – East Region	13,097,087	13,947,456
Puhua Phase Three	39,854,198	-
Park Plaza	62,565,846	-
Ankang Project	18,148,162	-
Projects Completed
Puhua Phase Two – West Region and NCL (NCL under project under construction in 2012)	21,450,765	40,735,681
Junjing III	(125,247)	28,266,126
Puhua Phase One	3,136,488	27,295,509
Junjing II Phase Two	488,825	3,256,293
Junjing I	587,239	1,779,466
Other Projects	19,500	18,897
Revenues from the Sale of Properties	$159,222,863	115,299,428

The following table summarizes details of our most significant projects:

	2013	2012
US$
Project Under Construction
Puhua Phase Two – East Region contract sales	$14,024,668		$20,642,857
Revenue	$13,097,087		$13,947,456
Total gross floor area (GFA) available for sale	119,311		160,640
GFA sold during the period	12,819		23,229
Remaining GFA available for sale	95,497		125,847
Percentage of completion	83.2%		58.5%
Percentage GFA sold during the period	10.7%		14.4%
Percentage GFA sold to date	20%		21.7%
Average sales price per GFA	$1,094		$888

Puhua Phase Three contract sales	$55,969,912	$
Revenue	$39,854,198	$
Total gross floor area (GFA) available for sale	129,049
GFA sold during the period	66,753
Remaining GFA available for sale	62,296
Percentage of completion	65%			%
Percentage GFA sold during the period	52%			%
Percentage GFA sold to date	52%			%
Average sales price per GFA	$838	$

Park Plaza Phase I contract sales	$69,848,825	$
Revenue	$62,565,846	$
Total gross floor area (GFA) available for sale	107,060
GFA sold during the period	50,443
Remaining GFA available for sale	56,617
Percentage of completion	83.2%
Percentage GFA sold during the period	47.1%
Percentage GFA sold to date	47.1%
Average sales price per GFA	$1,385	$

Ankang Project contract sales	$32,452,191	$
Revenue	$18,148,162	$
Total gross floor area (GFA) available for sale	243,152
GFA sold during the period	52,493
Remaining GFA available for sale	190,659
Percentage of completion	41.4%
Percentage GFA sold during the period	22%
Percentage GFA sold to date	22%
Average sales price per GFA	$618	$

Revenues from projects under construction

Puhua Phase Two – East Region: consists of 12 middle-rise and high-rise buildings and Garden Houses with total expected revenues of approximately $126 million. During 2013, we secured $13,934,162 million contract sales and recognized $13,197,087 million revenue.

Puhua Phase Three: Puhua Phase Three project covers 30,600 square meters with a total GFA of 129,049 square meters. We started pre-sale of Puhua Phase Three during the first quarter of 2013. The contract revenue for Puhua Phase Three was $56 million as of December 31, 2013 and we recognized $39.9 million by the end of December 2013 based on the percentage of completion method. The Company started revenue recognition in the first quarter of 2013, so there was no revenue in 2012.

Park Plaza: In July 2009, the Company entered into a letter of intent to acquire 44,250 square meters of land in the center of Xi’an for the Park Plaza project. In March 2011, the Company officially acquired the land use right for Park Plaza. The Company intends to develop a large mid-upper income residential and commercial project on this site, with a GFA of 107,060 square meters. The four-year construction of Park Plaza started in the second quarter 2012. The contract revenue for Park Plaza was $70 million as of December 31, 2013, of which we recognized $62.6 million. The total revenue from Park Plaza is estimated to be $140.8 million. The Company just started the revenue recognition in the first quarter of 2013, so there was no revenue in 2012.

AnkangProject : The Ankang project is located in Ankang city, which is approximately 260 kilometers south of Xi’an in China’s Shaanxi Province. The project consists of residential buildings and a commercial area. Construction started in the second quarter of 2012 and presales started in the fourth quarter of 2012. Total projected revenue is estimated to be $206.3 million. Total GFA of the project is expected to reach 243,152 square meters. The Ankang project commenced revenue recognition for 6 residential buildings in the second quarter of 2013. The contract revenue for Ankang Project was $32.5 million as of December 31, 2013 and we have recognized $18.1 million in revenue. There was no revenue recognized in 2012.

Revenues from projects completed

During 2013, we recognized $25,557,570 in revenue from completed projects compared with $60,616,291 in the same period of 2012. The Company has higher revenue in 2012 is due to revenue from Puhua Phase One and JunJing III project which were just completed by the end of 2012. These two projects generated revenue of $55.6 million in 2012. The completed projects also included Tsining JunJing I, and JunJing II Phase One and Phase Two. Typically we hold and lease commercial units of completed projects to generate rental income.

Other Revenue

Other income includes property management fees, rental income, revenues from the disposal of fixed assets as well as government’s allowance for the equivalent cost of interest on the Company’s investments required to support infrastructure construction, continued river management and suburban planning for the entire Baqiao high-technology industrial park. We recognized $30.8 million in other income for the year ended December 31, 2013 compared with $28 million in 2012. The 10 percent decrease is detailed in the following table:

	2013	2012
Interest income (a)	$7,349,363	$160,597
Rental income	922,414	910,406
Income from property management services	3,937,088	4,209,386
Construction contract income	18,547,162	22,321,169
Miscellaneous income	55,867	473,643
Total	$30,811,894	$28,075,201

a.	Interest revenue was mainly generated from the deposits amount of $100.6 million we made for the USD loan from several banks ..

Cost of real estate sales

The cost of properties and land for the year ended December 31, 2013 increased 57.93 percent to $124.2 million compared with $78.6 million in the same period of 2012. The increase of cost is in line with the increase of sales and the increased price of construction cost.

Gross profit and profit margin

Gross profit for the year ended December 31, 2013 was $43.8 million, representing an increase of 7.96 percent from $40.6 million in the same period of 2012. The gross profit margin for the year ended December 31, 2013 was 23.1 percent compared with 28.3 percent in the same period of 2012.

The decrease of gross profit is mainly because the low margin of Park Plaza and Ankang project. The gross profit margin of Park plaza is only about 22 percent because of the high cost. The 24 percent gross profit margin of Ankang project is due to the low selling price. The average selling price of Ankang project in 2013 was only $650 (RMB 3995) per square meter which is much lower than Xi’an market.

Revisions in estimated gross profit margins related to revenue recognized under the percentage of completion method are made in the period in which circumstances requiring the revisions become known. During 2013, real estate development projects with gross profits recognized in 2012 had changes in their estimated gross profit margins. As a result of these changes in gross profit margins, net income for the year ended December 31, 2013 decreased by $512,003 (2012 - increased by $347,706;) or basic and diluted earnings per share for the year ended December 31, 2013 decreased by $0.015 and $0.015, respectively (2012 – increased by $0.01 and $0.01in both basic and diluted earnings per share).

Selling, general and administrative expenses

SG&A for the year ended December 31, 2013 increased 3.37 percent to $17 million from $16.4 million in the same period of 2012. The increase was primarily due to increased advertising and selling expenses during 2013 in connection with additional projects starting pre-sale, and increased employee salary expenses, which contributed to the higher administrative expenses. The ratio of SG&A to total revenues for the year decreased to 8.93% in 2013 from 11.45% in 2012.The decrease in the ratio of SG&A to total revenue was primarily due to the increase in revenue.

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

The Company also issued common stock to directors and managements compensates compensation for their services. The common stock was valued base on the closing price of the shares on the grant date.

Compensation expense for stock options and common stock issued is recognized over the vesting period. During the year ended December 31, 2013, compensation expense was $1,375,857 compared with $1,010,875 in the same period of 2012. The expense was recognized in the consolidated statements of income.

Other expenses

Other expenses consist mainly of late delivery settlements and maintenance costs and other miscellaneous expenses. Other expenses in the year ended December 31, 2013 increased 226.3 percent to $400,247 compared with $122,651 in the same period of 2012.

Loss (gain) from disposal of property and equipment

The loss from disposal of property was $1,107,212 in 2013 compared with a gain of $6,086,257 in 2012. During the year the Company sold part of its income producing properties with carrying value of $1,764,027 million to Days Hotel for $656,815 million and generated a loss of $1,107,212 million. These properties included some equipment room and parking that can only be used by Days Hotel. Thus, , a sale to another party was unlikely.Thereforethe Company decided to sell the properties to Days Hotel at a price lower than the book value. The gain in2012 was due to the sale of some commercial properties to third parties.

Financing expense

Interest expense for the year ended December 31, 2013 increased 1212 percent to $7.3 million from $0.6 million for the year ended December 31, 2012. The increase was primarily due to the interest paid to Bank of China, Macau Branch and Bank of China, Singapore branch for the U.S. dollars borrowed to redeem Prax Capital’s interest in Puhua during year 2011 and 2012. Interest expense on these loans was capitalized before the end of 2012. Since the Company repaid the loans to Prax, we started to expense the interest in 2013. In addition, only 50% of the interest incurred on the Dinghui loan for construction of the Golden Bay project can be capitalized to the project during the second and third quarter of 2013 because the Company acquired the land of Golden Bay in December.

Change in fair value of embedded derivative and warrant accretion expense on convertible debt

The Convertible Debt was fully repaid as of December 31, 2012. Therefore, there were no changes in fair value for embedded derivatives and no accretion expenses were incurred during 2013. The gain from the change in the fair value of embedded derivatives for the year ended December 31, 2013 was $nil compared with a gain of $330,628 in 2012.

All warrants expired during the 2012 fiscal year. As such, there were no changes in fair value of the warrants issued through the private placements in 2007 during 2013. The change in the fair value of the warrants resulted in a $4,162 gain for the year ended December 31, 2012.

Provision of income taxes

The provision for current income taxes for the year ended December 31, 2013 was $5.0 million compared with $7.9 million for the year ended December 31, 2012. The decrease was mainly due to the decrease in net income from business operations.

Net income

Net income for the year ended December 31, 2013 decreased 41.8 percent to $11.8 million from $20.2 million in the same period of 2012. The decrease of net income is mainly due to the increase of financing expenses and loss on disposal of properties which cause the reduction of net income.

Basic and diluted earnings per share (“EPS”) attributable to China Housing & Land Development, Inc.

Basic EPS attributable to China Housing & Land Development, Inc. was $0.33 for the year ended December 31, 2013, compared to $0.58 in the same period of 2012. Diluted EPS attributable to China Housing &Land Development, Inc. was $0.33 for the year ended December 31, 2012, compared to $0.57 for 2012. The number of shares outstanding did not change significantly from year to year.

Common shares used to calculate basic and diluted EPS attributable to China Housing & Land Development, Inc.

The weighted average shares outstanding used to calculate basic EPS attributable to China Housing & Land Development, Inc. was 35,127,877 shares in the year ended December 31, 2013 and 34,954,909 shares in the same period of 2012. The weighted average shares outstanding used to calculate the diluted EPS attributable to China Housing & Land Development, Inc. was 35,127,877 shares in the year ended December 31, 2013 and 36,548,485 shares for 2012. The increase of common shares wasdue to the issuance of shares to directors and management during 2013.

Foreign exchange

The Company operates in China and the functional currency is the Chinese Renminbi (“RMB”) but the reporting currency is the U.S. dollar, based on the exchange rates of the two currencies. The fluctuation of the exchange rate during 2013 and the same period of 2012, when translating the operating results and financial positions at different exchange rates, created the accrued gain (loss) on foreign exchange. The gain on foreign exchange for the year ended December 31, 2013 was $6,546,790, compared with a gain of $1,471,275 in 2012.

Cash flow discussion

There was a net cash inflow of $13,462,206 for the year ended December 31, 2013 compared with a cash outflow of $15,622,566 cash outflow during the same period of 2012.

The cash inflow amounts in financing activities increased to $87.4 million for the year ended December 31, 2013 compared to an outflow of $0.5 million in the same period of 2012. The increase was caused by the repayment of bank loans totaling $123.7 million during 2012 and repayment of convertible debts amounting to $9.6 million in the fourth quarter of 2012.

There was a cash outflow of $5.1 million from investing activities in 2013, compared with a cash outflow of $5.2 million for the same period of 2012. During 2013, we received $0.7 million from the sale of commercial property which was classified as property and equipment, and had $5.5 million in proceeds from sales of property and equipment during 2012. Purchase of property and equipment decreased from $10.7 million to $5.8 million because most of the investment on the new office building occurred in 2012.

There was a cash outflow of $68.8 million for operating activities in the year ended December 31, 2013 compared with a $9.8 million outflow in 2012. The difference is mainly due to the large payment of construction cost in 2013. Furthermore, the Company paid a RMB 160 million deposit for part of the land of Golden Bay project that caused the large cash outflow. Meanwhile, the Company paid large amount of accrued expenses balance in 2013 and advance from customers decreased.

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

The ratio of receivables to sales was 26 percent as of December 31, 2013 and 23 percent as of December 31, 2012. The change in ratio of receivables to sales does not represent the deterioration in the credit quality of our receivables or a change in our revenue recognition policies. In general, the Company does not recognize revenues until all permits including pre-sales permits are obtained. Other than the down payments made by customers upon the signing of the sales agreements, most of the balances from the sales are receivable through mortgage financings. Usually, the mortgage approval process ranges from two month to six months, depending on the bank’s credit limit and customer credit worthiness. Account receivables are determined by bank mortgage approval process. The longer the banks take to approve customer mortgages, the greater our account receivables are.

Debt leverage

Total debt consists of loans payable, loans from employees, convertible debt and mandatorily redeemable non-controlling interests in subsidiaries.

Total debt outstanding as of December 31, 2013 was $300.7 million compared with $202.6 million in 2012 which was due to the increase of loans from third parties.

Net debt outstanding (total debt less cash and cash equivalents and restricted cash) as of December 31, 2013 was $161.8 million compared with $85.9 million as of December 31, 2012. The Company’s net debt as a percentage of total capital (net debt plus shareholders’ equity) was 54 percent on December 31, 2013 and 41.7 percent on December 31, 2012. The increase of debt is due the new borrowing from loans from Dinghui, Bank of Communications and Bank of Xi’an, Weilai Branch.

Liquidity and capital resources

Our principal liquidity demands are based on the development of new properties, property acquisitions, and general corporate endeavors.

As of December 31, 2013, we had $21,320,071 of cash compared with $6,121,448 of cash as of December 31, 2012, an increase of $15.2 million. Our cash flow from financing activities provided $87.4 million for the year ended December 31, 2013 compared with an outflow of $0.5 million for the year ended December 31, 2012. Along with progress in projects, we expect to see positive cash inflows from these internally generated cash flows which can be used to fund part of our projects in the pipeline.

Our ordinary payments such as construction costs, selling and administration expenses are funded by payments and deposits from our real estate sales as well as financing, and our land acquisition costs are mainly funded through financing. The Company has several ongoing projects in 2014 including Ankang, Park Plaza, Puhua Phase Three, Puhua Phase Four and Golden Bay projects and we expect the deposits and payments from the pre-sales and sales of these projects will be a significant funding source for our operations and up-coming obligations. The Company also borrows from Days Hotel, our management employees, and some related and unrelated funding companies to fund our daily operations and other obligations. With the above arrangements, we will be able to meet all our financial obligations over the next 12 months.

The Company believes that the combination of present capital resources, internally generated funds, and unused financing sources are more than adequate to meet cash requirements for the year 2014.

We intend to meet our liquidity requirements, including capital expenditures related to the purchase of land for the development of our future projects, through cash flow provided by operations and additional funds raised by future financings. Upon acquiring land for future developments, we intend to raise funds to develop our projects by obtaining mortgage as well as equity financing mainly from local banking institutions with which we have done business in the past and fund companies. We believe that our relationships with these banks and fund companies are in good standing and that our real estate will secure the loans needed. We believe that adequate cash flows will be available to fund our operations.

According to our preliminary 2014 business plan which is subject to approval of the board, the total cash inflow for the whole year will be approximately US$450 million (RMB 2.77 billion) and total cash outflow will be approximately US$438 million (RMB 2.69 billion) with a net cash inflow of approximately US$12 million (RMB 77 million). The cash inflow includes cash generated from sales and financing from banks and fund companies. Despite the trend of decreasing operating cash flows, we expect the operating cash flow of the Company will improve during 2014 with the sale of more Puhua project and Park Plaza units and with the commencement of our Golden Bay project. Under the plan, the Company expects to incur new borrowings amounting to RMB 870 million while repaying RMB 995.5 million in loans. The plan was made at the beginning of the year and is adjusted throughout the year according to actual performance results. We can confirm that additional borrowings will not violate any of our debt covenants.

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

In connection with the loans borrowed from XinYing, the Company also signed a finance consulting agreement with XinYing whereby the Company is committed to pay consulting fees on a quarterly basis up to July 2015 for financing services provided.

Additionally, the Company had various commitments related to land use right acquisitions with unpaid balances of approximately $16.5 million. The balances are not due until the vendor removes the existing building on the land and changes the zoning status of the land use right certificate. Based on the current condition, the Company estimates that the balances will be paid in a year.

All future payments required under the various agreements are summarized below:

	Payment due by period
Commitments and Contingencies	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	After 5 years
Operating leases	$96,360	96,360	-	-	-	-	-
Consulting fees	4,194,679	2,576,936	1,617,743	-	-	-	-
Land use rights	16,518,823	16,518,823	-	-	-	-	-
Total	$20,809,862	19,192,119	1,617,743	-	-	-	-

Financial obligations

As of December 31, 2013, we had total bank loans of $274.9 million with a weighted average interest rate of 9 percent.

Our mortgage debt (total bank loans) is secured by the assets of the Company and corporate guarantee of Tsining, Puhua and the Company.

Loans payable

Loans payable represent amounts due to various banks and are due on demand or within three years. These loans generally can be renewed with the banks when they mature. Loans payable at December 31, 2013 and December 31, 2012 consisted of the following:

39

	2013	2012
Bank of Beijing
The Company signed an agreement for a line of credit of approximately $33.04 million (RMB 200 million). Originally due on November 30, 2014 with annual interest rate of 130% of People’s Bank of China prime rate. The loan was fully repaid in April 2013.	$-	$22,471,549

Construction Bank of China
Originally due on March 6, 2015, annual interest is People’s Bank of China prime rate plus 1%. The loan was secured by the Junjing III project and land use right. The loan was fully repaid during the first quarter of fiscal 2013.	-	1,605,111

Construction Bank of China
Annual interest is 105% of People’s Bank of China prime rate (6.15%). The loan is secured by the Park Plaza Phase I project and land use right. The repayment schedule is as follows: May 30, 2014 - $4,129,706 (RMB 25 million); November 30, 2014 - $6,607,529(RMB 40 million); May 30, 2015 - $6,607,529 (RMB 40 million); November 30, 2015, $9,911,294 (RMB 60 million), May 30, 2016, $1,651,882 (RMB 10 million). The loan is also subject to certain repayment requirements based on percentage of sales contracts signed over total estimated sales amount of Park Plaza Phase I.	28,907,941	-

Bank of China, Macau Branch
Originally due on December 16, 2013 and extended to December 16, 2015, annual interest is based on 3-month LIBOR (“LIBOR”) rate plus 2.5%. The 3-month LIBOR rate at December 31, 2013 was 0.2442% (2012 - 0.3095%), secured by $33,037,646 (RMB 200 million) of restricted cash.	31,000,000	31,000,000

Bank of Communication offshore branch
Due on November 13, 2015, annual rate is 2.9%, secured by $37,167,352 (RMB 225 million) of restricted cash.	30,000,000	30,000,000

Bank of China, Singapore Office
Due November 22, 2014, annual interest is based on 3-month LIBOR rate plus 1.55%. The 3-month LIBOR rate at December 31, 2013 was 0.2442% (2012 - 0.3095%), secured by $33,037,646 (RMB 200 million) of restricted cash.	31,800,000	31,800,000

LUSO International Bank The Company signed an agreement for a line of credit of $9.7 million with LUSO International Bank. The amount that can be withdrawn is limited to 97% of the restricted cash secured for the line of credit. The total amount will be due on March 27, 2015. As of December 31, 2013, the Company has drawn $7,761,153 from the line of $9.7 million which is 94% of $ 8,259,412 (RMB 50 million) restricted cash secured. Annual interest is based on the 12-month LIBOR rate plus 2.7%. The 12-month LIBOR rate at December 31, 2013 was 0.5795% (2012 - 0.3095%).	7,761,153	7,761,153

Xi’an Xinxing Days Hotel & Suites Co., Ltd. (“Days Hotel”)
There are several loans from Days Hotel, including: $1,651,882 (RMB 10 million) due on February 27, 2014 (repaid subsequent to year end); $8,094,223 (RMB 49 million) due on June 30, 2014; $1,651,882 (RMB 10 million) was originally due on February 27, 2014, and the Company extended the repayment date to October 20, 2014 subsequently; $8,259,412 (RMB 50 million) due on November 13, 2014; and $247,782 due on January 17, 2015 (RMB 1.5 million). All Days Hotel loans have an annual interest rate of 20%.	19,905,182	21,219,563

Shanghai XinYing Fund, LLC (“XinYing”)
Due August 7, 2014, annual interest is 9.6% and the effective annual interest rate is 27.16% due to related finance consulting fees, secured by 100% ownership of Xinxing Construction’s shares, corporate guarantee from Tsining, Puhua, and the Company (Note 24). The repayment schedule is as follows: June 1, 2014 - $1,651,882 (RMB 10 million); and August 7, 2014 – $19,822,588 (RMB 120 million).	21,474,470	24,076,660

Shenzhen Qianhai Dinghui Equity Investment Fund Partnership (“Dinghui”)
On March 22, 2013, the Company received $41,297,058 (RMB 250 million) from Dinghui to fund the pending acquisition of the land use right for the Company’s Golden Bay project and/or other construction. In connection with the loan, the Company transferred 49% of Fangzhou’s common shares to Dinghui in December 2012 as security for the loan. Dinghui will not participate in the decision making, operation and profit/loss sharing of Fangzhou. Once the land use right is obtained, the Company will use the land use right as a pledge for the loan and Dinghui will revert the transferred common shares of Fangzhou back to the Company. The loan is also guaranteed by the Company and the Company’s President. The loan is due on March 21, 2015 with an annual interest rate of 20%.	41,297,058	-

Bank of Communications
Annual interest is 120% of People’s Bank of China prime rate (6.15%). The loan is secured by a portion of the Puhua Phase III project and land use right. The repayment schedule is as follows: June 20, 2014 - $1,651,882 (RMB 10 million); December 20, 2014 - $6,607,529 (RMB 40 million); June 20, 2015 - $8,259,412 (RMB 50 million); and December 20, 2015 - $16,518,823 (RMB 100 million).	33,037,646	-

Changcheng Financing Company Limited Originally due on November 8, 2014, annual interest rate is 19%, secured by an income producing property of Tsining. The loan was repaid in November 2013, one year before the original due to. This is allowed under the original loan agreement.	-	4,815,332

Bank of Xi’an, Weilai Branch Annual interest is 130% People’s Bank of China prime rate (6.15%). The loan is secured by a portion of the Puhua Phase II project and land use right. The repayment schedule is as follows: June 21, 2014 - $4,955,647 (RMB 30 million); September 21, 2014 - $4,955,647 (RMB 30 million); December 21, 2014 - $8,259,412 (RMB 50 million); April 24, 2015 - $11,563,176 (RMB 70 million). The loan is also subject to certain repayment requirements based on percentage of sales contracts signed over total estimated sales amounts of Puhua Phase II.	29,733,882	-

Total	$274,917,332	$174,749,368

Except for the loans from Bank of China Macau Branch, Bank of China Singapore Branch and Bank of Communication offshore branch, which were drawn to repay mandatorily redeemable non-controlling interest in Subsidiaries and the loans from LUSO International Bank, which were drawn to repay convertible debt , all other loans were drawn to directly finance construction projects and the interest paid was capitalized and allocated to various real estate construction projects or expensed if the interest costs did not meet the capitalization criteria.

The $37.2 million of restricted cash corresponding to a $30 million loan from Bank of Communications offshore Branch, the $33.04 million of restricted cash corresponding to a $31 million loan from Bank of China, Macau Branch, the $33.04 million of restricted cash corresponding to a $31.8 million loan from Bank of China, Singapore Branch, and $8.3 million of restricted cash corresponding to a $7.76 million loan from LUSO International Bank. These borrowings were incurred in Hong Kong to repay the mandatorily redeemable preferred shares of Prax. However, the majority of the Company’s cash resided in mainland China and to wire funds from mainland China to Hong Kong is subject to foreign exchange restrictions imposed by the PRC government. Thus, in order for us to repay our Hong Kong and oversea counterparties, we had to utilize the special lending facilities provided by major PRC banks and foreign financial institutions (i.e. JP Morgan and Bank of China) to allow the Company to borrow outside of mainland China using cash we have in mainland China as guarantees.

The loans payable balances were secured by certain of the Company’s real estate held for development or sale and land use right with a carrying value of $151,078,309 at December 31, 2013 (2012 - $44,920,900).No buildings or income producing properties and improvements were pledged as at December 31, 2013 (2012- $4,287,898). The weighted average interest rate on loans payable as at December 31, 2013 was 8.7% (2012 – 7.1%).

The loans from Bank of Xi’an, Weilai Branch and Construction Bank of China are subject to certain repayment terms based on certain percentage of units sold in Puhua Phase II and Park Plaza projects. Based on these repayment terms, Bank of Xi’an, Weilai Branch and Construction Bank of China can demand repayment of all remaining balances outstanding at any time.

The principal repayment requirements over the following 2 years are as follows:

Due in 1 year	$139,833,104
1 – 2 years	135,084,228
$274,917,332

Liquidity expectation

The Company believes that the combination of present capital resources, internally generated funds, and unused financing sources are more than adequate to meet cash requirements for the year 2014.

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

ITEM 8 FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China Housing & Land Development, Inc., and subsidaries

We have audited the accompanying consolidated balance sheets of China Housing & Land Development, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of China Housing & Land Development, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Housing & Land Development, Inc. as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Signed:
MNP LLP Toronto, Canada March 24, 2014

CHINA HOUSING & LAND DEVELOPMENT, INC., AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31, 2013 and 2012

	2013	2012
ASSETS
Cash	$21,320,071	$6,121,448
Cash - restricted	117,534,900	110,576,248
Accounts receivable, net of allowance for doubtful accounts of $594,382 and $577,713, respectively	41,158,998	26,429,332
Construction in excess of billing	2,106,975	1,484,626
Other receivables, prepaid expenses and other assets, net	7,188,153	6,854,325
Real estate held for development or sale	289,474,812	212,371,875
Property and equipment, net	36,281,168	33,837,346
Advances to suppliers	697,823	1,363,817
Deposits on land use rights	59,155,165	42,748,017
Intangible assets, net	42,453,473	54,482,252
Goodwill	1,969,964	1,914,186
Deferred financing costs	151,585	194,162
Total assets	$619,493,087	$498,377,634
LIABILITIES
Accounts payable	$59,400,262	$55,142,928
Advances from customers	45,441,402	49,297,915
Accrued expenses	17,439,541	22,229,514
Income tax payable	24,534,095	19,865,906
Other taxes payable	7,139,870	3,861,158
Other payables	12,755,824	11,228,553
Loans from employees	25,759,453	27,868,785
Loans payable	274,917,332	174,749,368
Deferred tax liability	14,782,118	14,521,613
Total liabilities	482,169,897	378,765,740
SHAREHOLDERS' EQUITY
Common stock: $.001 par value, authorized 100,000,000 shares; issued 35,849,204 and 35,438,079, respectively	35,849	35,438
Additional paid in capital	51,347,620	49,972,174
Treasury stock at cost; 1,166,369 shares and 351,480 shares, respectively	(2,400,288)	(434,240)
Statutory reserves	11,535,242	9,903,457
Retained earnings	48,696,878	38,573,966
Accumulated other comprehensive income	28,107,889	21,561,099
Total shareholders' equity	137,323,190	119,611,894
Total liabilities and shareholders' equity	$619,493,087	$498,377,634

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC., AND SUBSIDIARIES

Consolidated Statements of Operations

For The Years Ended December 31, 2013 and 2012

	2013	2012
REVENUES
Real estate sales	$159,222,863	$115,299,428
Other revenue	30,811,894	28,075,201
Total revenues	190,034,757	143,374,629

COST OF REVENUES
Cost of real estate sales	124,152,403	78,612,305
Cost of other revenue	22,056,802	24,168,489
Total cost of revenues	146,209,205	102,780,794

Gross margin	43,825,552	40,593,835

OPERATING EXPENSES
Selling, general, and administrative expenses	16,968,686	16,415,255
Stock-based compensation	1,375,857	1,010,875
Other expenses	400,247	122,651
Financing expense	7,317,008	557,336
Accretion expense on convertible debt	-	954,979
Total operating expenses	26,061,798	19,061,096

CHANGE IN FAIR VALUE OF DERIVATIVES
Change in fair value of embedded derivatives	-	(330,628)
Change in fair value of warrants	-	(4,162)
Total change in fair value of derivatives	-	(334,790)

Loss (gain) from disposal of property and equipment	1,107,212	(6,086,257)
Income before provision for income taxes	16,656,542	27,953,786

Provision for current income taxes	5,039,240	7,910,373
Recovery of deferred taxes	(137,395)	(167,358)
Provision for income taxes	4,901,845	7,743,015

NET INCOME	$11,754,697	$20,210,771

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	35,127,877	34,954,909

Diluted	35,127,877	36,548,485

EARNINGS PER SHARE
Basic	$0.33	$0.58

Diluted	$0.33	$0.57

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC., AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

For The Years Ended December 31, 2013 and 2012

	2013	2012

NET INCOME	$11,754,697	$20,210,771

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	6,546,790	1,471,275
COMPREHENSIVE INCOME	$18,301,487	$21,682,046

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT INC., AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For The Years Ended December 31, 2013 and 2012

	December 31,	December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,754,697	$20,210,771
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Bad debt recovery	(164)	-
Depreciation	2,598,326	2,065,380
Stock-based compensation	1,375,857	1,010,875
Loss(gain) on disposal of property and equipment	1,107,212	(6,086,257)
Amortization of deferred financing costs	-	156,064
Amortization of intangible assets	13,498,819	218,480
Recovery of deferred taxes	(137,395)	(167,358)
Change in fair value of embedded derivatives	-	(330,628)
Change in fair value of warrants	-	(4,162)
Accretion expense on convertible debt	-	954,979
Accretion expense on mandatorily redeemable noncontrolling interests	-	(1,542,039)
(Increase) decrease in assets:
Accounts receivable	(13,637,800)	619,790
Construction in excess of billing	(574,056)	(1,481,534)
Other receivables, prepaid expenses and other assets, net	(468,501)	(5,061,576)
Real estate held for development or sale	(70,989,071)	(76,702,170)
Advances to suppliers	693,807	(454,840)
(Deposit) refund on land use rights	(15,071,133)	22,754,848
Increase (decrease) in liabilities:
Accounts payable	2,834,646	10,349,314
Advances from customers	(5,243,032)	(9,459,510)
Accrued expenses	(5,274,375)	22,144,899
Other payables	1,185,307	3,665,900
Income and other taxes payable	7,572,979	7,289,569
Net cash used inoperating activities	(68,773,877)	(9,849,205)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,793,142)	(10,723,887)
Proceeds from sale of property and equipment	654,321	5,480,530
Net cash used in investing activities	(5,138,821)	(5,243,357)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	(3,694,203)	(4,001,058)
Loans from banks	98,841,999	99,673,042
Loans from Days Hotel, Shanghai Xinying Fund LLC, Changcheng Financing Company Limited	46,269,017	51,538,584
Repayments on loans payable	(49,173,393)	(123,698,502)
Loans from employees	(2,902,615)	12,730,011
Repayment for mandatorily redeemable non-controlling interest in Subsidiaries	-	(27,112,369)
Repayment of convertible debt	-	(9,645,570)
Purchase of treasury stock	(1,966,047)	(14,142)
Net cash provided by (used in) financing activities	87,374,758	(530,004)

INCREASE (DECREASE) IN CASH	13,462,060	(15,622,566)

Effects on foreign currency exchange	1,736,563	(270,939)

Cash, beginning of year	6,121,448	22,014,953

Cash, end of year	$21,320,071	$6,121,448

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC., AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

For The Years Ended December 31, 2013 and 2012

							Accumulated
	Common Stock			Additional			other
	Shares	Par Value	Treasury stock	paid in capital	Statutory reserves	Retained Earnings	comprehensive income	Totals
BALANCE, December 31, 2011	35,078,639	$35,079	$(420,098)	$48,961,658	$7,857,612	$20,409,040	$20,089,824	$96,933,115
Options issued for stock-based compensation	-	-	-	388,658	-	-	-	388,658
Common stock issued for services	359,440	359	-	621,858	-	-	-	622,217
Repurchase of common stock	-	-	(14,142)	-	-	-	-	(14,142)
Net income	-	-	-	-	-	20,210,771	-	20,210,771
Adjustment to statutory reserve	-	-	-	-	2,045,845	(2,045,845)	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	1,471,275	1,471,275
BALANCE, December 31, 2012	35,438,079	35,438	(434,240)	49,972,174	9,903,457	38,573,966	21,561,099	119,611,894
Options issued for stock-based compensation	-	-	-	475,493	-	-	-	475,493
Common stock issued for services	411,125	411	-	899,953	-	-	-	900,364
Repurchase of common stock	-	-	(1,966,048)	-	-	-	-	(1,966,048)
Net income	-	-	-	-	-	11,754,697	-	11,754,697
Adjustment to statutory reserve	-	-	-	-	1,631,785	(1,631,785)	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	6,546,790	6,546,790
BALANCE, December 31, 2013	35,849,204	$35,849	$(2,400,288)	$51,347,620	$11,535,242	$48,696,878	$28,107,889	$137,323,190

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

The accompanying consolidated financial statements include the accounts of CHLN and its subsidiaries, Xi’an Tsining Housing Development Company Inc. (“Tsining”), Xi’an New Land Development Co. (“New Land”), Manstate Assets Management Limited (“Manstate”), Success Hill Investments Limited (“Success Hill”), Puhua (Xi’an) Real Estate Development Co., Ltd. (“Puhua”), Xi’an Xinxing Property Management Co., Ltd. (“Xinxing Property”), Suodi Co., Ltd. (“Suodi”), Shaanxi Xinxing Construction Co., Ltd. (“Xinxing Construction”), XinxingFangZhou Housing Development Co., Ltd. (“FangZhou”), Wayfast Holdings Limited (“Wayfast”), Clever Advance Limited (“Clever Advance”), Gracemind Holdings Limited (“Gracemind”), Treasure Asia Holdings Limited (“Treasure Asia”) and AnkangJiYuan Real Estate Development Co., Ltd. (“JiYuan”) (collectively, the “Subsidiaries”). Wayfast with its 100% subsidiary - Clever Advance and Gracemind with its 100% subsidiary - Treasure Asia were incorporated in March 2009 and they were inactive during the year ended December 31, 2013.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and changes in these estimates are recorded when known. Significant estimates made by management include: revenue recognition, estimated real estate project cost and revenue under the percentage of completion method, allowance for doubtful accounts, valuation of real estate held for development or sale, useful lives of property and equipment, amortization of intangible assets, fair value of intangible assets and goodwill, future cash flows associated with impairment testing for tangible and intangible assets and goodwill and income taxes.

Reporting Currency and Foreign Currency Translation

As of December 31, 2013, the accounts of CHLN are maintained in their functional currency which is U.S. dollars. Except for Successhill, whose functional currency is USD, the accounts of all other Subsidiaries are maintained in their functional currency, the Chinese Yuan Renminbi (“RMB”). The consolidated financial statements of the Company have been reported in United States (“U.S.”) dollars in accordance with the Standard on foreign currency translation. All assets and liabilities of the Subsidiaries (except Successhill) with RMB as functional currency are translated at the exchange rate on the balance sheet date, shareholders' equity is translated at the historical rates and the statements of income and cash flows are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under comprehensive income as a separate component of shareholders’ equity.

Note 2 – Summary of Significant Accounting Policies (continued)

Foreign exchange rates used:

	December 31, 2013	December 31, 2012
Period end RMB/U.S. Dollar exchange rate	6.0537	6.2301
Average RMB/U.S. Dollar exchange rate	6.1481	6.3084

Revenue Recognition

Real estate sales are reported in accordance with the provisions of the Standard “Accounting for Sales of Real Estate”. Revenue from the sales of real estate properties is recognized following the percentage of completion method on the sale of individual units when all the following criteria are met:

A.	Construction is beyond a preliminary state which is when the construction foundation has been completed and construction is above the ground.
B.	The buyer is committed to the extent of being unable to require a refund except for non-delivery of the units or interest. This occurs when the sales agreement has been signed and the customer has paid at least 20% of the purchase price.
C.	Sufficient units have already been sold to assure that the entire property will not revert to a rental property.
D.	Sales prices are collectible.
E.	Aggregate sales proceeds and costs can be reasonably estimated.

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

Significant judgments and estimates related to applying the percentage of completion method include the Company’s estimates of the time necessary to complete the project, the total expected revenue and the total expected costs. Fluctuations in sales prices and variances in costs from budgets could change the percentages of completion and affect the amount of revenue and costs recognized. Changes in total estimated project costs and estimated project revenues, if any, are recognized in the period in which they are determined. Amounts received from customers in excess of revenue recognized to date are classified as liabilities under advances from customers. Amounts received from customers less than revenue recognized to date are classified as assets under accounts receivables.

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

Note 2 – Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

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

Real estate held for development or sale includes the cost of land use rights and land improvements, predevelopment costs, direct construction costs and development costs, engineering costs, interest on indebtedness, real estate taxes, wages, insurance, construction overhead and indirect project costs. All costs are capitalized and accumulated by specific projects and allocated to residential and commercial units within the respective projects based on the area of the project. The construction and development costs are allocated using the specific identification method. Total estimated costs of multi-unit developments are allocated to individual units based upon the relative area method.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with maturities of three months or less when purchased.

Note 2 – Summary of Significant Accounting Policies (continued)

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

The second type of restricted cash is guaranteed deposits for the loans from foreign banks outside of China. The Company cannot withdraw or transfer this type of restricted cash until the restriction periods have expired and the loans have been repaid.

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

Note 2 – Summary of Significant Accounting Policies (continued)

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

Impairment of Long-lived Assets

The Company periodically evaluates the carrying value of long-lived assets in accordance with the Standard, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Losses on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced for the cost of disposal.

Deposits on Land Use Rights

Deposits on land use rights consist of deposits held by the PRC government to purchase land use rights in Xi’an Baqiao District and other projects currently planned.

Goodwill and Intangible Assets

The Company accounts for goodwill and intangible assets in accordance with the provisions of standard “Intangibles—Goodwill and Other”. Business acquisitions require the application of purchase accounting, which results in tangible and identifiable intangible assets and liabilities of the acquired entity being recorded at fair value. The difference between the purchase price and the fair value of net assets acquired is recorded as goodwill. The majority of the Company’s goodwill resulted from the acquisition of Xinxing Property in 2009 and the acquisition of Xinxing Construction in 2010. The intangible assets include a land use right acquired from the Suodi acquisition in 2010, a construction license resulting from the acquisition of Xinxing Construction in 2010, as well as a development right for 487 acres of land in Baqiao Park obtained from the acquisition of New Land in 2007.

The land use right for the Company’s own use is amortized over its estimated useful life of 39 years.

The construction license, which is subject to renewal every 5 years, is not amortized and has an indefinite estimated useful life.

Note 2 – Summary of Significant Accounting Policies (continued)

Goodwill and Intangible Assets (continued)

The amortization of the development right is based on the percentage of profit margin realized over the total expected profit margin to be realized from the 487 acres of land in the Baqiao project. The Company reviews its business plan for its 487 acres of land in Baqiao Park periodically and updates its assumptions based on the prevailing market prices and management’s judgment of the profit margins.  The method of amortization selected reflects the pattern over which the economic benefits of the intangible asset are realized. This method is intended to match the pattern of amortization with the income-generating capacity of the asset. The amortized development right is capitalized into the Company’s real estate held for development or sale and allocated to each building based on the gross floor area (“GFA”) of each building and expensed as cost of real estate sales through the Company’s percentage of completion revenue recognition method.

The Company is required to test goodwill and other intangible assets deemed to have indefinite useful lives for impairment annually at the reporting unit level or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. On January 1, 2012, the Company adopted the accounting standard update ASC 350, “Intangibles—Goodwill and Other” allowing the Company to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. The Company determines, based on a qualitative assessment, if it is more likely than not that the fair value of the reporting unit is less than its carrying amount in which case an impairment test will be performed. The impairment test compares the reporting unit’s carrying value to its fair value and, when appropriate, the carrying value of goodwill and other intangible assets is reduced to fair value.

Deferred Financing Costs

Debt issuance costs are capitalized as deferred financing costs and amortized on a straight-line basis over the term of the related debt. The amortization expense for the year ended December 31, 2013 was $Nil (2012 - $156,064). This amortization expense was included in financing expense.

Fair Value of Financial Instruments

The standard, “Disclosures about Fair Value of Financial Instruments”, defines financial instruments and requires fair value disclosures for those instruments. The standard, “Fair Value Measurements”, defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for cash, restricted cash, accounts receivable, other receivable, accounts payable, loans from employees, other payables and accrued expenses qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest. For the loans payable, the Company believes the carrying value of the loans payable approximates fair value as the interests rates are market rates.

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

Level 1	Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, listed equities and U.S. government treasury securities.

Note 2 – Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments (continued)

Level 2	Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as over the counter forwards, options and repurchase agreements; and

Level 3	Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value from the perspective of a market participant. Level 3 instruments include those that may be more structured or otherwise tailored to customers' needs. At each balance sheet date, the Company performs an analysis of all instruments subject to the standard and includes in Level 3 all of those whose fair value is based on significant unobservable inputs.

There were no assets or liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012.

Accounts Payable

Accounts payable consists of balances due to subcontractors and suppliers for the purchase of construction and other services.

Advances from Customers

Advances from customers represent payments made by customers less revenue recognized in accordance with the Company’s revenue recognition policy.

Other Payables

Other payables consist of balances for non-construction costs with unrelated companies and individuals. These amounts are unsecured, non-interest bearing and short-term in nature.

Advertising Costs

Advertising and sales promotion costs are expensed as incurred. Advertising costs for the year ended December 31, 2013 totalled $3,542,758 (2012 - $3,055,882) were included in selling, general, and administrative expenses in the consolidated statements of operations.

Warranty Costs

Generally, the Company provides all of its customers with a limited (half a year to 5 years) warranty period for defective workmanship. Any significant material defects are generally under warranty with the Company's construction contractors. Currently, the Company retains 5% of the total contract cost from the construction contractors for a period of one to five years after the completion of the construction. Such retention amounts will be used to pay for any repair expense incurred due to defects in the construction. Any excess amounts are expensed in the period when they occur. The Company has not historically incurred any significant litigation requiring additional specific reserves for its product offerings. As of December 31, 2013 and 2012, the Company did not recognize any warranty liability or incur any warranty costs in excess of the amount retained from construction contractors.

Note 2 – Summary of Significant Accounting Policies (continued)

Income Taxes

The Company utilizes the standard, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At December 31, 2013 and 2012 the significant accounting to tax difference was related to certain intangible assets and certain real estate held for development or sale that has no corresponding tax value.

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

The Company adopted the provisions of the interpretation, "Accounting for Uncertainty in Income Taxes”, on January 1, 2007. The Company did not have any material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing the interpretation. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax liability as a component of selling, general and administrative expense. As of December 31, 2013 and 2012, the Company did not have any accrued interest or penalties associated with any unrecognized tax rate differences from the federal statutory rate primarily due to non-deductible expenses, temporary differences and preferential tax treatment. No assessments of income taxes for the years ended December 31, 2013 and 2012 has been received by the Company.

Basic and Diluted Earnings Per Share

Earnings per share are calculated in accordance with the standard, “Earnings per Share”. Basic earnings per share are based upon the weighted average number of common shares outstanding. The computation of diluted earnings per share includes the estimated impact of the exercise of the outstanding warrants to purchase common stock using the treasury stock method and the potential shares of converted common stock associated with the convertible debt using the if-converted method.

Share-Based Compensation

The Company records stock-based compensation pursuant to the standard, “Share-Based Payments.” The Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes it as expense, net of estimated forfeitures, over the vesting or service period, as applicable, of the stock award using the straight-line method.

Comprehensive Income

Comprehensive income consists of net income and foreign currency translation gains and losses affecting shareholders' equity that, under GAAP, are excluded from net income.

Note 2 – Summary of Significant Accounting Policies (continued)

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
b.	Whose operating results are regularly reviewed by the Company’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance; and
c.	For which financial information regarding financial position, results of operations and cash flows are available.

Accounting Principles Recently Adopted

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the revised guidance, entities testing an indefinite-lived intangible asset for impairment have the option of performing a qualitative assessment before calculating the fair value of the asset. If entities determine, on the basis of qualitative factors, that the likelihood of the indefinite-lived intangible asset being impaired is below a “more likely than not” threshold (i.e., a likelihood of more than 50 percent), the entity would not need to calculate the fair value of the asset. The ASU does not revise the requirement to test indefinite-lived intangible assets annually for impairment and does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances. ASU 2012-02 was effective for the Company on January 1, 2013. The adoption of ASU 2012-02 had no material impact on the Company’s consolidated financial statements.

In October 2012, the FASB issued ASU No. 2012-04, “Technical Amendments and Corrections” (“ASU 2012-04”). The updates to current guidance make the codification easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarification. ASU 2012-04 was effective for the Company on January 1, 2013. The adoption of ASU 2012-04 had no material impact on the Company’s consolidated financial statements.

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”), which clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with ASU Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. ASU 2013-01 was effective for the Company on January 1, 2013. The adoption of ASU 2013-01 had no material impact on the Company’s consolidated financial statements.

Note 2 – Summary of Significant Accounting Policies (continued)

Accounting Principles Recently Adopted (continued)

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). This standard requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the accompanying notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, companies are required to cross-reference to other disclosures that provide additional detail on those amounts. ASU 2013-02 was effective prospectively for the Company on January 1, 2013. The adoption of this ASU had no material impact on the Company’s consolidated financial statements.

In December 2013, the FASB issue ASU 2013-12, “Definition of a Public Business Entity” (“ASU 2013-12”). This Update defines public business entity. The definition of a public business entity will be used in considering the scope of new financial guidance and will identify whether the guidance does or does not apply to public business entities. The definition excludes a not-for-profit entity within the scope of Topic 958 or an employee benefit plan within the scope of Topics 960 through 965 on plan accounting and does not affect existing requirements. Business entities that are within the scope of the Guide are those for which the Board and the PCC will consider potential financial accounting and reporting alternatives within GAAP. There is no actual effective date for the amendment in this Update. The adoption of ASU 2013-12 is not expected to have a material impact on the Company’s consolidated financial statements.

New Accounting Pronouncement Not Yet Adopted

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830) Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). ASU 2013-05 updates accounting guidance related to the application of consolidation guidance and foreign currency matters. This guidance resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. This guidance is effective for interim and annual periods beginning after December 15, 2013. The adoption of ASU 2013-05 is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). This guidance states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3- Restricted Cash

The following summarizes the restricted cash held by the Company:

	2013	2012

Banks’ security requirement in providing mortgage to home buyers	$5,622,246	$1,566,783
Guaranteed deposits for loans with foreign banks (Note 13)	111,502,057	108,344,970
Government regulatory fees	410,597	664,495
	$117,534,900	$110,576,248

Note 4 – Supplemental Disclosure of Cash Flow Information

Income taxes paid amounted to $1,368,676 and $1,962,010 for the years ended December 31, 2013 and 2012, respectively. Interest paid for the years ended December 31, 2013 and 2012 amounted to $33,963,759 and $13,256,327, respectively.

In fiscal 2012, the Company disposed of part of its JunJing I shopping mall which was recorded as part of property and equipment before the disposal. Receivable from the customer of $7,376,427 in connection with the disposal remains in accounts receivable as of December 31, 2012 and are excluded from proceeds from sale of property and equipment in the consolidated statements of cash flows.

In fiscal 2012, the Company disposed certain real estate held for development or sale and property with a book value of $1,871,433 (RMB 11,761,582) to settle $1,888,675 (RMB 12 million) loans from a third party vendor.

Note 5 – Real Estate Held for Development or Sale

The following summarizes the components of real estate inventories as at December 31, 2013 and 2012:

	2013	2012
Real estate projects completed and held for sale
JunJing I	$1,842,556	$2,065,376
JunJing II	-	175,326
Tsining 24G	-	45,370
Gangwan	9,839	19,117
Tsining Home IN	-	60,943
JunJing III	1,284,724	1,309,347
Puhua Phase I	7,128,395	9,205,681
Puhua Phase II - West Region and New Coastal Line	7,643,245	7,834,598
Real estate completed and held for sale	17,908,759	20,715,758

Real estate projects held for development
Puhua Phase II, III and IV	92,388,308	80,834,955
Park Plaza	72,536,513	77,765,333
Golden Bay	77,997,482	12,415,111
Jiyuan	21,835,276	16,500,575
Other	6,629,575	3,941,746
Construction materials	178,899	198,397
Real estate held for development	271,566,053	191,656,117

Total real estate held for development or sale	$289,474,812	$212,371,875

Note 5 – Real Estate Held for Development or Sale (continued)

The Company evaluates the carrying value of real estate held for development or sale for impairment based on the undiscounted future cash flows of real estate held for development or sale. Write-downs of real estate held for development or sale deemed impaired would be recorded as adjustments to the cost basis. No impairment loss was incurred or recorded for the years ended December 31, 2013 and 2012. No depreciation is provided for real estate held for development or sale.

For the year ended December 31, 2013, interest incurred by the Company was $32,877,927 (2012 - $16,802,386) and capitalized interest for the same period was $25,561,346 (2012 - $16,290,271).

Note 6 – Accounts Receivable

Accounts receivable consist of the following as at December 31, 2013 and 2012:

	2013	2012
Accounts receivable	$41,753,380	$27,007,045
Allowance for doubtful accounts	(594,382)	(577,713)
Accounts receivable, net	$41,158,998	$26,429,332

Note 7 – Other Receivables, Prepaid Expenses and Other Assets

Other receivables, prepaid expenses and other assets consist of the following as at December 31, 2013 and 2012:

	2013	2012
Government reimbursement for Tangdu project (a)	$208,159	$3,795,916
Interest receivable (b)	3,279,886	-
Other receivables (c)	2,524,387	1,289,958
Allowance for doubtful receivables	(150,000)	(145,753)
Prepaid expenses	1,280,996	415,368
Prepaid other tax expenses	44,725	1,498,836
Other receivables, prepaid expenses and other assets, net	$7,188,153	$6,854,325

(a)	The amount represents government reimbursement receivable in connection with the TangDu project land use right reacquired by the government.

(b)	Interest receivable represents interest income accrued on the restricted cash pledged as security for the loans obtained from Bank of Communications offshore branch, Bank of China Macau Brach, Bank of China Singapore branch and LUSO International Bank.

(c)	Other receivable mainly represents various deposits made to government agencies and/or utility companies as securities or guarantees during the project constructions. The amounts will be refunded when the projects are completed.

Note 8 — Property and Equipment

Property and equipment consists of the following as at December 31, 2013 and 2012:

	2013	2012
Income producing properties and improvements	$22,001,568	$19,577,784
Buildings and improvements	19,467,823	17,913,261
Electronic equipment	1,098,233	918,209
Vehicles	779,708	734,678
Computer software	332,879	319,012
Office furniture	969,933	863,132
Total	44,650,144	40,326,076
Accumulated depreciation	(8,368,976)	(6,488,730)
Property and equipment, net	$36,281,168	$33,837,346

Depreciation expense for the years ended December 31, 2013 and 2012 amounted to $2,598,326 and $2,065,380, respectively. Depreciation expense was included in selling, general and administrative expenses and cost of other revenue.

There were no impairments of its property and equipment as of December 31, 2013 and 2012.

Note 9 — Intangible Assets

Intangible assets consist of the following as at December 31, 2013 and 2012:

	2013	2012
Development right acquired (a)	$53,345,648	$51,835,211
Land use right acquired (b)	8,878,924	8,627,525
Construction license acquired (c)	1,243,565	1,208,354
	63,468,137	61,671,090
Accumulated amortization	(21,014,664)	(7,188,838)
Intangible assets, net	$42,453,473	$54,482,252

(a)	The development right for 487 acres of land in Baqiao Park was obtained from the acquisition of New Land in fiscal 2007. The intangible asset has a finite life. The development right will expire on June 30, 2016.

The Company acquired part of Golden Bay’s land use right and recorded amortization of $13,274,633 during fiscal 2013 and capitalized this amount in the real estate held for development or sale. There was no amortization on development right during fiscal 2012.

The $13,274,633 amortization recorded was calculated by multiply the $46,630,327 remaining carrying value of the development right immediately before 2013 amortization by 28.47%, the percentage of profit margin realized over the total expected profit margin to be realized.

Upon the acquisition of Puhua's land use right in 2009, the Company recorded a $4,665,592 amortization on the development right and capitalized the amount in the real estate held for development or sale. The capitalized amortization amount is expensed as part of the cost of real estate sales as Puhua recognizes its real estate sales revenues under the percentage of completion method. During the years ended December 31, 2013 and 2012, $602,581 and $645,264 of amortized development right capitalized in the Puhua project were expensed through cost of real estate sales, respectively.

Note 9 — Intangible Assets (continued)

(b)	The land use right was acquired through the acquisition of Suodi. The land use right certificate will expire in November 2048. The Company amortizes the land use right over 39 years starting from the date of acquisition. For the year ended December 31, 2013, the Company has recorded $224,185(2012 - $218,480) amortization expense on land use right. The amortization was included in selling, general and administrative expenses. For the next five years, the Company will amortize approximately $220,000 annually on the land use right.

(c)	The construction license was acquired through the acquisition of Xinxing Construction. The construction license, which is subject to renewal every 5 years, is not amortized and has an indefinite estimated useful life because management believes it will be able to continuously renew the license in future years. The license is subject to renewal on January 1, 2016.

No impairment write-down was recognized for December 31, 2013 and 2012 on the intangible assets.

Note 10 — Goodwill

The goodwill was recognized in connection with the acquisitions of Xinxing Property in fiscal 2009 and Xinxing Construction in fiscal 2010. No additional goodwill was recognized in fiscal 2013 and 2012. The following represents changes in goodwill during the years ended December 31, 2013 and 2012:

	2013	2012
Balance, beginning of year	$1,914,186	$1,894,782
Currency translation	55,778	19,404
Balance, end of year	$1,969,964	$1,914,186

No impairment was recognized for December 31, 2013and 2012.

Note 11 – Accrued Expenses

Accrued expenses consist of the following as of December 31, 2013 and 2012:

	2013	2012
Accrued expenses	$14,071,352	$19,521,717
Accrued interest	3,368,189	2,707,797
Total	$17,439,541	$22,229,514

Note 12 – Loans from Employees

The Company has borrowed monies from certain employees to fund the Company’s construction projects. These unsecured loans bear interest at 20% before June 2013 and 15% thereafter (2012 – 20%) per annum, are due on demand and are available to all employees.

Included in these loans are loans from the Company’s executives:

	2013	2012
President	$-	$1,637,213
Chief executive officer	-	160,511
Chief financial officer	660,753	963,066
Chief operating officer	1,220,741	642,044
	$1,881,494	$3,402,834

Note 13 – Loans Payable

Loans payable represent amounts due to various banks, related parties and private fund companies and are due within two years. These loans generally can be renewed with the banks when they mature. Loans payable at December 31, 2013 and 2012 consisted of the following:

	2013	2012
Bank of Beijing
The Company signed an agreement for a line of credit of approximately $33.04 million (RMB 200 million). Originally due on November 30, 2014 with annual interest rate of 130% of People’s Bank of China prime rate. The loan was fully repaid in April 2013.	$-	$22,471,549

Construction Bank of China
Originally due on March 6, 2015, annual interest is People’s Bank of China prime rate plus 1%. The loan was secured by the Junjing III project and land use right. The loan was fully repaid during the first quarter of fiscal 2013.	-	1,605,111

Construction Bank of China
Annual interest is 105% of People’s Bank of China prime rate (6.15%). The loan is secured by the Park Plaza Phase I project and land use right. The repayment schedule is as follows: May 30, 2014 - $4,129,706 (RMB 25 million); November 30, 2014 - $6,607,529(RMB 40 million); May 30, 2015 - $6,607,529 (RMB 40 million); November 30, 2015, $9,911,294 (RMB 60 million), May 30, 2016, $1,651,882 (RMB 10 million). The loan is also subject to certain repayment requirements based on percentage of sales contracts signed over total estimated sales amount of Park Plaza Phase I.	28,907,941	-

Bank of China, Macau Branch
Originally due on December 16, 2013 and extended to December 16, 2015, annual interest is based on 3-month LIBOR (“LIBOR”) rate plus 2.5%. The 3-month LIBOR rate at December 31, 2013 was 0.2442% (2012 - 0.3095%), secured by $33,037,646 (RMB 200 million) of restricted cash.	31,000,000	31,000,000

Bank of Communication offshore branch
Due on November 13, 2015, annual rate is 2.9%, secured by $37,167,352 (RMB 225 million) of restricted cash.	30,000,000	30,000,000

Bank of China, Singapore Office
Due November 22, 2014, annual interest is based on 3-month LIBOR rate plus 1.55%. The 3-month LIBOR rate at December 31, 2013 was 0.2442% (2012 - 0.3095%), secured by $33,037,646 (RMB 200 million) of restricted cash.	31,800,000	31,800,000

LUSO International Bank The Company signed an agreement for a line of credit of $9.7 million with LUSO International Bank. The amount that can be withdrawn is limited to 97% of the restricted cash secured for the line of credit. The total amount will be due on March 27, 2015. As of December 31, 2013, the Company has drawn $7,761,153 from the line of $9.7 million which is 94% of $ 8,259,412 (RMB 50 million) restricted cash secured. Annual interest is based on the 12-month LIBOR rate plus 2.7%. The 12-month LIBOR rate at December 31, 2013 was 0.5795% (2012 - 0.3095%).	7,761,153	7,761,153

Xi’an Xinxing Days Hotel & Suites Co., Ltd. (“Days Hotel”) (Note 25)
There are several loans from Days Hotel, including: $1,651,882 (RMB 10 million) due on February 27, 2014 (repaid subsequent to year end); $8,094,223 (RMB 49 million) due on June 30, 2014; $1,651,882 (RMB 10 million) was originally due on February 27, 2014, and the Company extended the repayment date to October 20, 2014 subsequently; $8,259,412 (RMB 50 million) due on November 13, 2014; and $247,782 due on January 17, 2015 (RMB 1.5 million). All Days Hotel loans have an annual interest rate of 20%.	19,905,182	21,219,563

Shanghai XinYing Fund, LLC (“XinYing”)
Due August 7, 2014, annual interest is 9.6% and the effective annual interest rate is 27.16% due to related finance consulting fees (note 24), secured by 100% ownership of Xinxing Construction’s shares, corporate guarantee from Tsining, Puhua, and the Company (Note 24). The repayment schedule is as follows: June 1, 2014 - $1,651,882 (RMB 10 million); and August 7, 2014 – $19,822,588 (RMB 120 million).	21,474,470	24,076,660

Shenzhen Qianhai Dinghui Equity Investment Fund Partnership (“Dinghui”)
On March 22, 2013, the Company received $41,297,058 (RMB 250 million) from Dinghui to fund the pending acquisition of the land use right for the Company’s Golden Bay project and/or other construction. In connection with the loan, the Company transferred 49% of Fangzhou’s common shares to Dinghui in December 2012 as security for the loan. Dinghui will not participate in the decision making, operation and profit/loss sharing of Fangzhou. Once the land use right is obtained, the Company will use the land use right as a pledge for the loan and Dinghui will revert the transferred common shares of Fangzhou back to the Company. The loan is also guaranteed by the Company and the Company’s President. The loan is due on March 21, 2015 with an annual interest rate of 20%.	41,297,058	-

Bank of Communications
Annual interest is 120% of People’s Bank of China prime rate (6.15%). The loan is secured by a portion of the Puhua Phase III project and land use right. The repayment schedule is as follows: June 20, 2014 - $1,651,882 (RMB 10 million); December 20, 2014 - $6,607,529 (RMB 40 million); June 20, 2015 - $8,259,412 (RMB 50 million); and December 20, 2015 - $16,518,823 (RMB 100 million).	33,037,646	-

Changcheng Financing Company Limited Originally due on November 8, 2014, annual interest rate is 19%, secured by an income producing property of Tsining. The loan was repaid in November 2013, one year before the original due to. This is allowed under the original loan agreement.	-	4,815,332

Bank of Xi’an, Weilai Branch Annual interest is 130% People’s Bank of China prime rate (6.15%). The loan is secured by a portion of the Puhua Phase II project and land use right. The repayment schedule is as follows: June 21, 2014 - $4,955,647 (RMB 30 million); September 21, 2014 - $4,955,647 (RMB 30 million); December 21, 2014 - $8,259,412 (RMB 50 million); April 24, 2015 - $11,563,176 (RMB 70 million). The loan is also subject to certain repayment requirements based on percentage of sales contracts signed over total estimated sales amounts of Puhua Phase II.	29,733,882	-

Total	$274,917,332	$174,749,368

Note 13 – Loans Payable

Except for the loans from Bank of China Macau Branch, Bank of China Singapore Branch and Bank of Communication offshore branch, which were drawn to repay mandatorily redeemable non-controlling interest in Subsidiaries (Note 15) and the loans from LUSO International Bank, which were drawn to repay convertible debt (Note 14), all other loans were drawn to directly finance construction projects and the interest paid was capitalized and allocated to various real estate construction projects or expensed if the interest costs did not meet the capitalization criteria.

The $37.2 million of restricted cash corresponding to a $30 million loan from Bank of Communications offshore Branch, the $33.04 million of restricted cash corresponding to a $31 million loan from Bank of China, Macau Branch, the $33.04 million of restricted cash corresponding to a $31.8 million loan from Bank of China, Singapore Branch, and $8.3 million of restricted cash corresponding to a $7.76 million loan from LUSO International Bank. These borrowings were incurred in Hong Kong to repay the mandatorily redeemable preferred shares of Prax. However, the majority of the Company’s cash resided in mainland China and to wire funds from mainland China to Hong Kong is subject to foreign exchange restrictions imposed by the PRC government. Thus, in order for us to repay our Hong Kong and oversea counterparties, we had to utilize the special lending facilities provided by major PRC banks and foreign financial institutions (i.e. JP Morgan and Bank of China) to allow the Company to borrow outside of mainland China using cash we have in mainland China as guarantees.

The loans payable balances were secured by certain of the Company’s real estate held for development or sale and land use right with a carrying value of $151,078,309 at December 31, 2013 (2012 - $44,920,900).No buildings orincome producing properties and improvements were pledged as at December 31, 2013 (2012- $4,287,898). The weighted average interest rate on loans payable as at December 31, 2013 was 8.7% (2012 – 7.1%).

The loans from Bank of Xi’an, Weilai Branch and Construction Bank of China are subject to certain repayment terms based on certain percentage of units sold in Puhua Phase II and Park Plaza projects. Based on these repayment terms, Bank of Xi’an, Weilai Branch and Construction Bank of China can demand repayment of all remaining balances outstanding at any time.

The principal repayment requirements over the following 2 years are as follows:

Due in 1 year	$139,833,104
1 – 2 years	135,084,228
$274,917,332

Note 14 – Convertible Debt

On January 28, 2008, the Company issued Senior Secured Convertible Debt originally due in 2013 (the “Convertible Debt”) and warrants to subscribe for common shares for an aggregate purchase price of $20 million. Both the warrant and embedded conversion option associated with the Convertible Debt met the definition of a derivative instrument according to the standard “Accounting for Derivative Instruments and Hedging Activities”. Because the warrant and the convertible debt were denominated in U.S. dollars but CHLN’s functional currency is the Chinese RMB in 2008, the exemption from derivative instrument accounting provided by the standard was not available and therefore the warrant and embedded conversion option were recorded as a derivative liability instrument and periodically marked-to-market.

The Convertible Debt was fully repaid as at December 31, 2012. Therefore, for the year ended December 31, 2013, there were no changes in fair value for the warrants and embedded derivatives recorded. For year ended December 31, 2012, the Company recorded decreases in fair value for the warrants and embedded derivatives of $3,102 and $330,628, respectively.

The carrying value of the Convertible Debt was accreted to its stated amount on maturity using the effective interest method. The effective interest rate was determined to be 15.42%. The Company repaid all the Convertible Debt during 2012. Related interest and accretion costs for the year ended December 31, 2013 were $Nil and $Nil, respectively (2012 - $528,354 and $954,979).

Note 15 – Mandatorily redeemable non-controlling interests in Subsidiaries

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

As Prax’s interest in the consolidated subsidiaries met the definition of a mandatorily redeemable financial instrument, it was reported within liabilities as mandatorily redeemable non-controlling interests in subsidiaries of the Company’s consolidated balance sheets and initially measured at the fair value of cash that would be due and payable to Prax under the Amended and Restated Shareholders Agreement over a three-year period.

The Company repaid the mandatorily redeemable non-controlling interests in full as at December 31, 2012.

The Company recorded accretion cost on the mandatorily redeemable non-controlling interest using the effective interest method based on an effective interest rate of 5.85%. The related accretion cost incurred for the year ended December 31, 2013 was $Nil (2012 - $1,542,039) and was capitalized in real estate construction in progress.

Note 16 - Income Taxes

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

Reconciliation of income tax expense to the amount computed by applying the current statutory tax rate to income before income taxes is as follows:

	2013	2012
Income before provision for income taxes	$16,656,542	$27,953,786
U.S. statutory rate of 34%	$5,663,224	$9,504,287

Non-taxable income (non-deductible expense)	467,668	554,563
Foreign income not subject to tax rate in U.S.	(6,171,696)	(10,246,824)

Foreign income taxed at 25%	4,171,053	7,256,244
Foreign non-deductible expenses	326,433	101,092
Expiration of foreign loss carryforward	645,213	-
Change in valuation allowance	(200,050)	573,653
Provision for income taxes	$4,901,845	$7,743,015

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities as of December 31, 2013and 2012are as follows:

	2013	2012
Deferred tax assets
Non-capital losses	$4,077,861	$4,277,912
Valuation allowance	(4,077,861)	(4,277,912)
Net deferred tax assets	$-	$-

Deferred tax liabilities
Temporary difference related to certain real estate held for development or sale	$835,058	$835,058
Temporary difference related to intangible assets	11,565,169	11,327,507
Temporary difference related to Xinxing Construction properties and construction license	775,485	753,528
Temporary difference related to Suodi land use right	1,606,406	1,605,520
Net deferred tax liabilities	$14,782,118	$14,521,613

As at December 31, 2013, the Company had PRC subsidiaries that were in loss positions and had net operating loss carry forwards of approximately $2,553,072 that begin to expire in 2014. The Company also has a U.S. net operating loss carry forward of approximately $1,524,789 from CHLN, which will begin to expire in 2016.

Note 17 – Shareholders' Equity

Common stock

1.	On March 21, 2012, the Company issued 19,440 shares of common stock valued at $27,217 based on the closing price of the shares on the same date to compensate for services provided by the independent directors.

2.	On May 29, 2012, the Company issued 340,000 shares of common stock as fiscal 2012 compensation to the senior executives including the Chairman, Chief Executive Officer, Chief Financial Officer and Chief Operation Officer. The shares were valued at $595,000 based on the closing price of the shares on the same date.

3.	On May 27, 2013, the Company issued 411,125 shares of common stock to compensate for services provided by all the directors. The shares were valued at $900,364 based on the share price on the grant date.

Note 17 – Shareholders' Equity (continued)

Warrants

Pursuant to accounting guidance, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”, the warrants issued contain a provision permitting the holder to demand payment based on a valuation in certain circumstances. Therefore, the Company recorded the warrants issued through private placements in 2007 as a liability at their fair value on the date of grant and then revalued them at each reporting date using the Cox-Ross-Rubinstein (“CRR”) Binomial Lattice Model.

The gain from the change in fair value of the warrants issued through private placements in 2007 for the year ended December 31, 2013 was $Nil (2012 – gain of $1,060).

Including the fair value of warrants associated with the convertible debenture (Note 14), the total warrant liability as at December 31, 2013 was $Nil (December 31, 2012 - $Nil). The total gain from the change in fair value of warrants for the year ended December 31, 2013 was $Nil (2012 – gain of $4,162).

There were no warrants outstanding as of December 31, 2013 and 2012.

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

The following table provides information with respect to stock option transactions:

	Number of Stock Options Outstanding	Weighted Average Exercise Price
December 31, 2011	1,227,755	$1.39
Forfeited	(368,326)	1.39
December 31, 2012	859,429	1.39
Forfeited	(368,326)	1.39
December 31, 2013	491,103	$1.39

The following summarizes the weighted-average information about the outstanding stock options as at December 31, 2013:

Outstanding Stock Options
Exercise Price	Number	Average Remaining Contractual Life
$1.39	491,103	7.46 years

As of December 31, 2013, 736,652 options are vested. However, the options are not exercisable because the performance conditions of the stock options were not met.

Note 17 – Shareholders' Equity (continued)

Stock-Based Compensation

The 1,227,755 stock options granted on June 13, 2011 had an estimated fair value of $1,316,911 for an average value of $1.04 to $1.10 per stock option using the CRR option pricing model with the following key assumptions:

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

The Company did not believe any of the options would be forfeited because most of the stock options were granted to long-term employees and officers. In addition, since the performance condition was set at a reasonably achievable level, the Company believed 100% of the performance conditions could be met at the time of grant.

Compensation expense for stock options is recognized over the vesting period. For the year ended December 31, 2013, compensation expense of $475,493 (2012 - $388,658) was recognized in the consolidated statements of income.

In addition, the Company also grants shares to various directors or executives for services provided. The common stock granted was valued based on the closing price of the shares on the grant date. The fair value of the shares was recognized as stock-based compensation in the consolidated statements of income. For the year ended December 31, 2013, the Company recorded $900,364 of such stock-based compensation (2012 - $622,217).

Treasury Stock

The Company approved a plan to repurchase up to $5 million of the Company’s common stock. The repurchase will be made from time to time at prevailing market prices, through open market purchases. There is no guarantee as to the exact number of shares that will be repurchased by the Company and the Company may discontinue purchases at any time when the Board of Directors determines additional repurchases are not warranted. The repurchase program will continue until $5 million common stock is repurchased.

During 2013, the Company repurchased 814,889 shares at an average price of $2.36 and the total cost of $1,966,048 was recorded as treasury stock.

During 2012, the Company repurchased 13,680 shares at an average price of $1.03 and the total cost of $14,142 was recorded as treasury stock.

During 2011, the Company repurchased 337,800 shares at an average price of $1.22 and the total cost of $420,098 was recorded as treasury stock.

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

Total registered capital of all the PRC subsidiaries at December 31, 2013 is approximately $104.5 million (2012 - $98.3 million). For the year ended December 31, 2013, the Company appropriated $1,631,785 (2012 - $2,045,845) to this surplus reserve. As at December 31, 2013, the accumulated statutory reserve is $11,535,242 (2012 - $9,903,457).

Note 19 - Effect of Change in Estimates

Revisions in estimated gross profit margins related to revenue recognized under the percentage of completion method are made in the period in which circumstances requiring the revisions become known. During 2013, real estate development projects with gross profits recognized in 2012 had changes in their estimated gross profit margins. As a result of these changes in gross profit margins, net income for the year ended December 31, 2013 decreased by $512,003 (2012 - increased by $347,706) or basic and diluted earnings per share for the year ended December 31, 2013decreased by $0.015 and $0.015, respectively (2012 – increased by $0.01 and $0.01 in both basic and diluted earnings per share).

Notes 20 – Other Revenue

Other revenue consists of the following for the years ended December 31, 2013 and 2012.

	2013	2012
Interest income	$7,349,363	$160,597
Rental income	922,414	910,406
Income from property management services	3,937,088	4,209,386
Construction contract income	18,547,162	22,321,169
Miscellaneous income	55,867	473,643
Total	$30,811,894	$28,075,201

Note 21 – Employee Welfare Plan

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The Company established a retirement pension insurance, unemployment insurance, health insurance and house accumulation funds for employees during the term they are employed. For the years ended December 31, 2013 and 2012, the Company made contributions in the amount of $210,553 and $145,917, respectively.

Note 22– Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2013 and 2012.

	2013	2012
Numerator
Net income - basic	$11,754,697	$20,210,771
Effect of dilutive securities
Convertible debt - Accretion expense	-	954,979
Convertible debt - Change in fair value of embedded derivatives	-	(330,628)
Income - diluted	$11,754,697	$20,835,122
Denominator
Weighted average shares outstanding - basic	35,127,877	34,954,909
Effect of dilutive securities
Convertible debt	-	1,593,576
Weighted average shares outstanding - diluted	35,127,877	36,548,485
Earnings per share
Basic earnings per share	$0.33	$0.58
Diluted earnings per share	$0.33	$0.57

None of the options are exercisable because the performance conditions were not met. Therefore, the options have no dilutive effect on the earnings per share and are therefore excluded from the determination of the diluted earnings per share calculation.

Note 23 – Segmented Reporting

The Company has two reportable segments: the Real Estate Development and Sales segment and the Construction segment. The Real Estate Development and Sales segment includes operating subsidiaries, Tsining, Puhua, NewLand, Suodi, FangZhou and JiYuan, while the Construction segment represents Xinxing Construction. These two segments offer different products and services. The reportable segments are managed separately because they produce distinct products and provide different services. The Company and its other subsidiaries, Manstate, Success Hill, Wayfast, Clever Advance, Gracemind, Treasure Asia and Xinxing Property is aggregated as All Other segment. The All Other segment includes revenue from property management services from Property Management and all head office expenses and all expenses resulting from the change in fair value of warrants embedded derivatives. None of the other companies has ever met any of the quantitative thresholds for reportable segments.

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

Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company’s consolidated financial statements as at and for the year ended December 31, 2013 are as follows.

Note 23 – Segmented Reporting (continued)

	Real Estate Development and Sales	Construction	All Other	Adjustments and elimination		Consolidated
Revenues from external customers	$159,222,863	$18,547,162	$3,937,088	$-		$181,707,113
Intersegment revenues	-	47,463,350	-	(47,463,350	)(1)	-
Rental from external customers	833,558	88,856	-	-		922,414
Interest revenue	5,478,515	1,859,040	11,808	-		7,349,363
Other income other than rental and interest	55,867	-	-	-		55,867
Total revenue	165,590,803	67,958,408	3,948,896	(47,463,350	)(1)	190,034,757
Financing expense	7,297,393	9,080	10,535	-		7,317,008
Segment profit (loss) before taxes	14,905,682	3,709,753	(656,457)	(1,302,436	)(1)	16,656,542
Income taxes	4,038,165	927,380	(29,910)	(33,790)		4,901,845
Net income (loss)	10,867,515	2,782,375	(626,547)	(1,268,646)		11,754,697
Depreciation	2,442,972	142,829	12,525	-		2,598,326
Amortization of intangible	13,498,819	-	-	-		13,498,819
Capital expenditures	5,953,717	3,208	1,033,639	(1,197,422)		5,793,142
Total assets	847,677,705	89,451,015	152,906,111	(470,541,744	)(2)	619,493,087

Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company’s consolidated financial statements as at and for the year ended December 31, 2012 are as follows.

	Real Estate Development and Sales	Construction	All Other	Adjustments and elimination		Consolidated
Revenues from external customers	$115,299,428	$22,321,169	$4,209,386	$-		$141,829,983
Intersegment revenues	-	22,210,915	-	(22,210,915	)(1)	-
Rental from external customers	802,159	108,247	-	-		910,406
Interest revenue	157,045	-	3,552	-		160,597
Other income other than rental and interest	332,007	141,636	-	-		473,643
Total revenue	116,590,639	44,781,967	4,212,938	(22,210,915	)(1)	143,374,629
Financing expense	335,306	54,964	167,066	-		557,336
Segment profit before taxes	26,868,968	1,283,733	127,900	(326,815	)(1)	27,953,786
Income taxes	7,296,081	321,028	169,952	(44,046)		7,743,015
Net income (loss)	19,572,887	962,705	(42,052)	(282,769)		20,210,771
Depreciation	1,862,873	180,859	21,648	-		2,065,380
Amortization of intangible	218,480	-	-	-		218,480
Capital expenditures	10,561,530	-	10,223	152,134		10,723,887
Total assets	514,683,882	76,258,528	229,415,298	(321,980,074	)(2)	498,377,634

(1)	These represent revenues earned from construction service performed by Xinxing Construction for Real Estate Development and Sales segment and its profits. They are eliminated upon consolidation.
(2)	The adjustment represents long-term investments in subsidiaries and inter-subsidiary balances eliminated upon consolidation.

Note 24 – Commitments and Contingencies

The Company leases certain office space under various operating lease agreements with expiration dates in one year.

In connection with the loans borrowed from XinYing (Notes 13 and 25), the Company also signed a finance consulting agreement with XinYing whereby the Company is committed to pay consulting fees on a quarterly basis up to July 2015 for financing services provided.

Additionally, the Company had various commitments related to land use right acquisitions with unpaid balances of approximately $16.5 million. The balances are not due until the vendor removes the existing building on the land and changes the zoning status of the land use right certificate. Based on the current condition, the Company estimates that the balances will be paid in a year.

All future payments required under the various agreements are summarized below:

	Payment due by period
Commitments and Contingencies	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	After 5 years
Operating leases	$96,360	$96,360	$-	$-	$-	$-	$-
Consulting fees	4,194,679	2,576,936	1,617,743	-	-	-	-
Land use rights	16,518,823	16,518,823	-	-	-	-	-
Total	$20,809,862	$19,192,119	$1,617,743	$-	$-	$-	$-

Note 25 – Related Party Transactions

One of the Company’s executive officer’s spouse owns 37.83% of the common stock of Xi’an Xinxing Days Hotel & Suites (“Days Hotel”). During the year ended December 31, 2013, the Company has incurred fees of $97,140 (2012 - $160,377) to Days Hotel. As of December 31, 2013, the Company has $7,095 (2012 - $12,214) payable to Days Hotel.

The Company also has a loan payable of $19,905,182 to Days Hotel as at December 31, 2013 (2012 - $21,219,563) (Note 13). For the year ended December 31, 2013, the Company incurred $4,749,910 (2012 - $1,373,642) in interest to Days Hotel and capitalized the amounts in real estate held for development or sale. As at December 31, 2013, the Company also had $178,724 (2012 - $1,231,316) in interest payable to Days Hotel.

As at December 31, 2013, the Company also has a loan payable of $21,474,470 (RMB 130 million) (2012- $24,076,660) to XinYing (Note 13), in which an executive partner is the spouse of one of the Company’s executive officers. The Company incurred a total of $5,246,090 (2012 - $1,646,783) in interest and finance consulting fees to XinYing during the year ended December 31, 2013 and capitalized the amount in real estate held for development or sales. As at December 31, 2013, the Company also had $57,265 (2012 - $64,204) in interest payable to XinYing.

During the year the Company sold part of their income producing properties with carrying value of $2,023,157 to Days Hotel for $915,945 and generated a loss of $1,107,212.

Note 26 - Concentration of Risks

The Company performed a construction project for the government and the total revenue including interest earned from the project accounts for 6% of total revenue for the year (2012 – 10%). The accounts receivable balance from the government accounted for 44% of the Company’s total accounts receivable at December 31, 2013 (2012 – 39%). The Company’s primary business is selling residential and commercial units to residents and small business owners. One customer purchased the Company’s JunJing I shopping mall which was recorded under property and equipment in 2012. The gain from this transaction accounted for 7% of the Company’s total revenue in fiscal 2012. The accounts receivable balance of this customer accounted for 28% of the Company’s total accounts receivable as at December 31, 2012. The customer’s payment term is over 5 yearsand his balance accounted for 12% of accounts receivable as at December 31, 2013. No other customers have balances over 5% of accounts receivable as at December 31, 2013 and another customer accounted for 6% of accounts receivable as at December 31, 2012.

The Company is dependent on third-party sub-contractors, manufacturers, and distributors for all construction services and supply of construction materials. Construction services or products purchased from the Company's five largest sub-contractors and suppliers accounted for 42% of total services and supplies for the year ended December 31, 2013 (2012 - 27%). Accounts payable to these subcontractors and suppliers was 41% of the total accounts payable as at December 31, 2013 (2012 – 35%).

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

Total cash (including restricted cash) in state-owned banks at December 31, 2013 amounted to $138,553,688 (2012 - $116,697,696) of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts. The Company did not have cash equivalents as of December 31, 2013 and 2012.

Note 27 – Subsequent Events

In March 2014, the Company received a total of $16,518,823 (RMB 100 million) from Shenzhen Qianhai Dinghui Fenghai Equity Investment Fund Partnership (“DingHui”) to fund the acquisition of the land use right for the Company’s office building. Once the land use right is obtained, the Company will use it as a pledge to guarantee the loan.

On March 4, 2014, the Company completed Golden Bay project’s land use right acquisition by purchasing the other land use right of the project.

ITEM 9. CHANGES IN AND DISAGREEMENTHS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were neither any reportable events nor any disagreements, as defined in Item 304 (a)(1)(iv) or 304(a)(1)(v) of Regulation S-K during the relevant periods.

ITEM 9A.CONTROLS AND PROCEDURES.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on framework established in the Internal Control Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (COSO) as of December 31, 2013. Based on such evaluation, our management, including the CEO and CFO, has concluded that the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) as of December 31, 2013 is effective.

Changes in Internal Control over Financial Reporting.

During the year ended December 31, 2013, there was no major change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers and Directors

Name
First	Last	Age	Title
Pingji	Lu	64	Chairman
Xiaohong	Feng	50	Chief Executive Officer and Director
Cangsang	Huang	36	Chief Financial Officer and Director
Jing	Lu	35	Chief Operating Officer & Board Secretary
Heung Sang	Fong	55	Independent Director
Yusheng	Lin	48	Independent Director
Suiyin	Gao	61	Independent Director
Albert	McLelland	55	Independent Director

Officers are elected annually by the Board of Directors (the “Board”), at the Company’s annual meeting, to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

Mr. Pingji Lu, Chairman of the Board of Directors

Mr. Pingji Lu, 64, has served as the Chairman of the Board since joining the Company in September 1999. In addition, Mr. Lu was the founder of Lanbo Financial Investment Company Group Limited, where he was the Chairman of the Board and Chief Executive Officer from its formation in September 2003 until its merger with Lanbo Financial Group, Inc., after which Mr. Lu served as the Chairman of the Board and Chief Executive Officer of Lanbo Financial Group, Inc. until December 2005. Prior to that Mr. Lu was the Chairman of the Board and Chief Executive Officer of Xi’an Newstar Real Estate Development Co., Ltd. from 1998 and where he previously served as General Manager from 1992 to 2003. From February 1968 to December 1999, Mr. Lu held various positions in the Chinese military, including soldier, Director of Barrack Administration, Supervisor, and Senior Colonel. Mr. Lu is a member of the Enterprise Credit Association of Shaanxi Province. Mr. Lu graduated from Xi’an Army College with a major in architectural engineering. On January 12, 2009, Mr. Lu resigned as Chief Executive Officer but has remained as Chairman of the Company. We believe Mr. Pingji Lu, the founder of the Company, has the most extensive knowledge and experience in the real estate industry within the Company and that such knowledge and experience qualify him for the Chairman position.

Mr. Xiaohong Feng, Chief Executive Officer & Director

Mr. Xiaohong Feng, 50, has served as the Chief Operating Officer and a Director of the Company since joining the Company in January 2003. In addition, Mr. Xiaohong Feng was a Director of Lanbo Financial Group, Inc. from November 2004 until December 2005. Previously, from 2003-2004, Mr. Feng served as President and a Director of Xi’an Newstar Real Estate Development Co., Ltd. From June 1996 to December 2002, Mr. Feng was General Manager and President of Xi’an Honghua Industry, Inc. He is a member of the China Architecture Association, Vice President of the Shaanxi Province Real Estate Association, and Vice Director of the Xi’an Decoration Association. Mr. Feng received an M.S. in architecture science from Xi’an Architecture & Technology University in 1990. On January 12, 2009, Mr. Feng was appointed as Chief Executive Officer of the Company. We believe Mr. Xiaohong Feng has extensive real estate knowledge and experience, as well as a strong architecture background. In addition, his role as Chief Executive Officer provides him with intimate knowledge of our operations and the markets in which we conduct our business. It is for these qualities that he was selected to serve as a Director of the Company.

Mr. Cangsang Huang, Chief Financial Officer & Director

Mr. Cangsang Huang, 36, has served as a Director since October 2009, and beginning in October 2008, served first as Assistant Chief Financial Officer and then Chief Financial Officer of the Company. Mr. Huang worked at Cantor Fitzgerald from 2006 until 2007 and played an active role in several public financings for companies in the transportation/shipping sectors as well as several U.S. listed publicly-traded Chinese companies. In 2007, Mr. Huang worked for Merriman Curhan& Ford Inc.(“Merriman”) followed by Collins Stewart LLC (“Collins Stewart”). He helped set up Merriman and Collins Stewart’s China banking practice and participated in several China related financing transactions, including General Steel (NYSE: GSI) and FUQI International (Nasdaq: FUQI). From 2001 to 2004, Mr. Huang worked in Guangzhou, China with China Communication Construction Company Limited (1800.HK) as a project manager where he provided financial advisory services to both private and state-owned companies and participated in multiple multi-billion RMB infrastructure projects. Mr. Huang graduated from Shanghai Maritime University with a degree in transportation economics and has a master’s degree in statistics from Columbia University. Mr. Huang is a CFA Level III candidate and has his NASD Series 7 & 63 licenses. We believe Mr. Cangsang Huang is qualified for the position of director because he has extensive investment banking experience, and extensive knowledge of U.S. capital markets.

 Mr. Heung Sang Fong, Independent Director

Mr. Fong, 55, has served as an independent Director of the Company since September of 2010. He also serves as Chief Financial Officer, Corporate Secretary, and Director of China Electric Motor Inc. (“China Electric”). Mr. Fong has served as China Electric’s Chief Financial Officer and Corporate Secretary since June 2010 and as a Director of China Electric since January 2010. From February 2009 to March 2010, Mr. Fong served as the Chief Financial Officer and as a Director of Apollo Solar Energy, Inc. (OTCBB: ASOE). From December 2006 to January 2009, Mr. Fong served as the Executive Vice President of Corporate Development of Fuqi International, Inc. (NASDAQ: FUQI). From January 2004 to November 2006, Mr. Fong served as the Managing Partner of Iceberg Financial Consultants, a financial advisory firm based in China that advises Chinese clients in capital raising activities in the United States. From December 2001 to December 2003, Mr. Fong was the Chief Executive Officer of Holley Communications, a Chinese company that engaged in CDMA chip and cell phone design. From March 2002 to March 2004, he served as Chief Financial Officer of Pacific Systems Control Technology, Inc. From May 2001 to November 2001, Mr. Fong was the Director of Finance of PacificNet, Inc., a customer relationship management, mobile internet, e-commerce and gaming technology company based in China. Mr. Fong graduated from the Hong Kong Baptist College with a diploma in History in 1982. He also received an MBA from the University of Nevada at Reno in 1989 and a master’s degree in Accounting from the University of Illinois at Urbana Champaign in 1993. Mr. Fong’s long and varied business career, including service as a CFO and Director of a publicly-traded company, as well as his financial and accounting experience as a U.S. CPA and knowledge of the capital markets qualify him to serve on the Company’s Board.

Mr. Yusheng Lin, Independent Director

Mr. Yusheng Lin, 48, has served as an independent Director of our Company since October of 2011. Mr. Lin is currently the Executive Director of Kingworld Medicines Group Ltd. (01110.HK) (“KMG”). He has been the deputy general manager of SZK since June 2006. He is primarily responsible for the capital management and the operations of KMG, a company that he joined in August of 2009. He has more than 10 years of experience in the pharmaceutical industry. From 1999 to 2004, he worked at Xi’an Lijun Pharmaceutical Company Limited (“XLPC”), which is principally engaged in the manufacture and sale of pharmaceutical products in the PRC. XLPC is a wholly owned subsidiary of Lijun International Pharmaceutical (Holding) Company Limited (2005.HK) (“XLPC Parent”), a company listed on the Hong Kong Stock Exchange which, together with its subsidiaries, is engaged in the research, development, manufacture and sale of finished medicines and bulk pharmaceutical products to hospitals and distributors. Mr. Lin held the position of vice president of XLPC Parent from 2004 to 2006. From 2005 to 2006, he also held the position of chairman of XLPC. In 1989, he obtained a bachelor’s degree in philosophy from Yanan University. He received a master’s degree in business administration from Hong Kong Polytechnic University in 2006. We believe Mr. Lin’s wealth of business experience enable him to effectively contribute as a Director of the Board.

Mr. SuiyinGao, Independent Director

Mr. SuiyinGao, 61, has served as an independent Director of our Company since October 2007. He has over 30 years of experience in human resources and management consulting. Mr. Gao is currently the head of the Shaanxi Senior Talent Office, which is affiliated with the Shaanxi Provincial government and is focused on corporation management, consultation and human resources services. Mr. Gao is the founder and chairman of Shaanxi Management Member Club, one of the largest manager clubs in Shaanxi province. Mr. Gao is currently an independent director of six enterprises, and also has acted as a senior consultant to more than twenty enterprises. Previously, beginning in 1973, Mr. Gao worked in government service. In 1998, Mr. Gao received his MBA from Northwest University in China. We believe Mr. Gao’s qualifications to serve on the Board include his extensive knowledge and experience in human resources and management consulting as well as his knowledge of our industry.

 Mr. Albert McLelland, Independent Director

Mr. Albert McLelland, 55, has served as an independent Director since February 2009. He also serves as the Chairman of the Board’s Audit Committee.

In 2011 he served as Chairman of the Special Committee for the sale of for China Fire & Security Group, Inc. to Bain Capital. From 2008 until its sale, Mr. McLelland served as an independent Director and Chairman of the Audit Committee of the Board of Directors for China Fire & Security Group, Inc. Mr. McLelland also serves as an independent Directorand Chairman of the BOD’s Audit Committee for China Recycling Energy Corporation.

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

He also serves as an Adjunct Professor teaching “Venturing in China” at the Caruth Institute for Entrepreneurship at the Cox School of business at Southern Methodist University and as a guest lecturer at the Fudan University School of Management in Shanghai. He holds an MBA from the University of Chicago and a Master’s Degree in International Affairs from Columbia University. He completed his undergraduate studies at the University of South Florida and studied Mandarin at the National Normal University in Taiwan. He has also earned a Certificate of Director Education from the National Association of Corporate Directors.

Ms. Jing Lu, Chief Operating Officer, and Board Secretary

Ms. Lu, 35, has served as Chief Operating Officer since January 2009. She previously served as Vice President of the Company from 2004 through 2008. Ms. Lu continues to serve as Board Secretary, which she has done since 2004, and is the Company’s primary spokeswoman with investors and security analysts. She received her master’s degree from King’s College in London in September 2004. Ms. Lu is the daughter of Mr. Pingji Lu.

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

Based solely on our review of the copies of such forms we have received, or written representations from certain reporting persons, we believe that, during the year ended December 31, 2013, all executive officers, directors and over 10 percent stockholders filed on a timely basis all reports required to be filed by them under Section 16(a) with respect to our common stock, with the exceptions noted below:

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

The Board of Directors held 5 meetings in the 2013 fiscal year and the attendance rates for all Board members were over 89%.

Compensation Committee

The Compensation Committee held one meeting in the 2013 fiscal year and the attendance rates for all committee members were 100%.

Nominating and Governance Committee

The Nominating and Governance Committee held one meeting in the 2013 fiscal year and the attendance rates for all committee members were over 100%.

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

The Audit Committee held four meetings in the 2013 fiscal year and the attendance rates for all committee members was over 75%.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all compensation paid in respect of our Chief Executive Officer, Chief Financial Officer and all other executive officers for services rendered during the preceding two fiscal years. The compensation comprises base salary and bonus.

		Base	Bonus (2)		Stock Awards	Option	Non-Equity	Non-qualified Deferred	All other
Name and Principal Position	Year	Salary ($)(1)	Cash ($)	Stock ($)	(3) ($)	Awards ($)	Incentive plan Compensation ($)	Compensation ($)	Compensation ($)	Total ($)
Pingji Lu	2013	328,270		-	302,220	-	-	-	-	630,490
Chairman of the Board of Directors	2012	302,127	123,962	-	210,000	-	-	-	-	636,089

Xiaohong Feng	2013	273,695		-	251,850	-	-	-	-	525,545
CEO & Director	2012	254,254	107,847	-	175,000	-	-	-	-	537,101

Cangsang Huang	2013	147,233		-	151,110	-	-	-	-	298,343
CFO & Director	2012	137,273	49,118	-	105,000	-	-	-	-	291,391

Jing Lu	2013	143,676		-	151,110	-	-	-	-	294,786
COO & Board Secretary	2012	135,912	57,635	-	105,000	-	-	-	-	298,547

1.	The Company pays salaries in RMB to all executive officers every month. The actual RMB amount paid is translated to US$. The exchange rates used were the average rates of 2013 and 2012. They were 0.1627 and 0.1585.

2.	The Company paid a bonus during 2012, while it did not pay bonus during 2013.

3.	The Company issued 391,000 shares of stock awards to the executives at May 27, 2013 with a fair value of $2.19 per share.

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

Name and Principal Position	Year	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Heung Sang Fong Independent director of the Board	2013	28,750	18,889	-	-	-	-	47,639

Albert McLelland Independent director of the Board	2013	63,250	-	-	-	-	-	63,250

Suiyin Gao Independent director of the Board	2013	17,250	12,593	-	-	-	-	29,843

Yusheng Lin Independent director of the Board	2013	17,250	12,593	-	-	-	-	29,843

(1)	The stock awards were valued based on the closing price of our common stock on the NASDAQ on May27, 2013, which was $2.19.

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

The Board of Directors and the majority shareholders have adopted the 2010 Long Term Incentive Plan (the “2010 Plan”). Since the adoption of the 2010 Plan, on June 13, 2011, we issued incentive compensation comprised of options to acquire common stock of the Company to employees, officers and directors. The exercise price of the options was determined based on the fair value of the common stock at the grant date. During 2013, 30% of the options expired because certain performance goals in the stock option agreements between the Company and employees were not met.

The table below sets forth the outstanding equity awards as of December 31, 2013.

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested (h)
Pingji Lu	June 13, 2011	-	49,275	123,188	1.39	June 12, 2021	-	-
Xiaohong Feng	June 13, 2011	-	38,130	95,324	1.39	June 12, 2021	-	-
Cangsang Huang	June 13, 2011	-	28,392	70,980	1.39	June 12, 2021	-	-
Jing Lu	June 13, 2011	-	30,973	77,432	1.39	June 12, 2021	-	-

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

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

Name (1)	Title	Shares Ownership (2)	Percentage of Owned
Mr. Pingji Lu	Chairman	3,857,499	10.76%
Mr. Xiaohong Feng	CEO &Managing Director	860,856	2.40%
Ms. Jing Lu	COO & Board Secretary	657,570	1.83%
Mr. Cangsang Huang	CFO & Director	129,000	0.36%
Mr. Heung Sang Fong	Independent Director	18,625	0.03%
Mr. Albert McLelland	Independent Director	3,750	0.01%
Mr. Yusheng Lin	Independent Director	6,901	0.02%
Mr. Suiyin Gao	Independent Director	25,750	0.07%
Directors and officers as a group with 8 persons		5,559,951	15.51%
Pope Asset Management, LLC	N/A	3,384,904	9.44%

(1)	Except the address of Pope Asset Management, LLC is 5100 Poplar Avenue, Suite 805 Memphis, TN 38137, the address of other beneficial owners is 1008 Liuxue Road, Baqiao District, Xi’an, Shaanxi Province, China 710038

(2)	Applicable percentage ownership is based on 35,849,204 shares of common stock outstanding as of March 23, 2014. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

We have four directors that are independent under the independence standards of S-K Item 407(a)(1). They are: Mr. Yusheng Lin, Mr. Albert McLelland, Mr. Suiyin Gao, and Mr. Heung Sang Fong.

The Company has borrowed monies from certain employees to fund the Company’s construction projects. These unsecured loans bear interest at 15% from Jun 2013 and 20% before June 2013 (2012 – 20%) per annum and are available to all employees.

Included in these loans are loans from the Company’s executives and immediate family member:

	2013	2012
President	$-	$1,637,213
Chief executive officer	-	160,511
Chief financial officer	660,753	963,066
Chief operating officer	1,220,741	642,044
	$1,881,494	$3,402,834

One of the Company’s executive officers’ spouse owns 37.83% of the common stock of Xi’an Xinxing Days Hotel & Suites (“Days Hotel”). During the year ended December 31, 2013, the Company has incurred fees of $97,140 (2012 - $160,377) payable to Days Hotel. As of December 31, 2013, the Company has $7,095 (December 31, 2012) payable to Days Hotel.

The Company also has a loan payable of $19,905,182 to Days Hotel as at December 31, 2013 (December 31, 2012 - $21,219,563) (Note 13). For the year ended December 31, 2013, the Company incurred $4,749,910 (2012 - $1,373,642) in interest to Days Hotel and capitalized the amounts in real estate held for development or sale. As at December 31, 2013, the Company also had $178,724 (December 31, 2012 - $1,231,316) in interest payable to Days Hotel.

For the year ended December 31, 2013, the Company also has a loan payable of $21,474,470 (RMB 130 million) from XinYing(Note 12), in which an executive partner is the spouse of one of the Company’s executive officers. The Company incurred a total of $5,246,090 (2012 - $1,646,783) in interest and finance consulting fees to XinYing during the year ended December 31, 2013 and capitalized the amount in real estate held for development or sales. As at December 31, 2013, the Company also had $57,265 (December 31, 2012 - $64,204) in interest payable to XinYing.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(a) Audit Fees

The aggregate fees billed and or accrued for professional services rendered by our principal accountants for the audit of our annual financial statements for the year ended December 31,2013 and 2012 were $345,000 and $285,144, respectively.

(b) Audit Related Fees

We incurred $296,580 in fees for the fiscal year ended December 31, 2013 and $273,138 in fees for the fiscal year ended December 31, 2012 for assurance and related services from our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, but were not reported under Audit Fees section above.

Significant audit-related fees are additional fees charged for three quarter interim review services and extra time incurred to review MD&A disclosures. In addition, the auditor provides U.S. tax return filing services that were pre-approved by the Audit Committee.

(c) Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice, preparation and filing of tax returns and tax planning for the fiscal years ended December 31, 2013 and 2012 were $12,000 and $10,432, respectively.

(d) All Other Fees

All other fees billed for the fiscal years ended December 31, 2013 and 2012 were $119,707 and $73,462, respectively. All other fees mainly include providing consents on registration statement, review of responses to SEC comments, travel related expenses and out of pocket expenses.

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

CHINA HOUSING AND LAND DEVELOPMENT, INC.

March 24, 2014	By:	/s/ Xiaohong Feng
Name: Xiaohong Feng
Title: Chief Executive Officer
(Principal Executive Officer)

March 24, 2014	By:	/s/ Cangsang Huang
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

SIGNATURE	TITLE	DATE

/s/ Pingji Lu	Chairman of the Board	March 24, 2014
Pingji Lu

/s/ Xiaohong Feng	Chief Executive Officer & Managing Director	March 24, 2014
Xiaohong Feng	(Principal Executive Officer)

/s/ Cangsang Huang	Chief Financial Officer	March 24, 2014
Cangsang Huang	(Principal Financial and Accounting Officer)

/s/ Albert S. McLelland	Independent Director	March 24, 2014
Albert S. McLelland

/s/ Mr. Yusheng Lin	Independent Director	March 24, 2014
Yusheng Lin

/s/ Heungsong Fong	Independent Director	March 24, 2014
Heungsong Fong

/s/ Mr. Suiyi Gao	Independent Director	March 24, 2014
Suiyi Gao

