Form 10-Q
period 2014-03-31
China Housing & Land Development, Inc.
filed 2014-05-15
CIK 1303330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

86-029-8258-2638

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

Yes ☐  No ☒

The number of shares of Common Stock outstanding on May 15, 2014 was 34,483,458 shares.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Unaudited Interim Condensed Consolidated Balance Sheets

As of March 31, 2014 and December 31, 2013

	March 31, 2014	December 31, 2013
ASSETS
Cash	$14,935,316	$21,320,071
Cash - restricted	111,640,172	117,534,900
Accounts receivable, net of allowance for doubtful accounts of $578,825 and $594,382, respectively	40,941,976	41,158,998
Construction in excess of billing	2,051,830	2,106,975
Other receivables, prepaid expenses and other assets, net	7,904,290	6,197,023
Real estate held for development or sale	343,326,886	289,474,812
Property and equipment, net	34,567,530	36,281,168
Advances to suppliers	1,114,193	697,823
Deposits on land use rights	27,507,078	59,155,165
Intangible asset, net	28,736,931	42,453,473
Goodwill	1,918,405	1,969,964
Deferred financing costs	765,257	1,142,715
Total assets	$615,409,864	$619,493,087

LIABILITIES
Accounts payable	$42,182,920	$59,400,262
Advances from customers	50,099,123	45,441,402
Accrued expenses	15,675,466	17,439,541
Income tax payable	23,331,748	24,534,095
Other taxes payable	7,931,818	7,139,870
Other payables	14,362,353	12,755,824
Loans from employees	30,265,105	25,759,453
Loans payable	287,309,110	274,917,332
Deferred tax liability	14,400,496	14,782,118
Total liabilities	485,558,139	482,169,897

SHAREHOLDERS' EQUITY
Common stock: $.001 par value, authorized 100,000,000 shares;
Issued 34,882,538 and 35,849,204, respectively	34,882	35,849
Additional paid in capital	51,480,460	51,347,620
Treasury stock	(318,915)	(2,400,288)
Statutory reserves	11,535,242	11,535,242
Retained earnings	45,523,830	48,696,878
Accumulated other comprehensive income	21,596,226	28,107,889
Total shareholders' equity	129,851,725	137,323,190

Total liabilities and shareholders' equity	$615,409,864	$619,493,087

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Unaudited Interim Condensed Consolidated Statements of Operations

For The Three Months Ended March 31, 2014 and 2013

	March 31, 2014	March 31, 2013
REVENUES
Real estate sales	$15,806,784	$40,291,817
Other revenue	6,235,627	11,099,124
Total revenues	22,042,411	51,390,941

COST OF REVENUES
Cost of real estate sales	12,716,886	33,086,100
Cost of other revenue	4,009,457	9,535,899
Total cost of revenues	16,726,343	42,621,999

Gross margin	5,316,068	8,768,942

OPERATING EXPENSES
Selling, general and administrative expenses	3,989,482	3,158,003
Stock-based compensation	132,840	97,537
Other expenses	3,907	59,982
Financing expense	1,394,530	1,446,786
Total operating expenses	5,520,759	4,762,308

Write off of property	563,710	-

(Loss)income before provision for income taxes	(768,401)	4,006,634

Provision for income taxes	17,036	1,198,003
Recovery of deferred income taxes	(11,384)	(64,635)
Provision for income taxes	5,652	1,133,368

NET (LOSS) INCOME	$(774,053)	$2,873,266

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	34,518,158	35,086,599

Diluted	34,518,158	35,086,599

NET (LOSS) INCOME PER SHARE
Basic	$(0.02)	$0.08

Diluted	$(0.02)	$0.08

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Unaudited Interim Condensed Consolidated Statements of Comprehensive Income

For The Three Months Ended March 31, 2014 and 2013

	March 31,	March 31,
	2014	2013

NET (LOSS) INCOME	$(774,053)	$2,873,266

OTHER COMPREHENSIVE (LOSS) INCOME
(Loss) gain on foreign exchange translation	(6,511,663)	728,045

Comprehensive (loss) income	$(7,285,716)	$3,601,311

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARIES

Unaudited Interim Condensed Consolidated Statements of Cash Flows

For The Three Months Ended March 31, 2014 and 2013

	March 31,	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(774,053)	$2,873,266
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	591,907	485,870
Stock-based compensation	132,840	97,537
Write off of property	563,710	-
Amortization of intangible assets	12,610,339	55,367
Recovery of provision for deferred income taxes	(11,384)	(64,635)
(Increase) decrease in assets:
Accounts receivable	(876,377)	(7,320,730)
Construction in excess of billing	-	(657,272)
Other receivable, prepaid expenses and other assets	(1,735,046)	(4,699,079)
Real estate held for development or sale	(62,583,224)	14,768,453
Advance to suppliers	(443,760)	4,306
Deposit on land use rights	30,665,151	-
Deferred finance costs	188,146	40,127
Increase (decrease) in liabilities:
Accounts payable	(15,956,843)	(10,714,367)
Advances from customers	5,956,860	(3,058,201)
Accrued expense	(1,344,586)	5,577,855
Other payables	1,975,624	348,905
Income and other taxes payable	426,456	2,804,031
Net cash (used in) provided by operating activities	(30,614,240)	541,433

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(382,635)	(632,764)
Net cash used in investing activities	(382,635)	(632,764)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	2,871,458	278,129
Loans from external parties	24,648,464	42,985,007
Payments on loans payable	(7,374,873)	(6,620,495)
Loans from or repayment to employees, net	5,277,131	4,913,176
Purchase of treasury stock	(318,589)	-
Net cash provided by financing activities	25,103,591	41,555,817

(DECREASE)/INCREASE IN CASH	(5,893,284)	41,464,486

Effects on foreign currency exchange	(491,471)	132,798

CASH, beginning of period	21,320,071	6,121,448

CASH, end of period	$14,935,316	$47,718,732

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC., AND SUBSIDIARIES

Unaudited Interim Condensed Consolidated Statements of Shareholders' Equity

As of March 31, 2014 and December 31, 2013

	Common Stock		Treasury	Additional Paid in	Statutory	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Stock	Capital	Reserves	Earnings	Income	Totals
BALANCE, December 31, 2013	35,849,204	$35,849	$(2,400,288)	$51,347,620	$11,535,242	$48,696,878	$28,107,889	$137,323,190
Stock-based compensation	-	-	-	132,840	-	-	-	132,840
Repurchase of common stock	-	-	(318,589)	-	-	-	-	(318,589)
Treasury stock cancelled	(966,666)	(967)	2,399,962	-	-	(2,398,995)	-	-
Net loss for the period	-	-	-	-	-	(774,053)	-	(774,053)
Foreign currency translation adjustment	-	-	-	-	-	-	(6,511,663)	(6,511,663)
BALANCE, March 31, 2014	34,882,538	$34,882	$(318,915)	$51,480,460	$11,535,242	$45,523,830	$21,596,226	$129,851,725

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Note 1 – Business, Organization and Basis of Presentation

China Housing & Land Development, Inc. (“CHLN”) is a Nevada corporation, originally incorporated on July 6, 2004 under the name Pacific Northwest Productions Inc. (“Pacific”). CHLN and its subsidiaries (“the “Company”) are engaged in acquisition, development, management, and sale of commercial land residential real estate properties located primarily in Xi’an, Shaanxi Province, People’s Republic of China (PRC or China).

The accompanying unaudited interim condensed consolidated financial statements include the accounts of CHLN and its subsidiaries, Xi’an Tsining Housing Development Company Inc. (“Tsining”), Xi’an New Land Development Co. (“New Land”), Manstate Assets Management Limited (“Manstate”), Success Hill Investments Limited (“Success Hill”), Puhua (Xi’an) Real Estate Development Co., Ltd. (“Puhua”), Xi’an Xinxing Property Management Co., Ltd. (“Xinxing Property”), Suodi Co., Ltd. (“Suodi”), Shaanxi Xinxing Construction Co., Ltd. (“Xinxing Construction”),Xinxing FangZhou Housing Development Co., Ltd. (“FangZhou”), Wayfast Holdings Limited (“Wayfast”), Clever Advance Limited (“Clever Advance”), Gracemind Holdings Limited(“Gracemind”),Treasure Asia Holdings Limited (“Treasure Asia”) and Ankang JiYuan Real Estate Development Co., Ltd. (“JiYuan”) (collectively, the “Subsidiaries”). Wayfast with its 100% subsidiary - Clever Advance and Gracemind with its 100% subsidiary - Treasure Asia were incorporated as holding companies in March 2009 and they have been inactive since incorporation.

The Company’s real estate and development sales operations are dependent on continuous financing from external sources. The Company has, in the past, been successful in obtaining financings from financial institutions, third parties and related parties to support the development of their real estate projects. Management believes the Company will continue to have the ability to fund and develop their current and future projects.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

All inter-company balances and transactions have been eliminated on consolidation. The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s interim condensed consolidated balance sheet as at March 31, 2014, the Company’s interim condensed consolidated statements of (loss) income and comprehensive (loss) income for the three months ended March 31, 2014 and 2013 and the Company’s interim condensed consolidated statements of cash flows for the three months ended March 31, 2014 and 2013. These adjustments consist of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year.

The unaudited interim condensed consolidated financial statements are based on accounting principles that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K filed on March 24, 2014 for the year ended December 31, 2013 (“2013 Annual Report”); except as disclosed below. They do not include certain footnote disclosures and financial information normally included in annual consolidated financial statements prepared in accordance with GAAP and, therefore, should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s 2013 Annual Report.

Retirement of Treasury Stock

The Company repurchases shares of its own common stock from open market or individual shareholders at market price. The excess of repurchase price over par is allocated entirely to retained earnings upon retirement of these treasury stock.

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current presentation. The effects of the reclassifications were not material to the Company’s consolidated financial statements.

Accounting Principles Recently Adopted

In March 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-05, “Foreign Currency Matters (Topic 830) Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). ASU 2013-05 updates accounting guidance related to the application of consolidation guidance and foreign currency matters. This guidance resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. This guidance is effective for interim and annual periods beginning after December 15, 2013. The adoption of ASU 2013-05 does not have a material impact on the Company’s interim condensed consolidated financial statements.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Accounting Principles Recently Adopted (continued)

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). This guidance states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 does not have a material impact on the Company’s interim condensed consolidated financial statements.

New Accounting Pronouncement Not Yet Adopted

On April 10, 2014, the FASB issued ASU 2014-08,“Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). The guidance amends the guidance in FASB Accounting Standards Codification (FASB ASC) 205, Presentation of Financial Statements, and FASB ASC 360, Property, Plant, and Equipment, to change the definition of discontinued operations and the criteria for reporting discontinued operations and require expanded disclosures about discontinued operations. A discontinued operation may include a component or group of components of an entity, or a business or nonprofit activity. In accordance with the new guidance, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results would qualify as discontinued operations. In addition, ASU 2014-08 (a) expands the disclosure requirements for disposals that meet the definition of a discontinued operation; (b) requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations, and (c) conforms the definition of “discontinued operations” similarly to how it is defined under IFRS 5, Non-current Assets Held for Sale and Discontinued Operations. The amendments in this update are effective in the first quarter of 2015. The adoption of ASU 2014-08 is not expected to have a material impact on the Company’s interim condensed consolidated financial statements.

Foreign exchange rates used:

	March 31, 2014	December 31, 2013	March 31, 2013
Period end RMB/U.S. Dollar exchange rate	6.2164	6.0537	6.2108
Average RMB/U.S. Dollar exchange rate	6.1018	6.1481	6.2231

Note 3 – Supplemental Disclosure of Cash Flow Information

Income taxes paid amounted to $587,733 and $Nil for three months ended March 31, 2014 and 2013, respectively. Interest paid for the three months ended March 31, 2014 and 2013 amounted to $7,019,732 and $4,344,087, respectively.

Note 4 – Restricted Cash

The following summarizes the restricted cash held by the Company:

	March 31, 2014	December 31, 2013
Banks’ security requirement in providing mortgage to home buyers	$2,365,006	$5,622,246
Guaranteed deposits for loans with foreign banks (Note 12)	108,583,746	111,502,057
Government regulatory fees	691,420	410,597
	$111,640,172	$117,534,900

Note 5 – Real Estate Held for Development or Sale

The following summarizes the components of real estate inventories as at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Real estate projects completed and held for sale
Junjing I	$1,777,791	$1,842,556
Gangwan	9,581	9,839
Junjing III	1,024,980	1,284,724
Puhua Phase I	6,559,955	7,128,395
Puhua Phase II – West Region and New Coastal Line	7,423,501	7,643,245
Real estate completed and held for sale	16,795,808	17,908,759

Real estate projects held for development
Puhua Phase II (East Region), III and IV	95,060,927	92,388,308
Park Plaza	71,272,453	72,536,513
Golden Bay	132,934,038	77,997,482
Jiyuan	20,694,309	21,835,276
Other	6,476,460	6,629,575
Construction Materials	92,891	178,899
Real estate held for development	326,531,078	271,566,053

Total real estate held for development or sale	$343,326,886	$289,474,812

Note 6 – Accounts Receivable

Accounts receivable consist of the following as at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
Accounts receivable	$41,520,801	$41,753,380
Allowance for doubtful accounts	(578,825)	(594,382)
Accounts receivable, net	$40,941,976	$41,158,998

Note 7 – Other Receivables, Prepaid Expenses and Other Assets

Other receivables and prepaid expenses consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Government reimbursement for Tangdu project (a)	$-	$208,159
Interest receivable (b)	4,270,388	3,279,886
Other receivables (c)	3,172,001	2,524,387
Allowance for doubtful receivables	(146,074)	(150,000)
Prepaid expenses	571,315	289,866
Prepaid other tax expenses	36,660	44,725
Other receivables, prepaid expenses and other assets, net	$7,904,290	$6,197,023

(a)	The amount represents government reimbursement receivable in connection with the TangDu project land use right reacquired by the government. Additional compensation was received during the first quarter of fiscal 2014 (Note 14).

(b)	Interest receivable represents interest income accrued on the restricted cash pledged as security for the loans obtained from Bank of Communications offshore branch, Bank of China Macau Brach, Bank of China Singapore branch and LUSO International Bank.

(c)	Other receivable mainly represents various deposits made to government agencies and/or utility companies as securities or guarantees during the project constructions. The amounts will be refunded when the projects are completed.

Note 8 – Property and Equipment

Property and equipment consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Income producing properties and improvements	$20,246,467	$22,001,568
Buildings and improvements	19,322,002	19,467,823
Electronic equipment	1,073,179	1,098,233
Vehicles	759,301	779,708
Computer software	323,796	332,879
Office furniture	944,548	969,933
Total	42,669,293	44,650,144
Accumulated depreciation	(8,101,763)	(8,368,976)
Property and equipment, net	$34,567,530	$36,281,168

Depreciation expense for the three months ended March 31, 2014 and 2013 amounted to $591,907 and $485,870, respectively. The depreciation expense was included in selling, general and administrative expenses, real estate held for development or sale and cost of other revenue.

The Company decided to demolish certain sales center used for Park Plaza and wrote off $563,710, the carrying value of the sales center during the first quarter of fiscal 2014. The write down was recorded as write off of property on the interim condensed consolidated statements of operation.

Note 9 – Intangible Assets

The intangible assets consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Development right acquired (a)	$51,949,448	$53,345,648
Land use right acquired (b)	8,646,539	8,878,924
Construction license acquired (c)	1,211,017	1,243,565
	61,807,004	63,468,137
Accumulated amortization	(33,070,073)	(21,014,664)
Intangible assets, net	$28,736,931	$42,453,473

(a)	The development right for 487 acres of land in Baqiao Park was obtained from the acquisition of New Land in fiscal 2007. The intangible asset has a finite life. The development right will expire on June 30, 2016.

The Company acquired the land use right for the remaining parcel of Golden Bay project and recorded amortization of $12,553,872 during the first quarter of fiscal 2014 and capitalized this amount in the real estate held for development or sale. There was no amortization on development right during the first quarter of fiscal 2013.

The $12,553,872 amortization recorded was calculated by multiplying the $33,092,754 remaining carrying value of the development right immediately before this amortization by 37.94%, the percentage of profit expected to be realized from acquiring the land use right through the utilization of the development right over the total expected profit from acquiring land use rights through the utilization of the development right.

Upon the acquisition of Puhua's land use right in 2009, the Company recorded $4,665,592 of amortization on the development right and capitalized the amount in the real estate held for development or sale. The capitalized amortization amount is expensed as part of the cost of real estate sales as Puhua recognizes its real estate sales revenues under the percentage of completion method. For the three months ended March 31, 2014 and 2013, $39,089 and $213,471 of amortized development right capitalized in the Puhua project were expensed through cost of real estate sales, respectively.

(b)	The land use right was acquired through the acquisition of Suodi. The land use right certificate will expire in November 2048. The Company amortizes the land use right over 39 years starting from the date of acquisition. For the three months ended March 31, 2014 and 2013, the Company has recorded $56,468 and $55,367, respectively, amortization expense on land use right. The amortization was included in selling, general and administrative expenses. For the next five years, the Company will amortize approximately $220,000 annually on the land use right.

(c)	The construction license was acquired through the acquisition of Xinxing Construction. The construction license, which is subject to renewal every 5 years, is not amortized and has an indefinite estimated useful life because management believes it will be able to continuously renew the license in future years. The license is subject to renewal on January 1, 2016.

No impairment write-down was recognized for the three months ended March 31, 2014 and 2013 on the intangible assets.

Note 10 – Accrued Expenses

	March 31, 2014	December 31, 2013
Accrued expenses	$10,734,928	$14,071,352
Accrued interest on loans	4,940,538	3,368,189
Total	$15,675,466	$17,439,541

Note 11 – Loans from Employees

The Company has borrowed monies from certain employees to fund the Company’s construction projects. All loans from employees have a six month maturity period. These unsecured loans bear interest at 15% (December 31, 2013 – 15%) per annum and are available to all employees.

Included in these loans are loans from the Company’s executives:

	March 31, 2014	December 31, 2013
Chief financial officer	$1,447,783	$660,753
Chief operating officer	1,558,780	1,220,741
Total	$3,006,563	$1,881,494

Note 12 – Loans Payable

	March 31, 2014	December 31, 2013

Construction Bank of China
Annual interest is 105% of People’s Bank of China prime rate (6.15%). The loan is secured by the Park Plaza Phase I project and land use right. The repayment schedule is as follows: May 30, 2014 - $4,021,620 (RMB 25 million); November 30, 2014 - $6,434,592 (RMB 40 million); May 30, 2015 - $6,434,592 (RMB 40 million); November 30, 2015 - $9,651,889 (RMB 60 million), May 30, 2016 - $804,324 (RMB 5 million). The loan is also subject to certain repayment requirements based on percentage of sales contracts signed over total estimated sales amount of Park Plaza Phase I.	$27,347,017	$28,907,941

Bank of China, Macau Branch
Originally due on December 16, 2013 and extended to December 16, 2015, annual interest is based on 3-month LIBOR (“LIBOR”) rate plus 2.5%. The 3-month LIBOR rate at March 31, 2014 was 0.2341% (December 31, 2013 - 0.2442%), secured by $32,172,962 (RMB 200 million) of restricted cash.	31,000,000	31,000,000

Bank of Communication offshore branch
Due on November 13, 2015, annual rate is 2.9%, secured by $36,194,582 (RMB 225 million) of restricted cash.	30,000,000	30,000,000

Bank of China, Singapore Office
Due November 22, 2014, annual interest is based on 3-month LIBOR rate plus 1.55%. The 3-month LIBOR rate at March 31, 2014 was 0.2341% (December 31, 2013 - 0.2442%), secured by $32,172,962 (RMB 200 million) of restricted cash.	31,800,000	31,800,000

LUSO International Bank
The Company signed an agreement for a line of credit of $9.7 million with LUSO International Bank. The amount that can be withdrawn is limited to 97% of the restricted cash secured for the line of credit. The total amount will be due on March 27, 2015. As of December 31, 2013, the Company has drawn $7,761,153 from the line of $9.7 million which is 96.5% of $ 8,043,240 (RMB 50 million) restricted cash secured. Annual interest is based on the 12-month LIBOR rate plus 2.7%. The 12-month LIBOR rate at March 31, 2014 was 0.5571% (December 31, 2013- 0. 5795%).	7,761,153	7,761,153

Xi’an Xinxing Days Hotel & Suites Co., Ltd. (“Days Hotel”) (Note 19)
There are several loans from Days Hotel, including: $7,882,376 (RMB 49 million) due on June 30, 2014; $3,378,161 (RMB 21 million) due on October 20, 2014; $8,043,240 (RMB 50 million) due on November 13, 2014; $241,297 due on January 17, 2015 (RMB 1.5 million); $482,594 (RMB 3 million) due on March 6, 2015;$386,076 (RMB 2.4 million) due on March 10, 2015; and $643,459 (RMB 4 million) due on March 19, 2015. All Days Hotel loans have an annual interest rate of 20%.	21,057,204	19,905,182

Note 12 – Loans Payable (continued)

Shanghai XinYing Fund, LLC (“XinYing”)
Due August 7, 2014, annual interest is 9.6% and the effective annual interest rate is 27.16% due to related finance consulting fees (Note 18), secured by 100% ownership of Xinxing Construction’s shares, corporate guarantee from Tsining, Puhua, and the Company (Note19). The repayment schedule is as follows: June 1, 2014 - $1,608,648 (RMB 10 million); and August 7, 2014 – $19,303,777 (RMB 120 million).	20,912,425	21,474,470

Shenzhen Qianhai Dinghui Equity Investment Fund Partnership (“Dinghui”)
On March 22, 2013, the Company received $41,297,058 (RMB 250 million) from Dinghui to fund the acquisition of the land use rights for the Company’s Golden Bay project and/or other construction. The loan is due on March 21, 2015 with an annual interest rate of 20%.

In March 2014, the Company borrowed an additional $16,086,481 (RMB 100 million). The loan will be used to acquire the land use right for the Company’s head quarter (Note 18). The loan is due in March 2015 with an annual effective interest rate of 20%.

In connection with these loans, the Company transferred 49% of Fangzhou’s common shares to Dinghui in December 2012 as security for the loan. Dinghui will not participate in the decision making, operation and profit/loss sharing of Fangzhou. Once the land use right is obtained, the Company will use the land use right as a pledge for the loan and Dinghui will revert the transferred common shares of Fangzhou back to the Company. Since Golden Bay’s land use rights were acquired before March 31, 2014, the Company and Dinghui is in the process of reverting the transferred common shares of Fangzhou back to the Company. The land use right for the Company’s head quarter will also be pledged once it is acquired. The loans are also guaranteed by the Company and the Company’s President.	56,302,683	41,297,058

Bank of Communications
Annual interest is 120% of People’s Bank of China prime rate (6.15%). The loan is secured by a portion of the Puhua Phase III project and land use right. The repayment schedule is as follows: June 20, 2014 - $1,608,648 (RMB 10 million); December 20, 2014 - $6,434,592 (RMB 40 million); June 20, 2015 - $8,043,240 (RMB 50 million); and December 20, 2015 - $16,086,481 (RMB 100 million).	32,172,962	33,037,646

Bank of Xi’an, Weilai Branch
Annual interest is 130% People’s Bank of China prime rate (6.15%). The loan is secured by a portion of the Puhua Phase II project and land use right. The repayment schedule is as follows: June 21, 2014 - $4,825,944 (RMB 30 million); September 21, 2014 - $4,825,944 (RMB 30 million); December 21, 2014 - $8,043,240 (RMB 50 million); April 24, 2015 - $11,260,537 (RMB 70 million). The loan is also subject to certain repayment requirements based on percentage of sales contracts signed over total estimated sales amounts of Puhua Phase II.	28,955,666	29,733,882

Total	$287,309,110	$274,917,332

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

The $36.2 million of restricted cash corresponds to a $30 million loan from Bank of Communications offshore Branch; the $32.2 million of restricted cash corresponds to a $31 million loan from Bank of China, Macau Branch; the $32.2 million of restricted cash corresponds to a $31.8 million loan from Bank of China, Singapore Branch; and $8.04 million of restricted cash corresponds to a $7.76 million loan from LUSO International Bank. Except for the $7.76 million loan from LUSO International Bank, all these borrowings were incurred in Hong Kong to repay the mandatorily redeemable preferred shares of Prax except loan from LUSO International Bank, which were drawn to repay convertible debt. However, the majority of the Company’s cash resided in mainland China and to wire funds from mainland China to Hong Kong is subject to foreign exchange restrictions imposed by the PRC government. Thus, in order for the Company to repay its Hong Kong and oversea counterparties, the Company had to utilize the special lending facilities provided by major PRC banks and foreign financial institutions (i.e. JP Morgan and Bank of China) to allow the Company to borrow outside of mainland China using cash the Company has in mainland China as guarantees.

The loans payable balances were secured by certain of the Company’s real estate held for development or sale and land use rights with a carrying value of $147,886,101 at March 31, 2014 (December 31, 2013 - $151,078,309). The weighted average interest rate on loans payable as at March 31, 2014 was 9.55%(December 31, 2013 – 9.00%).

The loans from Bank of Xi’an, Weilai Branch and Construction Bank of China are subject to certain repayment terms based on certain percentage of units sold in Puhua Phase II and Park Plaza projects. Based on these repayment terms, Bank of Xi’an, Weilai Branch and Construction Bank of China can demand repayment of all remaining balances outstanding at any time.

Note 12 – Loans Payable (continued)

The principal repayment requirements over the following 2 years are as follows:

Due in 1 year	$202,179,388
1 – 2 years	85,129,722
Total	$287,309,110

Note 13 – Shareholders’ Equity

Common stock

During the three months ended March 31, 2014, the Company retired 966,666 shares of treasury stock. The excess of repurchase price over par of $2,398,995 is allocated entirely to retained earnings.

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

As of March 31, 2014, 736,652 of the 1,227,755 options vested. However, the options were not exercisable and forfeited because the performance conditions, based on the past two years’ performance, of the stock options were not met. There were no transactions with respect to the remaining 491,103 outstanding stock options for the three months ended March 31, 2014.

The following summarizes the weighted-average information about the outstanding stock options as at March 31, 2014:

Outstanding Stock Options
Exercise Price	Number	Average Remaining Contractual Life
$1.39	491,103	7.21 years

Stock-based compensation

The 1,227,755 stock options granted on June 13, 2011 have an estimated fair value of $1,316,911 for an average value of $1.04 to $1.10 per stock option using the CRR option pricing model with the following key assumptions:

June 13, 2011
Expected life	5.5-6.5 years
Expected volatility	95%
Risk-free interest rate	1.74% -2.1%
Dividend yield	0%

Related to these 1,227,755 stock options, compensation expense is recognized over the vesting period. During the three months ended March 31, 2014, compensation expense of $132,840 (March 31, 2013 - $97,537) was recognized in the interim condensed consolidated statements of income.

Treasury Stock

The Company approved a plan to repurchase up to $10 million of the Company’s common stock. The repurchase will be made from time to time at prevailing market prices, through open market purchases. There is no guarantee as to the exact number of shares that will be repurchased by the Company and the Company may discontinue purchases at any time when the Board of Directors determines additional repurchases are not warranted. The repurchase program will continue until $10 million of common stock is repurchased.

During the three months ended March 31, 2014, the Company repurchased 132,677 shares at an average price of $2.40 and the total cost of $318,589 was recorded as treasury stock.

In addition to the above share repurchase, the Company repurchased 1,166,369 shares during fiscal 2011 to 2013. As of March 31, 2014, the Company has repurchased 1,299,046 shares in total. The Company retired 966,666 shares of the 1,299,046 shares of treasury stock during the first quarter of fiscal 2014. The excess of repurchase price over par is allocated entirely to retained earnings.

Note 14 – Other Revenue

	For the three months ended
	March 31, 2014	March 31, 2013
Interest income	$1,114,065	$869,448
Rental income	245,695	221,195
Income from property management services	1,284,066	908,155
Construction contract income	2,965,507	9,093,314
Additional compensation received in connection with TangDu project(Note 7 (a))	612,912	-
Miscellaneous income	13,382	7,012
Total	$6,235,627	$11,099,124

Note 15- Segment Reporting

The Company has two reportable segments: Real Estate Development and Sales segment and Real Estate Construction segment. The Real Estate Development and Sales segment includes operating subsidiaries, Tsining, Puhua, New Land, Suodi, Fangzhou and Jiyuan, while the Real Estate Construction segment represents Xinxing Construction. These two segments offer different products and services. The reportable segments are managed separately because they produce distinct products and provide different services. The Company and its other subsidiaries, Manstate, Success Hill, Wayfast, Clever Advance, Gracemind, Treasure Asia and Xinxing Property are aggregated as All Other segment. The All Other segment includes revenue from property management services from Property and all head office expenses. None of these companies have ever met any of the quantitative thresholds for determining reporting segments.

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different skills and marketing strategies.

Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company’s interim condensed consolidated financial statements during the first three months of fiscal year 2014 and 2013 are as follows:

For the three months ended March 31, 2014:

	Real Estate			Adjustments
	Development			and
	and Sales	Construction	All Other	Eliminations		Consolidated
Revenues from external customers	$15,806,784	$2,965,507	$1,284,066	$-		$20,056,357
Intersegment revenues	-	4,394,865	-	(4,394,865	)(1)	-
Rental from external customers	223,720	21,975	-	-		245,695
Miscellaneous income (mainly interest income)	1,736,816	-	3,543	-		1,740,359
Total	$17,767,320	$7,382,347	$1,287,609	$(4,394,865)		$22,042,411

Interest expense	$1,385,165	$6,690	$2,675	$-		$1,394,530
Segment (loss) profit before taxes	$(557,137)	$5,698	$(47,050)	$(169,912	)(1)	$(768,401)
Total assets	$848,178,722	$81,485,867	$150,681,933	$(464,936,658	)(2)	$615,409,864

For the three months ended March 31, 2013:

	Real Estate			Adjustments
	Development			and
	and Sales	Construction	All Other	Eliminations		Consolidated
Revenues from external customers	$40,291,817	$9,093,314	$908,155	$-		$50,293,286
Intersegment revenues	-	2,285,687	-	(2,285,687	)(1)	-
Rental from external customers	198,041	23,154	-	-		221,195
Miscellaneous income (mainly interest income)	876,157	-	303	-		876,460
Total	$41,366,015	$11,405,155	$908,458	$(2,285,687)		$51,390,941

Interest expense	$1,438,338	$6,588	$1,860	$-		$1,446,786
Segment (loss) profit before taxes	$3,452,837	$473,609	$(29,326)	$109,514	(1)	$4,006,634
Total assets	$580,571,916	$82,524,483	$186,823,553	$(310,756,201	)(2)	$539,163,751

(1)	These represent revenues earned from construction services performed by Xinxing Construction for the Real Estate Development and Sales segment and its profits. They are eliminated upon consolidation.

(2)	The adjustment represents long-term investments in subsidiaries and inter-subsidiary balances eliminated upon consolidation.

Note 16 – Effect of Change in Estimates

Revisions in estimated gross profit margins related to revenue recognized under the percentage of completion method for projects under construction and met all revenue recognition criteria are made in the period in which circumstances requiring the revisions become known.

The Company did not make any revisions in estimated gross profit margins during the first quarter of 2014, so there was no change to gross profit and earnings per share during this period (March 31, 2013 - gross profit decreased by $746,542, both basic and diluted earnings per share decreased by $0.021) as a result of changes in estimates.

Note 17 – (Loss) Earnings per Share

(Loss) earnings per share for the three months ended March 31, 2014, and 2013 were determined by dividing net (loss) income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

All outstanding options have anti-dilutive effects on the (loss) earnings per share and were therefore excluded from the determination of the first quarter of fiscal 2014 and 2013 diluted earnings per share calculation.

Note 18– Commitments and Contingencies

The Company leases certain office space under various operating lease agreements with expiration dates in one year.

In connection with the loans borrowed from XinYing (Notes 12 and 19), the Company also signed a finance consulting agreement with XinYing whereby the Company is committed to pay consulting fees on a quarterly basis up to July 2015 for financing services provided.

The Company was committed to pay certain prepayments related to a land use right acquisition with unpaid balances of approximately $16.1 million. The balances are not due until the vendor removes the existing building on the land and changes the zoning status of the land use right certificate. Based on the current condition, the Company estimates that the balances will be paid in a year.

The Company successfully bid the land use right for the Company’s head quarter for approximately $14 million (RMB 87.1 million) during March 2014. The Company has made $11.3 million (RMB 70 million) prepayment in connection with this land use right. Therefore, it is required to pay the remaining $2.7 million (RMB 17.1 million) before closing the transaction.

All future payments required under the various agreements are summarized below:

	Payment due by period
Commitments and		Less than					After
Contingencies	Total	1 year	1-2 years	2-3 years	3-4 years	4-5 years	5 years
Operating leases	$53,622	$53,622	$-	$-	$-	$-	$-
Consulting fees	3,457,521	1,882,118	1,575,403	-	-	-	-
Land use rights – project	16,086,481	16,086,481	-	-	-	-	-
Land use right –head quarter	2,750,788	2,750,788	-	-	-	-	-
Total	$22,348,412	$20,773,009	$1,575,403	$-	$-	$-	$-

The Company from time to time has to renew certain real estate development licenses in the normal course of business. Management believes the Company will be able to continuously renew these licenses.

Note 19 – Related Party Transactions

One of the Company’s executive officers’ spouse owns 37.83% of the common stock of Days Hotel. During the three months ended March 31, 2014, the Company incurred $10,001 (March 31, 2013 - $34,168) in fees to Days Hotel. As of March 31, 2014, the Company has$16,726 (December 31, 2013 - $7,095) payable to Days Hotel.

The Company also has a total of $21,057,204 (RMB 130.9 million) loans payable to Days Hotel as at March 31, 2014 (December 31, 2013 - $19,905,182) (Note 12). For the three months ended March 31, 2014, the Company incurred $1,010,258 (March 31, 2013 - $1,237,011) in interest to Days Hotel and capitalized the amounts in real estate held for development or sales. As at March 31, 2014, the Company also had $624,197 (December 31, 2013 - $178,724) in interest payable to Days Hotel.

As at March 31, 2014, the Company also has a loan payable of $20,912,425 (RMB 130 million) (December 31, 2013 - $21,474,470) to Xinying (Note 12), in which an executive partner is the spouse of one of the Company’s executive officers. The Company incurred a total of $1,669,669 of interest expense and finance consulting fees to Xinying during the three months ended March 31, 2014 (March 31, 2013 - $1,303,932) and capitalized the amount in real estate held for development or sales. As at March 31, 2014, the Company had $55,767 (December 31, 2013 - $57,265) in interest payable to Xinying.

Note 20 – Subsequent Events

The Company borrowed $22,500,000 from Bank of Communication, Offshore Branch in April 2014 to repay part of the $31 million loan from Bank of China, Macau Branch. This new loan is due in March 2016 and bears an interest rate of 6 month LIBOR plus 2.8%. The loan is also subject to a 0.7% financing fee.

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

The unaudited interim condensed consolidated financial statements are based on accounting principles that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. They do not include certain footnote disclosures and financial information normally included in annual consolidated financial statements prepared in accordance with GAAP and, therefore, should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s 2013 Annual Report.

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

The following summarizes the components of real estate inventories as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Real estate projects completed and held for sale
Junjing I	$1,777,791	$1,842,556
Gangwan	9,581	9,839
Junjing III	1,024,980	1,284,724
Puhua Phase I	6,559,955	7,128,395
Puhua Phase II – West Regionand New Coastal Line	7,423,501	7,643,245
Real estate completed and held for sale	16,795,808	17,908,759

Real estate projects held for development
Puhua Phase II (East Region), III and IV	95,060,927	92,388,308
Park Plaza	71,272,453	72,536,513
Golden Bay	132,934,038	77,997,482
Jiyuan	20,694,309	21,835,276
Other	6,476,460	6,629,575
Construction Materials	92,891	178,899
Real estate held for development	326,531,078	271,566,053

Total real estate held for development or sale	$343,326,886	$289,474,812

Intangible assets

The intangible assets consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Development right acquired (a)	$51,949,448	$53,345,648
Land use right acquired (b)	8,646,539	8,878,924
Construction license acquired (c)	1,211,017	1,243,565
	61,807,004	63,468,137
Accumulated amortization	(33,070,073)	(21,014,664)
Intangible assets, net	$28,736,931	$42,453,473

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

The following table summarizes the information and assumptions used by the Company to amortize the Intangible at the time LURs were acquired. The table also includes forward looking information that may be used by the Company for future amortization when future LURs are obtained:

	2007		2009		2013		2014		2015
	Land Sale		Puhua		Golden Bay A		Golden Bay B		Textile City
Acre (gross)	31		79		17.5	(3)	17.1	(3)	29.7	(4)
Gross Profit* from Intangible Agreement (numerator – in millions)	$16.5		$63.7		$15.2	(3)	14.5	(3)	23.7	(4)
Total Estimated Gross Profit* (Denominator – in millions)	$701	(1)	$701	(1)	$133.6	(5)	$133.6	(5)	$133.6	(5)
Percentage	2.4	%(1)	9.3	%(2)	24.96	(5)	23.79	(5)	38.92	(5)

* Gross profit referred to the price difference between the estimated fair market value of the LUR and the estimated preferred acquisition price.

* The Intangible’s economic benefits are consumed as the LURs are acquired and the bidding priority and preferred prices are realized. As such, we follow ASC 350-30-35-6 to amortize the Intangible by amortizing the Intangible in a way that considers the identification of the profit on each LUR, which is between the preferred LUR acquisition price and market price of the LUR. The acquisition price and market price of the LURs are the function of the acreage of the LUR acquired, locations and trend of Xian surrounding land use right value. The overall profit from the Puhua project or any other future projects under the Intangible require additional work and conditions such as: construction licenses, goodwill in the real estate industry, planning and actual construction works. However, none of these are directly related to the realization of profit from the Intangible.

1)	When the Company entered into the New Land acquisition in March 2007, it was the Company’s intention to sell part of the land and retain the remaining portion for our own projects. We estimated the total cost and gross profit based on the then current market conditions and determined that the total estimated profit from utilizing the Intangible would be approximately $168.9 million. As a result of the dedication by the Xi’an government to develop the Baqiao District, the real estate price increased substantially. We were able to sell 31 acre of land at $28 million and realized a gross profit of approximately $16.5 million, representing about 58% gross margin. Based on the high margin that we were able to realize through the LUR sale, we revised our estimated gross profit from $168.9 million to $701 million at the 2007 year end. The gross profit from this land sale was calculated as 2.4% of the total estimated gross profit from the whole 487 acre project. $1.2 million (2.4%) of the Intangible was amortized through the Company’s consolidated statement of operations.

2)	During 2009, we acquired the LUR of a 79 acre parcel of land for the Puhua project for $46 million and the estimated fair market value was $109 million based on the $30 million invested by Prax for the 25% interest in the Puhua project, although at that time we had only just acquired the LUR. The $63 million gross profit was determined as 9.25% of the total estimated gross profit at the time of Puhua LUR acquisition and $4.6 million (9.25%) of the Intangible was amortized and capitalized into real estate held for development or sale, specifically, the construction in progress (“CIP”) of Puhua. As revenue is recognized on the percentage of completion basis, the CIP (including the Amortized Intangible) is expensed through cost of real estate sales based on the same percentage of completion revenue recognition calculation.

In each of years 2010 through 2013, the Amortized Intangible that was included in the cost of real estate sales are as follows:

• 2010 – $461,819 (or 3.12 million RMB)

• 2011 – $547,876 (or 3.54 million RMB)

• 2012 – $645,264 (or 4.07 million RMB)

• 2013 – $602,581 (or 3.70 million RMB)

• 2014Q1 – $39,089 (or 0.24 million RMB)

3)	In December 2013 and March 2014, the Company acquired the land of Golden Bay A and Golden Bay B projects, which were 17.5 and 17.1 acres, respectively. According to the market condition around this project, the gross profit margin, which is defined as the estimated profit divided by the fair value of the LUR, of the land of Golden Bay was determined as 30%.The gross profit of Golden Bay A and Golden Bay B was estimated to be $15.2 million and $14.5 million, respectively.

4)	In December 2010, we signed a preliminary contract with the government disclosing our intention to acquire an additional 29.7 acre tract of land of Textile City. We estimate that we may obtain the land use right for this piece of land during the second half of 2015. The estimated bidding price should be 10 percent higher than the price of Golden Bay because of the increase of market selling price. The gross profit margin of Textile City was determined as 20 percent because it is not located in a prime location like the Golden Bay project.

5)	After the acquisition of the land of Golden Bay and Textile City, there are still 313 acres available for the Company to develop in the Baqiao area. But since we don’t have specific plan on when this land will be available for purchase, we determined to amortize the remaining intangible asset to the Golden Bay and Textile City projects. The amortization schedule will be updated when any new project in this area arises. According to the gross profit margin of the Golden Bay and Textile City, the total gross profit of these two projects was determined to be $53 million. The total gross profit of the five pieces of land will be $133.6 million. The Company acquired Golden Bay B’s land use right and recorded amortization of $12,553,872 during the first quarter of 2014 and capitalized this amount in the real estate held for development or sale. The $12,553,872 amortization recorded was calculated by multiplying the $33,092,754 remaining carrying value of the development right immediately before this amortization by 37.94%, the percentage of profit expected to be realized from acquiring the land use right through the utilization of the development right over the total expected profit from acquiring land use rights through the utilization of the development right.

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

(b) The land use right was acquired through the acquisition of Suodi. The land use right certificate will expire in November 2048. The Company amortizes the land use right over 39 years starting from the date of acquisition. For the three months ended March 31, 2014 and 2013, the Company has recorded $56,468 and $55,367, respectively, amortization expense on land use right. The amortization was included in selling, general and administrative expenses. For the next five years, the Company will amortize approximately $220,000 annually on the land use right.

(c) The construction license was acquired through the acquisition of Xinxing Construction. The construction license, which is subject to renewal every 5 years, is not amortized and has an indefinite estimated useful life because management believes it will be able to continuously renew the license in future years. The license is subject to renewal on January 1, 2016.

The Company evaluates its intangible asset for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Based on the discounted estimated future cash flows, the Company will record a write-down for impairments if the discounted cash flows are over the carrying value of the intangible asset. No impairment write-down was recognized for March 31, 2014 and 2013.

Deposits on land use rights

	March 31, 2014	December 31, 2013
Deposits on land use rights	27,507,078	59,155,165

Deposits on land use right as at March 31, 2014 mainly includes the $11.3 million (RMB 70 million) deposit for the land of the head office building and $16.1 million (RMB 100 million) deposit for the land of Textile City project.

The Company conducts regular reviews of the deposits on land use rights. After review and assessment, the Company concluded that there was no impairment to the carrying value of the deposits and therefore no write-down was required.

Property, Plant and equipment Assets held for sale

The total rental income (cash inflow) from leasing the Tsining JunJing I commercial retail property was $0.2 million (RMB 1.3 million) during first quarter of 2014 compared with $0.2 million (RMB 1.2 million) during the same period of 2013. Based on the $0.2 million (RMB 1.3 million) of net cash receipts in the first quarter of 2014, it will take the Company approximately 12 years to recover the $9.97 million (RMB 62 million) carrying value of the asset. There was no cash outflow in connection with the maintenance and repair of the property. The annual amortization of this property is RMB 3 million (non-cash item) per year over 30 years.

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

Material trends and uncertainties that may impact continuing operations

Changes in national and regional economic conditions, as well as local economic conditions where we conduct our operations and where prospective purchasers of our homes live, may result in more caution on the part of homebuyers and consequently fewer home purchases. According to E House (China) Real Estate Research Institute the average residential sale price in Xi’an city was stable in the quarter ended March 31, 2014. The average sale price decreased to 7,333 RMB per square meter (approximately US$ 1,202 per square meter) from 7,418 RMB in the same period of 2013, representing about 1.1% year-to-year decrease.

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

As of March 31, 2014, we had $14,935,316 of cash, compared to $21,320,071 as of December 31, 2013, a decrease of $6,384,755.

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

Expand into Other Tier II and Tier III Cities. We believe our proven business model and expertise can be replicated in other Tier II and Tier III cities, especially in western China. For example, in 2011, we entered into the Ankang city market for a residential project. Furthermore, we have identified certain other cities that possess attractive replication dynamics. The Ankang project started pre-sales during the fourth quarter of 2012. However, we did not recognize its revenue until certain criteria are met in 2013. As of March 31, 2014, contract sales for the Ankang project totaled $37.7 million.

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

Our Property Projects

We provide three fundamental types of real estate developments:

•	High-rise apartment buildings, typically 19 to 33 stories, usually constructed of steel-reinforced concrete, that are completed within approximately 24 months of securing all required permits.
•	Mid-rise apartment buildings, typically 7 to 18 stories, usually constructed of steel-reinforced concrete, that are completed within approximately 12 to 18 months of securing all required permits.
•	Low-rise apartment buildings and villas, typically 2 to 6 stories, often constructed of steel-reinforced concrete, that are completed within approximately 12 months of securing all required permits.

Our projects can be classified into one of four stages of development:

•	Projects in planning, which include projects for which we have purchased the development and or land use rights for parcels of land as part of our project development pipeline. The completion of projects on these sites is subject to adequate financing, approval of permits, receipt of licenses and certain market conditions;
•	Projects in process, which include developments where we have typically secured the development and land use rights, and where the site planning, architecture, engineering and infrastructure work is in progress;
•	Projects under construction, where the building construction has started but has not yet been completed; and
•	Completed projects with units available for sale, where the construction has been finished and most of the units in the buildings have been sold or leased.

Projects Under Construction

Project Name	Type of Projects	Actual or Estimated Construction Period	Actual or Estimated Pre- sale Commencement Date	Total Site Area (m2 )	Total Gross Floor Area (m2 )	Sold GFA by March 31, 2014 (m2 )
Puhua Phase Two – East Region	Multi-Family residential & Commercial	Q2/2010 – Q3/2015	Q2/2010	38,447	119,311	25,329

Ankang Project-Phase I	Multi-Family residential & Commercial	Q2/2012 – Q2/2015	Q4/2012	28,091	124,919	74,599

Park Plaza-Phase I	Multi-Family residential & Commercial	Q1/2012 - Q2/2015	Q1/2013	34,000	107,060	49,252

Puhua Phase Three	Multi-Family residential & Commercial	Q2/2012 – Q3/2015	Q1/2013	30,600	129,049	67,937

Puhua Phase Four	Multi-Family residential & Commercial	Q1/2014 - Q4/2017	Q3/2014	61,087	N/A	6,013

Project Name	Total Number of Units	Number of Units sold by March 31, 2014	Estimated Revenue ($ millions)	Contracted Revenue by March 31, 2014 ($ millions)	Recognized Revenue by March 31, 2014 ($ millions)

Puhua Phase Two – East Region	921	512	126.2	25.4	19.5
Ankang Project-Phase I	968	559	95.2	37.7	23.4
Park Plaza-Phase I	690	478	140.8	73.7	67.8
Puhua Phase Three	1,899	557	115.8	57.9	42.6
Puhua Phase Four	N/A	60	N/A	6.0	-

Puhua Phase Two-East Region: East Region consists of 8 residential buildings and 3 commercial buildings. Total estimated revenue of Puhua Phase Two – East Region is $126.2 million. Total GFA of the project is expected to reach 119,311 square meters. Puhua Phase Two – West Region was completed in the fourth quarter of 2012 and New Coast Line was completed in the fourth quarter of 2013.

Ankang Projetc-phase I: The Ankang project-Phase I is located in Ankang city, which is approximately 260 kilometers south of Xi’an in China’s Shaanxi Province. The project consists of residential buildings and a commercial area. Construction started in the second quarter of 2012, and presales started in the fourth quarter of 2012, but because it did not meet revenue recognition criteria, we were unable to recognize any revenue until the first quarter of 2013. Total GFA of the project is expected to reach 124,919 square meters. Total projected revenue is estimated to be $95.2 million.

Park Plaza-phase I: In July 2009, the Company entered into a Letter of Intent to acquire 44,250 square meters of land in the center of Xi’an for the Park Plaza project. In March 2011, the Company officially acquired the land use right for Park Plaza. The Company intends to develop a large mid-upper income residential and commercial project on this site, with a gross floor area of 107,060 square meters. The four-year construction of Park Plaza started in the second quarter 2012. We have started revenue recognition since the first quarter of 2013. The total revenue from Park Plaza is estimated to be $140.8 million.

Puhua Phase Three: Puhua Phase Three project covers 30,600 square meters with a total GFA of 129,049 square meters. We have started pre-sale of Puhua Phase Three during the first quarter of 2013 and started recognizing revenues based on the percentage of completion method.

Puhua Phase Four: The construction and pre-sale of Puhua Phase Four were started in the first quarter of 2014. We haven’t recognized revenue since the criteria have not been met yet. The detailed design and planning work has not been finished, so the estimated area and revenue is to be determined as at March 31, 2014.

Projects under planning and in process

Project Name	Type of Projects	Estimated Construction Period	Estimated Pre-sale Commencement	Total Site Area (m2 )	Total GFA (m2 )	Total Number of Units

Baqiao New Development Zone	Multi-Family residential & Commercial	2009- 2020	N/A	N/A	N/A	N/A

Golden Bay	Multi-Family residential & Commercial	Q2/2013 – Q4/2018	Q4/2014	94,829	326,494	N/A

Textile City	Multi-Family residential & Commercial	Q3/2015 – Q4/2020	Q2/2016	433,014	630,000	N/A

Park Plaza- Phase II	Multi-Family residential & Commercial	Q2/2014 – Q4/2015	Q3/2014	10,000	60,057	N/A

Ankang Project- Phase II	Multi-Family residential & Commercial	Q2/2014 – Q4/2016	Q3/2014	46,728	207,794	N/A

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

Golden Bay: The Golden Bay project is located within the Baqiao project, with a total GFA of 326,494 square meters. The Golden Bay project will consist of residential buildings as well as a commercial area. Construction was started in the third quarter of 2013, and we expect to begin accepting pre-sale purchase agreements in the fourth quarter of 2014. The Company has obtained the land use right from the government in December 2013 and March 2014. Total price of the land was RMB 420 million ($69.4 million).

Textile City: The Textile City project is located within the Baqiao New Development Zone. The project consists of residential buildings and a commercial area. We expect to obtain the land and start construction in the third quarter of 2015, and the entire project will take five years.

Park Plaza Phase II: Park Plaza Phase II will consist of residential buildings as well as a commercial area. We expect to start construction in the second quarter of 2014 and begin pre-sale in the third quarter of 2014.

Ankang project-Phase II: Ankang project Phase II will consist of residential buildings as well as a commercial area. We expect to start construction in the second quarter of 2014 and begin pre-sale in the third quarter of 2014.

Major Completed Projects with Units Available for Sale

Project name	Type of Projects	Completion Date	Total Site Area (m2 )	Total GFA (m2 )	Total Number of Units	Number of Units sold by March 31, 2014
Puhua Phase Two – West Region	Multi-Family residential & Commercial	Q4/2012	53,595	100,450	666	658
Puhua Phase One	Multi-Family residential & Commercial	Q4/2012	47,600	137,137	858	844
JunJing III	Multi-Family residential & Commercial	Q4/2012	8,094	52,220	531	531
JunJing II Phase One	Multi-Family residential & Commercial	Q4/2009	39,524	142,214	1,215	1,211
JunJing I	Multi-Family residential & Commercial	Q3/2006	55,588	167,931	1,671	1,668

Puhua Phase One: Puhua Phase One is one of Puhua’s four phases. The project was completed in the fourth quarter of 2012. As of March 31, 2014, we have recognized $110.7 million in revenue.

Puhua Phase Two – West Region and New Coastal Line: Puhua Phase Two – West Region consists of four buildings. The region was completed in the fourth quarter of 2012 and New Coast Line was completed in the fourth quarter of 2013. As of March 31, 2014, we have recognized $109.4 million in revenue.

Junjing III: Junjing III is located near our Junjing II project and the city expressway. It has a GFA of about 52,220 square meters. The project consists of three high rise buildings, each 28 to 30 stories high. The project is targeting middle to high income customers who require a high quality living environment and convenient transportation to the city center. We started construction during the fourth quarter of 2010 and pre-sales began during the fourth quarter of 2011. The project was completed in the fourth quarter of 2012. As of March 31, 2014, we have recognized $52.7 million in revenue.

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

CONSOLIDATED OPERATING RESULTS

Three Months Ended March 31, 2014 Compared With Three Months Ended March 31, 2013

Revenues

Our revenues are mainly derived from the sale of residential and commercial units and buildings, infrastructure work we perform for the local government and land development projects in the Baqiao area. In the first quarter of 2014, most of our revenues came from the Puhua Phase Three and Park Plaza projects.

	Three Months	Three Months
	Ended	Ended
Revenues by project:	March 31,2014	March 31, 2013
US$
Project Under Construction
Puhua Phase Two East Region	1,872,393	2,164,130
Puhua Phase Three	2,663,265	15,917,635
Park Plaza	4,984,679	18,190,397
Ankang Project	5,269,189	-
Projects Completed
Puhua Phase Two West Region & New Coastal Line	(56,642)	3,259,941
JunJing III	396,809	109,970
Puhua Phase One	677,091	649,744
Revenues from the sale of properties	$15,806,784	$40,291,817

The following table summarizes details of our most significant projects under construction during the first quarter of 2014:

	Three Months	Three Months
	Ended	Ended
Revenues by project:	March 31, 2014	March 31, 2013
US$
Project Under Construction
Puhua Phase Two East Region contract sales (includes New Coastal Line in three months ended March 31, 2013)	$1,919,787	$607,076
Revenue	$1,872,393	$2,164,130
Total gross floor area (GFA) available for sale	119,311	160,640
GFA sold during the period	1,515	632
Remaining GFA available for sale	93,982	126,496
Percentage of completion	72.8%	56.1%
Percentage GFA sold during the period	1.3%	0.4%
Percentage GFA sold to date	21.2%	21.3%
Average sales price per GFA	$1,267	$961

Puhua Phase Three contract sales	$1,963,774	$36,469,024
Revenue	$2,663,265	$15,917,635
Total gross floor area (GFA) available for sale *	129,049	129,300
GFA sold during the period	1,788	48,902
Remaining GFA available for sale	60,508	80,398
Percentage of completion	67.5%	36.6%
Percentage GFA sold during the period	1.4%	37.8%
Percentage GFA sold to date	53.1%	37.8%
Average sales price per GFA	$1,098	$746

Park Plaza-Phase I contract sales	$3,937,986	$30,152,026
Revenue	$4,984,679	$18,190,397
Total gross floor area (GFA) available for sale (includes Phase II in three months ended March 31, 2013)	107,060	149,822
GFA sold during the period	2,811	22,151
Remaining GFA available for sale	53,806	127,671
Percentage of completion	87.1%	53.1%
Percentage GFA sold during the period	2.6%	14.8
Percentage GFA sold to date	49.7%	14.8
Average sales price per GFA	$1,401	$1,361
Ankang Project-Phase I contract sales	$5,184,245	$-
Revenue	$5,269,189	$-
Total gross floor area (GFA) available for sale	124,919	-
GFA sold during the period	7,860	-
Remaining GFA available for sale	64,566	-
Percentage of completion	46.6%	-%
Percentage GFA sold during the period	6.3%	-
Percentage GFA sold to date	48.3%	-
Average sales price per GFA	$660	$-

*Difference in total GFA available for sale is due to addition of a new building and or modification to floor plans.

Revenues from projects under construction

Puhua Phase Two – East Region: consists of 12 middle-rise and high-rise buildings and Garden Houses with total expected revenues of approximately $126 million. During the first quarter of 2014, we secured $1,919,787 million contract sales and recognized $1,872,393 million revenue.

Puhua Phase Three: Puhua Phase Three project covers 30,600 square meters with a total GFA of 129,049 square meters. We started pre-sale of Puhua Phase Three during the first quarter of 2013. The contract revenue for Puhua Phase Three was $1.96 million and we recognized $2.7 million during the first quarter of 2014based on the percentage of completion method.

Park Plaza-Phase I: In July 2009, the Company entered into a letter of intent to acquire 44,250 square meters of land in the center of Xi’an for the Park Plaza project. In March 2011, the Company officially acquired the land use right for Park Plaza. The Company intends to develop a large mid-upper income residential and commercial project on this site, with a GFA of 107,060 square meters. The four-year construction of Park Plaza started in the second quarter 2012. The contract revenue was $3.9 million and we recognized $5 million during the first quarter of 2014 based on the percentage of completion method.

Ankang Project-Phase I: The Ankang project-Phase I is located in Ankang city, which is approximately 260 kilometers south of Xi’an in China’s Shaanxi Province. The project consists of residential buildings and a commercial area. Construction started in the second quarter of 2012 and presales started in the fourth quarter of 2012. The contract revenue was $5.2 million and we recognized $5.3 million during the first quarter of 2014 based on the percentage of completion method.

Revenues from projects completed

The revenue from completed projects totaled $1,017,258 for the three months ended March 31, 2014, compared to $4,019,655 during the same period of 2013. Revenues from projects completed in the first quarter of 2014 were much less than those during the period of 2013, as we had cleared most of our inventories of our completed projects by the end of 2013.

Other Revenue

Other income includes property management fees, rental income, revenues from construction of low income residential building for the Ankang government, the gain/loss from disposal of fixed assets and construction work third parties. We recognized $6,235,627 in other income for the three months ended March 31, 2014 compared with $11,099,124 in the same period of 2013. The increase can be explained by the following table, which summarizes the breakdown of the other income and the changes during the three months ended March 31, 2014 and 2013:

	For the three months ended
	March 31, 2014	March 31, 2013
Interest income	$1,114,065	$869,448
Rental income	245,695	221,195
Income from property management services	1,284,066	908,155
Construction contract income	2,965,507	9,093,314
Miscellaneous income	626,294	7,012
Total	$6,235,627	$11,099,124

The decrease of construction contract income is due to that the construction of low income residential buildings for the Ankang government by Xinxing Construction was almost completed in 2013.

Cost of real estate sales

The cost of real estate sales in the three months ended March 31, 2014 decreased 62 percent to $12,716,886 compared with $33,086,100 in the same period of 2013. The decrease in cost is associated with decreased revenue as revenue from Puhua Phase III and Park Plaza decrease significantly during the first quarter, 2014.

Gross profit and profit margin

Gross profit in the three months ended March 31, 2014 was $5,316,068, representing a 39 percent decrease from $8,768,942 in the same period of 2013. The gross profit margin for the three months ended March 31, 2014 was 24.1 percent compared with 17.1 percent in the same period of 2013. The decrease gross profit was in line with the decrease in revenue and cost. The increase of gross profit margin was due to the adjustment of total estimate cost that the Company recorded the accumulated impact in the first quarter of 2013.

The Company did not make any revision in estimated gross profit margins during the first quarter of 2014, so there was no change to gross profit and earnings per share during this period (March 31, 2013 - gross profit decreased by $746,542, both basic and diluted earnings per share decreased by $0.021) as a result of changes in estimates.

Additionally, the Company initiated a group purchase sale on our Puhua Phase Three project at a discounted selling price during the first quarter of 2013 which also reduced the gross margin of that period. Furthermore, Xinxing Construction had more revenue recognized during the first quarter of 2013 and the margin from the construction segment was much lower than the margin from real estate sales.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2014 increased 26 percent to $3,989,482 from $3,158,003 in the same period of 2013. Such increase was primarily due to increased advertising expenses during the first quarter of 2014 and increased employee salary expenses, which contributed to the higher administrative expenses. SG&A accounted for 18 percent of total revenue in the first quarter of 2014 compared to 6.1 percent for the same period in 2013. The increase in SG&A to total revenue is primarily due to the decrease in revenue.

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

Compensation expense for stock options is recognized over the vesting period. During the three months ended March 31, 2014, compensation expense of $132,840 (March 31, 2013 - $97,537) was recognized in the unaudited interim condensed consolidated statements of income.

Other expenses

Other (income) expenses mainly consists of late delivery settlements, maintenance costs and some miscellaneous income. Other (income) expenses in the three months ended March 31, 2014 were $3,907 compared with $59,982 in the same period of 2013. This amount is miscellaneous expenses from projects of Tsining.

Financing expense

Financing expense in the three months ended March 31, 2014 decreased to $1,394,530 from $1,446,786 in the same period of 2013. Bank of China Macau Branch, Bank of China Singapore Branch and Bank of Communication offshore branch, which were drawn to repay mandatorily redeemable non-controlling interest in Subsidiaries and the loans from LUSO International Bank, which were drawn to repay convertible debt.

Provision for income taxes

The $17,036 provision for income taxes for the three months ended March 31, 2014 decreased from $1,198,003 for the three months ended March 31, 2013 because of the sharp decrease of net profit in the first quarter of 2014.

Net income

Net income for the three months ended March 31, 2014 decreased 127 percent to $(774,053) compared to $2,873,266 in the same period of 2013. The decrease in net income was mainly due to decreased total revenue.

Basic and diluted earnings per share

Both the basic earnings per share and diluted earnings per share were $(0.02) in the three months ended March 31, 2014, compared to $0.08 in the same period of 2013. The number of shares outstanding did not change significantly from year to year.

Common shares used to calculate basic and diluted EPS

The weighted average shares outstanding used to calculate both the basic earnings per share and diluted earnings per share were 34,518,158 shares in the three months ended March 31, 2014 and 35,086,599 shares in the same period of 2013.

Foreign exchange

The company operates in China and the functional currency is the Chinese Renminbi (“RMB”) but the reporting currency is the U.S. dollar, based on the exchange rate of the two currencies. The fluctuation of exchange rates during the three months ended March 31, 2014 and the same period of 2013, when translating the operating results and financial positions at different exchange rates, created the accrued gain (loss) on foreign exchange. The loss on foreign exchange in the three months ended March 31, 2014 was $6,511,663, compared with a gain of $728,045 in the same period of 2013.

Cash flow discussion

There was a net cash outflow of $5,893,284 during the three months ended March 31, 2014 compared to a net cash inflow of $41,464,486 cash outflow during the same period of 2013.

Operating activity cash outflow was $30,614,240 in the three months ended March 31, 2014, compared to operating cash inflow of $541,433 in the same period of 2013. The change in operating cash flow in the first quarter of 2014 was mainly due to the increase of real estate investment and payment to government for deposit of land use right.

There was a cash outflow of $382,635 for investing activities for the three months ended March 31, 2014, compared to investing cash outflow of $632,764 for the same period of 2013. The cash outflow resulted from the cost happened to the new head office building.

There was a cash inflow of $25,103,591 for financing activities for the three months ended March 31, 2014 compared with $41,555,817 of financing cash inflow in the same period of 2013 due to less borrowing during the first quarter of 2014.

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

The ratio of receivables to sales was 186% as of March 31, 2014 and 84% as of March 31, 2013. The change in ratio of receivables to sales does not represent the deterioration in the credit quality of our receivables or a change in our revenue recognition policies. In general, the Company does not recognize revenues until all permits including pre-sales permits are obtained. Other than the down payments made by customers upon the signing of the sales agreements, most of the balances from the sales are receivable through mortgage financings. Usually, the mortgage approval process ranges from two month to six months, depending on the bank’s credit limit and customer credit worthiness. Account receivables are determined by bank mortgage approval process. The longer the banks take to approve customer mortgages, the greater our account receivables are.

Debt leverage

Total debt consists of loans from employees and loans payable.

Total debt outstanding as of March 31, 2014 was $317.6 million compared with $300.7 million on December 31, 2013. Net debt outstanding (total debt less cash and restricted cash) as of March 31, 2014 was $191 million compared with $161.8 million on December 31, 2013. The Company’s net debt as a percentage of total capital (net debt plus shareholders’ equity) was 60 percent on March 31, 2014 and 54 percent on December 31, 2013, which mainly resulted from additional debt financing for the next 12 months. Consequently, the ratio of net debt as a percentage of total capital increased as of March 31, 2014 compared with December 31, 2013.

Liquidity and capital resources

The Company leases certain office space under various operating lease agreements with expiration dates in one year.

In connection with the loans borrowed from XinYing, the Company also signed a finance consulting agreement with XinYing whereby the Company is committed to pay consulting fees on a quarterly basis up to July 2015 for financing services provided.

The Company was committed to pay certain prepayments related to a land use right acquisition with unpaid balances of approximately $16.1 million. The balances are not due until the vendor removes the existing building on the land and changes the zoning status of the land use right certificate. Based on the current condition, the Company estimates that the balances will be paid in a year.

The Company successfully bid the land use right for the Company’s head quarter for approximately $14 million (RMB 87.1 million) during March 2014. The Company has made $11.3 million (RMB 70 million) prepayment in connection with this land use right. Therefore, it is required to pay the remaining $2.7 million (RMB 17.1 million) before closing the transaction.

All future payments required under the various agreements are summarized below:

	Payment due by period
Commitments and		Less than					After
Contingencies	Total	1 year	1-2 years	2-3 years	3-4 years	4-5 years	5 years
Operating leases	$53,622	$53,622	$-	$-	$-	$-	$-
Consulting fees	3,457,521	1,882,118	1,575,403	-	-	-	-
Land use rights – project	16,086,481	16,086,481	-	-	-	-	-
Land use right –head quarter	2,750,788	2,750,788	-	-	-	-	-
Total	$22,348,412,	$20,773,009	$1,575,403	$-	$-	$-	$-

The Company from time to time has to renew certain real estate development licenses in the normal course of business. Management believes the Company will be able to continuously renew these licenses.

Loans payable

Loans represent amounts due to various banks. These loans generally can be renewed with the banks when they expire. Loans as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013

Construction Bank of China
Annual interest is 105% of People’s Bank of China prime rate (6.15%). The loan is secured by the Park Plaza Phase I project and land use right. The repayment schedule is as follows: May 30, 2014 - $4,021,620 (RMB 25 million); November 30, 2014 - $6,434,592 (RMB 40 million); May 30, 2015 - $6,434,592 (RMB 40 million); November 30, 2015 - $9,651,889 (RMB 60 million), May 30, 2016 - $804,324 (RMB 5 million). The loan is also subject to certain repayment requirements based on percentage of sales contracts signed over total estimated sales amount of Park Plaza Phase I.	$27,347,017	$28,907,941

Bank of China, Macau Branch
Originally due on December 16, 2013 and extended to December 16, 2015, annual interest is based on 3-month LIBOR (“LIBOR”) rate plus 2.5%. The 3-month LIBOR rate at March31, 2014 was 0.2341% (December 31, 2013 - 0.2442%), secured by $32,172,962 (RMB 200 million) of restricted cash.	31,000,000	31,000,000

Bank of Communication offshore branch
Due on November 13, 2015, annual rate is 2.9%, secured by $36,194,582 (RMB 225 million) of restricted cash.	30,000,000	30,000,000

Bank of China, Singapore Office
Due November 22, 2014, annual interest is based on 3-month LIBOR rate plus 1.55%. The 3-month LIBOR rate at March 31, 2014 was 0.2341% (December 31, 2013 - 0.2442%), secured by $32,172,962 (RMB 200 million) of restricted cash.	31,800,000	31,800,000

LUSO International Bank
The Company signed an agreement for a line of credit of $9.7 million with LUSO International Bank. The amount that can be withdrawn is limited to 97% of the restricted cash secured for the line of credit. The total amount will be due on March 27, 2015. As of December 31, 2013, the Company has drawn $7,761,153 from the line of $9.7 million which is 96.5% of $ 8,043,240 (RMB 50 million) restricted cash secured. Annual interest is based on the 12-month LIBOR rate plus 2.7%. The 12-month LIBOR rate at March 31, 2014 was 0.5571% (December 31, 2013- 0. 5795%).	7,761,153	7,761,153

Xi’an Xinxing Days Hotel & Suites Co., Ltd. (“Days Hotel”) (Note 19)
There are several loans from Days Hotel, including: $7,882,376 (RMB 49 million) due on June 30, 2014; $3,378,161 (RMB 21 million) due on October 20, 2014;$8,043,240 (RMB 50 million) due on November 13, 2014; $241,297 due on January 17, 2015 (RMB 1.5 million); $482,594 (RMB 3 million) due on March 6, 2015;$386,076 (RMB 2.4 million) due on March 10, 2015; and $643,459 (RMB 4 million) due on March 19, 2015. All Days Hotel loans have an annual interest rate of 20%.	21,057,204	19,905,182

Shanghai XinYing Fund, LLC (“XinYing”)
Due August 7, 2014, annual interest is 9.6% and the effective annual interest rate is 27.16% due to related finance consulting fees (Note 18), secured by 100% ownership of Xinxing Construction’s shares, corporate guarantee from Tsining, Puhua, and the Company (Note 19). The repayment schedule is as follows: June 1, 2014 - $1,608,648 (RMB 10 million); and August 7, 2014 – $19,303,777 (RMB 120 million).	20,912,425	21,474,470

Shenzhen Qianhai Dinghui Equity Investment Fund Partnership (“Dinghui”)
On March 22, 2013, the Company received $41,297,058 (RMB 250 million) from Dinghui to fund the acquisition of the land use rights for the Company’s Golden Bay project and/or other construction. The loan is due on March 21, 2015 with an annual interest rate of 20%.

In March 2014, the Company borrowed an additional $16,086,481 (RMB 100 million). The loan will be used to acquire the land use right for the Company’s head quarter (Note 18). The loan is due in March 2015 with an annual effective interest rate of 20%.

In connection with these loans, the Company transferred 49% of Fangzhou’s common shares to Dinghui in December 2012 as security for the loan. Dinghui will not participate in the decision making, operation and profit/loss sharing of Fangzhou. Once the land use right is obtained, the Company will use the land use right as a pledge for the loan and Dinghui will revert the transferred common shares of Fangzhou back to the Company. Since Golden Bay’s land use rights were acquired before March 31, 2014, the Company and Dinghui is in the process of reverting the transferred common shares of Fangzhou back to the Company. The land use right for the Company’s head quarter will also be pledged once it is acquired. The loans are also guaranteed by the Company and the Company’s President.	56,302,683	41,297,058

Bank of Communications
Annual interest is 120% of People’s Bank of China prime rate (6.15%). The loan is secured by a portion of the Puhua Phase III project and land use right. The repayment schedule is as follows: June 20, 2014 - $1,608,648 (RMB 10 million); December 20, 2014 - $6,434,592 (RMB 40 million); June 20, 2015 - $8,043,240 (RMB 50 million); and December 20, 2015 - $16,086,481 (RMB 100 million).	32,172,962	33,037,646

Bank of Xi’an, Weilai Branch
Annual interest is 130% People’s Bank of China prime rate (6.15%). The loan is secured by a portion of the Puhua Phase II project and land use right. The repayment schedule is as follows: June 21, 2014 - $4,825,944 (RMB 30 million); September 21, 2014 - $4,825,944 (RMB 30 million); December 21, 2014 - $8,043,240 (RMB 50 million); April 24, 2015 - $11,260,537 (RMB 70 million). The loan is also subject to certain repayment requirements based on percentage of sales contracts signed over total estimated sales amounts of Puhua Phase II.	28,955,666	29,733,882

Total	$287,309,110	$274,917,332

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

The $36.2 million of restricted cash corresponding to a $30 million loan from Bank of Communications offshore Branch, the $32.2 million of restricted cash corresponding to a $31 million loan from Bank of China, Macau Branch, the $32.2 million of restricted cash corresponding to a $31.8 million loan from Bank of China, Singapore Branch, and $8.04 million of restricted cash corresponding to a $7.76 million loan from LUSO International Bank. These borrowings were incurred in Hong Kong to repay the mandatorily redeemable preferred shares of Prax except loans from LUSO International Bank, which were drawn to repay convertible debt. However, the majority of the Company’s cash resided in mainland China and to wire funds from mainland China to Hong Kong is subject to foreign exchange restrictions imposed by the PRC government. Thus, in order for us to repay our Hong Kong and oversea counterparties, we had to utilize the special lending facilities provided by major PRC banks and foreign financial institutions (i.e. JP Morgan and Bank of China) to allow the Company to borrow outside of mainland China using cash we have in mainland China as guarantees.

The loans payable balances were secured by certain of the Company’s real estate held for development or sale and land use right with a carrying value of $147,886,101 at March 31, 2014 (December 31, 2013 - $151,078,309). The weighted average interest rate on loans payable as at March 31, 2014 was 9.55% (December 31, 2013 – 9.00%).

The loans from Bank of Xi’an, Weilai Branch and Construction Bank of China are subject to certain repayment terms based on certain percentage of units sold in Puhua Phase II and Park Plaza projects. Based on these repayment terms, Bank of Xi’an,Weilai Branch and Construction Bank of China can demand repayment of all remaining balances outstanding at any time.

The principal repayment requirements over the following 2 years are as follows:

Due in 1 year	$202,179,388
1 – 2 years	85,129,722
Total	$287,309,110

Liquidity expectation

The Company believes that the combination of present capital resources, internally generated funds, and unused financing sources are more than adequate to meet cash requirements for the year 2014.

According to our 2014 business plan, the total cash inflow for the whole year will be approximately US$455 million (RMB 2.77 billion) and total cash outflow will be approximately US$436 million (RMB 2.66 billion) with a net cash inflow of approximately US$19 million (RMB 0.11 billion). The cash inflow includes cash generated from sales and financing from banks and fund companies. Despite the trend of decreasing operating cash flows, we expect the operating cash flow of the Company will improve during 2014 with more sale of Puhua project and Park Plaza units and with the commencement of our Golden Bay project. The plan was made at the beginning of the year and is adjusted throughout the year according to actual performance results. We can confirm that additional borrowings will not violate any of our debt covenants

We intend to meet our liquidity requirements, including capital expenditures related to the purchase of land for the development of our future projects, through cash flow provided by operations and additional funds raised by future financings. Upon acquiring land for future developments, we intend to raise funds to develop our projects by obtaining mortgage financing mainly from local banking institutions with which we have done business in the past. We believe that our relationships with these banks are in good standing and that our real estate will secure the loans needed. We believe that adequate cash flow will be available to fund our operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to the following market risks, including but not limited to:

General Real Estate Risk

There is a risk that the Company’s property values could go down due to general economic conditions, a weak market for real estate generally, or changing supply and demand. The Company’s property held for development and sale value, approximately $343 million at the end of March 31, 2014, may change due to market fluctuations. Currently, it is valued at our cost, which is significantly below the market value.

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

During the quarter ended March 31, 2014, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

We have no material changes to the risk factors previously disclosed in our Form 10-K, as amended, for the year ended December 31, 2013.

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

China Housing & Land Development, Inc.

May 15, 2014	By:	/s/ Xiaohong Feng
Xiaohong Feng
Chief Executive Officer
(Principal Executive Officer)

May 15, 2014	By:	/s/ Cangsang Huang
Cangsang Huang
Chief Financial Officer
(Principal Financial and Accounting Officer)

