Form 10-Q
period 2014-06-30
China Housing & Land Development, Inc.
filed 2014-08-14
CIK 1303330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

86-029-8258-2648

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

Yes ☐  No ☒

The number of shares of Common Stock outstanding on August 14, 2014 was 34,434,158 shares.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Unaudited Interim Condensed Consolidated Balance Sheets

As of June 30, 2014 and December 31, 2013

	June 30, 2014	December 31, 2013
ASSETS
Cash	$7,457,666	$21,320,071
Cash - restricted	111,932,658	117,534,900
Short-term investment	21,537,169	-
Accounts receivable, net of allowance for doubtful accounts of $580,020 and $594,382, respectively	39,075,926	41,158,998
Construction in excess of billing	2,056,063	2,106,975
Other receivables, prepaid expenses and other assets, net	8,878,046	6,197,023
Real estate held for development or sale	356,226,571	289,474,812
Property and equipment, net	42,075,148	36,281,168
Advances to suppliers	1,579,662	697,823
Deposits on land use rights	16,280,063	59,155,165
Intangible asset, net	23,464,677	42,453,473
Goodwill	1,922,363	1,969,964
Deferred financing costs	724,978	1,142,715
Total assets	$633,210,990	$619,493,087

LIABILITIES
Accounts payable	$58,336,793	$59,400,262
Advances from customers	44,010,242	45,441,402
Accrued expenses	16,544,275	17,439,541
Income tax payable	23,310,900	24,534,095
Other taxes payable	9,751,086	7,139,870
Other payables	14,633,114	12,755,824
Loans from employees	30,809,108	25,759,453
Loans payable	297,137,495	274,917,332
Deferred tax liability	14,390,811	14,782,118
Total liabilities	508,923,824	482,169,897

SHAREHOLDERS' EQUITY
Common stock: $.001 par value, authorized 100,000,000 shares; Issued 34,848,158 and 35,849,204, respectively	34,848	35,849
Additional paid in capital	52,483,510	51,347,620
Treasury stock	(115,759)	(2,400,288)
Statutory reserves	11,535,242	11,535,242
Retained earnings	38,239,701	48,696,878
Accumulated other comprehensive income	22,109,624	28,107,889
Total shareholders' equity	124,287,166	137,323,190

Total liabilities and shareholders' equity	$633,210,990	$619,493,087

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Unaudited Interim Condensed Consolidated Statements of Operations

For The Three and Six Months Ended June 30, 2014 and 2013

	3 Months	3 Months	6 Months	6 Months
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
REVENUES
Real estate sales	$40,812,863	$50,757,630	$56,619,647	$91,049,447
Other revenue	3,254,400	6,996,473	9,490,027	18,095,597
Total revenues	44,067,263	57,754,103	66,109,674	109,145,044

COST OF SALES
Cost of real estate sales	43,491,234	35,950,062	56,208,120	69,036,162
Cost of other revenue	1,392,538	4,232,921	5,401,995	13,768,820
Total cost of revenues	44,883,772	40,182,983	61,610,115	82,804,982

Gross margin	(816,509)	17,571,120	4,499,559	26,340,062

OPERATING EXPENSES
Selling, general, and administrative expenses	3,876,829	4,901,936	7,866,311	8,059,940
Stock-based compensation	1,003,464	1,006,736	1,136,304	1,104,273
Other expenses	10,113	390,567	14,020	450,550
Financing expense	939,852	2,807,094	2,334,382	4,253,880
Total operating expenses	5,830,258	9,106,333	11,351,017	13,868,643

Write off of property	-	-	563,710	-

(Loss) Income before provision for income taxes	(6,646,767)	8,464,787	(7,415,168)	12,471,419

Provision for current income taxes	128,422	2,660,911	145,458	3,858,913
Recovery of provision for deferred taxes	(11,148)	(50,013)	(22,532)	(114,648)
Provision for income taxes	117,274	2,610,898	122,926	3,744,265

NET (LOSS) INCOME	$(6,764,041)	$5,853,889	$(7,538,094)	$8,727,154

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	34,497,920	35,086,599	34,560,976	35,086,599

Diluted	34,497,920	35,244,724	34,560,976	35,166,098

NET (LOSS) INCOME PER SHARE
Basic	$(0.20)	$0.17	$(0.22)	$0.25

Diluted	$(0.20)	$0.17	$(0.22)	$0.25

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Unaudited Interim Condensed Consolidated Statements of Comprehensive (Loss) Income

For The Three and Six Months Ended June 30, 2014 and 2013

	3 Months	3 Months	6 Months	6 Months
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

NET (LOSS) INCOME	$(6,764,041)	$5,853,889	$(7,538,094)	$8,727,154

OTHER COMPREHENSIVE INCOME (LOSS)
Gain (Loss) on foreign exchange	513,398	2,691,556	(5,998,265)	3,419,601

COMPREHENSIVE (LOSS) INCOME	$(6,250,643)	$8,545,445	$(13,536,359)	$12,146,755

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARIES

Unaudited Interim Condensed Consolidated Statements of Cash Flows

For The Six Months Ended June 30, 2014 and 2013

	June 30, 2014	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(7,538,094)	$8,727,154
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	1,194,943	1,307,424
Stock-based compensation	1,136,304	1,104,273
Loss on disposal of property and equipment	563,710	-
Amortization of deferred financing costs	-	40,071
Amortization of intangible assets	17,888,532	111,356
Recovery of provision for deferred income taxes	(22,532)	(114,648)
(Increase) decrease in assets:
Accounts receivable	1,065,542	(20,188,803)
Construction in excess of billing	-	559,202
Other receivable, prepaid expenses and other assets	(2,712,898)	(1,019,295)
Real estate held for development or sale	(74,720,712)	12,438,798
Advance to suppliers	(905,607)	921,102
Deposit on land use rights	41,899,123	-
Deferred finance costs	229,850	-
Increase (decrease) in liabilities:
Accounts payable	39,088	(3,206,184)
Advances from customers	(208,062)	(3,842,509)
Accrued expense and interests	(510,917)	(5,140,839)
Other payables	2,215,782	1,132,342
Income and other taxes payable	2,177,039	5,464,411
Net cash used in operating activities	(18,208,909)	(1,706,145)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,387,891)	(1,310,211)
Purchase of short-term investment	(21,537,169)	-
Net cash used in investing activities	(29,925,060)	(1,310,211)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	2,809,595	7,297
Loans from banks	38,586,481	89,372,766
Loans from external parties	10,006,351	42,985,007
Payments on loans payable	(21,818,551)	(30,019,910)
Loans from or repayment to employees, net	5,756,562	(5,328,304)
Purchase of treasury stock	(635,970)	-
Net cash provided by financing activities	34,704,468	97,016,856

(DECREASE) INCREASE IN CASH	(13,429,501)	94,000,500

Effects on foreign currency exchange	(432,904)	838,852

CASH, beginning of period	21,320,071	6,121,448

CASH, end of period	$7,457,666	$100,960,800

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC., AND SUBSIDIARIES

Unaudited Interim Condensed Consolidated Statements of Shareholders' Equity

As of June 30, 2014 and December 31, 2013

	Common Stock		Treasury	Additional Paid in	Statutory	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Stock	Capital	Reserves	Earnings	Income	Totals
BALANCE, December 31, 2013	35,849,204	$35,849	$(2,400,288)	$51,347,620	$11,535,242	$48,696,878	$28,107,889	$137,323,190
Stock-based compensation	-	-	-	132,840	-	-	-	132,840
Repurchase of common stock	-	-	(318,589)	-	-	-	-	(318,589)
Treasury stock cancelled	(966,666)	(967)	2,399,962	-	-	(2,398,995)	-	-
Net loss for the period	-	-	-	-	-	(774,053)	-	(774,053)
Foreign currency translation adjustment	-	-	-	-	-	-	(6,511,663)	(6,511,663)
BALANCE, March 31, 2014	34,882,538	$34,882	$(318,915)	$51,480,460	$11,535,242	$45,523,830	$21,596,226	$129,851,725
Stock-based compensation	-	-	-	109,224	-	-	-	108,224
Common stock issued for director’s compensation	414,000	414	-	893,826	-	-	-	894,240
Repurchase of common stock	-	-	(317,380)	-	-	-	-	(317,380)
Treasury stock cancelled	(448,380)	(448)	520,536	-	-	(520,088)	-	-
Net loss for the period	-	-	-	-	-	(6,764,041)	-	(6,764,041)
Foreign currency translation adjustment	-	-	-	-	-	-	513,398	513,398
BALANCE, June 30, 2014	34,848,158	$34,848	$(115,759)	$52,483,510	$11,535,242	$38,239,701	$22,109,624	$124,287,166

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

The accompanying unaudited interim condensed consolidated financial statements include the accounts of CHLN and its subsidiaries, Xi’an Tsining Housing Development Company Inc. (“Tsining”), Xi’an New Land Development Co. (“New Land”), Manstate Assets Management Limited (“Manstate”), Success Hill Investments Limited (“Success Hill”), Puhua (Xi’an) Real Estate Development Co., Ltd. (“Puhua”), Xi’an Xinxing Property Management Co., Ltd. (“XinxingProperty”), Suodi Co., Ltd. (“Suodi”), Shaanxi Xinxing Construction Co., Ltd. (“Xinxing Construction”), Xinxing FangZhou Housing Development Co.,Ltd. (“FangZhou”), Wayfast Holdings Limited (“Wayfast”), Clever Advance Limited (“Clever Advance”), Gracemind Holdings Limited (“Gracemind”), Treasure Asia Holdings Limited (“Treasure Asia”) and Ankang JiYuan Real Estate Development Co., Ltd. (“JiYuan”) (collectively, the “Subsidiaries”). Wayfast with its 100% subsidiary - Clever Advance and Gracemind with its 100% subsidiary - Treasure Asia were incorporated as holding companies in March 2009 and they have been inactive since incorporation.

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

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s interim condensed consolidated balance sheet as at June 30, 2014, the Company’s interim condensed consolidated statements of operations and comprehensive (loss) income for the three and six months ended June 30, 2014 and 2013 and the Company’s interim condensed consolidated statements of cash flows for the three and six months ended June 30, 2014 and 2013. These adjustments consist of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

Short-term investment

The Company records its short-term investments in accordance with ASC 320 “Investments-Debt and Equity Securities”. The Company classified its short-term investment as held for trading investments. This investment was recorded at fair value with net unrealized holding gains and losses reported in the interim condensed consolidated statements of operations and comprehensive income. The carrying amounts of the investments approximated their fair market values, and were classified as Level 2 assets as defined by ASC 820.

Retirement of Treasury Stock

The Company repurchases shares of its own common stock from open market or individual shareholders at market price. The excess of repurchase price over par is allocated entirely to retained earnings upon retirement of these treasury stock.

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current presentation. The effects of the reclassifications were not material to the Company’s interim condensed consolidated financial statements.

Accounting Principles Recently Adopted

In March 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-05, “Foreign Currency Matters (Topic 830) Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). ASU 2013-05 updates accounting guidance related to the application of consolidation guidance and foreign currency matters. This guidance resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. This guidance is effective for interim and annual periods beginning after December 15, 2013. The adoption of ASU 2013-05 did not have a material impact on the Company’s interim condensed consolidated financial statements.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Accounting Principles Recently Adopted (continued)

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). This guidance states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material impact on the Company’s interim condensed consolidated financial statements.

New Accounting Pronouncement Not Yet Adopted

On April 10, 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). The guidance amends the guidance in FASB Accounting Standards Codification (FASB ASC) 205, Presentation of Financial Statements, and FASB ASC 360, Property, Plant, and Equipment, to change the definition of discontinued operations and the criteria for reporting discontinued operations and require expanded disclosures about discontinued operations. A discontinued operation may include a component or group of components of an entity, or a business or nonprofit activity. In accordance with the new guidance, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results would qualify as discontinued operations. In addition, ASU 2014-08 (a) expands the disclosure requirements for disposals that meet the definition of a discontinued operation; (b) requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations, and (c) conforms the definition of “discontinued operations” similarly to how it is defined under IFRS 5, Non-current Assets Held for Sale and Discontinued Operations.The amendments in this update are effective in the first quarter of 2015. The adoption of ASU 2014-08 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 with the intent of significantly enhancing comparability of revenue recognition practices across entities and industries. The new standard provides a single principles-based, five-step model to be applied to all contracts with customers and introduces new, increased disclosure requirements. The new standard is effective for annual and interim periods beginning on or after December 15, 2016 and may be applied on either a full or modified retrospective basis. The Company is currently assessing the impact of the new standard to the Company's consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, an update on stock compensation. The guideline requires performance targets, which affect vesting and can be achieved after the requisite service period, to be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If achievement of the performance target becomes probable before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The amendments are effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently assessing the impact of the new standard on its consolidated financial statements. The Company does not expect these changes to have a material impact on the Company’s consolidated financial statements.

Foreign exchange rates used:

	June 30, 2014	December 31, 2013	June 30, 2013
Period end RMB/U.S. Dollar exchange rate	6.2036	6.0537	6.1374
Average RMB/U.S. Dollar exchange rate	6.2311	6.1481	6.1540

Note 3 – Supplemental Disclosure of Cash Flow Information

Income taxes paid amounted to $772,594 and $807,721 for the six months ended June 30, 2014 and 2013, respectively. Interest paid for the six months ended June 30, 2014 and 2013 amounted to $16,744,359 and $12,767,279, respectively.

Note 4 – Restricted Cash

The following summarizes the restricted cash held by the Company:

	June 30, 2014	December 31, 2013
Banks’ security requirement in providing mortgage to home buyers	$2,501,887	$5,622,246
Guaranteed deposits for loans with foreign banks (Note 13)	109,259,140	111,502,057
Government regulatory fees	171,631	410,597
	$111,932,658	$117,534,900

Note 5 – Short-Term Investment for Trading

The Company borrowed $22,500,000 from Bank of Communication Offshore Branch (note 13) to repay $31 million loan from Bank of China Singapore Branch. The Company used the borrowing to purchase a $21,537,169 (December 31, 2013 – $Nil) floating rate deposit certificate from Luso International Bank Ltd. on June 4, 2014. The floating rate deposit certificate was issued by Xia Men International Bank and has a term of 5 years with an annual interest rate based on 3 month LIBOR rate plus 3%. The certificate matures on November 26, 2018 and the interest is paid on a quarterly basis. The carry value of the certificate as at June 30, 2014 approximates its fair market value.

Use of this short-term investment is subject to Bank of Communication’s approval before the amount is used to repay the intended loan (note 13).

On July 14, 2014, the Company sold the floating rate deposit certificate back to Luso International Bank Ltd. for $21,584,995.

Note 6 – Real Estate Held for Development or Sale

The following summarizes the components of real estate inventories as at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Real estate projects completed and held for sale
Junjing I	$1,580,920	$1,842,556
Gangwan	9,601	9,839
Junjing III	862,436	1,284,724
Puhua Phase I	6,616,110	7,128,395
Puhua Phase II – West Region and New Coastal Line	7,014,825	7,643,245
Real estate completed and held for sale	16,083,892	17,908,759

Real estate projects held for development
Puhua Phase II (East Region), III and IV	96,061,195	92,388,308
Park Plaza	63,097,159	72,536,513
Golden Bay	139,834,520	77,997,482
Jiyuan	22,343,894	21,835,276
Housing project to be sold to employees	11,997,137	140,410
Other	6,655,867	6,489,165
Construction Materials	152,907	178,899
Real estate held for development	340,142,679	271,566,053

Total real estate held for development or sale	$356,226,571	$289,474,812

Due to recent market conditions, the Company has not been able to recover the full costs of certain parking spaces in the Park Plaza project. The Company wrote down the carrying value of certain parking spaces of the Park Plaza project and recorded an impairment loss of $4,430,590 during the second quarter of fiscal 2014. This was included in the cost of real estate sales on the interim condensed consolidated statement of operations.

Note 7 – Accounts Receivable

Accounts receivable consist of the following as at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Accounts receivable	$39,655,946	$41,753,380
Allowance for doubtful accounts	(580,020)	(594,382)
Accounts receivable, net	$39,075,926	$41,158,998

Note 8 – Other Receivables, Prepaid Expenses and Other Assets

Other receivables, prepaid expenses and other assets consist of the following as at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Government reimbursement for Tangdu project (a)	$-	$208,159
Interest receivable (b)	5,357,765	3,279,886
Other receivables (c)	3,142,504	2,524,387
Allowance for doubtful receivables	(146,375)	(150,000)
Prepaid expenses	432,497	289,866
Prepaid other tax expenses	91,655	44,725
Other receivables, prepaid expenses and other assets, net	$8,878,046	$6,197,023

Note 8 – Other Receivables, Prepaid Expenses and Other Assets (continued)

(a)	The amount represents government reimbursement receivable in connection with the TangDu project land use right reacquired by the government. Additional compensation was received during the first quarter of fiscal 2014 (Note 15).

(b)	Interest receivable represents interest income accrued on the restricted cash pledged as security for the loans obtained from Bank of Communications offshore branch, Bank of China Macau Branch, Bank of China Singapore branch and LUSO International Bank.

(c)	Other receivable mainly represents various deposits made to government agencies and/or utility companies as security or guarantee during the project construction. The amounts will be refunded when the projects are completed.

Note 9 – Property and Equipment

Property and equipment consist of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Income producing properties and improvements	$17,014,183	$22,001,568
Buildings and improvements	30,677,220	19,467,823
Electronic equipment	1,075,784	1,098,233
Vehicles	760,868	779,708
Computer software	324,415	332,879
Office furniture	946,496	969,933
Total	50,798,966	44,650,144
Accumulated depreciation	(8,723,818)	(8,368,976)
Property and equipment, net	$42,075,148	$36,281,168

Depreciation expense for the three months ended June 30, 2014 and 2013 amounted to $603,036 and $821,554, respectively. Depreciation expense for the six months ended June 30, 2014 and 2013 amounted to $1,194,943 and $1,307,424, respectively. The depreciation expense was included in selling, general and administrative expenses, real estate held for development or sale and cost of other revenue.

The Company decided to demolish certain sales center used for Park Plaza and wrote off $563,710, the carrying value of the sales center during the first quarter of fiscal 2014. The write down was recorded as write off of property on the interim condensed consolidated statements of operations.

Note 10 – Intangible Assets

The intangible assets consisted of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Development right acquired (a)	$52,056,636	$53,345,648
Land use right acquired (b)	8,674,857	8,878,924
Construction license acquired (c)	1,213,516	1,243,565
	61,945,009	63,468,137
Accumulated amortization	(38,480,332)	(21,014,664)
Intangible assets, net	$23,464,677	$42,453,473

(a)	The development right for 487 acres of land in Baqiao Park was obtained from the acquisition of New Land in fiscal 2007. The intangible asset has a finite life. The development right will expire on June 30, 2016.

The Company acquired the land use right for the remaining parcel of Golden Bay project and recorded amortization of $12,553,872 during the first quarter of 2014 and capitalized this amount in the real estate held for development or sale. The Company acquired the land use right for the Company’s head office and certain future resident project and recorded amortization of $5,222,987 during the second quarter of 2014. $2,121,055 was capitalized in the Company’s buildings and improvements and $3,101,932 in the real estate held for development or sale. There was no amortization on development right during the first two quarters of fiscal 2013.

The $12,553,872 amortization recorded in the first quarter of 2014 was calculated by multiplying the $33,092,754 remaining carrying value of the development right immediately before this amortization by 37.94%, the percentage of profit expected to be realized from acquiring the land use right through the utilization of the development right over the total expected profit from acquiring land use rights through the utilization of the development right.

The $5,222,987 amortization recorded in the second quarter of 2014 was calculated by multiplying the $20,977,221 remaining carrying value of the development right immediately before this amortization by 24.90%, the percentage of profit expected to be realized from acquiring the land use right through the utilization of the development right over the total expected profit from acquiring land use rights through the utilization of the development right.

Note 10 – Intangible Assets (continued)

Upon the acquisition of Puhua's land use right in 2009, the Company recorded $4,665,592 of amortization on the development right and capitalized the amount in the real estate held for development or sale. The capitalized amortization amount is expensed as part of the cost of real estate sales as Puhua recognizes its real estate sales revenues under the percentage of completion method. During the three and six months ended June 30, 2014, $254,938 and $294,027 (June 30, 2013 - $154,904 and $368,375) of amortized development right capitalized in the Puhua project were expensed through cost of real estate sales, respectively.

(b)	The land use right was acquired through the acquisition of Suodi. The land use right certificate will expire in November 2048. The Company amortizes the land use right over 39 years starting from the date of acquisition. For the three and six months ended June 30, 2014, the Company has recorded $56,468 and $111,763, respectively, of amortization expense on the land use rights (June 30, 2013 - $55,367 and $111,356). The amortization was included in selling, general and administrative expenses. For the next five years, the Company will amortize approximately $220,000 annually on the land use right.

(c)	The construction license was acquired through the acquisition of Xinxing Construction. The construction license, which is subject to renewal every 5 years, is not amortized and has an indefinite estimated useful life because management believes it will be able to continuously renew the license in future years. The license is subject to renewal on January 1, 2016.

No impairment write-down was recognized for the three and six months ended June 30, 2014 and 2013 on the intangible assets.

Note 11 – Accrued Expenses

	June 30, 2014	December 31, 2013
Accrued expenses	$11,741,647	$14,071,352
Accrued interest on loans	4,802,628	3,368,189
Total	$16,544,275	$17,439,541

Note 12 – Loans from Employees

The Company has borrowed monies from certain employees to fund the Company’s construction projects. All loans from employees have a six month maturity period. These unsecured loans bear interest at 15% (December 31, 2013 – 15%) per annum and are available to all employees.

Included in these loans are loans from the Company’s executives:

	June 30, 2014	December 31, 2013
President	$499,710	$-
Chief financial officer	1,289,574	660,753
Chief operating officer	1,481,398	1,220,741
Total	$3,270,682	$1,881,494

Note 13 – Loans Payable

	June 30, 2014	December 31, 2013

Construction Bank of China
Annual interest is 105% of People’s Bank of China prime rate (6.15%). The loan is secured by the Park Plaza Phase I project and land use right. The repayment schedule is as follows: November 30, 2014 - $6,447,896 (RMB 40 million); May 30, 2015 - $6,447,869 (RMB 40 million); November 30, 2015 - $9,671,803 (RMB 60 million), May 30, 2016 - $1,611,968 (RMB 10 million). The loan is also subject to certain repayment requirements based on percentage of sales contracts signed over total estimated sales amount of Park Plaza Phase I.	$24,179,509	$28,907,941

Bank of China, Macau Branch
Originally due on December 16, 2013 and extended to December 16, 2015, annual interest is based on 3-month London interbank offered rate (“LIBOR”) rate plus 2.5%. The 3-month LIBOR rate on June 30, 2014 was 0.2281% (December 31, 2013 - 0.2442%), secured by $32,239,345 (RMB 200 million) of restricted cash.	31,000,000	31,000,000

Bank of Communication Offshore Branch (Loan 1)
Due on November 13, 2015, annual interest rate is 2.9%, secured by $36,269,263 (RMB 225 million) of restricted cash.	30,000,000	30,000,000

Bank of China, Singapore Branch
Due on November 22, 2014, annual interest is based on 3-month LIBOR rate plus 1.55%. The 3-month LIBOR rate on June 30, 2014 was 0.2281% (December 31, 2013 - 0.2442%), secured by $32,239,345 (RMB 200 million) of restricted cash.	31,800,000	31,800,000

LUSO International Bank
The Company signed an agreement for a line of credit of $9.7 million with LUSO International Bank. The amount that can be withdrawn is limited to 97% of the restricted cash secured for the line of credit. The total amount will be due on March 27, 2015. As of June 30, 2014, the Company has drawn $7,761,153 from the line of $9.7 million which is 96.5% of $ 8,059,836 (RMB 50 million) restricted cash secured. Annual interest is based on the 12-month LIBOR rate plus 2.7%. The 12-month LIBOR rate on June 30, 2014 was 0.5422% (December 31, 2013- 0. 5795%).	7,761,153	7,761,153

Xi’an Xinxing Days Hotel & Suites Co., Ltd. (“Days Hotel”) (Note 20)
There are several loans from Days Hotel, including: $7,898,639 (RMB 49 million) due on December 31, 2014; $3,385,131 (RMB 21 million) due on October 20, 2014; $8,059,836 (RMB 50 million) due on November 13, 2014; $241,795 due on January 17, 2015 (RMB 1.5 million); $483,590 (RMB 3 million) due on March 6, 2015; $386,872 (RMB 2.4 million) due on March 10, 2015; and $644,787 (RMB 4 million) due on March19, 2015; and $1,128,377 (RMB 7 million) due on October 31, 2014; and $322,393 (RMB 2 million) due on April 30, 2015. All Days Hotel loans have an annual interest rate of 20%.	22,551,422	19,905,182

Shanghai XinYing Fund, LLC (“XinYing”)
Originally due on August 7, 2014, annual interest is 9.6% and the effective annual interest rate is 27.16% due to related finance consulting fees (Note 19), secured by 100% ownership of Xinxing Construction’s shares, corporate guarantee from Tsining, Puhua, and the Company (Note 20). The repayment terms of the loan have been extended to: $1,611,967 (RMB 10 million) due on December 1, 2014; $2,417,951 (RMB 15 million) due on June 1, 2015; $15,313,687 (RMB 95 million) due on August 7, 2015.	19,343,605	21,474,470

Shenzhen Qianhai Dinghui Equity Investment Fund Partnership (“Dinghui”)
On March 22, 2013, the Company received $40,299,181 (RMB 250 million) from Dinghui to fund the acquisition of the land use rights for the Company’s Golden Bay project and/or other construction. The loan is due on March 21, 2015 with an annual interest rate of 20%.

In March 2014, the Company borrowed an additional $16,119,673 (RMB 100 million). The loan will be used to acquire the land use right for the Company’s head quarters. The loan is due in March 2015 with an annual effective interest rate of 20%.

In connection with these loans, the Company transferred 49% of Fangzhou’s common shares to Dinghui in December 2012 as security for the loan. Dinghui will not participate in the decision making, operation and profit/loss sharing of Fangzhou. Once the land use right is obtained, the Company will use the land use right as a pledge for the loan and Dinghui will revert the transferred common shares of Fangzhou back to the Company. Since Golden Bay’s land use rights were acquired during the first quarter of 2014, the Company and Dinghui are in the process of reverting the transferred common shares of Fangzhou back to the Company. The loans are also guaranteed by the Company and the Company’s President.	56,418,854	41,297,058

Bank of Communications
Annual interest is 120% of the People’s Bank of China prime rate (6.15%). The loan is secured by a portion of the Puhua Phase III project and land use right. The repayment schedule is as follows: December 20, 2014 - $3,223,934 (RMB 20 million); June 20, 2015 - $8,059,836 (RMB 50 million); and December 20, 2015 - $16,119,673 (RMB 100 million).	27,403,443	33,037,646

Bank of Xi’an, Weilai Branch
Annual interest is 130% of the People’s Bank of China prime rate (6.15%). The loan is secured by a portion of the Puhua Phase II project and land use right. The repayment schedule is as follows: September 21, 2014 - $4,835,902 (RMB 30 million); December 21, 2014 - $8,059,836 (RMB 50 million); April 24, 2015 - $11,283,771 (RMB 70 million). The loan is also subject to certain repayment requirements based on percentage of sales contracts signed over total estimated sales amounts of Puhua Phase II.	24,179,509	29,733,882

Bank of Communication Offshore Branch (Loan 2)
Due on March 17, 2016, annual interest is based on 6-month LIBOR rate plus 2.8% and the loan is also subject to a 0.7% financing fee. The effective annual interest rate is 3.730% and the 6-month LIBOR rate on June 30, 2014 was 0.3238% (December 31, 2013 - 0.2442%). The loan is specifically for the retirement of the $31 million Bank of China, Singapore Branch loan. The use of the fund, including the short term investment purchased (note 5), is restricted by the bank until the fund is used to repay the intended loan.	22,500,000	-

Total	$297,137,495	$274,917,332

Note 13 – Loans Payable (continued)

Except for the loans from Bank of China Macau Branch, Bank of China Singapore Branch and Bank of Communication Offshore Branch (Loan 1), which were drawn to repay mandatorily redeemable non-controlling interest in Subsidiaries and the loan from LUSO International Bank, which was drawn to repay convertible debt and the loan from Bank of Communication Offshore Branch (Loan 2), which will be used to repay the loans from Bank of China Singapore Branch. All other loans were drawn to directly finance construction projects and the interest paid was capitalized and allocated to various real estate construction projects or expensed if the interest costs did not meet the capitalization criteria.

The $36.3 million of restricted cash corresponds to a $30 million loan from Bank of Communications offshore Branch; the $32.2 million of restricted cash corresponds to a $31 million loan from Bank of China, Macau Branch; the $32.2 million of restricted cash corresponds to a $31.8 million loan from Bank of China, Singapore Branch; and $8.06 million of restricted cash corresponds to a $7.76 million loan from LUSO International Bank. Except for the $7.76 million loan from LUSO International Bank, all these borrowings were incurred in Hong Kong to repay the mandatorily redeemable preferred shares of Prax, the LUSO International Bank loan was drawn to repay convertible debt. However, the majority of the Company’s cash resided in mainland China and to wire funds from mainland China to Hong Kong is subject to foreign exchange restrictions imposed by the PRC government. Thus, in order for the Company to repay its Hong Kong and oversea counterparties, the Company had to utilize the special lending facilities provided by major PRC banks and foreign financial institutions (i.e. JP Morgan and Bank of China) to allow the Company to borrow outside of mainland China using cash the Company has in mainland China as guarantees.

The loans payable balances were secured by certain of the Company’s real estate held for development or sale and land use rights with a carrying value of $134,118,430 at June 30, 2014 (December 31, 2013 - $151,078,309). The weighted average interest rate on loans payable as at June 30, 2014 was 9.27% (December 31, 2013 – 9.00%).

The loans from Bank of Xi’an, Weilai Branch and Construction Bank of China are subject to certain repayment terms based on certain percentage of units sold in Puhua Phase II and Park Plaza projects. Based on these repayment terms, Bank of Xi’an, Weilai Branch and Construction Bank of China can demand repayment of all remaining balances outstanding at any time.

The principal repayment requirements over the following 2 years are as follows:

Due in 1 year	$197,517,823
1 – 2 years	99,619,672
Total	$297,137,495

Note 14 – Shareholders’ Equity

Common stock

During the second quarter of fiscal 2014, the Company issued 414,000 shares of common stock to compensate services provided by all the directors. The shares were valued at $894,240 based on the $2.16 closing price of the shares on May 20, 2014, the grant date, and are recorded as stock-based compensation on the unaudited interim condensed consolidated statements of operations.

On May 27, 2013, the Company approved the issuance of 411,125 shares of common stock to compensate services provided by all the directors. The shares were valued at $900,364 based on the $2.16 closing price of the shares on the grant date and are recorded as stock-based compensation on the unaudited interim condensed consolidated statements of operations.

During the three months ended March 31, 2014, the Company retired 966,666 shares of treasury stock. The excess of repurchase price over par of $2,398,995 is allocated entirely to retained earnings.

During the three months ended June 30, 2014, the Company retired 448,380 shares of treasury stock. The excess of repurchase price over par of $520,088 is allocated entirely to retained earnings.

No shares were retired during the same periods of fiscal 2013.

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

As of June 30, 2014, all 1,227,755 options vested. 736,652 of these 1,227,755 vested options vested before December 31, 2013 but were not exercisable and were forfeited because the performance conditions of the stock options for the past two fiscal years were not met.

During the three and six months ended June 30, 2014, an additional 491,103 options were to be vested however the performance condition for vesting of these options are under the Company’s review.

The following summarizes the weighted-average information about the outstanding stock options as at June 30, 2014:

Outstanding Stock Options
Exercise Price	Number	Average Remaining Contractual Life
$1.39	491,103	6.96 years

Note 14 – Shareholders’ Equity (continued)

Stock-based compensation

The 1,227,755 stock options granted on June 13, 2011 have an estimated fair value of $1,316,911 for an average value of $1.04 to $1.10 per stock option using the CRR option pricing model with the following key assumptions:

June 13, 2011
Expected life	5.5-6.5 years
Expected volatility	95%
Risk-free interest rate	1.74% -2.1%
Dividend yield	0%

Related to these 1,227,755 stock options, compensation expense is recognized over the vesting period. During the three and six months ended June 30, 2014, compensation expense of $109,224 and $242,064, respectively (June 30, 2013 - $106,372 and $203,909) was recognized in the unaudited interim condensed consolidated statements of operations.

Total stock-based compensation, including the shares granted to directors, recognized for the three and six months ended June 30, 2014 amounted to $1,003,464 and $1,136,304 (June 30, 2013 - $1,006,736 and $1,104,273).

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

During the three months ended June 30, 2014, the Company repurchased 131,600 shares at an average price of $2.31 and the total cost of $317,380 was recorded as treasury stock.

In addition to the above share repurchase, the Company repurchased 1,198,369 shares during fiscal 2011 to 2013. As of June 30, 2014, the Company has repurchased 1,462,646 shares in total. During the 6 months ended June 30, 2014, the Company retired 1,415,046 shares of the 1,462,646 shares of treasury stock. The excess of repurchase price over par is allocated entirely to retained earnings.

Note 15 – Other Revenue

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Interest income	$1,089,484	$2,035,374	$2,203,549	$2,904,822
Rental income	240,597	221,303	486,292	442,498
Income from property management services	1,098,983	914,039	2,383,049	1,822,193
External construction contracts	445,548	3,813,981	3,411,054	12,907,295
Additional compensation received in connection with TangDu project (Note 8 (a))	-	-	612,912	-
Miscellaneous income	379,788	11,776	393,171	18,789
Total	$3,254,400	$6,996,473	$9,490,027	$18,095,597

Note 16 – Segment Reporting

The Company has two reportable segments: Real Estate Development and Sales segment and Real Estate Construction segment. The Real Estate Development and Sales segment includes operating subsidiaries, Tsining, Puhua, New Land, Suodi, Fangzhou and Jiyuan, while the Real Estate Construction segment represents Xinxing Construction. These two segments offer different products and services. The reportable segments are managed separately because they produce distinct products and provide different services. The Company and its other subsidiaries, Manstate, Success Hill, Wayfast, Clever Advance, Gracemind, Treasure Asia and Xinxing Property are aggregated as All Other segment. The All Other segment includes revenue from property management services from Xinxing Property and all head office expenses. None of these companies have ever met any of the quantitative thresholds for determining reporting segments.

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different skills and marketing strategies.

Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company’s unaudited interim condensed consolidated financial statements during the three and six months ended June 30, 2014 and 2013 are as follows:

Note 16 – Segment Reporting (continued)

For the three months ended June 30, 2014:

	Real Estate			Adjustments
	Development			and
	and Sales	Construction	All Other	Eliminations		Consolidated
Revenues from external customers	$40,812,863	$445,548	$1,224,665	$-		$42,483,076
Intersegment revenues	-	19,334,294	-	(19,334,294	)(1)	-
Rental from external customers	219,078	21,519	-	-		240,597
Miscellaneous income (mainly interest income)	1,192,333	-	151,257	-		1,343,590
Total revenue	$42,224,274	$19,801,361	$1,375,922	$(19,334,294)		$44,067,263

Financing expense	$930,488	$5,757	$3,607	$-		$939,852
Segment (loss) profit before taxes	$(6,989,109)	$558,696	$10,832	$(227,186	)(1)	$(6,646,767)
Total assets	$817,752,060	$94,374,453	$168,436,312	$(447,341,835	)(2)	$633,210,990

For the six months ended June 30, 2014:

	Real Estate Development and Sales	Construction	All Other	Adjustments and Elimination		Consolidated
Revenues from external customers	$56,619,647	$3,411,055	$2,508,731	$-		$62,539,433
Intersegment revenues	-	23,729,159	-	(23,729,159	)(1)	-
Rental from external customers	442,798	43,494	-	-		486,292
Other miscellaneous income (Interest and Gain from Property and Equipment)	2,929,149	-	154,800	-		3,083,949
Total revenue	$59,991,594	$27,183,708	$2,663,531	$(23,729,159)		$66,109,674
Financing expense	$2,315,653	$12,447	$6,282	$-		$2,334,382
Segment (loss) profit before taxes	$(7,546,246)	$564,394	$(36,218)	$(397,098	)(1)	$(7,415,168)

For the three months ended June 30, 2013:

	Real Estate Development and Sales	Construction	All Other	Adjustments and Elimination		Consolidated
Revenues from external customers	$50,757,630	$3,813,981	$914,039	$-		$55,485,650
Intersegment revenues	-	12,153,457	-	(12,153,457	)(1)	-
Rental from external customers	199,510	21,793	-	-		221,303
Other miscellaneous income (Interest and Gain from Property and Equipment)	2,039,310	-	7,840	-		2,047,150
Total revenue	$52,996,450	$15,989,231	$921,879	$(12,153,457)		$57,754,103
Financing expense	$2,799,288	$6,281	$1,525	$-		$2,807,094
Segment profit (loss) before taxes	$8,894,886	$902,591	$(925,356)	$(407,334	)(1)	$8,464,787
Total assets	$709,752,270	$117,675,218	$228,095,088	$(447,831,151	)(2)	$607,691,425

For the six months ended June 30, 2013:

	Real Estate Development and Sales	Construction	All Other	Adjustments and Elimination		Consolidated
Revenues from external customers	$91,049,447	$12,907,295	$1,822,194	$-		$105,778,936
Intersegment revenues	-	14,439,144	-	(14,439,144	)(1)	-
Rental from external customers	397,551	44,947	-	-		442,498
Other miscellaneous income (Interest and Gain from Property and Equipment)	2,915,467	-	8,143	-		2,923,610
Total revenue	$94,362,465	$27,391,386	$1,830,337	$(14,439,144)		$109,145,044
Financing expense	$4,237,626	$12,869	$3,385	$-		$4,253,880
Segment profit (loss) before taxes	$12,347,721	$1,376,200	$(954,682)	$(297,820	)(1)	$12,471,419

Note 16 – Segment Reporting (continued)

(1)	These represent revenues earned from construction services performed by Xinxing Construction for the Real Estate Development and Sales segment and its profits. They are eliminated upon consolidation.

(2)	The adjustment represents long-term investments in subsidiaries and inter-subsidiary balances eliminated upon consolidation.

Note 17 – Effect of Change in Estimates

The Company monitors market conditions and reviews its estimated sales and costs and revises its sales and costs forecasts on a regular basis. Due to the recent real estate market condition in China, the Company decided to revise and lower the selling price of certain projects to attract new buyers. The estimated costs are also revised to reflect the most updated information. These are treated as a change in estimate.

For the three months ended June 30, 2014, real estate development projects with gross profits recognized as at March 31, 2014 had changes in their estimated gross profit margins. As a result of these changes of gross profit, net income for the three months ended June 30, 2014 decreased by $5,324,687 or a decrease of $0.15 for both basic and diluted earnings per share. During the three months ended June 30, 2013, real estate development projects with gross profits recognized as at March 31, 2013 had no changes in their estimated gross profit margins. Therefore, net income and both basic and diluted earnings per share for the three months ended were not impacted.

During the six months ended June 30, 2014, real estate development projects with gross profits recognized as at December 31, 2014 had changes in their estimated gross profit margins. As a result of these changes of gross profit, net income for the six months ended June 30, 2014 decreased by $4,976,502 or a decrease of $0.14 for both basic and diluted earnings per share for the six months ended June 30, 2014. During the six months ended June 30, 2013, real estate development projects with gross profits recognized as at December 31, 2012 had changes in their estimated gross profit margins. As a result of these changes of gross profit, net income for the six months ended June 30, 2013 decreased by $666,041 or a decrease of $0.019 for both basic and diluted earnings per share for the six months ended June 30, 2013.

Other than the write down of certain Park Plaza parking spaces (note 6), none of the Company’s other projects experiences any impairment.

Note 18 – (Loss) Earnings per Share

(Loss) earnings per share for the three and six months ended June 30, 2014, and 2013 were determined by dividing net (loss) income for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

All outstanding options have anti-dilutive effects on the (loss) earnings per share and were therefore excluded from the determination of three and six months end June 30, 2014 and 2013 diluted earnings per share calculation.

Note 19 – Commitments and Contingencies

The Company leases certain office space under various operating lease agreements with expiration dates in one year.

In connection with the loans borrowed from XinYing (Notes 13 and 20), the Company also signed a finance consulting agreement with XinYing whereby the Company is committed to pay consulting fees on a quarterly basis up to July 2015 for financing services provided.

Additionally, the Company had various commitments related to land use right acquisitions with unpaid balances of approximately $16.1 million. The balances are not due until the vendor removes the existing building on the land and changes the zoning status of the land use right certificate. Based on the current condition, the Company estimates that the balances will be paid in a year.

All future payments required under the various agreements are summarized below:

	Payment due by period
Commitments and		Less than					After
Contingencies	Total	1 year	1-2 years	2-3 years	3-4 years	4-5 years	5 years
Operating leases	$13,433	$13,433	$-	$-	$-	$-	$-
Consulting fees	2,835,988	2,514,669	321,319	-	-	-	-
Land use rights	16,119,672	16,119,672	-	-	-	-	-
Total	$18,969,093	$18,647,774	$321,319	$-	$-	$-	$-

The Company from time to time has to renew certain real estate development licenses in the normal course of business. Management believes the Company will be able to continuously renew these licenses.

Note 20 – Related Party Transactions

One of the Company’s executive officers’ spouse owns 37.83% of common stock of Days Hotel. During the three and six months ended June 30, 2014, the Company incurred $76,444 and $86,445 (June 30, 2013 - $31,559 and $65,726) in fees to Days Hotel. The fees incurred includes meal and hotel rooms charges. As of June 30, 2014, the Company had $80,439 (December 31, 2013 - $7,095) fees payable to Days Hotel.

The Company also has a $22,551,422 loan payable to Days Hotel as of June 30, 2014 (December 31, 2013 - $19,905,182) (Note 13). For the three and six months ended June 30, 2014, the Company incurred $1,071,320 and $2,081,578 (June 30, 2013 - $1,844,259 and $3,081,270) of interest expense to Days Hotel and capitalized the amounts in real estate held for development or sales. As at June 30, 2014, the Company also had a $1,206,921 (December 31, 2013 - $178,724) interest payable to Days Hotel.

As at June 30, 2014, the Company also has a $19,343,607 (RMB 120 million) (December 31, 2013 - $21,474,470) loan payable to XinYing (Note 13), in which an executive partner is the spouse of one of the Company’s executive officers. The Company incurred a total of $1,339,509 and $3,009,178 of interest expense and finance consulting fees to Xinying during the three and six months ended June 30, 2014 (June 30, 2013 - $2,680,108 and $3,984,040) and capitalized the amount in real estate held for development or sales. As at June 30, 2014, the Company had $46,200 (December 31, 2013 - $57,265) interest payable to XinYing. As of June 30, 2014, the Company also had a $2,374,036 (December 31, 2013 - $1,684,200) liability under accrued expenses in connection with the consulting agreement signed with XinYing (Note 13 and 19).

Note 21 – Subsequent Event

The Company signed a $14,507,705 (RMB 90 million) loan agreement on June 4, 2014 for the construction of Puhua Phase IV project. The loan matures on June 3, 2017 and bears an interest rate of 130% prime rate. The Company made the first withdrawal of $4,835,902 (RMB 30 million) on July 25, 2014.

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

When real estate costs are determined to be impaired, they are written down to their estimated net realizable value. The Company evaluates the carrying value for impairment based on the undiscounted future cash flows of the assets. Write-downs of real estate costs deemed impaired are recorded as adjustments to the cost basis. As impacted by the adjustments of estimated revenue and cost, $4.4 million impairment was recorded during the second quarter of 2014.

The following summarizes the components of real estate inventories as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Real estate projects completed and held for sale
Junjing I	$1,590,920	$1,842,556
Gangwan	9,601	9,839
Junjing III	862,436	1,284,724
Puhua Phase I	6,616,110	7,128,395
Puhua Phase II – West Regionand New Coastal Line	7,014,825	7,643,245
Real estate completed and held for sale	16,083,892	17,908,759

Real estate projects held for development
Puhua Phase II (East Region), III and IV	96,061,195	92,388,308
Park Plaza	63,097,159	72,536,513
Golden Bay	139,834,520	77,997,482
Jiyuan	22,343,894	21,835,276
Housing project to be sold to employees	6,655,867	6,489,165
Other	11,997,137	140,410
Construction Materials	152,907	178,899
Real estate held for development	340,142,679	271,566,053

Total real estate held for development or sale	$356,226,571	$289,474,812

Intangible assets

The intangible assets consisted of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Development right acquired (a)	$52,056,636	$53,345,648
Land use right acquired (b)	8,674,857	8,878,924
Construction license acquired (c)	1,213,516	1,243,565
	61,945,009	63,468,137
Accumulated amortization	(38,480,332)	(21,014,664)
Intangible assets, net	$23,464,677	$42,453,473

(a)	The development right for 487 acres of land in Baqiao Park was obtained from the acquisition of New Land in fiscal 2007. The intangible asset has a finite life. The development right will expire on June 30, 2016.

The Company acquired the land use right for the remaining parcel of Golden Bay project and recorded amortization of $2,553,872 during the first quarter of 2014 and capitalized this amount in the real estate held for development or sale. The Company acquired the land use right for the Company’s head quarter and certain future residential project and recorded amortization of $5,222,987 during the second quarter of 2014, $2,121,055 was capitalized in the Company’s buildings and improvements and $3,101,932 in the real estate held for development or sale. There was no amortization on development right during the first two quarters of fiscal 2013.

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

The $5,222,987 amortization recorded was calculated by multiplying the $20,977,221 remaining carrying value of the development right immediately before this amortization by 24.90%, the percentage of profit expected to be realized from acquiring the land use right through the utilization of the development right over the total expected profit from acquiring land use rights through the utilization of the development right.

Upon the acquisition of Puhua's land use right in 2009, the Company recorded $4,665,592 of amortization on the development right and capitalized the amount in the real estate held for development or sale. The capitalized amortization amount is expensed as part of the cost of real estate sales as Puhua recognizes its real estate sales revenues under the percentage of completion method. During the three and six months ended June 30, 2014, $55,296 and $111,763 (June 30, 2013 - $154,904 and $368,375) of amortized development right capitalized in the Puhua project were expensed through cost of real estate sales, respectively.

The following table summarizes the information and assumptions used by the Company to amortize the Development right at the time LURs were acquired. The table also includes forward looking information that may be used by the Company for future amortization when future LURs are obtained:

	2007		2009		2013		2014		2014		2014
	Land Sale		Puhua		Golden Bay A		Golden Bay B		Head Quarter		Textile City
Acre (gross)	31		79		17.5	(3)	17.1	(3)	5.6	(4)	29.7	(5)
Gross Profit* from Intangible Agreement (numerator – in millions)	$16.5		$63.7		$15.2	(3)	14.5	(3)	6.2	(4)	23.7	(5)
Total Estimated Gross Profit* (Denominator – in millions)	$701	(1)	$701	(1)	$59.6	(6)	$59.6	(6)	59.6	(6)	$59.6	(6)
Percentage	2.4	%(1)	9.3	%(2)	27.5	(6)	26.2	(6)	11.5	(6)	34.8	(6)

* Gross profit referred to the price difference between the estimated fair market value of the LUR and the estimated preferred acquisition price.

* The Development right’s economic benefits are consumed as the LURs are acquired and the bidding priority and preferred prices are realized. As such, we follow ASC 350-30-35-6 to amortize the Development right by amortizing the Development right in a way that considers the identification of the profit on each LUR, which is between the preferred LUR acquisition price and market price of the LUR. The acquisition price and market price of the LURs are the function of the acreage of the LUR acquired, locations and trend of Xian surrounding land use right value. The overall profit from the Puhua project or any other future projects under the Development right require additional work and conditions such as: construction licenses, goodwill in the real estate industry, planning and actual construction works. However, none of these are directly related to the realization of profit from the Development right.

1)	When the Company entered into the New Land acquisition in March 2007, it was the Company’s intention to sell part of the land and retain the remaining portion for our own projects. We estimated the total cost and gross profit based on the then current market conditions and determined that the total estimated profit from utilizing the Development right would be approximately $168.9 million. As a result of the dedication by the Xi’an government to develop the Baqiao District, the real estate price increased substantially. We were able to sell 31 acre of land at $28 million and realized a gross profit of approximately $16.5 million, representing about 58% gross margin. Based on the high margin that we were able to realize through the LUR sale, we revised our estimated gross profit from $168.9 million to $701 million at the 2007 year end. The gross profit from this land sale was calculated as 2.4% of the total estimated gross profit from the whole 487 acre project. $1.2 million (2.4%) of the Intangible was amortized through the Company’s consolidated statement of operations.

2)	During 2009, we acquired the LUR of a 79 acre parcel of land for the Puhua project for $46 million and the estimated fair market value was $109 million based on the $30 million invested by Prax for the 25% interest in the Puhua project, although at that time we had only just acquired the LUR. The $63 million gross profit was determined as 9.25% of the total estimated gross profit at the time of Puhua LUR acquisition and $4.6 million (9.25%) of the Intangible was amortized and capitalized into real estate held for development or sale, specifically, the construction in progress (“CIP”) of Puhua. As revenue is recognized on the percentage of completion basis, the CIP (including the Amortized Intangible) is expensed through cost of real estate sales based on the same percentage of completion revenue recognition calculation.

In each of years 2010 through 2013, the Amortized Development right that was included in the cost of real estate sales are as follows:

• 2013Q1 – 213,471 (or 1.33 million RMB)

• 2013Q2 – 154,904 (or 0.95 million RMB)

• 2014Q1 – $39,089 (or 0.24 million RMB)

• 2014Q2 – $254,938 (or 1.59 million RMB)

3)	In December 2013 and March 2014, the Company acquired the land of Golden Bay A and Golden Bay B projects, which were 17.5 and 17.1 acres, respectively. According to the market condition around this project, the gross profit margin, which is defined as the estimated profit divided by the fair value of the LUR, of the land of Golden Bay was determined as 30%.The gross profit of Golden Bay A and Golden Bay B was estimated to be $15.2 million and $14.5 million, respectively.

4)	In June 2014, the Company acquired the land of Head Quarter and certain housing project to be purchased by employees, which was 5.6 acres. According to the market condition around this project, the gross profit margin, which is defined as the estimated profit divided by the fair value of the LUR, of the land of Head Quarter was determined as 30%, with a gross profit was estimated to be $6.2 million.

5)	In December 2010, we signed a preliminary contract with the government disclosing our intention to acquire an additional 29.7 acre tract of land of Textile City. We estimate that we may obtain the land use right for this piece of land during the second half of 2014. The estimated bidding price should be 10 percent higher than the price of Golden Bay because of the increase of market selling price. The gross profit margin of Textile City is estimated to be 20 percent because it is not located in a prime location like the Golden Bay project.

6)	After the acquisition of the land of Golden Bay, Head Quarter and Textile City, there are still 307 acres available for the Company to develop in the Baqiao area. But since we do not have specific plan on when this land will be available for purchase, we determined to amortize the remaining intangible asset to the Golden Bay, Head Quarter and Textile City projects. The amortization schedule will be updated when any new project in this area arises. According to the gross profit margin of the Golden Bay, Head Quarter and Textile City, the total gross profit of these three projects was determined to be $59.6 million. The total gross profit of the five pieces of land will be $139.8 million. The Company acquired Golden Bay B’s land use right and recorded amortization of $12,553,872 during the first quarter of 2014 and capitalized this amount in the real estate held for development or sale. The $12,553,872 amortization recorded was calculated by multiplying the $33,092,754 remaining carrying value of the development right immediately before this amortization by 37.94%, the percentage of profit expected to be realized from acquiring the land use right through the utilization of the development right over the total expected profit from acquiring land use rights through the utilization of the development right. The $5,222,987 amortization recorded in the second quarter of 2014 was calculated by multiplying the $20,977,221 remaining carrying value of the development right immediately before this amortization by 24.90%, the percentage of profit expected to be realized from acquiring the land use right through the utilization of the development right over the total expected profit from acquiring land use rights through the utilization of the development right.

Because the government has issued various policies to slow down the sale of land, we currently do not have specific development plans for the remaining 307 acre of land under the Intangible agreement. We will continue the discussion with the local government to locate potential projects. As part of our periodic reporting procedures, we review and update our estimates of total gross profit depending on the market conditions. Once we are able to secure a new project under the Intangible agreement, we will adjust the amortization table accordingly. The Company also assesses impairment and has determined that the expected future profit from the exclusive right is still well above the carrying value and has concluded that no impairment has occurred.

(b) The land use right was acquired through the acquisition of Suodi. The land use right certificate will expire in November 2048. The Company amortizes the land use right over 39 years starting from the date of acquisition. For the three and six months ended June 30, 2014, the Company has recorded $56,468 and $111,763, respectively, of amortization expense on the land use rights (June 30, 2013 - $55,367 and $111,356).The amortization was included in selling, general and administrative expenses. For the next five years, the Company will amortize approximately $220,000 annually on the land use right.

(c) The construction license was acquired through the acquisition of Xinxing Construction. The construction license, which is subject to renewal every 5 years, is not amortized and has an indefinite estimated useful life because management believes it will be able to continuously renew the license in future years. The license is subject to renewal on January 1, 2016.

No impairment write-down was recognized for the three and six months ended June 30, 2014 and 2013 on the intangible assets.

Deposits on land use rights

	June 30, 2014	December 31, 2013
Deposits on land use rights	16,280,063	59,155,165

Deposits on land use right as at June 30, 2014 mainly includes the $16.1 million (RMB 100 million) deposit for the land of Textile City project.

The Company conducts regular reviews of the deposits on land use rights. After review and assessment, the Company concluded that there was no impairment to the carrying value of the deposits and therefore no write-down was required.

Property, Plant and equipment Assets held for sale

The total rental income (cash inflow) from leasing the Tsining JunJing I commercial retail property was $0.2 million (RMB 1.3 million) during second quarter of 2014 compared with $0.2 million (RMB 1.1 million) during the same period of 2013. Based on the $0.2 million (RMB 1.3 million) of net cash receipts in the second quarter of 2014, it will take the Company approximately 12 years to recover the $9.97 million (RMB 62 million) carrying value of the asset. There was no cash outflow in connection with the maintenance and repair of the property. The annual amortization of this property is RMB 3 million (non-cash item) per year over 30 years.

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

Material trends and uncertainties that may impact continuing operations

Changes in national and regional economic conditions, as well as local economic conditions where we conduct our operations and where prospective purchasers of our homes live, may result in more caution on the part of homebuyers and consequently fewer home purchases. According to E House (China) Real Estate Research Institute the average residential sale price in Xi’an city was stable in the quarter ended June 30, 2014. The average sale price decreased to 6,707 RMB per square meter (approximately US$ 1,076 per square meter) from 7,502 RMB in the same period of 2013, representing about 10.6% year-to-year decrease.

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

As of June 30, 2014, we had $7,457,666 of cash, compared to $21,320,071 as of December 31, 2013, a decrease of $13,862,405.

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

Expand into Other Tier II and Tier III Cities. We believe our proven business model and expertise can be replicated in other Tier II and Tier III cities, especially in western China. For example, in 2011, we entered into the Ankang city market for a residential project. Furthermore, we have identified certain other cities that possess attractive replication dynamics. The Ankang project started pre-sales during the fourth quarter of 2012. However, we did not recognize its revenue until certain criteria are met in 2013. As of June 30, 2014, contract sales for the Ankang project totaled $43.2 million.

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

Our Property Projects

We provide three fundamental types of real estate developments:

•	High-rise apartment buildings, typically 19 to 33 stories, usually constructed of steel-reinforced concrete, that are completed within approximately 24 months of securing all required permits.

•	Mid-rise apartment buildings, typically 7 to 18 stories, usually constructed of steel-reinforced concrete, that are completed within approximately 12 to 18 months of securing all required permits.

•	Low-rise apartment buildings and villas, typically 2 to 6 stories, often constructed of steel-reinforced concrete, that are completed within approximately 12 months of securing all required permits.

Our projects can be classified into one of four stages of development:

•	Projects in planning, which include projects for which we have purchased the development and or land use rights for parcels of land as part of our project development pipeline. The completion of projects on these sites is subject to adequate financing, approval of permits, receipt of licenses and certain market conditions;

•	Projects in process, which include developments where we have typically secured the development and land use rights, and where the site planning, architecture, engineering and infrastructure work is in progress;

•	Projects under construction, where the building construction has started but has not yet been completed; and

•	Completed projects with units available for sale, where the construction has been finished and most of the units in the buildings have been sold or leased.

Projects Under Construction

Project Name	Type of Projects	Actual or Estimated Construction Period	Actual or Estimated Pre-sale Commencement Date	Total Site Area (m2 )	Total Gross Floor Area (m2 )	Sold GFA by June 30, 2014 (m2 )

Puhua Phase Two – East Region	Multi-Family residential & Commercial	Q2/2010 – Q3/2015	Q2/2010	38,447	119,311	30,204

Ankang Project-Phase I	Multi-Family residential & Commercial	Q2/2012 – Q2/2015	Q4/2012	28,091	124,919	67,949

Park Plaza-Phase I	Multi-Family residential & Commercial	Q1/2012 - Q2/2015	Q1/2013	34,000	107,060	62,371

Puhua Phase Three	Multi-Family residential & Commercial	Q2/2012 – Q3/2015	Q1/2013	30,600	129,049	69,953

Puhua Phase Four	Multi-Family residential & Commercial	Q1/2014 - Q2/2016	Q2/2014	61,087	147,775	12,336

Project Name	Total Number of Units	Number of Units sold by June 30, 2014	Estimated Revenue ($ millions)	Contracted Revenue by June 30, 2014 ($ millions)	Recognized Revenue by June 30, 2014 ($ millions)

Puhua Phase Two – East Region	921	541	122.7	31.4	26.4
Ankang Project-Phase I	968	642	93.2	43.2	30.8
Park Plaza-Phase I	690	586	125.7	85.8	83.1
Puhua Phase Three	1,899	570	109.4	59.3	49.0
Puhua Phase Four	1,212	124	151.1	12.2	3.5

Puhua Phase Two-East Region: East Region consists of 7 residential buildings and 2 commercial buildings. Total estimated revenue of Puhua Phase Two – East Region is $122.7 million. Total GFA of the project is expected to reach 119,311 square meters. Puhua Phase Two – West Region was completed in the fourth quarter of 2012 and New Coast Line was completed in the fourth quarter of 2013.

Ankang Projetc-phase I: The Ankang project-Phase I is located in Ankang city, which is approximately 260 kilometers south of Xi’an in China’s Shaanxi Province. The project consists of 8 residential buildings and a commercial area. Construction started in the second quarter of 2012, and presales started in the fourth quarter of 2012, but because it did not meet revenue recognition criteria, we were unable to recognize any revenue until the first quarter of 2013. Total GFA of the project is expected to reach 124,919 square meters. Total projected revenue is estimated to be $93.2 million.

Park Plaza-phase I: In July 2009, the Company entered into a Letter of Intent to acquire 44,250 square meters of land in the center of Xi’an for the Park Plaza project. In March 2011, the Company officially acquired the land use right for Park Plaza. The Company intends to develop a large mid-upper income residential and commercial project on this site, with a gross floor area of 107,060 square meters. The four-year construction of Park Plaza started in the second quarter 2012. We have started revenue recognition since the first quarter of 2013. The total revenue from Park Plaza is estimated to be $125.7 million.

Puhua Phase Three: Puhua Phase Three project covers 30,600 square meters with a total GFA of 129,049 square meters. We have started pre-sale of Puhua Phase Three during the first quarter of 2013 and started recognizing revenues based on the percentage of completion method. Total projected revenue is estimated to be $109.4 million.

Puhua Phase Four: The construction and pre-sale of Puhua Phase Four were stared in the first quarter of 2014 and have started revenue recognition since the second quarter of 2014. Total GFA of the project is expected to reach 147,775 square meters. Total projected revenue is estimated to be $151.1 million.

Projects under planning and in process

Project Name	Type of Projects	Estimated Construction Period	Estimated Pre-sale Commencement	Total Site Area (m2 )	Total GFA (m2 )	Total Number of Units
Baqiao New Development Zone	Multi-Family residential & Commercial	2009- 2020	N/A	N/A	N/A	N/A

Golden Bay	Multi-Family residential & Commercial	Q2/2013 – Q4/2018	Q4/2014	94,829	326,494	N/A

Textile City	Multi-Family residential & Commercial	Q3/2015 – Q4/2020	Q2/2016	433,014	630,000	N/A

Park Plaza- Phase II	Multi-Family residential & Commercial	Q4/2014 – Q2/2016	Q3/2015	10,000	60,057	N/A

Ankang Project- Phase II	Multi-Family residential & Commercial	Q4/2014 – Q4/2016	Q1/2015	46,728	207,794	N/A

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

In December 2010, we signed a preliminary contract with the government disclosing our intention to acquire an additional 107 acre tract of land of Textile City. The Company has not acquired the land use right because the government is clearing the land and otherwise making the land sellable. It is common practice in China for the government to clear all the existing buildings and move all existing residences prior to selling a tract of land. However, because we signed the preliminary land acquisition agreement with the government, the Company has first priority to purchase the land. We estimate that we may obtain the land use rights for this piece of land during the second half of 2015.

In December 2013 and March 2014, the Company acquired the land of Golden Bay A and Golden Bay B projects, which were 17.5 and 17.1 acres, respectively.

In June, the company acquired the land of the headquarter building which were 5.6 acres.

After selling 31 acres, placing 79 acres in the Puhua project and 34.6 acres in the Golden Bay project and setting aside 29.7 acres for Textile City, and 5.6 acres for headquarter building, and approximately 307 acres remain available for the Company to develop in the Baqiao area.

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

Textile City: The Textile City project is located within the Baqiao New Development Zone. The project consists of residential buildings and a commercial area. We expect to obtain the land and start construction in the third quarter of 2015, and the entire project will take five years to complete.

Park Plaza Phase II: Park Plaza Phase II will consist of residential buildings as well as a commercial area. We expect to start construction in the fourth quarter of 2014 and begin pre-sale in the third quarter of 2015.

Ankang project-Phase II: Ankang project Phase II will consist of residential buildings as well as a commercial area. We expect to start construction in the fourth quarter of 2014 and begin pre-sale in the first quarter of 2015.

Major Completed Projects with Units Available for Sale

Project name	Type of Projects	Completion Date	Total Site Area (m2 )	Total GFA (m2 )	Total Number of Units	Number of Units sold by June 30, 2014
Puhua Phase Two – West Region	Multi-Family residential & Commercial	Q4/2012	53,595	100,450	666	662
Puhua Phase One	Multi-Family residential & Commercial	Q4/2012	47,600	137,137	858	844
JunJing II Phase One	Multi-Family residential & Commercial	Q4/2009	39,524	142,214	1,215	1,211
JunJing I	Multi-Family residential & Commercial	Q3/2006	55,588	167,931	1,671	1,670

Puhua Phase One: Puhua Phase One is one of Puhua’s four phases. The project was completed in the fourth quarter of 2012. As of June 30, 2014, we have recognized $111.4 million in revenue.

Puhua Phase Two – West Region and New Coastal Line: Puhua Phase Two – West Region consists of four buildings. The region was completed in the fourth quarter of 2012 and New Coast Line was completed in the fourth quarter of 2013. As of June 30, 2014, we have recognized $110.0 million in revenue.

Junjing III: Junjing III is located near our Junjing II project of the city expressway. It has a GFA of about 52,220 square meters. The project consists of three high rise buildings, each 28 to 30 stories high. The project is targeting middle to high income customers who require a high quality living environment and convenient transportation to the city center. We started construction during the fourth quarter of 2010 and pre-sales began during the fourth quarter of 2011. The project was completed in the fourth quarter of 2012. As of June 30, 2014, we have recognized $53.3 million in revenue.

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

CONSOLIDATED OPERATING RESULTS

Three Months Ended June 30, 2014 Compared with the Three Months Ended June 30, 2013

Revenues

Our revenues are mainly derived from the sale of residential and commercial units and buildings, infrastructure work we perform for the local government and land development projects in the Baqiao area. In the second quarter of 2014, most of our revenues came from the Park Plaza projects, Ankang project , and Puhua project.

	Three Months	Three Months
	Ended	Ended
Revenues by project:	June 30,2014	June 30, 2013
US$
Project Under Construction
Puhua Phase Two East Region	6,890,399	12,512,381
Puhua Phase Three	6,472,271	8,985,610
Park Plaza	15,503,089	19,958,986
Ankang Project	7,386,849	5,526,291
Puhua Phase Four	3,485,109	-

Projects Completed
Puhua Phase Two – West Region	616,066	2,057,092
JunJing III	309,952	24,132
Puhua Phase One	(284,182)	1,673,638
JunJing I	433,310	-
Other Projects	616,066	19,500
Revenues from the sale of properties	$40,812,863	$50,757,630

The following table summarizes details of our most significant projects under construction during the second quarter of 2014:

	Three Months	Three Months
	Ended	Ended
Revenues by project:	June 30, 2014	June 30, 2013
US$
Project Under Construction
Puhua Phase Two East Region contract sales	$5,969,853	$13,118,766
Revenue	$6,890,399	$12,512,381
Total gross floor area (GFA) available for sale *	119,311	160,640
GFA sold during the period	4,875	7,119
Remaining GFA available for sale	89,107	119,377
Percentage of completion	78.7%	64.1%
Percentage GFA sold during the period	4.1%	4.4%
Percentage GFA sold to date	25.3%	25.7%
Average sales price per GFA	$1,225	$1,843

Puhua Phase Three contract sales	$1,382,502	$10,163,137
Revenue	$6,472,271	$8,985,610
Total gross floor area (GFA) available for sale *	129,049	129,300
GFA sold during the period	1,412	8,665
Remaining GFA available for sale	59,096	71,733
Percentage of completion	77.4%	46.8%
Percentage GFA sold during the period	1.1%	6.7%
Percentage GFA sold to date	54.2%	44.5%
Average sales price per GFA	$979	$1,173

Park Plaza-Phase I contract sales	$12,092,922	$25,098,516
Revenue	$15,503,089	$19,958,986
Total gross floor area (GFA) available for sale *	107,060	149,822
GFA sold during the period	9,117	17,348
Remaining GFA available for sale	44,689	110,323
Percentage of completion	94.5%	63.5%
Percentage GFA sold during the period	8.5%	11.6%
Percentage GFA sold to date	58.4%	26.4%
Average sales price per GFA	$1,326	$1,447

Ankang Project-Phase I contract sales	$4,972,520	$22,843,545
Revenue	$7,386,849	$5,526,291
Total gross floor area (GFA) available for sale *	124,919	243,152
GFA sold during the period	7,596	36,892
Remaining GFA available for sale	56,970	191,151
Percentage of completion	56.1%	21.5%
Percentage GFA sold during the period	6.1%	21.4%
Percentage GFA sold to date	54.4%	21.4%
Average sales price per GFA	$655	$619

Puhua Phase Four contract sales	$6,192,960	$-
Revenue	$3,485,109	$-
Total gross floor area (GFA) available for sale *	147,775	147,775
GFA sold during the period	6,323	-
Remaining GFA available for sale	135,439	147,775
Percentage of completion	24.9%	-
Percentage GFA sold during the period	4.3%	-
Percentage GFA sold to date	8.3%	-
Average sales price per GFA	979	n/a

*Difference in total GFA available for sale is due to addition of a new building and or modification to floor plans.

Revenues from projects under construction

Puhua Phase Two – East Region: consists of 7 middle-rise and high-rise buildings and Garden Houses with total expected revenues of approximately $122.7 million. For the three months ended June 30, 2014, we secured $6.0 million contract sales and recognized $6.9 million revenue.

Puhua Phase Three: Puhua Phase Three project covers 30,600 square meters with a total GFA of 129,049 square meters. We started pre-sale of Puhua Phase Three during the first quarter of 2013. The contract revenue for Puhua Phase Three was $1.4 million and we recognized $6.5 million for the three months ended June 30, 2014 based on the percentage of completion method.

Park Plaza-Phase I: In July 2009, the Company entered into a letter of intent to acquire 44,250 square meters of land in the center of Xi’an for the Park Plaza project. In March 2011, the Company officially acquired the land use right for Park Plaza. The Company intends to develop a large mid-upper income residential and commercial project on this site, with a GFA of 107,060 square meters. The four-year construction of Park Plaza started in the second quarter 2012. The contract revenue was $12.1 million and we recognized $15.5 million for the three months ended June 30, 2014 based on the percentage of completion method.

Ankang Project-Phase I: The Ankang project-Phase I is located in Ankang city, which is approximately 260 kilometers south of Xi’an in China’s Shaanxi Province. The project consists of residential buildings and a commercial area. Construction started in the second quarter of 2012 and presales started in the fourth quarter of 2012. There was $5.0 million contract sales and we recognized $7.4 million for the three months ended June 30, 2014 based on the percentage of completion method.

Puhua Phase Four: The construction and pre-sale of Puhua Phase Four stared in the first quarter of 2014 and started revenue recognition in the second quarter of 2014. There was $6.2 million contract sales and we recognized $3.5 million for the three months ended June 30, 2014 based on the percentage of completion method.

Revenues from projects completed

The revenue from completed projects totaled $1,075,146 for the three months ended June 30, 2014, compared to $3,774,362 during the same period of 2013. Revenues from projects completed in the second quarter of 2014 were lower than those during the period of 2013, as we continue selling the completed projects, we had less remaining inventories for sale, at the same time, selling the left inventories is more slowly.

Other Revenue

Other income includes property management fees, rental income, revenues from construction of low income residential building for the Ankang government, the gain/loss from disposal of fixed assets, construction work provided to the third parties, and the interest income. We recognized $3,254,400 in other income for the three months ended June 30, 2014 compared with $6,996,473 in the same period of 2013. The decrease can be explained by the following table, which summarizes the breakdown of the other income and the changes during the three months ended June 30, 2014 and 2013:

	For the three months ended
	June 30, 2014	June 30, 2013
Interest income	$1,089,484	$2,035,374
Rental income	240,597	211,303
Income from property management services	1,098,983	914,039
Construction contract income	445,548	3,813,981
Miscellaneous income	379,788	11,776
Total	$3,254,400	$6,996,473

The decrease of construction contract income is due to that the construction of low income residential buildings for the Ankang government by Xinxing Construction was almost completed in 2013.

Cost of real estate sales

The cost of properties and land in the three months ended June 30, 2014 increased 21 percent to $43,491,234 compared with $35,950,062 in the same period of 2013. The increase in cost is associated with increased revenue and also due to the impairment on Park Plaza Phase I project. As impacted by the adjustments of estimated revenue and cost, $4.4 million impairment was recorded during the second quarter of 2014. For the three months ended June 30, 2014, the cost of real estate sales for Park Plaza Phase I project increased to $22.1 million compared to $16.8 million during the same period of 2013. And the cost of real estate sales of Ankang project has increased to $6.2 million from $4.6 million during the same period of 2013.

Gross profit and profit margin

Gross profit for the three months ended June 30, 2014 was $(816,509), representing a 105 percent decrease from $17,571,120 in the same period of 2013. The gross profit margin for the three months ended June 30, 2014 was (1.9) percent compared with 30.4 percent in the same period of 2013. The decrease of gross profit is due to the decrease in revenue and the increase in cost of Park Plaza Phase I and Ankang Phase I projects, and also due to the impairment on Park Plaza Phase I project. The decrease of gross profit margin in the second quarter of 2014 is due to the adjustment of total estimated revenue and cost. This caused the Company to record the accumulated impact in prior period in the second quarter of 2014 and also due to the impairment on Park Plaza Phase I project. As the result of change in estimate cost, the gross profit for Park Plaza decreased to (42.58) percent.

During the three months ended June 30, 2013, real estate development projects with gross profits recognized as at March 31, 2013 had no changes in their estimated gross profit margins. Therefore, net income and both basic and diluted earnings per share for the three months ended were not impacted.

Furthermore, Xinxing Construction had more revenue recognized during the second quarter of 2014 and the margin from the construction segment was much lower than the margin from real estate sales.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) for the three months ended June 30, 2014 decreased 20.9 percent to $3,876,829 from $4,901,936 in the same period of 2013. Such decrease was primarily due to decreased advertising expenses during the second quarter of 2014. SG&A accounted for 8.8 percent of total revenue in the second quarter of 2014 compared to 8.5 percent for the same period in 2013. The increase in SG&A to total revenue is primarily due to the decrease in revenue.

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

Compensation expense for stock options is recognized over the vesting period. During the three months ended June 30, 2014, compensation expense of $109,224 (June 30, 2013 - $1,006,736) was recognized in the unaudited interim condensed consolidated statements of income.

On June 5, 2014, the Company issued 414,000 shares of common stock as fiscal 2013 compensation to the senior executives including Chairman, Chief Executive Officer, Chief Financial Officer and Chief Operation Officer and independent directors. The shares are valued at $894,240 based on the closing price of the shares on the grant date and are recorded as stock-based compensation on the unaudited interim condensed consolidated statements of income.

Other expenses

Other expenses mainly consists of late delivery settlements, maintenance costs and some miscellaneous income. Other expenses in the three months ended June 30, 2014 were $10,112 compared with $390,567 in the same period of 2013. This amount is miscellaneous expenses from Xinxing Construction and JiYuan.

Financing expense

Financing expense in the three months ended June 30, 2014 decreased to $939,852 from $2,807,094 in the same period of 2013. The decrease is mainly due to in prior year, part of interest from loan to fund Golden Bay project was expensed, as the project’s CIP balance was low, that not all related interest could be capitalized. Bank of China Macau Branch, Bank of China Singapore Branch and Bank of Communication offshore branch, which were drawn to repay mandatorily redeemable non-controlling interest in Subsidiaries and the loans from LUSO International Bank, which were drawn to repay convertible debt.

Provision for income taxes

The $128,422 provision for income taxes for the three months ended June 30, 2014 decreased from $2,660,911 for the three months ended June 30, 2013 because of the sharp decrease of net profit of the second quarter of 2014.

Net Income

Net income for the three months ended June 30, 2014 decreased 216 percent to $(6,764,041) compared to $5,853,889 in the same period of 2013. The decrease in net income was due to decrease of gross margin and impairment loss on inventory in the second quarter of 2014.

Basic and diluted earnings per share

Both the basic earnings per share and diluted earnings per share were $(0.20) in the three months ended June 30, 2014, compared to $0.17 in the same period of 2013. The number of shares outstanding did not change significantly from year to year.

Common shares used to calculate basic and diluted EPS

The weighted average shares outstanding used to calculate both the basic earnings per share and diluted earnings per share were 34,497,920 shares in the three months ended June 30, 2014, and 35,086,599 shares, and 35,244,724 shares in the same period of 2013.

Foreign exchange

The company operates in China and the functional currency is the Chinese Renminbi (“RMB”) but the reporting currency is the U.S. dollar, based on the exchange rate of the two currencies. The fluctuation of exchange rates during the three months ended June 30, 2014 and the same period of 2013, when translating the operating results and financial positions at different exchange rates, created the accrued loss (gain) on foreign exchange. The gain on foreign exchange in the three months ended June 30, 2014 was $513,397, compared with a gain of $2,691,556 in the same period of 2013.

Six Months Ended June 30, 2014 Compared with the Six Months Ended June 30, 2013

Revenues

Our revenues are mainly derived from the sale of residential and commercial units and buildings, infrastructure work we perform for the local government and land development projects in the Baqiao New Development Zone. In the six months ended June 30, 2014, most of our revenues came from the Park Plaza project, Ankang project, Puhua Phase Two East Region and Puhua Phase three project.

	Six months	Six months
	ended	Ended
Revenues by project:	June 30, 2014	June 30, 2013
US$
Project Under Construction
Puhua Phase Two East Region	8,762,792	14,676,512
Puhua Phase Three	9,135,536	24,903,245
Park Plaza	20,487,768	38,149,383
Ankang Project	12,656,038	5,526,291
Puhua Phase Four	3,485,109	-
Projects Completed
Puhua Phase Two West Region	559,424	5,317,033
JunJing III	706,761	134,102
Puhua Phase One	392,909	2,323,382
JunJing I	433,310	-
Other Projects	-	19,501
Revenues from the Sale of Properties	$56,619,647	$91,049,447

The following table summarizes details of our most significant projects under construction during the six months ended June 30, 2014:

	Six Months	Six Months
	Ended	Ended
Revenues by project:	June 30, 2014	June 30, 2013
US$
Project Under Construction
Puhua Phase Two East Region contract sales	$7,867,843	$13,725,842
Revenue	$8,762,792	$14,676,512
Total gross floor area (GFA) available for sale *	119,311	160,640
GFA sold during the period	6,390	7,751
Remaining GFA available for sale	89,107	119,377
Percentage of completion	78.7%	64.1%
Percentage GFA sold during the period	5.4%	4.8%
Percentage GFA sold to date	25.3%	25.7%
Average sales price per GFA	$1,231	$1,771

Puhua Phase Three contract sales	$3,346,112	$46,725,932
Revenue	$9,135,540	$24,903,245
Total gross floor area (GFA) available for sale *	129,049	129,300
GFA sold during the period	3,200	57,567
Remaining GFA available for sale	59,096	71,733
Percentage of completion	77.4%	50.9%
Percentage GFA sold during the period	2.5%	44.5%
Percentage GFA sold to date	54.2%	44.5%
Average sales price per GFA	$1,046	$826

Park Plaza contract sales	$15,962,555	$55,190,946
Revenue	$20,487,765	$38,149,383
Total gross floor area (GFA) available for sale *	107,060	149,822
GFA sold during the period	11,928	39,499
Remaining GFA available for sale	44,689	110,323
Percentage of completion	94.5%	63.5%
Percentage GFA sold during the period	11.1%	26.4%
Percentage GFA sold to date	58.3%	26.4%
Average sales price per GFA	$1,338	$1,397

Ankang Project contract sales	$10,701,637	$22,843,545
Revenue	$12,656,038	$5,526,291
Total gross floor area (GFA) available for sale *	124,919	243,152
GFA sold during the period	15,456	52,001
Remaining GFA available for sale	56,970	191,151
Percentage of completion	56.1%	21.5%
Percentage GFA sold during the period	12.4%	21.4%
Percentage GFA sold to date	54.4%	21.4%
Average sales price per GFA	$692	$439

Puhua Phase Four contract sales	$12,162,686	$-
Revenue	$3,485,109	$-
Total gross floor area (GFA) available for sale *	147,775	147,775
GFA sold during the period	12,336	-
Remaining GFA available for sale	135,439	147,775
Percentage of completion	24.9%	0%
Percentage GFA sold during the period	8.3%	0%
Percentage GFA sold to date	8.3%	0%
Average sales price per GFA	$986	$ N/A

*Difference in total GFA available for sale is due to addition of a new building and/or modification to floor plans.

Puhua Phase Two – East Region : consists of 7 middle-rise and high-rise buildings and Garden Houses with total expected revenues of approximately $122.7 million. For the six months ended June 30, 2014, revenue of the project decreases from $14.7 million of 2013 to $8.8 million in the second quarter of 2014.

Puhua Phase Three: Puhua Phase Three project covers 30,600 square meters with a total GFA of 129,049 square meters. We started pre-sale of Puhua Phase Three during the first quarter of 2013. The contract revenue for Puhua Phase Three was $59.3 million as of June 30, 2014 and we recognized $49.1 million by the end of June 2014 based on the percentage of completion method. The contract sales for Puhua Phase Three was $46.7 million as of June 30, 2013 and we recognized $24.9 million by the end of June 2013 based on the percentage of completion method.

Park Plaza: In July 2009, the Company entered into a letter of intent to acquire 44,250 square meters of land in the center of Xi’an for the Park Plaza project. In March 2011, the Company officially acquired the land use right for Park Plaza. The Company intends to develop a large mid-upper income residential and commercial project on this site, with a GFA of 107,060 square meters. The four-year construction of Park Plaza started in the second quarter 2012. The contract revenue for Park Plaza was $85.8 million as of June 30, 2014, of which we recognized $83.1 million. The contract revenue for Park Plaza was $55.5 million as of June 30, 2013, of which we recognized $38.1 million. The total revenue from Park Plaza is estimated to be $154 million.

Ankang Project : The Ankang project-Phase I is located in Ankang city, which is approximately 260 kilometers south of Xi’an in China’s Shaanxi Province. The project consists of residential buildings and a commercial area. Construction started in the second quarter of 2012 and presales started in the fourth quarter of 2012. The contract revenue for Ankang Project was $43.2 million as of June 30, 2014 and we have recognized $30.8 million in revenue. The contract revenue for Ankang Project was $22.8 million as of June 30, 2013 and we have recognized $5.5 million in revenue.

Puhua Phase Four: The construction and pre-sale of Puhua Phase Four were stared in the first quarter of 2014 and have started revenue recognition since the second quarter of 2014. There was $12.1 million contract sales and we recognized $3.5 million as of June 30, 2014 based on the percentage of completion method. The Company started the revenue recognition in the second quarter of 2014, so there was no revenue in the second quarter of 2013.

Revenues from Projects Completed

The revenue from completed projects totaled $2,092,404 for the six months ended June 30, 2014, compared to $7,794,017 during the same period of 2013. Revenues from projects completed in the second quarter of 2014 were lower than those during the period of 2013, as we continue selling the completed projects, we had less remaining inventories for sale, at the same time, selling the left inventories is more slowly.

Other Income

Other income includes property management fees, rental income, revenues from construction of low income residential building for the Ankang government, the gain/loss from disposal of fixed assets, construction work provided to the third parties, and the interest income. We recognized $9,490,027 in other income for the six months ended June 30, 2014 compared with $18,095,597 in the same period of 2013. The decrease can be explained by the following table, which summarizes the breakdown of the other income and the changes during the six months ended June 30, 2014 and 2013:

	For the six months ended
	June 30,	June 30,
	2014	2013
Interest income	$2,203,549	$2,904,822
Rental income	486,292	442,498
Income from property management services	2,383,049	1,822,193
External construction contracts	3,411,054	12,907,295
Gain on disposal of property and equipment	612,912	-
Miscellaneous income	393,171	18,789
Total	$9,490,027	$18,095,597

The decrease of construction contract income is due to that the construction of low income residential buildings for the Ankang government by Xinxing Construction was almost completed in 2013.

Cost of Real Estate Sales

The cost of real estate sales in the six months ended June 30, 2014 decreased 19 percent to $56,208,120 compared with $69,036,162 in the same period of 2013. The decrease in cost is associated with decreased revenue as revenue from Puhua Phase III and Park Plaza decrease during the first six months of 2014.

Gross Profit and Profit Margin

Gross profit for the six months ended June 30, 2014 was $4,499,599, representing 83 percent decrease from $26,340,062 in the same period of 2013. The gross profit margin for the six months ended June 30, 2014 was 6.8 percent compared with 24.1 percent in the same period of 2013. The decrease of gross profit is due to the decrease in revenue, the impairment write down of Park Plaza Phase I and also the adjustment of total estimate cost that the Company recorded the accumulated impact of the second quarter of 2014. As the result of change in estimated revenue and cost, the gross profit for Park Plaza decreased by 5.4 million for the six months of 2014, the Puhua Phase III decreased by 1.4 million for the six months of 2014 and the Puhua Phase II – East Region decreased by 0.3 million for the six months of 2014.

During the six months ended June 30, 2013, real estate development projects with gross profits recognized as at December 31, 2012 had changes in their estimated gross profit margins. As a result of these changes of gross profit, net income for the six months ended June 30, 2013 decreased by $666,041 or a decrease of $0.020 for both basic and diluted earnings per share for the six months ended June 30, 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the six months ended June 30, 2014 decreased to $7,866,311 from $$8,059,940 in the same period of 2013. Such increase was primarily due to increased selling expenses during the first six months of 2014 in connection with additional projects starting presale, and increased employee salary expenses, which contributed to the higher administrative expenses. SG&A accounted for 11.9 percent of total revenue in the six months ended June 30, 2014 compared to 7.4 percent for the same period in 2013. The increase in the ratio of SG&A to total revenue is primarily due to the larger reductions of revenue for the six months ended June 30, 2014.

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

Compensation expense for stock options is recognized over the vesting period. During the six months ended June 30, 2014, compensation expense of $242,064 (June 30, 2013 - $1,104,273) was recognized in the unaudited interim condensed consolidated statements of income.

On June 5, 2014, the Company issued 414,000 shares of common stock as fiscal 2013 compensation to the senior executives including Chairman, Chief Executive Officer, Chief Financial Officer and Chief Operation Officer and independent directors. The shares are valued at $894,240 based on the closing price of the shares on the grant date and are recorded as stock-based compensation on the unaudited interim condensed consolidated statements of income (Note 14).

Other Expenses

Other expenses mainly consists of late delivery settlements, maintenance costs and some miscellaneous income. Other expenses in the six months ended June 30, 2014 were $14,019 compared with $450,550 in the same period of 2013. This amount is miscellaneous expenses from Xinxing Construction and Jiyuan.

Financing Expense

Financing expense in the six months ended June 30, 2014 decreased to $2,334,382 from $4,253,880 in the same period of 2013. The decrease was due to part of interest form loan to fund Golden Bay was expensed, due to the project’s CIP balance was low, that not all related interests could be capitalized.

Provision for Income Taxes

The $145,458 provision for income taxes for the six months ended June 30, 2014 decreased from $3,858,913 for the six months ended June 30, 2013. The decrease was mainly due to decreased operating income in the first six months of 2014 compared with the same period of 2013.

Net Income

Net income for the six months ended June 30, 2014 decreased 186.4 percent to $(7,538,094) compared to $8,727,154 in the same period of 2013. The decrease in net income was mainly due to increased total revenue and impairment loss on inventory during the second quarter of 2014.

Basic and Diluted Earnings Per Share

Both the basic earnings per share and diluted earnings per share were $(0.22) in the six months ended June 30, 2014, compared to $0.25 in the same period of 2013. The number of shares outstanding did not change significantly from year to year.

Common Shares Used to Calculate Basic and Diluted EPS

The weighted average shares outstanding used to calculate both the basic earnings per share and diluted earnings per share was 34,560,976 shares in the six months ended June 30, 2014. The weighted average shares outstandings used to calculated basis earnings per share was 35,086,599 and 35,168,098 to calculated diluted earnings per share in the same period of 2013.

Foreign Exchange

The company operates in China and the functional currency is the Chinese Renminbi (“RMB”) but the reporting currency is the U.S. dollar, based on the exchange rate of the two currencies. The fluctuation of exchange rates during the six months ended June 30, 2014 and the same period of 2013, when translating the operating results and financial positions at different exchange rates created the accrued gain (loss) on foreign exchange. The loss on foreign exchange in the six months ended June 30, 2014 was $(5,998,266), compared with a gain of $3,419,601 in the same period of 2013.

Cash flow discussion

There was a net cash outflow of $13,429,501 during the six months ended June 30, 2014 compared to a net cash inflow of $94,000,500 during the same period of 2013.

Operating activity cash outflow was $18,208,909 in the six months ended June 30, 2014, compared to operating cash outflow of $1,706,145 in the same period of 2013. The change in operating cash flow in the first six months of 2014 was mainly due to the increase of payment to government for deposit of land use right.

There was a cash outflow of $29,925,060 for investing activities for the six months ended June 30, 2014, compared to investing cash outflow of 1,310,211 for the same period of 2013. The increase is due to purchase of short term investment, and purchase of property and equipment, which mainly includes purchase of land use right for head office.

There was a cash inflow of $34,704,468 for financing activities for the first six months ended June 30, 2014 compared with $$97,016,856 of financing cash inflow in the same period of 2013 due to less borrowing during the first six month of 2014.

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

The ratio of receivables to sales was 69% as of June 30, 2014 and 43% as of June 30, 2013. The change in ratio of receivables to sales does not represent the deterioration in the credit quality of our receivables or a change in our revenue recognition policies. In general, the Company does not recognize revenues until all permits including pre-sales permits are obtained. Other than the down payments made by customers upon the signing of the sales agreements, most of the balances from the sales are receivable through mortgage financings. Usually, the mortgage approval process ranges from two month to six months, depending on the bank’s credit limit and customer credit worthiness. Account receivables are determined by bank mortgage approval process. The longer the banks take to approve customer mortgages, the greater our account receivables are.

Debt leverage

Total debt consists of loans from employees and loans payable.

Total debt outstanding as of June 30, 2014 was $327.9 million compared with $300.7 million on December 31, 2013. Net debt outstanding (total debt less cash and restricted cash) as of June 30, 2014 was $208.6 million compared with $161.8 million on December 31, 2013. The Company’s net debt as a percentage of total capital (net debt plus shareholders’ equity) was 62.7 percent on June 30, 2014 and 54.1 percent on December 31, 2013, which mainly resulted from additional debt financing for the next 12 months. Consequently, the ratio of net debt as a percentage of total capital increased as of June 30, 2014 compared with December 31, 2013.

Liquidity and capital resources

The Company leases certain office space under various operating lease agreements with expiration dates in one year.

In connection with the loans borrowed from XinYing  the Company also signed a finance consulting agreement with XinYing whereby the Company is committed to pay consulting fees on a quarterly basis up to July 2015 for financing services provided.

Additionally, the Company had various commitments related to land use right acquisitions with unpaid balances of approximately $16.1 million. The balances are not due until the vendor removes the existing building on the land and changes the zoning status of the land use right certificate. Based on the current condition, the Company estimates that the balances will be paid in a year.

All future payments required under the various agreements are summarized below:

	Payment due by period
Commitments and		Less than						After
Contingencies	Total	1 year	1-2 years		2-3 years	3-4 years	4-5 years	5 years
Operating leases	$13,433	$13,433	$		$-	$-	$-	$-
Consulting fees	2,835,988	2,514,669		321,319	-	-	-	-
Land use rights	16,119,672	16,119,672			-	-	-	-
Total	$18,969,093	$18,647,774		$321,319	$-	$-	$-	$-

The Company from time to time has to renew certain real estate development licenses in the normal course of business. Management believes the Company will be able to continuously renew these licenses.

Loans payable

	June 30, 2014	December 31, 2013

Construction Bank of China
Annual interest is 105% of People’s Bank of China prime rate (6.15%). The loan is secured by the Park Plaza Phase I project and land use right. The repayment schedule is as follows: November 30, 2014 - $6,447,896 (RMB 40 million); May 30, 2015 - $6,447,869 (RMB 40 million); November 30, 2015 - $9,671,803 (RMB 60 million), May 30, 2016 - $1,611,968 (RMB 10 million). The loan is also subject to certain repayment requirements based on percentage of sales contracts signed over total estimated sales amount of Park Plaza Phase I.	$24,179,509	$28,907,941

Bank of China, Macau Branch
Originally due on December 16, 2013 and extended to December 16, 2015, annual interest is based on 3-month LIBOR (“LIBOR”) rate plus 2.5%. The 3-month LIBOR rate on June 30, 2014 was 0.2281% (December 31, 2013 - 0.2442%), secured by $32,239,345 (RMB 200 million) of restricted cash.	31,000,000	31,000,000

Bank of Communication Offshore Branch (Loan 1)
Due on November 13, 2015, annual rate is 2.9%, secured by $36,269,263 (RMB 225 million) of restricted cash.	30,000,000	30,000,000

Bank of China, Singapore Office
Due on November 22, 2014, annual interest is based on 3-month LIBOR rate plus 1.55%. The 3-month LIBOR rate on June 30, 2014 was 0.2281% (December 31, 2013 - 0.2442%), secured by $32,239,345 (RMB 200 million) of restricted cash.	31,800,000	31,800,000

LUSO International Bank The Company signed an agreement for a line of credit of $9.7 million with LUSO International Bank. The amount that can be withdrawn is limited to 97% of the restricted cash secured for the line of credit. The total amount will be due on March 27, 2015. As of December 31, 2013, the Company has drawn $7,761,153 from the line of $9.7 million which is 96.5% of $ 8,059,836 (RMB 50 million) restricted cash secured. Annual interest is based on the 12-month LIBOR rate plus 2.7%. The 12-month LIBOR rate on June 30, 2014 was 0.5422% (December 31, 2013- 0. 5795%).	7,761,153	7,761,153

Xi’an Xinxing Days Hotel & Suites Co., Ltd. (“Days Hotel”) (Note 20)
There are several loans from Days Hotel, including: $7,898,639 (RMB 49 million) due on June 31, 2014; $3,385,131 (RMB 21 million) due on October 20, 2014;$8,059,836 (RMB 50 million) due on November 13, 2014; $241,795 due on January 17, 2015 (RMB 1.5 million); $483,590 (RMB 3 million) due on March 6, 2015;$386,872 (RMB 2.4 million) due on March10, 2015; and $644,787 (RMB 4 million) due on March19, 2015; and $1,128,377 (RMB 7 million) due on October 31, 2014; and $322,393 (RMB 2 million) due on April 30, 2015. All Days Hotel loans have an annual interest rate of 20%.	22,551,422	19,905,182

Shanghai XinYing Fund, LLC (“XinYing”)
Due August 7, 2014, annual interest is 9.6% and the effective annual interest rate is 27.16% due to related finance consulting fees (Note 19), secured by 100% ownership of Xinxing Construction’s shares, corporate guarantee from Tsining, Puhua, and the Company (Note 20). The repayment schedule is as follows: August 7, 2014 – $19,343,607 (RMB 120 million).	19,343,607	21,474,470

Shenzhen Qianhai Dinghui Equity Investment Fund Partnership (“Dinghui”)
On March 22, 2013, the Company received $40,299,181 (RMB 250 million) from Dinghui to fund the acquisition of the land use rights for the Company’s Golden Bay project and/or other construction. The loan is due on March 21, 2015 with an annual interest rate of 20%.

In March 2014, the Company borrowed an additional $16,119,673 (RMB 100 million). The loan will be used to acquire the land use right for the Company’s head quarter. The loan is due in March 2015 with an annual effective interest rate of 20%.

In connection with these loans, the Company transferred 49% of Fangzhou’s common shares to Dinghui in December 2012 as security for the loan. Dinghui will not participate in the decision making, operation and profit/loss sharing of Fangzhou. Once the land use right is obtained, the Company will use the land use right as a pledge for the loan and Dinghui will revert the transferred common shares of Fangzhou back to the Company. Since Golden Bay’s land use rights were acquired before March 31, 2014, the Company and Dinghui is the process of reverting the transferred common shares of Fangzhou back to the Company. The loans are also guaranteed by the Company and the Company’s President.	56,418,854	41,297,058

Bank of Communications
Annual interest is 120% of People’s Bank of China prime rate (6.15%). The loan is secured by a portion of the Puhua Phase III project and land use right. The repayment schedule is as follows: December 20, 2014 - $3,223,934 (RMB 20 million); June 20, 2015 - $8,059,836 (RMB 50 million); and December 20, 2015 - $16,119,673 (RMB 100 million).	27,403,443	33,037,646

Bank of Xi’an, Weilai Branch Annual interest is 130% People’s Bank of China prime rate (6.15%). The loan is secured by a portion of the Puhua Phase II project and land use right. The repayment schedule is as follows: September 21, 2014 - $4,835,902 (RMB 30 million); December 21, 2014 - $8,059,836 (RMB 50 million); April 24, 2015 - $11,283,771 (RMB 70 million). Theloan is also subject to certain repayment requirements based on percentage of sales contracts signed over total estimated sales amounts of Puhua Phase II.	24,179,509	29,733,882

Bank of Communication Offshore Branch (Loan 2) Due on March 17, 2016, annual interest is based on 6-month LIBOR rate plus 2.8% and the loan is also subject to a 0.7% financing fee. The effective annual interest rate is 3.730% and the 6-month LIBOR rate on June 30, 2014 was 0.3238% (December 31, 2013 - 0.2442%).	22,500,000	-

Total	$297,137,495	$274,917,332

Except for the loans from Bank of China Macau Branch, Bank of China Singapore Branch and Bank of Communication Offshore Branch (Loan 1), which were drawn to repay mandatorily redeemable non-controlling interest in Subsidiaries and the loans from LUSO International Bank, which was drawn to repay convertible debt and the loan from Bank of Communication Offshore Branch (Loan 2), which will be used to repay the loans from Bank of China Singapore Branch. All other loans were drawn to directly finance construction projects and the interest paid was capitalized and allocated to various real estate construction projects or expensed if the interest costs did not meet the capitalization criteria.

The $36.3 million of restricted cash corresponds to a $30 million loan from Bank of Communications offshore Branch; the $32.2 million of restricted cash corresponds to a $31 million loan from Bank of China, Macau Branch; the $32.2 million of restricted cash corresponds to a $31.8 million loan from Bank of China, Singapore Branch; and $8.06 million of restricted cash corresponds to a $7.76 million loan from LUSO International Bank. Except for the $7.76 million loan from LUSO International Bank, all these borrowings were incurred in Hong Kong to repay the mandatorily redeemable preferred shares of Prax except loan from LUSO International Bank, which were drawn to repay convertible debt. However, the majority of the Company’s cash resided in mainland China and to wire funds from mainland China to Hong Kong is subject to foreign exchange restrictions imposed by the PRC government. Thus, in order for the Company to repay its Hong Kong and oversea counterparties, the Company had to utilize the special lending facilities provided by major PRC banks and foreign financial institutions (i.e. JP Morgan and Bank of China) to allow the Company to borrow outside of mainland China using cash the Company has in mainland China as guarantees.

The loans payable balances were secured by certain of the Company’s real estate held for development or sale and land use rights with a carrying value of $134,118,430 at June 30, 2014 (December 31, 2013 - $151,078,309). The weighted average interest rate on loans payable as at June 30, 2014 was 9.27% (December 31, 2013 – 9.00%).

The loans from Bank of Xi’an, Weilai Branch and Construction Bank of China are subject to certain repayment terms based on certain percentage of units sold in Puhua Phase II and Park Plaza projects. Based on these repayment terms, Bank of Xi’an, Weilai Branch and Construction Bank of China can demand repayment of all remaining balances outstanding at any time.

The principal repayment requirements over the following 2 years are as follows:

Due in 1 year	$197,517,823
1 – 2 years	99,619,672
Total	$297,137,495

Liquidity expectation

The Company believes that the combination of present capital resources, internally generated funds, and unused financing sources are more than adequate to meet cash requirements for the year 2014.

According to our 2014 business plan, the total cash inflow for the whole year will be approximately US$455 million (RMB 2.77 billion) and total cash outflow will be approximately US$436 million (RMB 2.66 billion) with a net cash inflow of approximately US$19 million (RMB 0.12 billion). The cash inflow includes cash generated from sales and financing from banks and fund companies. Despite the trend of decreasing operating cash flows, we expect the operating cash flow of the Company will improve during 2014 with more sale of Puhua project and Park Plaza units and with the commencement of our Golden Bay project. The plan was made at the beginning of the year and is adjusted throughout the year according to actual performance results. We can confirm that additional borrowings will not violate any of our debt covenants.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to the following market risks, including but not limited to:

General Real Estate Risk

There is a risk that the Company’s property values could go down due to general economic conditions, a weak market for real estate generally, or changing supply and demand. The Company’s property held for development and sale value, approximately $356.2 million at the end of June 30, 2014, may change due to market fluctuations. Currently, it is valued at our cost which is significantly below the market value.

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

China Housing & Land Development, Inc.

August 14, 2014	By:	/s/ Xiaohong Feng
Xiaohong Feng
Chief Executive Officer
(Principal Executive Officer)

August 14, 2014	By:	/s/ Cangsang Huang
Cangsang Huang
Chief Financial Officer
(Principal Financial and Accounting Officer)

