Form 10-Q
period 2014-09-30
China Housing & Land Development, Inc.
filed 2014-11-14
CIK 1303330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

86-029-8332-8813

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

The number of shares of Common Stock outstanding on November 13, 2014 was 34,800,558 shares.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Interim Condensed Consolidated Balance Sheets

As of September 30, 2014 and December 31, 2013

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Cash	$7,013,787	$21,320,071
Cash - restricted	113,112,130	117,534,900
Short-term investment	22,070,271	-
Accounts receivable, net of allowance for doubtful accounts of $586,219 and $594,382, respectively	36,231,894	41,158,998
Construction in excess of billing	2,078,037	2,106,975
Other receivables, prepaid expenses and other assets	10,828,324	7,188,153
Real estate held for development or sale	368,088,188	289,474,812
Property and equipment, net	42,495,001	36,281,168
Advance to suppliers	1,929,343	697,823
Deposits on land use rights	16,454,057	59,155,165
Intangible assets, net	24,208,737	42,453,473
Goodwill	1,942,908	1,969,964
Deferred financing costs	545,853	151,585
Total assets	$646,998,530	$619,493,087

LIABILITIES
Accounts payable	$60,086,286	$59,400,262
Advances from customers	46,467,941	45,441,402
Accrued expenses	14,831,813	17,439,541
Income taxes payable	23,945,300	24,534,095
Other taxes payable	10,727,679	7,139,870
Other payables	14,115,147	12,755,824
Loans from employees	29,780,976	25,759,453
Loans payable	303,233,847	274,917,332
Deferred tax liability	14,568,710	14,782,118
Total liabilities	517,757,699	482,169,897

SHAREHOLDERS’ EQUITY
Common stock: $.001 par value, authorized 100,000,000 shares
Issued 34,800,558 and 35,849,204, respectively	34,800	35,849
Additional paid in capital	52,483,510	51,347,620
Treasury stock at cost Nil shares and 1,166,369 shares, respectively	-	(2,400,288)
Statutory reserves	11,535,242	11,535,242
Retained earnings	40,295,103	48,696,878
Accumulated other comprehensive income	24,892,176	28,107,889
Total shareholders’ equity	129,240,831	137,323,190

Total liabilities and shareholders’ equity	$646,998,530	$619,493,087

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Interim Condensed Consolidated Statements of Income (Loss)

For The Three and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	3 Months September 30, 2014	3 Months September 30, 2013	9 Months September 30, 2014	9 Months September 30, 2013
REVENUES
Real estate sales	$22,816,765	$21,042,396	$79,436,412	$112,091,843
Other income	4,893,589	3,788,434	14,383,616	21,884,031
Total revenues	27,710,354	24,830,830	93,820,028	133,975,874

COST OF SALES
Cost of real estate sales	18,632,301	17,480,961	74,840,421	86,517,123
Cost of other revenue	3,290,397	2,423,455	8,692,392	16,192,275
Total cost of revenues	21,922,698	19,904,416	83,532,813	102,709,398

Gross margin	5,787,656	4,926,414	10,287,215	31,266,476

OPERATING EXPENSES
Selling, general, and administrative expenses	3,936,507	3,784,742	11,802,817	11,844,682
Stock-based compensation	-	135,792	1,136,304	1,240,065
Other expenses (income)	6,460	(91,766)	20,480	358,783
Financing expense	1,342,370	1,762,724	3,676,752	6,016,604
Total operating expenses	5,285,337	5,591,492	16,636,353	19,460,134

Operating Income (loss)	502,319	(665,078)	(6,349,138)	11,806,342

Loss from disposal of property and equipment	-	-	563,710	-
Gain on extinguishment of loan	(2,071,672)	-	(2,071,672)	-

Income (loss) before provision for income taxes	2,573,991	(665,078)	(4,841,176)	11,806,342

Provision for current taxes	414,147	185,950	559,605	4,044,863
Recovery of deferred taxes	(11,270)	(11,341)	(33,802)	(125,989)
Provision for income taxes	402,877	174,609	525,803	3,918,874

NET INCOME (LOSS)	$2,171,114	$(839,687)	$(5,366,979)	$7,887,468

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	34,477,458	35,497,724	34,532,629	35,277,047

Diluted	34,477,458	35,497,724	34,532,629	35,277,047

NET INCOME (LOSS) PER SHARE
Basic	0.06	(0.02)	(0.16)	0.22

Diluted	0.06	(0.02)	(0.16)	0.22

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

 Interim Condensed Consolidated Statements of Comprehensive Income (Loss)

For The Three and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	3 Months September 30, 2014	3 Months September 30, 2013	9 Months September 30, 2014	9 Months September 30, 2013

NET INCOME (LOSS)	$2,171,114	$(839,687)	$(5,366,979)	$7,887,468

OTHER COMPREHENSIVE INCOME (LOSS)
Gain (loss) in foreign exchange	2,782,552	656,539	(3,215,708)	4,076,140

COMPREHENSIVE INCOME (LOSS)	$4,953,666	$(183,148)	$(8,582,687)	$11,963,608

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARIES

Interim Condensed Consolidated Statements of Cash Flows

For The Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	September 30, 2014	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income for the period	$(5,366,979)	$7,887,468
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation	1,836,084	1,940,103
Stock-based compensation	1,136,304	1,240,065
Loss on disposal of property and equipment	563,710	-
Amortization of deferred financing costs	-	55,326
Amortization of intangible assets	17,944,433	167,609
Recovery of deferred income taxes	(33,802)	(125,989)
Gain on extinguishment of loan	(2,071,672)	-
(Increase) decrease in assets:
Accounts receivable	4,313,651	(10,322,423)
Construction in excess of billing	-	559,202
Other receivable and prepaid expense	(4,783,591)	(1,937,372)
Real estate held for development or sale	(82,750,198)	(3,011,051)
Advances to suppliers	(1,238,311)	597,004
Deposit on land use right	41,899,123	-
Deferred finance costs	416,109
Increase (decrease) in liabilities:
Accounts payable	1,160,426	(10,956,225)
Advances from customers	3,842,693	5,986,114
Accrued expense and interests	(2,387,985)	(8,669,217)
Other payables	1,544,722	602,031
Income and other taxes payable	3,537,296	6,345,305
Net cash used in operating activities	(20,437,987)	(9,642,050)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,006,050)	(3,982,755)
Proceeds from sale of property and equipment	4,615	-
Proceeds from sale of short term investment	21,537,169	-
Purchase of short term investment	(43,607,440)	-
Net cash used in investing activities	(31,071,706)	(3,982,755)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	2,826,336	(4,036,463)
Loans from banks	49,943,480	98,841,999
Loans from Days Hotel and Dinghui	10,979,808	42,985,007
Payments on loans payable	(29,930,693)	(40,142,194)
Loans (repayment to) or from employees, net	4,404,795	(5,524,219)
Purchase of treasury stock	(634,648)	-
Net cash provided by financing activities	37,589,078	92,124,130

(DECREASE) INCREASE IN CASH	(13,920,615)	78,499,325

Effects on foreign currency exchange	(385,669)	1,100,396

CASH, beginning of period	21,320,071	6,121,448

CASH, end of period	$7,013,787	$85,721,169

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Interim Condensed Consolidated Statements of Shareholders’ Equity

As of September 30, 2014 and December 31, 2013

(Unaudited)

	Common Stock		Treasury	Additional Paid in	Statutory	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Stock	Capital	Reserves	Earnings	Income	Totals
BALANCE, December 31, 2013	35,849,204	$35,849	$(2,400,288)	$51,347,620	$11,535,242	$48,696,878	$28,107,889	$137,323,190
Stock-based compensation	-	-	-	132,840	-	-	-	132,840
Repurchase of common stock	-	-	(318,589)	-	-	-	-	(318,589)
Treasury stock cancelled	(966,666)	(967)	2,399,962	-	-	(2,398,995)	-	-
Net loss for the period	-	-	-	-	-	(774,053)	-	(774,053)
Foreign currency translation adjustment	-	-	-	-	-	-	(6,511,663)	(6,511,663)
BALANCE, March 31, 2014	34,882,538	$34,882	$(318,915)	$51,480,460	$11,535,242	$45,523,830	$21,596,226	$129,851,725
Stock-based compensation	-	-	-	109,224	-	-	-	109,224
Common stock issued for director’s compensation	414,000	414	-	893,826	-	-	-	894,240
Repurchase of common stock	-	-	(317,381)	-	-	-	-	(317,381)
Treasury stock cancelled	(448,380)	(448)	520,536	-	-	(520,088)	-	-
Net loss for the period	-	-	-	-	-	(6,764,041)	-	(6,764,041)
Foreign currency translation adjustment	-	-	-	-	-	-	513,398	513,398
BALANCE, June 30, 2014	34,848,158	$34,848	$(115,760)	$52,483,510	$11,535,242	$38,239,701	$22,109,624	$124,287,165
Treasury stock cancelled	(47,600)	(48)	115,760	-	-	(115,712)	-	-
Net income for the period	-	-	-	-	-	2,171,114	-	2,171,114
Foreign currency translation adjustment	-	-	-	-	-	-	2,782,552	2,782,552
BALANCE, September 30, 2014	34,800,558	$34,800	$-	$52,483,510	$11,535,242	$40,295,103	$24,892,176	$129,240,831

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2014 and 2013 and December 31, 2013

(Unaudited)

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

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s interim condensed consolidated balance sheet as at September 30, 2014, the Company’s interim condensed consolidated statements of income (loss) and comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013 and the Company’s interim condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013. These adjustments consist of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

Short-term investment

The Company records its short-term investments in accordance with ASC 320 “Investments-Debt and Equity Securities”. The Company classified its short-term investment as held for trading investments. This investment was recorded at fair value with net unrealized holding gains and losses reported in the interim condensed consolidated statements of operations and comprehensive income (loss). The carrying amounts of the investments approximated their fair market values, and were classified as Level 2 assets as defined by ASC 820.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (continued)

Accounting Principles Recently Adopted (continued)

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). This guidance states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material impact on the Company’s interim condensed consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

On April 10, 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). The guidance amends the guidance in FASB Accounting Standards Codification (FASB ASC) 205, Presentation of Financial Statements , and FASB ASC 360, Property, Plant, and Equipment , to change the definition of discontinued operations and the criteria for reporting discontinued operations and require expanded disclosures about discontinued operations. A discontinued operation may include a component or group of components of an entity, or a business or nonprofit activity. In accordance with the new guidance, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results would qualify as discontinued operations. In addition, ASU 2014-08 (a) expands the disclosure requirements for disposals that meet the definition of a discontinued operation; (b) requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations, and (c) conforms the definition of “discontinued operations” similarly to how it is defined under IFRS 5, Non-current Assets Held for Sale and Discontinued Operations ..The amendments in this update are effective in the first quarter of 2015. The adoption of ASU 2014-08 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In August 2014, FASB issued ASU 2014-15 with the intent of defining management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for annual and interim periods beginning on or after December 15, 2016 and may be applied on either a full or modified retrospective basis. The Company is currently assessing the impact of the new standard on its consolidated financial statements. The Company does not expect these changes to have a material impact on the Company’s consolidated financial statements.

Foreign exchange rates used:

	September 30, 2014	December 31, 2013	September 30, 2013
Period end RMB/U.S. Dollar exchange rate	6.1380	6.0537	6.1200
Average RMB/U.S. Dollar exchange rate	6.1636	6.1481	6.1251

Note 3 – Supplemental Disclosure of Cash Flow Information

Income taxes paid amounted to $803,028 and $1,885,166 for the nine months ended September 30, 2014 and 2013, respectively. Interest paid for the nine months ended September 30, 2014 and 2013 amounted to $23,836,394 and $29,462,325, respectively.

Note 4 – Restricted Cash

The following summarizes the restricted cash held by the Company:

	September 30, 2014	December 31, 2013
Banks’ security requirement in providing mortgage to home buyers	$2,560,727	$5,622,246
Guaranteed deposits for loans with foreign banks (Note 13)	110,426,849	111,502,057
Government regulatory fees	124,554	410,597
	$113,112,130	$117,534,900

Note 5 – Short-Term Investment for Trading

The Company borrowed $22,500,000 on April 30, 2014 from Bank of Communication Offshore Branch (Note 13) to repay a $31 million loan from the Bank of China Singapore Branch when it is due. In the meantime, the Company used the borrowing to purchase a $22,070,271 (December 31, 2013 – $Nil) floating rate deposit certificate from Luso International Bank Ltd. on September 25, 2014. The floating rate deposit certificate was issued by Xia Men International Bank and has a term of 5 years with an annual interest rate based on the 3 month London interbank offered rate (“LIBOR”) plus 3%. The certificate matures on November 26, 2018 and the interest is paid on a quarterly basis. The carrying value of the certificate as at September 30, 2014 approximates its fair market value.

Use of this short-term investment is subject to Bank of Communication’s approval before the amount is used to repay the intended loan (Note 13).

Note 6 – Real Estate Held for Development or Sale

The following summarizes the components of real estate inventories as at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Real estate projects completed and held for sale
Junjing I	$1,597,816	$1,842,556
Gangwan	9,704	9,839
Junjing III	1,045,730	1,284,724
Puhua Phase I	6,668,776	7,128,395
Puhua Phase II – West Region and New Coastal Line	6,876,492	7,643,245
Real estate completed and held for sale	16,198,518	17,908,759

Real estate projects held for development
Puhua Phase II (East Region), III and IV	98,901,621	92,388,308
Park Plaza	62,169,530	72,536,513
Golden Bay	146,703,690	77,997,482
Jiyuan	23,710,786	21,835,276
Housing project to be sold to employees	13,289,551	140,410
Other	6,935,174	6,489,165
Construction Materials	179,318	178,899
Real estate held for development	351,889,670	271,566,053

Total real estate held for development or sale	$368,088,188	$289,474,812

Note 7 – Accounts Receivable

Accounts receivable consist of the following as at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
Accounts receivable	$36,818,113	$41,753,380
Allowance for doubtful accounts	(586,219)	(594,382)
Accounts receivable, net	$36,231,894	$41,158,998

Note 8 – Other Receivables, Prepaid Expenses and Other Assets

Other receivables, prepaid expenses and other assets consist of the following as at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Government reimbursement for Tangdu project (a)	$-	$208,159
Interest receivable (b)	6,517,099	3,279,886
Other receivables (c)	3,715,060	2,524,387
Allowance for doubtful receivables	(147,940)	(150,000)
Prepaid expenses	652,465	1,280,996
Prepaid other tax expenses	91,640	44,725
Other receivables, prepaid expenses and other assets, net	$10,828,324	$7,188,153

(a)	The amount represents government reimbursement receivable in connection with the TangDu project land use right reacquired by the government. Additional compensation was received during the first quarter of fiscal 2014 (Note 15).

(b)	Interest receivable represents interest income accrued on the restricted cash pledged as security for the loans obtained from Bank of Communications offshore branch, Bank of China Macau Branch, Bank of China Singapore branch and LUSO International Bank.

(c)	Other receivable mainly represents various deposits made to government agencies and/or utility companies as security or guarantee during the project construction. The amounts will be refunded when the projects are completed.

Note 9 – Property and Equipment

Property and equipment consist of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Income producing properties and improvements	$17,196,022	$22,001,568
Buildings and improvements	31,609,174	19,467,823
Electronic equipment	1,091,188	1,098,233
Vehicles	769,000	779,708
Computer software	327,658	332,879
Office furniture	955,635	969,933
Total	51,948,677	44,650,144
Accumulated depreciation	(9,453,676)	(8,368,976)
Property and equipment, net	$42,495,001	$36,281,168

Depreciation expense for the three months ended September 30, 2014 and 2013 amounted to $641,141 and $632,679, respectively. Depreciation expense for the nine months ended September 30, 2014 and 2013 amounted to $1,836,084 and $1,940,103, respectively. The depreciation expense was included in selling, general and administrative expenses, real estate held for development or sale and cost of other revenue.

Note 10 – Intangible Assets

The intangible assets consisted of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Development right acquired (a)	$52,612,992	$53,345,648
Land use right acquired (b)	8,881,614	8,878,924
Construction license acquired (c)	1,226,486	1,243,565
	62,721,092	63,468,137
Accumulated amortization	(38,512,355)	(21,014,664)
Intangible assets, net	$24,208,737	$42,453,473

(a)	The development right for 487 acres of land in Baqiao Park was obtained from the acquisition of New Land in fiscal 2007. The intangible asset has a finite life. The development right will expire on June 30, 2016.

The Company acquired the land use right for the remaining parcel of Golden Bay project and recorded amortization of $12,553,872 during the first quarter of 2014 and capitalized this amount in the real estate held for development or sale. The Company acquired the land use right for the Company’s head office and certain future resident project and recorded amortization of $5,222,987 during the second quarter of 2014. $2,121,055 was capitalized in the Company’s buildings and improvements and $3,101,932 in the real estate held for development or sale. There was no amortization on development right during the first three quarters of fiscal 2013.

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

Upon the acquisition of Puhua's land use right in 2009, the Company recorded $4,665,592 of amortization on the development right and capitalized the amount in the real estate held for development or sale. The capitalized amortization amount is expensed as part of the cost of real estate sales as Puhua recognizes its real estate sales revenues under the percentage of completion method. During the three and nine months ended September 30, 2014, $80,336 and $374,363 (September 30, 2013 - $56,505 and $424,880) of amortized development right capitalized in the Puhua project were expensed through cost of real estate sales, respectively.

(b)	The land use right was acquired through the acquisition of Suodi. The land use right certificate will expire in November 2048. The Company amortizes the land use right over 39 years starting from the date of acquisition. For the three and nine months ended September 30, 2014, the Company has recorded $55,901 and $167,665, respectively, of amortization expense on the land use rights (September 30, 2013 - $56,253 and $167,609). The amortization was included in selling, general and administrative expenses. For the next five years, the Company will amortize approximately $220,000 annually on the land use right.

(c)	The construction license was acquired through the acquisition of Xinxing Construction. The construction license, which is subject to renewal every 5 years, is not amortized and has an indefinite estimated useful life because management believes it will be able to continuously renew the license in future years. The license is subject to renewal on January 1, 2016.

No impairment write-down was recognized for the three and nine months ended September 30, 2014 and 2013 on the intangible assets.

Note 11 – Accrued Expenses

	September 30, 2014	December 31, 2013
Accrued expenses	$11,357,420	$14,071,352
Accrued interest on loans	3,474,393	3,368,189
Total	$14,831,813	$17,439,541

Note 12 – Loans from Employees

The Company has borrowed monies from certain employees to fund the Company’s construction projects. All loans from employees have a six month maturity period and are renewed upon maturity if not paid. These unsecured loans bear interest at 15% (December 31, 2013 – 15%) per annum and are available to all employees.

Included in these loans are loans from the Company’s executives:

	September 30, 2014	December 31, 2013
President	$505,050	$-
Chief financial officer	1,303,356	660,753
Chief operating officer	1,436,950	1,220,741
Total	$3,245,356	$1,881,494

Note 13 – Loans Payable

	September 30, 2014	December 31, 2013

Construction Bank of China
Annual interest is 105% of People’s Bank of China prime rate (6.15%). The loan is secured by the Park Plaza Phase I project and land use right. The repayment schedule is as follows: November 30, 2014 - $3,258,390 (RMB 20 million); May 30, 2015 - $6,516,781 (RMB 40 million); November 30, 2015 - $9,775,171 (RMB 60 million), May 30, 2016 - $1,629,195 (RMB 10 million). The loan is also subject to certain repayment requirements based on percentage of sales contracts signed over total estimated sales amount of Park Plaza Phase I.	$21,179,537	$28,907,941

Bank of China, Macau Branch
Originally due on December 16, 2013 and extended to December 16, 2015, annual interest is based on 3-month LIBOR rate plus 2.5%. The 3-month LIBOR rate on September 30, 2014 was 0.2343% (December 31, 2013 - 0.2442%), secured by $32,583,904 (RMB 200 million) of restricted cash. The loan is also subject to a 1.3% service fee per annum.	31,000,000	31,000,000

Bank of Communication Offshore Branch (Loan 1)
Due on November 13, 2015, annual interest rate is 2.9%, secured by $36,656,891 (RMB 225 million) of restricted cash.	30,000,000	30,000,000

Bank of China, Singapore Branch
Due on November 22, 2014, annual interest is based on 3-month LIBOR rate plus 1.55%. The 3-month LIBOR rate on September 30, 2014 was 0.2343% (December 31, 2013 - 0.2442%), secured by $32,583,904 (RMB 200 million) of restricted cash. The loan is also subject to a 1.8% service fee per annum.	31,800,000	31,800,000

LUSO International Bank
The Company signed an agreement for a line of credit of $9.7 million with LUSO International Bank. The amount that can be withdrawn is limited to 97% of the restricted cash secured for the line of credit. The total amount will be due on March 27, 2015. As of September 30, 2014, the Company has drawn $7,761,152 from the line of $9.7 million which is 95.3% of $8,145,976 (RMB 50 million) restricted cash secured. Annual interest is based on the 12-month LIBOR rate plus 2.7%. The 12-month LIBOR rate on September 30, 2014 was 0.5771% (December 31, 2013- 0.5795%).	7,761,152	7,761,153

Xi’an Xinxing Days Hotel & Suites Co., Ltd. (“Days Hotel”) (Note 19)
There are several loans from Days Hotel, including: $3,421,309 (RMB 21 million) due on October 20, 2014; $1,140,437 (RMB 7 million) due on October 31, 2014; $7,983,056 (RMB 49 million) due on December 31, 2014; $244,379 due on January 17, 2015 (RMB 1.5 million); $651,678 (RMB 4 million) due on February 19, 2015; $488,759 (RMB 3 million) due on March 6, 2015; $391,007 (RMB 2.4 million) due on March 10, 2015; $162,920 (RMB 1 million) due on March 16, 2015; $651,678 (RMB 4 million) due on March 19, 2015; $162,920 (RMB 1 million) due on April 1, 2015; $325,839 (RMB 2 million) due on April 30, 2015; and $8,145,976 (RMB 50 million) due on May 13, 2015. $22,792,441 (RMB 139.9 million) of the balance has an annual interest rate of 20% and the new loans acquired in the third quarter totaling $977,517 (RMB 6 million) have an annual interest rate of 15%.	23,769,958	19,905,182

Shanghai XinYing Fund, LLC (“XinYing”)
Originally due on August 7, 2014, annual interest is 9.6% and the effective annual interest rate is 27.16% due to related finance consulting fees, secured by 100% ownership of Xinxing Construction’s shares, corporate guarantee from Tsining, Puhua, and the Company. The repayment terms of the loan have been extended to: $1,629,195 (RMB 10 million) due on December 1, 2014; $2,443,793 (RMB 15 million) due on June 1, 2015; $15,477,354 (RMB 95 million) due on August 7, 2015 with revised consulting fees (Note 18). The revision in terms of the loan is accounted for as an extinguishment of the loan and $2,071,672 is recognized as a gain on extinguishment of loan on the consolidated statement of income (loss). The new loan has annual interest rate of 9.6% and an effective interest rate of 23.65%.	19,550,342	21,474,470

Shenzhen Qianhai Dinghui Equity Investment Fund Partnership (“Dinghui”)
On March 22, 2013, the Company received $40,729,879 (RMB 250 million) from Dinghui to fund the acquisition of the land use rights for the Company’s Golden Bay project and/or other construction. The loan is due on March 21, 2015 with an annual interest rate of 20%.

In March 2014, the Company borrowed an additional $16,291,952 (RMB 100 million). The loan will be used to acquire the land use right for the Company’s head quarters. The loan is due in March 2015 with an annual effective interest rate of 20%.

In connection with these loans, the Company transferred 49% of Fangzhou’s common shares to Dinghui in December 2012 as security for the loan. Dinghui will not participate in the decision making, operation and profit/loss sharing of Fangzhou. Once the land use right is obtained, the Company will use the land use right as a pledge for the loan and Dinghui will revert the transferred common shares of Fangzhou back to the Company. Since Golden Bay’s land use rights were acquired during the first quarter of 2014, the Company and Dinghui are in the process of reverting the transferred common shares of Fangzhou back to the Company. The loans are also guaranteed by the Company and the Company’s President.	57,021,831	41,297,058

Bank of Communications
Annual interest is 120% of the People’s Bank of China prime rate (6.15%). The loan is secured by a portion of the Puhua Phase III project and land use right. The repayment schedule is as follows: December 20, 2014 - $3,258,390 (RMB 20 million); June 20, 2015 - $8,145,976 (RMB 50 million); and December 20, 2015 - $16,291,952 (RMB 100 million).	27,696,318	33,037,646

Bank of Xi’an, Weilai Branch
Annual interest is 130% of the People’s Bank of China prime rate (6.15%). The loan is secured by a portion of the Puhua Phase II project and land use right. The repayment schedule is as follows: December 21, 2014 - $8,145,976 (RMB 50 million); April 24, 2015 - $11,404,366 (RMB 70 million). The loan is also subject to certain repayment requirements based on percentage of sales contracts signed over total estimated sales amounts of Puhua Phase II.	19,550,342	29,733,882

Bank of Communication Offshore Branch (Loan 2)
Due on March 17, 2016, annual interest is based on 6-month LIBOR rate plus 2.8% and the loan is also subject to a 0.7% financing fee. The effective annual interest rate is 3.730% and the 6-month LIBOR rate on September 30, 2014 was 0.3283% (December 31, 2013 - 0.2442%). The loan is specifically for the retirement of the $31 million Bank of China, Singapore Branch loan. The use of the funds, including the short term investment purchased (Note 5), is restricted by the bank until the funds are used to repay the intended loan.	22,500,000	-

Bank of Communications
Annual interest is 130% of the People’s Bank of China prime rate (6.15%). The loan is secured by a portion of the Puhua Phase IV project and land use right. The repayment schedule is as follows: June 20, 2015 - $1,629,195 (RMB 10 million); December 20, 2015 - $1,629,195 (RMB 10 million); June 20, 2016 - $4,072,988 (RMB 25 million); December 20, 2016 - $4,072,988 (RMB 25 million).	11,404,366	-

Total	$303,233,847	$274,917,332

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

The $36.7 million of restricted cash corresponds to a $30 million loan from Bank of Communications offshore Branch; the $32.6 million of restricted cash corresponds to a $31 million loan from Bank of China, Macau Branch; the $32.6 million of restricted cash corresponds to a $31.8 million loan from Bank of China, Singapore Branch; and $8 million of restricted cash corresponds to a $7.76 million loan from LUSO International Bank. Except for the $7.76 million loan from LUSO International Bank, all these borrowings were incurred in Hong Kong to repay the mandatorily redeemable preferred shares of Prax, the LUSO International Bank loan was drawn to repay convertible debt. However, the majority of the Company’s cash resided in mainland China and to wire funds from mainland China to Hong Kong is subject to foreign exchange restrictions imposed by the PRC government. Thus, in order for the Company to repay its Hong Kong and oversea counterparties, the Company had to utilize the special lending facilities provided by major PRC banks and foreign financial institutions (i.e. JP Morgan and Bank of China) to allow the Company to borrow outside of mainland China using cash the Company has in mainland China as guarantees.

The loans payable balances were secured by certain of the Company’s real estate held for development or sale and land use rights with a carrying value of $137,104,723 at September 30, 2014 (December 31, 2013 - $151,078,309). The weighted average interest rate on loans payable as at September 30, 2014 was 8.98% (December 31, 2013 – 8.7%).

The loans from Bank of Xi’an, Weilai Branch and Construction Bank of China are subject to certain repayment terms based on certain percentage of units sold in Puhua Phase II and Park Plaza Phase I projects. Based on these repayment terms, Bank of Xi’an, Weilai Branch and Construction Bank of China can demand repayment of all remaining balances outstanding at any time.

The principal repayment requirements over the following 2 years are as follows:

Due in 1 year	$193,666,725
1 – 2 years	109,567,122
Total	$303,233,847

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

During the three months ended March 31, 2014, the Company retired 966,666 shares of treasury stock. The excess of the repurchase price over par of $2,398,995 is allocated entirely to retained earnings.

During the three months ended June 30, 2014, the Company retired 448,380 shares of treasury stock. The excess of the repurchase price over par of $520,088 is allocated entirely to retained earnings.

During the three months ended September 30, 2014, the Company retired 47,600 shares of treasury stock. The excess of the repurchase price over par of $115,712 is allocated entirely to retained earnings.

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

The following summarizes the weighted-average information about the outstanding stock options as at September 30, 2014:

Outstanding Stock Options
Exercise Price	Number	Average Remaining Contractual Life
$1.39	491,103	6.71 years

Stock-based compensation

The 1,227,755 stock options granted on June 13, 2011 have an estimated fair value of $1,316,911 for an average value of $1.04 to $1.10 per stock option using the CRR option pricing model with the following key assumptions:

June 13, 2011
Expected life	5.5-6.5 years
Expected volatility	95%
Risk-free interest rate	1.74% -2.1%
Dividend yield	0%

Related to these 1,227,755 stock options, compensation expense is recognized over the vesting period. During the three and nine months ended September 30, 2014, compensation expense of $Nil and $242,064, respectively (September 30, 2013 - $135,792 and $339,701) was recognized in the unaudited interim condensed consolidated statements of operations.

Total stock-based compensation, including the shares granted to directors, recognized for the three and nine months ended September 30, 2014 amounted to $Nil and $1,136,304 (September 30, 2013 - $135,792 and $1,240,065).

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

During the three months ended June 30, 2014, the Company repurchased 131,600 shares at an average price of $2.31 and the total cost of $317,381 was recorded as treasury stock.

In addition to the above share repurchase, the Company repurchased 1,198,369 shares during fiscal 2011 to 2013. As of September 30, 2014, the Company has repurchased 1,462,646 shares in total and has retired all of these shares as of September 30, 2014. The excess of the repurchase price over par is allocated entirely to retained earnings.

Note 15 – Other Revenue

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Interest income	$1,139,755	$1,185,491	$3,343,305	$4,090,313
Rental income	228,573	225,036	714,865	667,534
Income from property management services	889,648	912,247	3,272,697	2,734,441
External construction contracts	2,428,694	1,448,263	5,839,748	14,355,558
Additional compensation received in connection with TangDu project	-	-	612,912	-
Miscellaneous income	206,919	17,397	600,089	36,185
Total	$4,893,589	$3,788,434	$14,383,616	$21,884,031

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

Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company’s unaudited interim condensed consolidated financial statements during the three and nine months ended September 30, 2014 and 2013 are as follows:

For the three months ended September 30, 2014:

	Real Estate			Adjustments
	Development			and
	and Sales	Construction	All Other	Eliminations		Consolidated
Revenues from external customers	$22,816,765	$2,428,694	$1,087,728	$-		$26,333,187
Intersegment revenues	-	7,808,601	-	(7,808,601	) (1)	-
Rental from external customers	206,819	21,755	-	-		228,574
Miscellaneous income (mainly interest income)	1,147,982	-	611	-		1,148,593
Total revenue	$24,171,566	$10,259,050	$1,088,339	$(7,808,601)		$27,710,354

Financing expense	$1,322,147	$15,683	$4,540	$-		$1,342,370
Segment profit (loss) before taxes	$2,152,336	$145,519	$343,583	$(67,447	) (1)	$2,573,991
Total assets	$724,309,706	$96,880,152	$146,804,763	$(320,996,091	) (2)	$646,998,530

Note 16 – Segment Reporting (continued)

For the nine months ended September 30, 2014:

	Real Estate Development and Sales	Construction	All Other	Adjustments and Elimination		Consolidated
Revenues from external customers	$79,436,412	$5,839,749	$3,596,459	$-		$88,872,620
Intersegment revenues	-	31,537,760	-	(31,537,760	) (1)	-
Rental from external customers	649,617	65,249	-	-		714,866
Other miscellaneous income (Interest and Gain from Property and Equipment)	4,077,131	-	155,411	-		4,232,542
Total revenue	$84,163,160	$37,442,758	$3,751,870	$(31,537,760)		$93,820,028
Financing expense	$3,637,800	$28,130	$10,822	$-		$3,676,752
Segment (loss) profit before taxes	$(5,393,911)	$709,913	$307,365	$(464,543	) (1)	$(4,841,176)

For the three months ended September 30, 2013:

	Real Estate Development and Sales	Construction	All Other	Adjustments and Elimination		Consolidated
Revenues from external customers	$21,042,396	$1,448,263	$912,247	$-		$23,402,906
Intersegment revenues	-	14,114,629	-	(14,114,629	) (1)	-
Rental from external customers	203,145	21,892	-	-		225,037
Other miscellaneous income
(Interest and Gain from Property and Equipment)	1,184,211	-	18,676	-		1,202,887
Total Revenue	$22,429,752	15,584,784	$930,923	$(14,114,629)		24,830,830
Financing expense	1,759,094	-	3,630	-		1,762,724
Segment (loss) profit before taxes	(1,174,784)	234,810	690,416	(415,520	) (1)	(665,078)
Total assets	$744,470,197	$88,504,337	$191,316,524	$(417,279,354	) (2)	$607,011,704

For the nine months ended September 30, 2013:

	Real Estate Development and Sales	Construction	All Other	Adjustments and Elimination		Consolidated
Revenues from external customers	$112,091,843	$14,355,558	$2,734,441	$-		$129,181,842
Intersegment revenues	-	28,553,773	-	(28,553,773	) (1)	-
Rental from external customers	600,696	66,839	-	-		667,535
Other miscellaneous income
(Interest and Gain from Property and Equipment)	4,099,678	-	26,819	-		4,126,497
Total Revenue	$116,792,217	$42,976,170	$2,761,260	$(28,553,773)		$133,975,874
Financing expense	$5,996,720	$12,869	$7,015	$-		$6,016,604
Segment profit (loss) before taxes	$11,172,938	$1,611,010	$(264,266)	$(713,340	) (1)	$11,806,342

(1)	These represent revenues earned from construction service performed by Xinxing Construction for the Real Estate Development and Sales segment and its profits. They are eliminated upon consolidation.

(2)	The adjustment represent long-term investments in subsidiaries and inter-subsidiary balances eliminated upon consolidation.

Note 17 – Effect of Change in Estimates

Revisions in estimated gross profit margins related to revenue recognized under the percentage of completion method for projects under construction and met all revenue recognition criteria are made in the period in which circumstances requiring the revisions become known.

During the three months ended September 30, 2014, real estate development projects with gross profits recognized as at September 30, 2014 had no changes in their estimated gross profit margins. Therefore, there are no changes in gross profit, net income, basic and diluted earnings per share for the three months ended September 30, 2014. During the three months ended September 30, 2013, real estate development projects with gross profits recognized as at September 30, 2013 had changes in their estimated gross profit margins. As a result of these changes in gross profit, net income for the three months ended September 30, 2013 decreased by $1,637,578 or a decrease of $0.05 for both basic and diluted earnings per share for the three months ended September 30, 2013.

During the nine months ended September 30, 2014, real estate development projects with gross profits recognized for the year ended December 31, 2013 had changes in their estimated gross profit margins. As a result of these changes in gross profit, net income for the nine months ended September 30, 2014 decreased by $5,031,001 (nine months ended September 30, 2013 – decreased by $383,896) or a decrease $0.15 for basic and diluted earnings per share for the nine months ended September 30, 2014 (nine months ended September 30, 2013 – decreased by $0.011 in both basic and diluted earnings per share).

Note 18 – Earnings (loss) per Share

Earnings (loss) per share for the three and nine months ended September 30, 2014, and 2013 were determined by dividing net income (loss) for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

None of the options are exercisable because the performance conditions were not met. Therefore, the options have no dilutive effect on the earnings per share and are excluded from the determination of the diluted earnings per share calculation for three and nine months end September 30, 2014 and 2013 diluted earnings per share calculation.

Note 19 – Commitments and Contingencies

In connection with the loans borrowed from XinYing (Notes 13 and 19), the Company also signed a finance consulting agreement with XinYing whereby the Company is committed to pay consulting fees on a quarterly basis up to August 2015 for financing services provided.

Additionally, the Company had various commitments related to land use right acquisitions with unpaid balances of approximately $16.3 million. The balances are not due until the vendor removes the existing building on the land and changes the zoning status of the land use right certificate. Based on the current condition, the Company estimates that the balances will be paid in a year.

All future payments required under the various agreements are summarized below:

	Payment due by period
Commitments and		After
Contingencies	Total	1 year	1-2 years	2-3 years	3-4 years	4-5 years	5 years
Consulting fees	$1,739,546	$1,739,546	$-	$-	$-	$-	$-
Land use rights	16,291,952	16,291,952	-	-	-	-	-
Total	$18,031,498	$18,031,498	$-	$-	$-	$-	$-

The Company from time to time has to renew certain real estate development licenses in the normal course of business. Management believes the Company will be able to continuously renew these licenses.

Note 20 – Related Party Transactions

One of the Company’s executive officers’ spouse owns 37.83% of the common stock of Days Hotel. During the three and nine months ended September 30, 2014, the Company incurred $39,284 and $164,816 (September 30, 2013 - $45,680 and $111,555) in fees to Days Hotel. The fees incurred include meal and hotel rooms charges. As of September 30, 2014, the Company had $22,398 (December 31, 2013 - $7,095) fees payable to Days Hotel.

The Company also has a $23,769,958 loan payable to Days Hotel as of September 30, 2014 (December 31, 2013 - $19,905,182) (Note 13). For the three and nine months ended September 30, 2014, the Company incurred $928,872 and $3,010,449 (September 30, 2013 - $807,533 and $3,897,505) of interest expense to Days Hotel and capitalized the amounts in real estate held for development or sales. As at September 30, 2014, the Company also had $890,984 (December 31, 2013 - $178,724) interest payable to Days Hotel.

As at September 30, 2014, the Company also has a $19,550,342 (RMB 120 million) (December 31, 2013 - $21,474,470) loan payable to XinYing (Note 13), in which an executive partner is the spouse of one of the Company’s executive officers. The Company incurred a total of $666,069 and $3,675,247 of interest expense and finance consulting fees to Xinying during the three and nine months ended September 30, 2014 (September 30, 2013 - $1,228,579 and $5,225,264) and capitalized the amount in real estate held for development or sales. As at September 30, 2014, the Company had $46,921 (December 31, 2013 - $57,265) interest payable to XinYing. As of September 30, 2014, Company also had a $46,390 (December 31, 2013 - $1,684,200) liability under accrued expenses in connection with the consulting agreement signed with XinYing (Note 13 and 18).

Note 21 – Subsequent Event

The Company signed a $9,816,500 loan agreement secured by $10,122,190 (RMB 62.1 million) restricted cash with LUSO International Bank on November 13, 2014. The loan matures on May 12, 2016 and the annual interest is based on 12-month LIBOR rate plus 2.7%.

The Company has repaid the $31,800,000 loan to Bank of China, Singapore Branch on November 14, 2014, which is due on November 22, 2014, and $32,583,904 (RMB 200 million) of restricted cash has been released accordingly.

The Company has repaid total loans of $4,561,746 (RMB 28 million) to Days Hotel that are due in October 2014, and borrowed additional $11,404,366 (RMB 70 million) subsequent to September 30, 2014.

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

When real estate costs are determined to be impaired, they are written down to their estimated net realizable value. The Company evaluates the carrying value for impairment based on the undiscounted future cash flow of the assets. Write-down of real estate costs deemed impaired are recorded as adjustments to the cost basis. As impacted by the adjustments of estimated revenue and cost in the second quarter of 2014, $4.4 million was recorded as impairment last quarter, and a further $393,021 is recorded this quarter.

The following summarizes the components of real estate inventories as at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Real estate projects completed and held for sale
Junjing I	$1,597,816	$1,842,556
Gangwan	9,704	9,839
Junjing III	1,045,730	1,284,724
Puhua Phase I	6,668,776	7,128,395
Puhua Phase II – West Region and New Coastal Line	6,876,492	7,643,245
Real estate completed and held for sale	16,198,518	17,908,759

Real estate projects held for development
Puhua Phase II (East Region), III and IV	98,901,621	92,388,308
Park Plaza	62,169,530	72,536,513
Golden Bay	146,703,690	77,997,482
Jiyuan	23,710,786	21,835,276
Housing project to be sold to employees	13,289,551	140,410
Other	6,935,174	6,489,165
Construction Materials	179,318	178,899
Real estate held for development	351,889,670	271,566,053

Total real estate held for development or sale	$368,088,188	$289,474,812

Intangible assets

The intangible assets consisted of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Development right acquired (a)	$52,612,992	$53,345,648
Land use right acquired (b)	8,881,614	8,878,924
Construction license acquired (c)	1,226,486	1,243,565
	62,721,092	63,468,137
Accumulated amortization	(38,512,355)	(21,014,664)
Intangible assets, net	$24,208,737	$42,453,473

(a)	The development right for 487 acres of land in Baqiao Park was obtained from the acquisition of New Land in fiscal 2007. The intangible asset has a finite life. The development right will expire on June 30, 2016.

The Company acquired the land use right for the remaining parcel of Golden Bay project and recorded amortization of $12,553,872 during the first quarter of 2014 and capitalized this amount in the real estate held for development or sale. The Company acquired the land use right for the Company’s head quarter and certain future residential project and recorded amortization of $5,222,987 during the second quarter of 2014, $2,121,055 was capitalized in the Company’s buildings and improvements and $3,101,932 in the real estate held for development or sale. There was no amortization on development right during the first three quarters of fiscal 2013.

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

Upon the acquisition of Puhua's land use right in 2009, the Company recorded $4,665,592 of amortization on the development right and capitalized the amount in the real estate held for development or sale. The capitalized amortization amount is expensed as part of the cost of real estate sales as Puhua recognizes its real estate sales revenues under the percentage of completion method. During the three and nine months enedd September 30, 2014, $80,336 and $374,363 (September 30, 2013 - $56,505 and $424,880) of amortized development right capitalized in the Puhua project were expensed through cost of real estate sales, respectively.

The following table summarizes the information and assumptions used by the Company to amortize the Development right at the time LURs were acquired. The table also includes forward looking information that may be used by the Company for future amortization when future LURs are obtained:

	2007		2009		2013		2014		2014		2015
	Land Sale		Puhua		Golden Bay A		Golden Bay B		Head Quarter		Textile City
Acre (gross)	31		79		17.5	(3)	17.1	(3)	5.6	(4)	29.7	(5)
Gross Profit* from Intangible Agreement (numerator – in millions)	$16.5		$63.7		$15.2	(3)	14.5	(3)	6.2	(4)	23.7	(5)
Total Estimated Gross Profit* (Denominator – in millions)	$701	(1)	$701	(1)	$59.6	(6)	$59.6	(6)	59.6	(6)	$59.6	(6)
Percentage	2.4	%(1)	9.3	%(2)	27.5	(6)	26.2	(6)	11.5	(6)	34.8	(6)

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

1)	When the Company entered into the New Land acquisition in March 2007, it was the Company’s intention to sell part of the land and retain the remaining portion for our own projects. We estimated the total cost and gross profit based on the then current market conditions and determined that the total estimated profit from utilizing the Development right would be approximately $168.9 million. As a result of the dedication by the Xi’an government to develop the Baqiao District, the real estate price increased substantially. We were able to sell 31 acre of land at $28 million and realized a gross profit of approximately $16.5 million, representing about 58% gross margin. Based on the high margin that we were able to realize through the LUR sale, we revised our estimated gross profit from $168.9 million to $701 million at the 2007 year end. The gross profit from this land sale was calculated as 2.4% of the total estimated gross profit from the whole 487 acre project. $1.2 million (2.4%) of the Intangible was amortized through the Company’s consolidated statement of operations.

2)	During 2009, we acquired the LUR of a 79 acre parcel of land for the Puhua project for $46 million and the estimated fair market value was $109 million based on the $30 million invested by Prax for the 25% interest in the Puhua project, although at that time we had only just acquired the LUR. The $63 million gross profit was determined as 9.25% of the total estimated gross profit at the time of Puhua LUR acquisition and $4.6 million (9.25%) of the Intangible was amortized and capitalized into real estate held for development or sale, specifically, the construction in progress (“CIP”) of Puhua. As revenue is recognized on the percentage of completion basis, the CIP (including the Amortized Intangible) is expensed through cost of real estate sales based on the same percentage of completion revenue recognition calculation.

In each of years 2010 through 2014, the Amortized Development right that was included in the cost of real estate sales are as follows:

•	2010 – $461,819 (or 3.12 million RMB)
•	2011 – $547,876 (or 3.54 million RMB)
•	2012 – $645,264 (or 4.07 million RMB)
•	2013 – $602,581 (or 3.70 million RMB)
•	2014Q1 – $39,089 (or 0.24 million RMB)
•	2014Q2 – $254,938 (or 1.59 million RMB)
•	2014Q3 –$80,336 (or 0.5 million RMB)

3)	In December 2013 and March 2014, the Company acquired the land of Golden Bay A and Golden Bay B projects, which were 17.5 and 17.1 acres, respectively. According to the market condition around this project, the gross profit margin, which is defined as the estimated profit divided by the fair value of the LUR, of the land of Golden Bay was determined as 30%.The gross profit of Golden Bay A and Golden Bay B was estimated to be $15.2 million and $14.5 million, respectively.

4)	In June 2014, the Company acquired the land of Head Quarter and certain housing project to be purchased by employees, which was 5.6 acres. According to the market condition around this project, the gross profit margin, which is defined as the estimated profit divided by the fair value of the LUR, of the land of Head Quarter was determined as 30%, with a gross profit was estimated to be $6.2 million

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

(b) The land use right was acquired through the acquisition of Suodi. The land use right certificate will expire in November 2048. The Company amortizes the land use right over 39 years starting from the date of acquisition. For the three and nine months ended September 30, 2014, the Company has recorded $55,901 and $167,665, respectively, of amortization expense on the land use rights (September 30, 2013 - $56,253 and $167,009). The amortization was included in selling, general and administrative expenses. For the next five years, the Company will amortize approximately $220,000 annually on the land use right.

(c) The construction license was acquired through the acquisition of Xinxing Construction. The construction license, which is subject to renewal every 5 years, is not amortized and has an indefinite estimated useful life because management believes it will be able to continuously renew the license in future years. The license is subject to renewal on January 1, 2016.

No impairment write-down was recognized for the three and nine months ended September 30, 2014 and 2013 on the intangible assets.

Deposits on land use rights

	September 30, 2014	December 31, 2013
Deposits on land use rights	16,454,057	59,155,165

Deposits on land use right as at September 30, 2014 mainly includes the $16.1 million (RMB 100 million) deposit for the land of Textile City project.

The Company conducts regular reviews of the deposits on land use rights. After review and assessment, the Company concluded that there was no impairment to the carrying value of the deposits and therefore no write-down was required.

Property, plant and equipment

The total rental income (cash inflow) from leasing the Tsining Junjing I commercial retail property was $0.2 million (RMB 1.3 million) during third quarter of 2014 is slightly more than the $0.19 million (RMB 1.2 million) in rental income of the same period of 2013. Based on $0.2 million (RMB 1.3 million) of net cash receipts in the third quarter of 2014, it will take the Company approximately 12 years to recover $9.94 million (RMB 61 million) carrying value of the asset. There was no cash outflow in connection with the maintenance and repair of the property. The annual amortization of this property is RMB 3 million (non-cash item) per year over 30 years.

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

Material trends and uncertainties that may impact continuing operations

Changes in national and regional economic conditions, as well as local economic conditions where we conduct our operations and where prospective purchasers of our homes live, may result in more caution on the part of homebuyers and consequently fewer home purchases. According to E House (China) Real Estate Research Institute, the average sale price decreased to 6,657 RMB per square meter (approximately US$ 1,085 per square meter) during three months ended September 30, 2014 from 6,899 RMB in the same period of 2013, representing about 3.5% year-to-year decrease.

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

As of September 30, 2014, we had $7,013,787 of cash, compared to $21,320,071 as of December 31, 2013, a decrease of $14,306,284.

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

Consolidate through Acquisition and Partnership . Currently, the residential real estate market in western China is fragmented with many small players. We believe that this market fragmentation will provide us with opportunities for acquisitions or partnerships. We believe acquisitions will provide us better leverage in negotiations and better economies of scale.

Expand into Other Tier II and Tier III Cities . We believe our proven business model and expertise can be replicated in other Tier II and Tier III cities, especially in western China. For example, in 2011, we entered into the Ankang city market for a residential project. Furthermore, we have identified certain other cities that possess attractive replication dynamics. The Ankang project started pre-sales during the fourth quarter of 2012. However, we did not recognize its revenue until certain criteria are met in 2013. As of September 30, 2014, contract sales for the Ankang project totaled $45.7 million.

Continue to Focus on the Middle Market .. Since the middle class has growing purchasing power and, as a result of prevailing Chinese culture and values, a strong desire to own homes, we believe the demand for residential real estate from the emerging middle class will offer attractive opportunities for the growth of our Company. Thus, we plan to leverage our brand name, experience and design capabilities to meet this middle class demand.

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

Our Property Projects

We provide three fundamental types of real estate developments:

•	High-rise apartment buildings, typically 19 to 33 stories, usually constructed of steel-reinforced concrete, that are completed within approximately 24 months of securing all required permits.

•	Mid-rise apartment buildings, typically 7 to 18 stories, usually constructed of steel-reinforced concrete, that are completed within approximately 12 to 18 months of securing all required permits.

•	Low-rise apartment buildings and villas, typically 2 to 6 stories, often constructed of steel-reinforced concrete, that are completed within approximately 12 months of securing all required permits.

Our projects can be classified into one of four stages of development:

•	Projects in planning, which include projects for which we have purchased the development and or land use rights for parcels of land as part of our project development pipeline. The completion of projects on these sites is subject to adequate financing, approval of permits, receipt of licenses and certain market conditions;

•	Projects in process, which include developments where we have typically secured the development and land use rights, and where the site planning, architecture, engineering and infrastructure work is in progress;

•	Projects under construction, where the building construction has started but has not yet been completed; and

•	Completed projects with units available for sale, where the construction has been finished and most of the units in the buildings have been sold or leased.

Projects Under Construction

Project Name	Type of Projects	Actual or Estimated Construction Period	Actual or Estimated Pre-sale Commencement Date	Total Site Area (m [2] )	Total Gross Floor Area (m [2] )	Sold GFA by September 30, 2014 (m [2] )

Puhua Phase Two – East Region	Multi-Family residential & Commercial	Q2/2010 – Q3/2015	Q2/2010	38,447	119,311	32,081

Ankang Project-Phase I	Multi-Family residential & Commercial	Q2/2012 – Q2/2015	Q4/2012	28,091	124,919	71,777

Park Plaza-Phase I	Multi-Family residential & Commercial	Q1/2012 – Q4/2014	Q1/2013	34,000	107,060	66,656

Puhua Phase Three	Multi-Family residential & Commercial	Q2/2012 – Q3/2015	Q1/2013	30,600	129,049	73,592

Puhua Phase Four	Multi-Family residential & Commercial	Q1/2014 - Q2/2016	Q2/2014	61,087	147,775	20,205

Project Name	Total Number of Units	Number of Units sold by September 30, 2014	Estimated Revenue ($ millions)	Contracted Revenue by September 30, 2014 ($ millions)	Recognized Revenue by September 30, 2014 ($ millions)

Puhua Phase Two – East Region	921	554	124.1	33.3	28.6
Ankang Project-Phase I	968	678	94.2	45.7	35.0
Park Plaza-Phase I	690	622	127.1	92.0	91.2
Puhua Phase Three	1,899	590	110.6	63.9	54.2
Puhua Phase Four	1,212	201	152.7	19.9	6.3

Puhua Phase Two-East Region : East Region consists of 7 residential buildings and 2 commercial buildings. Total estimated revenue of Puhua Phase Two – East Region is $124.1 million. Total GFA of the project is expected to reach 119,311 square meters. Puhua Phase Two – West Region was completed in the fourth quarter of 2012 and New Coast Line was completed in the fourth quarter of 2013.

Ankang Projetc-phase I : The Ankang project-Phase I is located in Ankang city, which is approximately 260 kilometers south of Xi’an in China’s Shaanxi Province. The project consists of 8 residential buildings and a commercial area. Construction started in the second quarter of 2012, and presales started in the fourth quarter of 2012, but because it did not meet revenue recognition criteria, we were unable to recognize any revenue until the first quarter of 2013. Total GFA of the project is expected to reach 124,919 square meters. Total projected revenue is estimated to be $94.2 million.

Park Plaza-phase I: In July 2009, the Company entered into a Letter of Intent to acquire 44,250 square meters of land in the center of Xi’an for the Park Plaza project. In March 2011, the Company officially acquired the land use right for Park Plaza. The Company intends to develop a large mid-upper income residential and commercial project on this site, with a gross floor area of 107,060 square meters. The four-year construction of Park Plaza started in the second quarter 2012. We have started revenue recognition since the first quarter of 2013. The total revenue from Park Plaza is estimated to be $127.1 million.

Puhua Phase Three: Puhua Phase Three project covers 30,600 square meters with a total GFA of 129,049 square meters. We have started pre-sale of Puhua Phase Three during the first quarter of 2013 and started recognizing revenues based on the percentage of completion method. Total projected revenue is estimated to be $110.6 million.

Puhua Phase Four: The construction and pre-sale of Puhua Phase Four were stared in the first quarter of 2014 and have started revenue recognition since the second quarter of 2014. Total GFA of the project is expected to reach 147,775 square meters. Total projected revenue is estimated to be $152.7 million.

Projects under planning and in process

Project Name	Type of Projects	Estimated Construction Period	Estimated Pre-sale Commencement	Total Site Area (m [2] )	Total GFA (m [2] )	Total Number of Units
Baqiao New Development Zone	Multi-Family residential & Commercial	2009- 2020	N/A	N/A	N/A	N/A

Golden Bay	Multi-Family residential & Commercial	Q2/2013 – Q4/2018	Q2/2015	94,829	326,494	N/A

Textile City	Multi-Family residential & Commercial	Q3/2015 – Q4/2020	Q2/2016	433,014	630,000	N/A

Park Plaza- Phase II	Multi-Family residential & Commercial	Q2/2015 – Q2/2017	Q3/2015	10,000	60,057	N/A

Ankang Project- Phase II	Multi-Family residential & Commercial	Q1/2015 – Q4/2016	Q1/2015	46,728	207,794	N/A

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

Golden Bay : The Golden Bay project is located within the Baqiao project, with a total GFA of 326,494 square meters. The Golden Bay project will consist of residential buildings as well as a commercial area. Construction was started in the third quarter of 2013, and we expect to begin accepting pre-sale purchase agreements in the second quarter of 2015. The Company has obtained the land use right from the government in December 2013 and March 2014. Total price of the land was RMB 420 million ($69.4 million).

Textile City : The Textile City project is located within the Baqiao New Development Zone. The project consists of residential buildings and a commercial area. We expect to obtain the land and start construction in the third quarter of 2015, and the entire project will take five years to complete.

Park Plaza Phase II : Park Plaza Phase II will consist of residential buildings as well as a commercial area. We expect to start construction in the second quarter of 2015 and begin pre-sale in the third quarter of 2015.

Ankang project-Phase II : Ankang project Phase II will consist of residential buildings as well as a commercial area. We expect to start construction in the first quarter of 2015 and begin pre-sale in the first quarter of 2015.

Major Completed Projects with Units Available for Sale

Project name	Type of Projects	Completion Date	Total Site Area (m [2] )	Total GFA (m [2] )	Total Number of Units	Number of Units sold by September 30, 2014
Puhua Phase Two – West Region	Multi-Family residential & Commercial	Q4/2012	53,595	100,450	666	665
Puhua Phase One	Multi-Family residential & Commercial	Q4/2012	47,600	137,137	858	844
JunJing II Phase One	Multi-Family residential & Commercial	Q4/2009	39,524	142,214	1,215	1,211
JunJing I	Multi-Family residential & Commercial	Q3/2006	55,588	167,931	1,671	1,670

Puhua Phase One: Puhua Phase One is one of Puhua’s four phases. The project was completed in the fourth quarter of 2012. As of September 30, 2014, we have recognized $111.4 million in revenue.

Puhua Phase Two – West Region and New Coastal Line : Puhua Phase Two – West Region consists of four buildings. The region was completed in the fourth quarter of 2012 and New Coast Line was completed in the fourth quarter of 2013. As of September 30, 2014, we have recognized $110.3 million in revenue.

Junjing III : Junjing III is located near our Junjing II project of the city expressway. It has a GFA of about 52,220 square meters. The project consists of three high rise buildings, each 28 to 30 stories high. The project is targeting middle to high income customers who require a high quality living environment and convenient transportation to the city center. We started construction during the fourth quarter of 2010 and pre-sales began during the fourth quarter of 2011. The project was completed in the fourth quarter of 2012. As of September 30, 2014, we have recognized $53.1 million in revenue.

JunJing II Phase One: We started the construction of JunJing II Phase One in the third quarter of 2007 and started the pre-sale campaign in the second quarter of 2007. The project was completed in December 2009 and generated total revenue of $100.8 million. JunJing II Phase Two has been mostly sold out.

JunJing I : 369 North Jinhua Road, Xi’an. That is the first “German” style residential & commercial community in Xi’an, designed by the world-famous WSP architectural firm. Its target customers were local middle income families. The project has 15 residential apartment buildings consisting of 1,671 one to five bedroom apartments. The project features secured parking, cable TV, hot water, heating systems, and access to natural gas. Total GFA is 167,931 square meters. JunJing I is also a commercial venture that houses small businesses serving the needs of JunJing I residents and surrounding residential communities. The project was completed in September 2006.

CONSOLIDATED OPERATING RESULTS

Three Months Ended September 30, 2014 Compared With Three Months Ended September 30, 2013

Revenues

Our revenues are mainly derived from the sale of residential and commercial units and buildings, infrastructure work we perform for the local government and land development projects in the Baqiao New Development Zone. For the three months ended September 30, 2014, most of our revenues came from the Park Plaza, Puhua Phase Three, and Ankang Project.

	Three months	Three months
	ended	Ended
Revenues by project:	September 30, 2014	September 30, 2013
US$
Project Under Construction
Puhua Phase Two – East Region	2,226,757	5,898,368
Puhua Phase Three	5,176,650	3,530,615
Park Plaza	8,126,813	6,544,305
Ankang Project	4,241,380	3,304,218
Puhua Phase Four	2,851,066	-
Projects Completed
Puhua Phase Two – West Region	304,026	231,851
Junjing III	(131,198)	(185,786)
Puhua Phase One	21,271,	642,763
Junjing II Phase One	-	488,825
Junjing II Phase Two	-	-
Junjing I	-	587,237
Other Projects	-	-
Revenues from the Sale of Properties	$22,816,765	21,042,396

The following table summarizes details of our most significant projects:

	Three Months	Three Months
	Ended	Ended
Revenues by project:	September 30, 2014	September 30, 2013
US$
Project Under Construction
Puhua Phase Two – East Region contract sales	$1,916,575	$3,456,340
Revenue	$2,226,757	$5,898,368
Total gross floor area (GFA) available for sale	119,311	159,832
GFA sold during the period	1,877	3,240
Remaining GFA available for sale	87,230	116,137
Percentage of completion	81.6%	71.2%
Percentage GFA sold during the period	1.6%	2%
Percentage GFA sold to date	26.9%	27.7%
Average sales price per GFA	$1,021	$1,067

Puhua Phase Three contract sales	$4,573,451	$3,876,644
Revenue	$5,176,650	$3,530,615
Total gross floor area (GFA) available for sale	129,049	129,918
GFA sold during the period	3,639	3,675
Remaining GFA available for sale	55,457	68,676
Percentage of completion	83.1%	50.9%
Percentage GFA sold during the period	2.8%	2.8%
Percentage GFA sold to date	57.0%	47.1%
Average sales price per GFA	$1,257	$1,055

Park Plaza-Phase I contract sales	$6,150,233	$6,078,969
Revenue	$8,126,813	$6,544,305
Total gross floor area (GFA) available for sale	107,060	149,822
GFA sold during the period	4,285	4,002
Remaining GFA available for sale	40,404	106,321
Percentage of completion	98.9%	68.1%
Percentage GFA sold during the period	4.0%	3%
Percentage GFA sold to date	62.3%	29.0%
Average sales price per GFA	$1,435	$1,635

Ankang Project-Phase I contract sales	$2,559,384	$4,134,588
Revenue	$4,241,380	$3,304,218
Total gross floor area (GFA) available for sale	124,919	243,152
GFA sold during the period	3,828	5,474
Remaining GFA available for sale	53,142	185,677
Percentage of completion	62.6%	27.7%
Percentage GFA sold during the period	3.1%	2%
Percentage GFA sold to date	57.5%	23.6%
Average sales price per GFA	$669	$755

Puhua Phase Four contract sales	$7,772,451	$-
Revenue	$2,851,066	$-
Total gross floor area (GFA) available for sale *	147,775	147,775
GFA sold during the period	7,868	-
Remaining GFA available for sale	127,570	147,775
Percentage of completion	26.3%	-
Percentage GFA sold during the period	5.3%	-
Percentage GFA sold to date	13.7%	-
Average sales price per GFA	988	n/a

*Difference in total GFA available for sale is due to addition of a new building and or modification to floor plans.

Revenues from projects under construction

Puhua Phase Two – East Region : consists of 7 middle-rise and high-rise buildings and Garden Houses with total expected revenues of approximately $122.7 million. For the three months ended September 30, 2014, we secured $1.9 million contract sales and recognized $2.2 million revenue.

Puhua Phase Three: Puhua Phase Three project covers 30,600 square meters with a total GFA of 129,049 square meters. We started pre-sale of Puhua Phase Three during the first quarter of 2013. The contract revenue for Puhua Phase Three was $4.6 million and we recognized $5.2 million for the three months ended September 30, 2014 based on the percentage of completion method.

Park Plaza-Phase I: In July 2009, the Company entered into a letter of intent to acquire 44,250 square meters of land in the center of Xi’an for the Park Plaza project. In March 2011, the Company officially acquired the land use right for Park Plaza. The Company intends to develop a large mid-upper income residential and commercial project on this site, with a GFA of 107,060 square meters. The four-year construction of Park Plaza started in the second quarter 2012. The contract revenue was $6.2 million and we recognized $8.1 million for the three months ended September 30, 2014 based on the percentage of completion method.

Ankang Project-Phase I : The Ankang project-Phase I is located in Ankang city, which is approximately 260 kilometers south of Xi’an in China’s Shaanxi Province. The project consists of residential buildings and a commercial area. Construction started in the second quarter of 2012 and presales started in the fourth quarter of 2012. There was $2.6 million contract sales and we recognized $4.2 million for the three months ended September 30, 2014 based on the percentage of completion method.

Puhua Phase Four: The construction and pre-sale of Puhua Phase Four stared in the first quarter of 2014 and started revenue recognition in the second quarter of 2014. There was $7.8 million contract sales and we recognized $2.9 million for the three months ended September 30, 2014 based on the percentage of completion method.

Revenues from projects completed

The revenue from completed projects totaled $194,100 for the three months ended September 30, 2014 compared to $1,764,890 during the same period of 2013. Revenues from projects completed in the third quarter of 2014 were lower than those during the period of 2013, as we had more completed projects generating revenue in the third quarter of 2012. Puhua Phase Two West Region generated $304,026 in the third quarter of 2014.

Other income

Other revenue includes property management fees, rental income, revenues from construction of low income residential buildings for the Ankang government, the gain/loss from disposal of fixed assets and construction work for third parties. We recognized $4,893,589 in other income for the three months ended September 30, 2014 compared with $3,788,434 in the same period of 2013. The variance can be explained by the following table, which summarizes the breakdown of the other income and the changes during the three months ended September 30, 2014 and 2013:

	For the three months ended
	September 30,	September 30,
	2014	2013
Interest income	$1,139,755	$1,185,491
Rental income	228,573	225,036
Income from property management services	889,648	912,247
External construction contracts	2,428,694	1,448,263
Miscellaneous income	206,919	17,397
Total	$4,893,589	$3,788,434

Cost of properties and land

The cost of properties and land for the three months ended September 30, 2014 increased 7.0 percent to $18,632,301 compared with $17,480,961 in the same period of 2013. The increase in cost of properties and land is in line with the increase in revenue.

Gross profit and profit margin

Gross profit for the three months ended September 30, 2014 was $5,787,657, representing a 17.5 percent increase from $4,926,414 in the same period of 2013. The gross profit margin for the three months ended September 30, 2014 was 20.9 percent compared with 19.8 percent in the same period of 2013. Since during the third quarter of 2013, the Company adjusted total estimate cost of Puhua PhaseTwo – East Side, Puhua Phase Three and Park Plaza according to the actual condition of these projects, and real estate development projects with gross profits recognized as at September 30, 2013 had changes in their estimated gross profit margins. The Company recorded the accumulated impact in the cost of these projects in the third quarter of 2013.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) for the three months ended September 30, 2014 increased to $3,936,508 compared with $3,784,742 in the same period of 2013. SG&A accounted for 14.2 percent of total revenue in the third quarter of 2014 compared to 15.2 percent for the same period in 2013. The decrease in the ratio of SG&A to total revenue was primarily due to the increase in revenue.

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

Compensation expense is recognized over the vesting period. During the three months ended September 30, 2014, compensation expense of $Nil (September 30, 2013 - $135,792) was recognized in the interim condensed consolidated statements of income.

Other (income) expenses

Other expenses mainly consists of late delivery settlements, maintenance costs and some miscellaneous income. Other expenses in the three months ended September 30, 2014 was $6,460 compared with $(91,766) in the same period of 2013. This amount was primarily miscellaneous income from projects in Tsining.

Financing expense

Financing expense in the three months ended September 30, 2014 increased to $1,342,370 from $1,762,724 in the same period of 2013. The decrease is mainly due to in prior year, part of interest from loan to fund Golden Bay project was expensed, as the project’s CIP balance was low, that not all related interest could be capitalized. Bank of China Macau Branch, Bank of China Singapore Branch and Bank of Communication offshore branch, which were drawn to repay mandatorily redeemable non-controlling interest in Subsidiaries and the loans from LUSO International Bank, which were drawn to repay convertible debt.

Provision for income taxes

The $414,147 provision for income taxes for the three months ended September 30, 2014 increased from $185,950 for the three months ended September 30, 2013, which is primarily due to increased operating income in the third quarter of 2014 compared with that in the third quarter of 2013.

Net income

Net income for the three months ended September 30, 2013 increased to $2,171,114 compared to an loss of $839,687 in the same period of 2013. The decrease in net income is due to increase in revenue and the gain on extinguishment of loan.

Basic and diluted earnings per share

Both the basic earnings per share and diluted earnings per share were $0.06 in the three months ended September 30, 2014, compared to $(0.02) in the same period of 2013. The number of shares outstanding did not change significantly from year to year.

Common shares used to calculate basic and diluted EPS

The weighted average shares outstanding used to calculate the basic earnings per share and diluted earnings per share was 34,477,458 shares, in the three months ended September 30, 2014 and 35,497,724 shares in the same period of 2013. The decrease in common shares is mainly due to the cancellation of 1,462,646 treasury stock during the 9 months ended September 30, 2014.

Foreign exchange

The Company operates in China and the functional currency is the RMB but our reporting currency is the U.S. dollar, based on the exchange rate of the two currencies. The fluctuation of exchange rates during the three months ended September 30, 2014 and the same period of 2013, when translating the operating results and financial positions at different exchange rates, created the accrued gain (loss) on foreign exchange. The gain on foreign exchange translation in the three months ended September 30, 2014 was $2,782,557, compared with $656,539 in the same period of 2013.

Gain (loss) on extinguishment of loan

During the third quarter of 2014, the Company has extended the remaining balance of $20 million (RMB120 million) loan with XinYing from August 7, 2014 to August 7, 2015 with revised consulting fee terms. The present valued the future cash flow under the new terms with the original effective interest rate compared to the present value of the loan under original terms, the difference is more than 10% which resulted to accounting for the change as an extinguishment of the loan. The excess of carrying value of the loan over the reacquisition price of the debt of $2 million is recorded as a gain. The revision in terms of the loan is accounted for as an extinguishment of loan and a gain of $2 million were recognized as a result as a result.

Nine Months Ended September 30, 2014 Compared With Nine Months Ended September 30, 2013

Revenues

Our revenues are mainly derived from the sale of residential and commercial units and buildings, infrastructure work we perform for the local government and land development projects in the Baqiao New Development Zone. In the nine months ended September 30, 2014, most of our revenues came from the Park Plaza project, Ankang project, Puhua Phase three project and Puhua Phase Two East Region.

	Nine months	Nine months
	ended	Ended
Revenues by project:	September 30, 2014	September 30, 2013
US$
Project Under Construction
Puhua Phase Two East Region	10,989,548	20,574,880
Puhua Phase Three	14,312,190	28,433,860
Park Plaza	28,614,578	44,693,688
Ankang Project	16,897,418	8,830,509
Puhua Phase Four	6,336,175
Projects Completed
Puhua Phase Two West Region	863,451	5,548,883
Junjing III	575,563	(51,684)
Puhua Phase One	414,180	2,966,145
Junjing II Phase One	-	488,825
Junjing II Phase Two	-	-
Junjing I	433,310	587,239
Other Projects	-	19,498
Revenues from the Sale of Properties	$79,436,413	$112,091,843

The following table summarizes details of our most significant projects under construction during the nine months ended September 30, 2014:

	Nine Months	Nine Months
	Ended	Ended
Revenues by project:	September 30, 2014	September 30, 2013
US$
Project Under Construction
Puhua Phase Two East Region contract sales	$9,784,418	$17,182,182
Revenue	$10,989,548	$20,574,880
Total gross floor area (GFA) available for sale	119,311	159,832
GFA sold during the period	8,267	10,991
Remaining GFA available for sale	87,230	116,137
Percentage of completion	81.6%	71.20%
Percentage GFA sold during the period	6.9%	6.9%
Percentage GFA sold to date	26.9%	27.7%
Average sales price per GFA	$1,184	$1,563

Puhua Phase Three contract sales	$7,919,563	$50,602,576
Revenue	$14,312,190	$28,433,860
Total gross floor area (GFA) available for sale	129,049	129,918
GFA sold during the period	7,443	61,242
Remaining GFA available for sale	55,457	68,676
Percentage of completion	83.1%	50.90%
Percentage GFA sold during the period	5.8%	47%
Percentage GFA sold to date	57.0%	47.1%
Average sales price per GFA	$1,064	$464

Park Plaza contract sales	$22,112,788	$61,269,915
Revenue	$28,614,578	$44,693,688
Total gross floor area (GFA) available for sale	107,060	149,822
GFA sold during the period	20,131	43,501
Remaining GFA available for sale	40,404	106,321
Percentage of completion	98.9%	68.1%
Percentage GFA sold during the period	18.8%	29%
Percentage GFA sold to date	62.3%	29.0%
Average sales price per GFA	$1,098	$1,027

Ankang Project contract sales	$13,261,021	$26,978,134
Revenue	$16,897,418	$8,830,509
Total gross floor area (GFA) available for sale	124,919	243,152
GFA sold during the period	19,284	57,475
Remaining GFA available for sale	53,142	185,677
Percentage of completion	62.6%	27.7%
Percentage GFA sold during the period	15.4%	23.6%
Percentage GFA sold to date	57.5%	23.6%
Average sales price per GFA	$688	$153

Puhua Phase Four contract sales	$19,935,137	$-
Revenue	$6,336,175	$-
Total gross floor area (GFA) available for sale *	147,775	-
GFA sold during the period	20,205	-
Remaining GFA available for sale	127,570	-
Percentage of completion	26.3%	-%
Percentage GFA sold during the period	13.7%	-%
Percentage GFA sold to date	13.7%	-%
Average sales price per GFA	$987	$-

Revenues from projects under construction

Puhua Phase Two – East Region : consists of 7 middle-rise and high-rise buildings and Garden Houses with total expected revenues of approximately $122.7 million. For the nine months ended September 30, 2014, revenue of the project decreases from $20.6 million of 2013 to $11.0 million in the third quarter of 2014.

Puhua Phase Three: Puhua Phase Three project covers 30,600 square meters with a total GFA of 129,049 square meters. We started pre-sale of Puhua Phase Three during the first quarter of 2013. The contract revenue for Puhua Phase Three was $63.9 million as of September 30, 2014 and we recognized $54.2 million by the end of September 2014 based on the percentage of completion method. The contract revenue for Puhua Phase Three was $50.6 million as of September 30, 2013 and we recognized $28.4 million by the end of September 2013 based on the percentage of completion method.

Park Plaza: In July 2009, the Company entered into a letter of intent to acquire 44,250 square meters of land in the center of Xi’an for the Park Plaza project. In March 2011, the Company officially acquired the land use right for Park Plaza. The Company intends to develop a large mid-upper income residential and commercial project on this site, with a GFA of 107,060 square meters. The four-year construction of Park Plaza started in the second quarter 2012. The contract revenue for Park Plaza was $92.0 million as of September 30, 2014, of which we recognized $91.2 million. The contract revenue for Park Plaza was $61.3 million as of September 30, 2013, of which we recognized $44.7 million.

Ankang Project : The Ankang project-Phase I is located in Ankang city, which is approximately 260 kilometers south of Xi’an in China’s Shaanxi Province. The project consists of residential buildings and a commercial area. Construction started in the second quarter of 2012 and presales started in the fourth quarter of 2012. The contract revenue for Ankang Project was $45.7 million as of September 30, 2014 and we have recognized $35.0 million in revenue. The contract revenue for the Ankang Project was $27.0 million as of September 30, 2013 and we have recognized $8.8 million in revenue.

Puhua Phase Four: The construction and pre-sale of Puhua Phase Four were stared in the first quarter of 2014 and have started revenue recognition since the second quarter of 2014. There were $19.9 million contract sales and we recognized $6.3 million as of September 30, 2014 based on the percentage of completion method. The Company started the revenue recognition in the second quarter of 2014, so there was no revenue in the third quarter of 2013.

Revenues from projects completed

The revenue from completed projects totaled $2,286,503 for the nine months ended September 30, 2014, compared to $ 9,558,908 during the same period of 2013. Revenues from projects completed in the third quarter of 2014 were lower than those during the period of 2013, as we continue selling the completed projects, we had less remaining inventories for sale, at the same time, selling the left inventories is more slowly.

Other revenue

Other revenue includes property management fees, rental income, revenues from construction of low income residential buildings for the Ankang government, the gain/loss from disposal of fixed assets and construction work for third parties. We recognized $14,383,616 in other income for the nine months ended September 30, 2014 compared with $21,884,031 in the same period of 2013. The decrease is explained in the following table, which summarizes the breakdown of the other income and the changes during the nine months ended September 30, 2014 and 2013:

	For the nine months ended
	September 30,	September 30,
	2014	2013
Interest income	3,342,304	4,090,313
Rental income	714,865	667,534
Income from property management services	3,272,697	2,734,441
External construction contracts	5,839,748	14,355,558
Gain on disposal of property and equipment	612,912	-
Miscellaneous income	600,090	36,185
Total	14,383,616	21,884,031

The decrease of construction contract income is due to that the construction of low income residential buildings for the Ankang government by Xinxing Construction was almost completed in 2013.

Cost of properties and land

The cost of properties and land for the nine months ended September 30, 2014 decreased 13.5 percent to $74,840,421 compared with $86,517,123 in the same period of 2013. The decrease in cost is proportionate to the increase in revenue.

Gross profit and profit margin

Gross profit for the nine months ended September 30, 2014 was $10,287,216, representing a 67.1 percent decrease from $31,266,476 in the same period of 2013. The gross profit margin for the nine months ended September 30, 2014 was 11.0 percent compared with 23.3 percent in the same period of 2013. The decrease of gross profit margin is due to decrease in margin in the second quarter of 2014 which was caused by adjustment of total estimated revenue and cost. This caused the Company to record the accumulated impact in the second quarter of 2014, and the impairment on Park Plaza Phase I project further decreased the margin. As a result of change in the estimated cost, the gross profit for the Company decreased to 2 percent in the second quarter of 2014. The profit margin for the nine months ended September 30, 2014 decreased 12.3 percent as a result compare to same period of last year.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) for the nine months ended September 30, 2014 decreased to $11,802,819 from $11,844,682 in the same period of 2013. Such decrease was primarily due to decreased advertising and selling expenses during the nine months of 2014 in connection with additional projects starting pre-sale, and increased employee salary expenses, which contributed to the higher administrative expenses. SG&A accounted for 12.6 percent of total revenue in the nine months ended September 30, 2014 compared to 8.8 percent for the same period in 2013. The increase in the ratio of SG&A to total revenue was primarily due to the decrease in revenue.

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

During the nine months ended September 30, 2014, compensation expense of $1,136,304 (September 30, 2013 - $1,240,065) was recognized in the unaudited interim condensed consolidated statements of income.

Other expenses

Other expenses mainly consist of late delivery settlements, maintenance costs and some miscellaneous income. Other expenses in the nine months ended September 30, 2014 was $20,480 compared with $358,783 in the same period of 2013. This amount was primarily miscellaneous expenses from projects in Tsining.

Financing expense

Financing expense in the nine months ended September 30, 2014 decreased to $3,676,752 from $6,016,604 in the same period of 2013. The decrease was due to part of interest form loan to fund Golden Bay was expensed, due to the project’s CIP balance was low, that not all related interests could be capitalized.

Provision of income taxes

The $559,605 provision for income taxes for the nine months ended September 30, 2014 increased from $4,044,863 for the nine months ended September 30, 2013. The increase was mainly due to decreased operating income in the first nine months of 2014 compared with the same period of 2013.

Net income

Net income for the nine months ended September 30, 2014 decreased to $(5,366,980) compared to $7,887,468 in the same period of 2013. The decrease in net income was mainly due to decreased total revenue.

Basic and diluted earnings per share

Both the basic earnings per share and diluted earnings per share were $(0.16) in the nine months ended September 30, 2014, compared to $0.22 in the same period of 2013.

Common shares used to calculate basic and diluted EPS

The weighted average shares outstanding used to calculate the basic earnings per share and diluted earnings per share were 34,532,629 and 34,532,629 shares, respectively, in the nine months ended September 30, 2014, and 35,277,047 shares in the same period of 2013. The decrease in common shares is mainly due to the cancellation of 1,462,646 treasury stock during the 9 months ended September 30, 2014.

Foreign exchange

The company operates in China and the functional currency is the RMB but our reporting currency is the U.S. dollar, based on the exchange rate between the two currencies. The fluctuation of exchange rates during the nine months ended September 30, 2014 and the same period of 2013, when translating the operating results and financial positions at different exchange rates, created the accrued gain (loss) on foreign exchange. The loss on foreign exchange translation in the nine months ended September 30, 2014 was $3,215,708 compared with a gain of $4,076,140 in the same period of 2013.

Gain (loss) on extinguishment of loan

Gain on extinguishment of loan for the nine months ended September 30, 2014 is $2 million compare with the $Nil in the same period of 2013. During the third quarter of 2014, the Company has extended the remaining balance of $20 million (RMB120 million) loan with XinYing from August 7, 2014 to August 7, 2015 with revised consulting fee terms. The present valued the future cash flow under the new terms with the original effective interest rate compared to the present value of the loan under original terms, the difference is more than 10% which resulted to accounting for the change as an extinguishment of the loan. The excess of carrying value of the loan over the reacquisition price of the debt of $2 million is recorded as a gain. The revision in terms of the loan is accounted for as an extinguishment of loan and a gain of $2 million were recognized as a result as a result.

Cash flow discussion

There was a net cash outflow of $13,920,615 during the nine months ended September 30, 2014 compared to a net cash inflow of $78,499,325 during the same period of 2013.

Operating activity cash outflow was $20,437,987 in the nine months ended September 30, 2014, compared to operating cash outflow of $9,642,050 in the same period of 2013. The change in operating cash flow in the first nine months of 2014 was mainly due to the increase of payment to government for deposit of land use right.

There was a cash outflow of $31,071,706 for investing activities for the nine months ended September 30, 2014, compared to investing cash outflow of $3,982,755 for the same period of 2013. The decrease is due to purchase of short term investment, and purchase of property and equipment, which mainly includes purchase of land use right for head office.

There was a cash inflow of $37,589,078 for financing activities for the first nine months ended September 30, 2014 compared with $92,124,130 of financing cash inflow in the same period of 2013 due to less borrowing during the first nine month of 2014.

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

The ratio of receivables to sales was 46 percent as of September 30, 2014 and 35 percent as of September 30, 2013. The change in ratio of receivables to sales does not represent the deterioration in the credit quality of our receivables or a change in our revenue recognition policies. In general, the Company does not recognize revenues until all permits including pre-sales permits are obtained. Other than the down payments made by customers upon the signing of the sales agreements, most of the balances from the sales are receivable through mortgage financings. Usually, the mortgage approval process ranges from two month to six months, depending on the bank’s credit limit and customer credit worthiness. Account receivables are determined by bank mortgage approval process. The longer the banks take to approve customer mortgages, the greater our account receivables are.

Debt leverage

Total debt consists of loans from employees and loans payable.

Total debt outstanding as of September 30, 2014 was $333.0 million compared with $300.7 million on December 31, 2013. Net debt outstanding (total debt less cash and restricted cash) as of September 30, 2014 was $212.9 million compared with $161.8 million on December 31, 2013. The Company’s net debt as a percentage of total capital (net debt plus shareholders’ equity) was 62.2 percent on September 30, 2014 and 54.1 percent on December 31, 2013, which mainly resulted from additional debt financing for the next 12 months. Consequently, the ratio of net debt as a percentage of total capital increased as of September 30, 2014 compared with December 31, 2013.

Liquidity and capital resources

The Company leases certain office space under various operating lease agreements with expiration dates in one year.

In connection with the loans borrowed from XinYing (Notes 13 and 19), the Company also signed a finance consulting agreement with XinYing whereby the Company is committed to pay consulting fees on a quarterly basis up to August 2015 for financing services provided.

Additionally, the Company had various commitments related to land use right acquisitions with unpaid balances of approximately $16.3 million. The balances are not due until the vendor removes the existing building on the land and changes the zoning status of the land use right certificate. Based on the current condition, the Company estimates that the balances will be paid in a year.

All future payments required under the various agreements are summarized below:

	Payment due by period
Commitments and		After
Contingencies	Total	1 year	1-2 years	2-3 years	3-4 years	4-5 years	5 years

Consulting fees	$1,739,546	$1,739,546	$-	$-	$-	$-	$-
Land use rights	16,291,952	16,291,952	-	-	-	-	-
Total	$18,031,498	$18,031,498	$-	$-	$-	$-	$-

The Company from time to time has to renew certain real estate development licenses in the normal course of business. Management believes the Company will be able to continuously renew these licenses.

Loans payable

	September 30, 2014	December 31, 2013

Construction Bank of China
Annual interest is 105% of People’s Bank of China prime rate (6.15%). The loan is secured by the Park Plaza Phase I project and land use right. The repayment schedule is as follows: November 30, 2014 - $3,258,390 (RMB 20 million); May 30, 2015 - $6,516,781 (RMB 40 million); November 30, 2015 - $9,775,171 (RMB 60 million), May 30, 2016 - $1,629,195 (RMB 10 million). The loan is also subject to certain repayment requirements based on percentage of sales contracts signed over total estimated sales amount of Park Plaza Phase I.	$21,179,537	$28,907,941

Bank of China, Macau Branch
Originally due on December 16, 2013 and extended to December 16, 2015, annual interest is based on 3-month LIBOR rate plus 2.5%. The 3-month LIBOR rate on September 30, 2014 was 0.2343% (December 31, 2013 - 0.2442%), secured by $32,583,904 (RMB 200 million) of restricted cash. The loan is also subject to a 1.3% service fee per annum.	31,000,000	31,000,000

Bank of Communication Offshore Branch (Loan 1)
Due on November 13, 2015, annual interest rate is 2.9%, secured by $36,656,891 (RMB 225 million) of restricted cash.	30,000,000	30,000,000

Bank of China, Singapore Branch
Due on November 22, 2014, annual interest is based on 3-month LIBOR rate plus 1.55%. The 3-month LIBOR rate on September 30, 2014 was 0.2343% (December 31, 2013 - 0.2442%), secured by $32,583,904 (RMB 200 million) of restricted cash. The loan is also subject to a 1.8% service fee per annum.	31,800,000	31,800,000

LUSO International Bank
The Company signed an agreement for a line of credit of $9.7 million with LUSO International Bank. The amount that can be withdrawn is limited to 97% of the restricted cash secured for the line of credit. The total amount will be due on March 27, 2015. As of September 30, 2014, the Company has drawn $7,761,152 from the line of $9.7 million which is 95.3% of $ 8,145,976 (RMB 50 million) restricted cash secured. Annual interest is based on the 12-month LIBOR rate plus 2.7%. The 12-month LIBOR rate on September 30, 2014 was 0.5771% (December 31, 2013- 0. 5795%).	7,761,152	7,761,153

Xi’an Xinxing Days Hotel & Suites Co., Ltd. (“Days Hotel”)
There are several loans from Days Hotel, including: $3,421,309 (RMB 21 million) due on October 20, 2014; $1,140,437 (RMB 7 million) due on October 31, 2014 ; $7,983,056 (RMB 49 million) due on December 31, 2014; $244,379 due on January 17, 2015 (RMB 1.5 million); $651,678 (RMB 4 million) due on February 19, 2015; $488,759 (RMB 3 million) due on March 6, 2015; $391,007 (RMB 2.4 million) due on March 10, 2015; $162,920 (RMB 1 million) due on March 16, 2015; $651,678 (RMB 4 million) due on March 19, 2015; $162,920 (RMB 1 million) due on April 1, 2015; $325,839 (RMB 2 million) due on April 30, 2015; and $8,145,976 (RMB 50 million) due on May 13, 2015. $22,792,441 (RMB 139.9 million) of the balance has an annual interest rate of 20%, and the new loans acquired in the third quarter totaling $977,517 (RMB 6 million) have an annual interest rate of 15%.	23,769,958	19,905,182

Shanghai XinYing Fund, LLC (“XinYing”)
Originally due on August 7, 2014, annual interest is 9.6% and the effective annual interest rate is 27.16% due to related finance consulting fees, secured by 100% ownership of Xinxing Construction’s shares, corporate guarantee from Tsining, Puhua, and the Company. The repayment terms of the loan have been extended to: $1,629,195 (RMB 10 million) due on December 1, 2014; $2,443,793 (RMB 15 million) due on June 1, 2015; $15,477,354 (RMB 95 million) due on August 7, 2015 with revised consulting fees (Note 19). The revision in terms of the loan is accounted for as an extinguishment of the loan and $2,071,672 is recognized as a gain on extinguishment of loan on the consolidated statement of income (loss). The new loan has annual interest rate of 9.6% and an effective interest rate of 23.65%.	19,550,342	21,474,470

Shenzhen Qianhai Dinghui Equity Investment Fund Partnership (“Dinghui”)
On March 22, 2013, the Company received $40,729,879 (RMB 250 million) from Dinghui to fund the acquisition of the land use rights for the Company’s Golden Bay project and/or other construction. The loan is due on March 21, 2015 with an annual interest rate of 20%.

In March 2014, the Company borrowed an additional $16,291,952 (RMB 100 million). The loan will be used to acquire the land use right for the Company’s head quarters. The loan is due in March 2015 with an annual effective interest rate of 20%.

In connection with these loans, the Company transferred 49% of Fangzhou’s common shares to Dinghui in December 2012 as security for the loan. Dinghui will not participate in the decision making, operation and profit/loss sharing of Fangzhou. Once the land use right is obtained, the Company will use the land use right as a pledge for the loan and Dinghui will revert the transferred common shares of Fangzhou back to the Company. Since Golden Bay’s land use rights were acquired during the first quarter of 2014, the Company and Dinghui are in the process of reverting the transferred common shares of Fangzhou back to the Company. The loans are also guaranteed by the Company and the Company’s President.	57,021,831	41,297,058

Bank of Communications
Annual interest is 120% of the People’s Bank of China prime rate (6.15%). The loan is secured by a portion of the Puhua Phase III project and land use right. The repayment schedule is as follows: December 20, 2014 - $3,258,390 (RMB 20 million); June 20, 2015 - $8,145,976 (RMB 50 million); and December 20, 2015 - $16,291,952 (RMB 100 million).	27,696,318	33,037,646

Bank of Xi’an, Weilai Branch
Annual interest is 130% of the People’s Bank of China prime rate (6.15%). The loan is secured by a portion of the Puhua Phase II project and land use right. The repayment schedule is as follows: December 21, 2014 - $8,145,976 (RMB 50 million); April 24, 2015 - $11,404,366 (RMB 70 million). The loan is also subject to certain repayment requirements based on percentage of sales contracts signed over total estimated sales amounts of Puhua Phase II.	19,550,342	29,733,882

Bank of Communication Offshore Branch (Loan 2)
Due on March 17, 2016, annual interest is based on 6-month LIBOR rate plus 2.8% and the loan is also subject to a 0.7% financing fee. The effective annual interest rate is 3.730% and the 6-month LIBOR rate on September 30, 2014 was 0.3283% (December 31, 2013 - 0.2442%). The loan is specifically for the retirement of the $31 million Bank of China, Singapore Branch loan. The use of the funds, including the short term investment purchased, is restricted by the bank until the funds are used to repay the intended loan.	22,500,000	-

Bank of Communications
Annual interest is 130% of the People’s Bank of China prime rate (6.15%). The loan is secured by a portion of the Puhua Phase IV project and land use right. The repayment schedule is as follows: June 20, 2015 - $1,629,195 (RMB 10 million); December 20, 2015 - $1,629,195 (RMB 10 million); June 20, 2016 - $4,072,988 (RMB 25 million); December 20, 2016 - $4,072,988 (RMB 25 million).	11,404,366	-

Total	$303,233,847	$274,917,332

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

The $36.7 million of restricted cash corresponds to a $30 million loan from Bank of Communications offshore Branch; the $32.6 million of restricted cash corresponds to a $31 million loan from Bank of China, Macau Branch; the $32.6 million of restricted cash corresponds to a $31.8 million loan from Bank of China, Singapore Branch; and $8 million of restricted cash corresponds to a $7.76 million loan from LUSO International Bank. Except for the $7.76 million loan from LUSO International Bank, all these borrowings were incurred in Hong Kong to repay the mandatorily redeemable preferred shares of Prax, the LUSO International Bank loan was drawn to repay convertible debt. However, the majority of the Company’s cash resided in mainland China and to wire funds from mainland China to Hong Kong is subject to foreign exchange restrictions imposed by the PRC government. Thus, in order for the Company to repay its Hong Kong and oversea counterparties, the Company had to utilize the special lending facilities provided by major PRC banks and foreign financial institutions (i.e. JP Morgan and Bank of China) to allow the Company to borrow outside of mainland China using cash the Company has in mainland China as guarantees.

The loans payable balances were secured by certain of the Company’s real estate held for development or sale and land use rights with a carrying value of $137,104,723 at September 30, 2014 (December 31, 2013 - $151,078,309). The weighted average interest rate on loans payable as at September 30, 2014 was 8.98% (December 31, 2013 – 8.7%).

The loans from Bank of Xi’an, Weilai Branch and Construction Bank of China are subject to certain repayment terms based on certain percentage of units sold in Puhua Phase II and Park Plaza Phase I projects. Based on these repayment terms, Bank of Xi’an, Weilai Branch and Construction Bank of China can demand repayment of all remaining balances outstanding at any time.

The principal repayment requirements over the following 2 years are as follows:

Due in 1 year	$193,666,725
1 – 2 years	109,567,122
Total	$303,233,847

Liquidity Expectation

The Company believes that the combination of present capital resources, internally generated funds, and unused financing sources are more than adequate to meet cash requirements for the year 2014.

According to our 2014 business plan, the total cash inflow for the whole year will be approximately US$455 million (RMB 2.80 billion) and total cash outflow will be approximately US$449 million (RMB 2.77 billion) with a net cash inflow of approximately US$6 million (RMB 37.0 million). The cash inflow includes cash generated from sales and financing from banks and fund companies. Despite the trend of decreasing operating cash flows, we expect the operating cash flow of the Company will improve during 2014 with more sale of Puhua project and Park Plaza units and with the commencement of our Golden Bay project. The plan was made at the beginning of the year and is adjusted throughout the year according to actual performance results. We can confirm that additional borrowings will not violate any of our debt covenants.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to the following market risks, including but not limited to:

General Real Estate Risk

There is a risk that the Company’s property values could go down due to general economic conditions, a weak market for real estate generally, or changing supply and demand. The Company’s property held for development and sale value, approximately $368.1 million at the end of September 30, 2014, may change due to market fluctuations. Currently, it is valued at our cost, which is significantly below the market value.

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

(b) Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2014, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

China Housing & Land Development, Inc.

November 14, 2014	By:	/s/ Xiaohong Feng
Xiaohong Feng
Chief Executive Officer
(Principal Executive Officer)

November 14, 2014	By:	/s/ Cangsang Huang
Cangsang Huang
Chief Financial Officer
(Principal Financial and Accounting Officer)

