Form 10-K
period 2014-12-31
China Housing & Land Development, Inc.
filed 2015-03-31
CIK 1303330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-34065

China Housing & Land Development, Inc.

(Exact name of registrant as specified in its charter)

NEVADA	20-1334845
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1008 Liuxue Road, Baqiao District

Xi’an, Shaanxi Province

China 710038

(Address of principal executive offices) (Zip Code)

86-29-83328813

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year,

if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered
Common Stock, $0.001 par value per share	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: none.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes   ☐   No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes   ☐   No   ☒

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☒

The number of shares of our common stock outstanding as of December 31, 2014, was 34,800,558 shares. The aggregate market value of the common stock held by non-affiliates (27,829,822 shares), based on the closing market price ($1.81 per share) of the common stock as of the last business day of the second quarter of 2014 was $50,371,978.

As of March 30, 2015 the number of shares of the registrant’s classes of common stock outstanding was 34,800,558.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

None	Not applicable

Except as otherwise indicated by the context, references in this Form 10-K to:

“U.S. Dollar,” “$” and “US$” mean the legal currency of the United States of America.

“RMB” means Renminbi, the legal currency of China.

“China” or the “PRC” are references to the People’s Republic of China.

“SEC” is a reference to the Securities and Exchange Commission of the United States of America.

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

PART I

ITEM 1. BUSINESS

OUR COMPANY

We are a residential developer with a focus on second-tier and third-tier cities in western China. We are dedicated to providing quality, affordable housing to middle class families. The majority of our customers are first-time home buyers and first time up-graders, who, we believe, will benefit from China’s gross domestic product (“GDP”) growth and the middle classes’ corresponding increase in purchasing power.

We commenced our operations in Xi’an in 1999 and have been considered an established private residential developer in the region. We have experienced solid growth in the past 15 years and have developed over 1.5 million square meters of residential projects. Through the utilization of modern design and technology, as well as a strict cost control system, we are able to offer our customers high quality, cost-effective products. Most of our projects are designed by world-class architectural firms from the United States, Canada and Europe that have introduced advanced “eco-friendly” and “green” technologies into our projects.

As our focus is primarily on the demand from first-time home buyers and first time up-graders in western China, the majority of our apartments range in size from 70 square meters to 120 square meters; such sizes are considered to be a stable market section of the residential real estate market in western China. Our typical residential project is approximately 100,000 square meters in size and consists of multiple high-rise, middle-rise and low-rise buildings as well as a community center, commercial units, educational facilities (such as kindergartens) and other auxiliary facilities. In addition, we provide property management services to our developments and have exclusive membership systems for our customers. We typically generate a large portion of our sales through referrals from our existing customers.

We acquire our land reserves and development sites primarily from the local government, open-market auctions, and through acquisition of old factories from the government. We do not depend on a single method of land acquisition, which enables us to acquire land at reasonable costs and generally enables us to generate profitable returns from our developments. We intend to continue our expansion into other strategically selected cities in western China by leveraging our brand name and scalable business model.

Our Strategies

We are primarily focused on the development, construction, management and sale of residential real estate properties to capitalize on the long term demand for real estate from China’s emerging middle class. Provided that market fundamentals remain stable, we seek to continue our growth in western China and plan to implement the following specific strategies to achieve our goal:

Consolidate through Acquisition and Partnership. Currently, the residential real estate market in western China is fragmented with many small players. We believe that this market fragmentation will provide us with opportunities for acquisitions or partnerships. We believe acquisitions will provide us better leverage in negotiations and better economies of scale.

Expand into Other Second-tier and Third-tier Cities. We believe our proven business model and expertise can be replicated in other second-tier and third-tier cities, especially in western China. For example, in 2011, we entered into the Ankang city market for a residential project. Furthermore, we have identified certain other cities that possess attractive replication dynamics.

Continue to Focus on the Middle Market. Since China’s middle class has growing purchasing power and, as a result of prevailing Chinese culture and values, a strong desire to own homes, we believe the demands for residential real estate from the emerging middle class will offer attractive opportunities for the growth of our Company. Thus, we plan to leverage our brand name, experience and design capabilities to meet this middle class demand.

Our Competitive Strengths

We believe we have the following competitive strengths that will enable us to compete effectively and to capitalize on the growth opportunities in our market:

Established history in the market

We are an established private residential real estate developer in western China. We believe that we have strong design and sales capabilities as well as a well-regarded brand name in the region. Due to deep local project experience and long-term relationships with the central and local governments, we have been able to acquire significant land assets, thereby providing a strong pipeline of potential future business and revenue over the next three to five years.

Proven business model

Due to strong local project experience and long-term working relationships with the central and local governments, we generally have been able to acquire land assets at competitive market rates. We are primarily focused on capitalizing on rising demand for properties from China’s emerging middle class, which has growing purchasing power and a strong demand for residential housing. In order to leverage our brand to appeal to the middle class, we use various advertising media to market our property developments and to reach our target demographic, including newspapers, magazines, television, radio, e-marketing and outdoor billboards. We believe that our brand is well recognized in our market and is known for high-quality products at cost-effective prices.

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

Corporate History

We are a Nevada corporation and conduct substantially all of our business through our operating subsidiaries in China. We were incorporated in the State of Nevada on July 6, 2004, as Pacific Northwest Productions Inc. On May 5, 2006, we changed our name to China Housing & Land Development, Inc. Currently we own eight operating subsidiaries, three Hong Kong Special Purpose Vehicles (“SPV”) and three British Virgin Island holding companies (“BVI”). The BVI companies and Hong Kong SPVs are used as holding companies.

On April 21, 2006, we acquired 100% of the shares of Xi’an Tsining Housing Development Co., Ltd (“Tsining”) through a share purchase agreement.

On March 9, 2007, we acquired 100% of the shares of Xi’an New Land Development Co., Ltd. (“New Land”).

On November 5, 2008, the Company and Prax Capital entered into a Joint Venture Agreement to establish Puhua (Xi’an) Real Estate Development Co., Ltd (“Puhua”). On May 10, 2010, the Company signed an Amended and Restated Shareholders’ Agreement with Prax Capital, which became effective on January 1, 2010. The Company was committed to redeeming Prax Capital’s investment. Thus, the Company acquired 100% ownership of Puhua in 2010.

On January 20, 2009, we signed an equity purchase agreement with the shareholders of Xi’an Xinxing Property Management Co., Ltd. (“Xinxing Property”) and acquired 100% ownership of Xinxing Property.

On January 15, 2010, we acquired 100% ownership of Suodi Co., Ltd. (“Suodi”).

On March 31, 2010, we incorporated XinxingFangzhou Housing Development Co., Ltd. (“Fangzhou”).

On October 1, 2010, we acquired 100% of the shares of Xinxing Construction Co., Ltd (“Xinxing Construction”).

On July 28, 2011, we established Ankang XinxingJiyuan Real Estate Development Co., Ltd. (“Jiyuan”).

On August 25, 2014, the Company announced that the board of directors of the Company (the “Board”) by unanimous written consent dated as of August 19, 2014, authorized and approved a “going private” transaction by means of effecting a reverse stock split.

On November 3, 2014, the Company announced that, due to increased uncertainty in the prospect of completing the “going private” transaction authorized and approved by the Board on August 19, 2014 and as a result of changing financial, operational and business conditions, the Board decided to terminate the proposed “going private” transaction.

BUSINESS

Overview

We are a real estate development company headquartered in Xi’an doing business primarily in the western part of China. As such, we focus on real estate development opportunities in that region.

Through our subsidiaries located in China, we are engaged in the development, construction, sale and management of residential and commercial real estate units, as well as land development in Shaanxi Province, China. Tsining has completed a number of real estate development projects in Xi’an. Through Tsining, we will continue to expand our business into other developing urban markets in western China.

Our business model is showed as below. We divide each project into five deployment phases, spanning from land acquisition to after-sale services.

Our average project development lasts over two years and begins to provide us with revenues after three quarters.

Land Acquisition

To date, we have successfully acquired land from many sources, including open market auctions, co-development with local governments and through the acquisition of distressed assets, such as bankrupt factories. We have achieved this as a result of our long-term relationships with the central and local governments.

Planning & Design

We work with world-class architectural firms for most of our projects and maintain an in-house design team to supplement projects with our significant local knowledge. We also deploy an advanced cost-control system and an enterprise resource planning system, which enable us to monitor and analyze our construction costs and progress on a daily basis.

Construction

We acquired Xinxing Construction on October 1, 2010. Through ownership of our own construction arm, we can better ensure that our customers receive high-quality housing products. We can also enhance our cost control procedures in monitoring the construction process and thereby increase our margins. Furthermore, we can maintain our strong track record of providing quality products on time.

Marketing & Pre-Sales

We initiate our pre-sales process once we finish foundation construction and obtain the requisite pre-sales permits from the government – our sales efforts are partly outsourced to external professionals. Currently, we work with well-known sales agents, such as E-House and World Union Properties, which ranked number 1 and 2 in China, respectively. Pre-sales provide us with an early cash inflow and is central to our project funding.

After-Sales Service

We always follow up with our customers after a sale to foster good and lasting relationships as well as to help secure future recommendations. We also have a wholly-owned property management company, Xi’an Xinxing Property Management Co., Ltd., which performs integrated after-sales services, such as maintenance.

Corporate Information

In October 2012, we moved to a new office building located at 1008 Liuxue Road, Baqiao District, Xi’an, 710038, People’s Republic of China. Our telephone number at this address is (86-29) 8332-8813 and our fax number is (86-29) 8258-2640.

Investor inquiries should be directed to us at the address and telephone number of our principal executive offices set forth above. Our website is http://www.chldinc.com.

Our Industry

We focus primarily on the development, construction, sale and management of residential real estate properties in order to provide affordable housing to middle class consumers in western China. Our target demographic primarily consists of first-time purchasers and first time up-graders. Our current development projects are located in Xi’an, Shaanxi Province, in the PRC. We have expanded into Ankang, a Tier III city in Shaanxi Province, and we will continue our expansion into other second-tier and third-tier cities in western China given the right opportunities.

Industry Overview

In 2014, China’s GDP growth rate dropped to 7.4% year-over-year, the lowest level in the last 20 years. China’s economic growth has declined from an annual average growth rate of nearly 10% for the last decade to the current “new normal trend” of 7%-7.5%. It is estimated that China’s 2015 economic growth rate will be even lower. In the meantime, the growth rate of investment in fixed assets has dropped from 19.3% in 2013 to 15.3% year-over-year, and the growth rate of real estate development and investment has slowed to 10.5% from 19.8% month-over-month and will likely decrease further. Indices such as CPI (Consumer Price Index) and PPI (Producer Price Index) fell to record low levels several times, reflecting sluggish consumer demand. Slow economic growth momentum is apparent in investments, exports and consumption, exhibiting a further risk of an overall economic stagnation.

Source: China Statistic Year Book (all government data is based on the calendar year)

Negatively affected by the government’s tight policy control in recent years, the financing environment for real estate development enterprises in China has been challenging. In 2014, the falling housing market, coupled with unclear improvement in the credit financings market, has resulted in a slowdown in the collection of receivables for real estate enterprises. The Paid-in investments for real estate enterprises in 2014 were RMB12,199.1 billion, reflecting a decrease of 0.1% year-over-year and the first decrease in the past decade. At the same time, the weighting of self-raised funds of real estate enterprises has increased, while the weightings of deposits, down payments and personal mortgage loans have dropped, resulting in heavy capital pressure for real estate enterprises. Real estate companies must rely on their own resources to expand their financing channels as a result of slower market sales. It is expected that the government will broaden the money supply by rate cuts and reserve ratio cuts, in order to expand fixed-asset investments.

Source: China Statistic Year Book

Market Performance. Based on the historic data, the transacted area has grown since 2001 and reached its highest levels in 2005 and 2009, respectively, when the housing market was booming. Since 2010, the growth in the transacted area has declined, with the only exception being the year 2013. The real estate market has cooled down in 2014 with a year-over-year drop, the second drop in the last decade.

Source: China Statistic Year Book

Average Transacted Price. The average transacted price of housing began to rise in China starting in 2001, but subsequently dropped in 2008, due to the financial crisis. However, in 2009, driven by positive market polices, the growth rate of the average transacted price hit a two-decade record high. Since 2010, with the adoption of the strict tightening policy by the government, the growth rate of the average transacted price has been suppressed. Housing prices experienced a relatively stable growth rate of approximately 7% from 2010 to 2013. In 2014, under the relatively large influence of the industry adjustment and the significant inventory pressure of the housing market, the growth in housing prices slowed down, with almost no increase over the previous year.

Source: China Statistic Year Book

Inventory Level of Housing (Area to be sold). The level of commercial housing inventory has increased yearly for nearly the past 20 years, with the only exceptions being years 2004 and 2007. Since 2011, growth has accelerated, with a significant increase in inventory in 2014, reaching 597.95 million square meters of available housing as of the end of November, an increase of 27.8% year-over-year. In recent years, the real estate market supply has remained high, while transaction volume has not increased. This imbalance between supply and demand has broadened as a result of record high of inventory levels, reflecting a drop in the supply and demand ratio of the overall market. The real estate market will continue to see a supply/demand imbalance as demand remains sluggish and excess inventory continues to be absorbed. This situation is anticipated to continue for the foreseeable future.

Source: China Statistic Year Book, E-House (China)

Land Prices

Since 2011, China’s month-over-month growth in the housing index has decreased continuously, while land prices have remained high and housing prices have dropped at different levels nationwide. Land prices have not fallen as a result of lowered or flat housing prices. This has created a contraction in the margin for the real estate industry as companies are forced to continue to acquire land at prices which cannot be passed through to the selling prices of their houses. This situation is anticipated to be continued for the foreseeable future.

Average Land Purchase Price of China’s Real Estate Development Enterprises and Growth Rate

Source: China Statistic Year Book, China Real Estate Information Corporation (“CRIC”)

To summarize, as a result of the change in China’s overall real estate market environment, the poor performance of real estate enterprises, a material imbalance between supply and demand, and the ever-increasing funding pressure, the profit margin of real estate enterprises has dropped significantly, and the real estate market is expected to remain weak as a whole for the foreseeable future.

Government Policies

Starting in April 2010, the Chinese central government introduced a number of polices to restrain housing prices from irrational increases. These polices mainly included differentiating mortgage purchases interest rates among first, and second home buyers (first-time up-graders) and speculators, limiting housing demand by restricting housing purchases by non-resident buyers, increasing land supply and taxation measures.

On the demand side, the Chinese central government took the following measures to reduce total demand in the real estate market: Since April 2010, the Chinese central government increased the mortgage rates for second-home buyers to 110% of the benchmark rates and ceased approving third-home mortgages. The down payments amount for second-home purchasers was also increased to up to 50% of the home cost. Further, though varying by city, most first-tier and second-tier cities forbade non -resident home purchases and resident third-home purchases in order to restrict speculation. In addition, a 20% capital gains tax is collected for secondary housing transactions on real estate properties with a holding period of less than five years. A property tax was applied in Shanghai and Chongqing and will be expanded to cover more cities with large housing stocks.

On the supply side, according to the China Ministry of Land and Resources, land supply for residential development was 1,510 million square meters during 2014, an decrease of 25.5% compared with the actual land supply in 2013. Social housing construction will accelerate to increase the housing supplies for first-time home buyers.

Apart from adjusting supply and demand, the central government required local governments to take certain measures to prevent real estate average selling prices from increasing too quickly as compared to local GDP growth rates or local income growth rates.

During 2014, the Chinese real estate industry continued to be heavily influenced by government policies designed to create rational and healthy real estate industry growth.

City of Xi’an

Background

Xi’an served as the capital of China during 13 dynasties (from West Zhou in 1066 BC to Tang in 907 AD) and is well known for its Terracotta Army and other famous historic landmarks. Today, the city’s economic leadership is derived from its high-tech, pharmaceutical, national defense, aerospace, tourism, and advanced education industries. The PRC government’s “Go West” policy has designated Xi’an as the regional economic hub of western China. To further encourage western China’s development, the central government plans to establish the Central Shaanxi Plain Economic Region that will help enable the free flow of people, skills, capital, and trade among the western provinces. Xi’an, as the economic center of western China, will play a unique leadership role among the western second-tier cities.

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

China has announced its intention to become a world-class center for IT R&D, production, outsourcing and services to in order to rival and perhaps surpass the success of India’s IT industry. Xi’an, having been designated by the government as one of five China “Outsourcing Bases”, is expected to play an important role in that effort. Similar to Bangalore and Hyderabad in India, the Xi’an local government is carving out a niche in IT outsourcing by creating the 400,000 square-meter Xi’an Software Park (the “Park”). The Park has already attracted top software and technology companies, including IBM, which is the government’s joint venture partner in creating the Park. Sybase, SPSS, Nortel, and NEC are already operating in the Park.

The Xi’an local government has laid out a master plan through the year 2020 to foster economic transformation and urbanization. For example, Xi’an is now limiting development in the city’s famous historical “Gated Wall City” (or “Inner Ring”), which will be revamped primarily for tourism. The city plans to relocate approximately 450,000 residents from the Inner Ring to the second, third, and fourth rings of the city and beyond. One of the most ambitious plans is the development of a new satellite city in the Baqiao District, approximately eight kilometers from Xi’an’s city center. The Xi’an local government is developing the Baqiao District into the “First Water City of the West”, complete with high-end residential properties and hotels, international convention centers and a high-tech industry center. The new urban area will be home to 900,000 middle-to-upper income residents, to firms in industries that include R&D, services and high-tech, and to the potential headquarters for the Chinese operations of multinational corporations.

Emerging as an International City

Xi’an has been designated by the PRC government to be one of three international cities in China along with Beijing and Shanghai. Thus, Xi’an’s local government has been proactive in enhancing the city’s international image by hosting world class events including the Euro-Asia Economic Forum every other year and the Formula One Powerboat World Championship. To attract international tourists, Xi’an is leveraging its famous historical and cultural significance. Xi’an has revamped its tourism infrastructure in numerous ways, including the redevelopment of the famous Terracotta Army historical park. It also has selected China’s largest construction company to build a RMB20 billion (approximately $3 billion) theme park and residential and commercial redevelopment project on the grounds of the famous Da Ming Gong Palace that was built 1,300 years ago during the Tang Dynasty. The city has also built out infrastructure to attract international travelers and, in turn, is drawing large foreign retailers. Several large retailers have entered Xi’an, including Wal-Mart, Carrefour, and Metro of Germany. Xi’an’s historic mystique and economic potential have also lured top luxury brands, including Louis Vuitton, Gucci, Prada and Versace to open outlets in the city.

Xi’an Real Estate Market

Fundamentals

During 2014, the central government continued its restrictive policies on the real estate market to tighten real estate market regulation. Most cities saw slower real estate investment, stable or reduced transaction volumes and average selling prices, and some cities experienced reduced average selling prices. Through enforcement of affordable housing investment, the central government intended to restructure the real estate market in China.

As a second-tier city, Xi’an implemented all the restrictive policies required by the central government. In 2014, the Xi’an market experienced a slow down in real estate fixed asset investment. Year-over-year growth of real estate investment in Xian was 10.4% compared to 28.6% and 24.5% in the two prior years. In September of 2014, Xi’an’s local government cancelled Xi’an’s restrictive policies but Xi’an’s real estate market did not experience significant changes.

Source: Xi’an Statistic Year Book

2014 Xi’an Market update

In 2014, the annual supply and demand ratio of Xi’an’s housing was 1.44, with supply surpassing demand in the market. The average growth rate of the market supply of Xi’an’s residential buildings was 21% from 2010 to 2013, while the market transaction volume growth suddenly curtailed in 2014. According to the Chinese Real Estate Investment Council’s research report, the newly increased supply of housing in Xi'an real estate market in 2014 reaches to 24.16 million square meters and the newly increased stock is 9 million square meters. The supply and demand of the market remains unbalanced, resulting in falling confidence in the real estate industry and increasing competitive pressures. The total inventory level and the house area per capita of Xi’an’s residential buildings remain at the top 3 of the 35 key cities, with a heavy pressure to reduce the inventory level.

Source: CRIC

Overall, the government’s restrictive policies resulted in lower transaction volumes during the year. According to E-House (China), Xi’an’s transaction volume reached 13.2 million square meters in 2014, representing a 7% increase as compared with that of 2013. The average selling price decreased by 4.4% to RMB6,588 per square meter.

Source: CRIC

Source: CRIC

2015 Xi’an Real Estate Market Outlook

The weak performance of the Xi’an’s real estate market is expected to continue in 2015 because such weak performance, in our view, is a result of an imbalance of market supply and demand, not of government policy adjustments. In 2015, the inventory of the Xi’an real estate market is projected to remain at a high level of 30 million square meters. Under the integrated influence of enterprise capacity, ancillary resources, and supply and demand opportunities, market segmentation will intensify further. Given weak demand and the pressure to reduce inventory, real estate developers have tried to lower prices to encourage sales, with an increasingly larger discount rate. Within the near future, Xi’an’s housing price has no apparent driver of growth and is expected to maintain a slow momentum, which will substantially reduce the profit margins of real estate developers. We do not expect that there will not be a fundamental change in this market trend in 2015, and the indices will remain at low levels.

City of Ankang and the Ankang Real Estate Market

Ankang city is located 260 kilometers to the south of Xi’an, has a population of over 2.6 million. Real Estate in Ankang is much less subject to restrictive policies compared with first-tier and second-tier cities. Real estate purchases in Ankang are primarily made by first-time home buyers. During 2014, the average selling price of real estate in Ankang was about RMB4,483 (US$723) per square meter, compared with RMB6,588 (US$1,062) in Xi’an. Although costs in the Ankang real estate market are relatively low, overall lower market demand still results in heavy competitive pressure.

Competitive Landscape

The real estate development business in China is organized into four levels under the structure of the “Qualification Certificate for Real Estate Development Enterprises.” The starting level is Level 4 (see table below). A company may climb the scale to participate in larger projects. However, only one level may be ascended per year. We attained Level 1 status under the Chinese Ministry of Construction licensing policy in December 2009.

	Registered Capital (in million)		Experience (years)	Developed Area (square feet)
Level 1	US$	8.06	5	3,229,173
Level 2	US$	3.22	3	1,614,586
Level 3	US$	1.29	2	538,196
Level 4	US$	0.32	1	N/A

On the national level, there are numerous Level 1 companies involved in real estate projects across China (to develop in multiple regions a Level 1 status is required). There are 180 housing and land development companies listed on the Shanghai, Shenzhen and Hong Kong Stock Exchanges. We continued to see increased competition in the Xi’an real estate market. According to CRIC, during 2014, the top 10 real estate companies accounted for 28% of the total market, compared with 30% and 34% in 2013 and 2012, respectively. In terms of housing sales volume in 2014, among these top 10 companies, seven companies are national developers while only three companies are local developers, namely, Tianlang, Hairong and Taihua, with sales volumes of RMB3.31 billion, RMB2.05 billion and RMB1.69 billion, respectively in 2014. The sales performance of most of the top ten housing companies has dropped as compared with the previous year, among which Longhu had a drop of 39.2% year-over-year, making it number one in terms of the decline rate nationwide, and the local company Hairong had a significant drop of 27.3% year-over-year. In addition, as compared with the same period last year, the total transaction amount of the top 10 companies decreased RMB2.45 billion, with the threshold amount dropping from RMB2.282 billion to RMB1.69 billion.

Our projects are located mainly in Baqiao District in the east of Xi’an. Due to the land supply volume and relatively low land price, a lot of housing enterprises operate primarily in Baqiao District. However, the supply and demand situation of the district is under significant pressure, due to the emerging urban infrastructure, which makes it difficult to attract buyers. In order to attract home buyers to a newly developed district, Baqiao projects are offered at a lower selling price and thus making the profit margin for enterprises very competitive. By December 2014, the average transacted price in East District fell to RMB5,867 per square meter. The Company adopts flexible price strategy through various promotion campaigns and provides high-quality services and products to attract customers.

Our Projects

Projects Under Construction

Project Name	Type of Projects	Actual or Estimated Construction Period	Actual or Estimated Pre-sale Commencement Date	Total Site Area (m2 )	Total Gross Floor Area (m2 )	Sold GFA by December 31, 2014 (m2)

Park Plaza I	Multi-Family residential & Commercial	Q1/2012 - Q2/2015	Q1/2013	33,339	106,003	75,500

Park Plaza II	Apartment & Commercial	Q2/2015 – Q3/2017	Q3/2015	10,000	66,155	-

Puhua Phase Two-East Region	Multi-Family residential & Commercial	Q2/2010 – Q3/2015	Q2/2010	24,059	119,311	36,928

Puhua Phase Three	Multi-Family residential & Commercial	Q2/2012 – Q2/2015	Q1/2013	30,600	129,049	81,202

Puhua Phase Four	Multi-Family residential & Commercial	Q1/2014 – Q4/2017	Q2/2014	27,800	147,775	28,303

Golden Bay A	Multi-Family residential & Commercial	Q2/2014 – Q4/2018	Q2/2015	49,374	163,343	-

Ankang Project	Multi-Family residential & Commercial	Q2/2012 – Q2/2019	Q4/2012	74,820	295,770	80,835

Golden Bay Apartment	Office building & apartment	Q1/2010 – Q2/2016	Q2/2015	13,459	16,564	-

Project Name	Total Number of Units (a)	Number of Units Sold by December 31, 2014(a)	Estimated Revenue ($ millions)	Contracted Revenue by December 31, 2014 ($ millions)	Recognized Revenue by December 31, 2014 ($ millions)

Park Plaza I	701	651	125	97	96

Park Plaza II	247	-	-	-	-

Puhua Phase Two -East Region	650	233	119	38	35

Puhua Phase Three	744	611	110	70	69

Puhua Phase Four	1,172	282	163	28	26

Golden Bay A	373	-	-	-	-

Ankang Project I	932	766	93	51	46

Golden Bay Apartment	24	-	-	-	-

a. The number of units here only includes residential units and commercial part, but excludes parking lot.

* Estimated revenue is calculated based on our reasonable estimates and may vary with market changes.

Park Plaza I: In July 2009, the Company entered into a letter of intent to acquire 44,250 square meters of land in the center of Xi’an for the Park Plaza project. In March 2011, the Company officially acquired land use rights for Park Plaza. The Company intends to develop a large mid–to-upper income residential and commercial project on this site, with a gross floor area of 106,003 square meters. The three-year construction of Park Plaza started in the first quarter 2012. We started to recognize revenue from this project in the first quarter of 2013.

Park Plaza II: The Company intends to develop an apartment and commercial project on this site, with a gross floor area of 66,155 square meters. Construction will start in the second quarter of 2015, and we expect to begin accepting pre-sale purchase agreements in the third quarter of 2015.

Puhua Project: The Puhua Project is located within the Baqiao project covers 79 acres, with a total GFA of 800,000 square meters. The project is divided into five phase for development. 278,168 square meters have completed, 396,165 square meters is under construction, and 117,237 square meters is under planning. The entire project began in 2008 and is expected to end in 2018.

Puhua Phase Two-East Region: East Region consists of eight residential buildings and three commercial buildings. Total estimated revenue of Puhua Phase Two–East Region is $119 million. Total GFA of the project is expected to reach 119,311 square meters. Construction of Puhua Phase Two–East Region started in the second quarter 2010, and we have started revenue recognition since the second quarter 2010. Puhua Phase Two – West Region was completed in the fourth quarter of 2012 and New Coast Line was completed in the fourth quarter of 2013.

Puhua Phase Three: The Puhua Phase Three project covers 30,600 square meters with a total GFA of 129,049 square meters. We started pre-sale of Puhua Phase Three during the first quarter of 2013 and started recognizing revenues based on the percentage of completion method.

Puhua Phase Four: The Puhua Phase Four project covers 27,800 square meters with a total GFA of 147,775 square meters. We started pre-sale of Puhua Phase Four during the second quarter of 2014 and started recognizing revenues based on the percentage of completion method.

Golden Bay A: The Golden Bay A project is located within the Baqiao project, with a total GFA of 163,343 square meters. The Golden Bay A project will consist of cottage, western-style house, high-rise residential as well as a commercial area. Construction has started in the second quarter of 2014, and we expect to begin accepting pre-sale purchase agreements in the second quarter of 2015. The Company has obtained the land use right from the government in November 2013.

Ankang Project: The Ankang project is located in Ankang city, which is approximately 260 kilometers south of Xi’an in China’s Shaanxi Province. The project consists of residential buildings and a commercial area. Construction started in the second quarter of 2012, and pre-sales started in the fourth quarter of 2012. Total GFA of the project is expected to reach 295,770 square meters. The project is divided into three phases for development; currently phase I is being constructed and is on sale.

Golden Bay Apartment: The Golden Bay Apartment project is located within the Baqiao project, with a total GFA of 16,564 square meters. The project is under construction, and we expect to begin accepting pre-sale purchase agreements in the second quarter of 2015.

Projects Under Planning and in Process

Project Name	Type of Projects	Estimated Construction Period	Estimated Pre-sale Commencement	Total Site Area (m2 )	Total GFA (m2)	Total Number of Units

Baqiao New Development Zone	Land Development	2009-2020	N/A	N/A	N/A	N/A

Golden Bay B	Multi-Family residential & Commercial	Q3/2016 – Q3/2019	Q1/2017	45,451	166,165	N/A

Puhua Phase Five	Multi-Family residential & Commercial	Q1/2016– Q4/2018	Q2/2016	40,300	117,237	N/A

Textile City	Multi-Family residential & Commercial	Q1/2016 – Q4/2020	Q2/2016	120,192	630,000	N/A

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

Xi’an has designated the Baqiao District as a major resettlement zone where the city expects 900,000 middle-to-upper income inhabitants to settle. The Xi’an local government intends to create a thriving commercial and residential zone similar to Pudong, Shanghai, which has provided many new economic opportunities and significant amounts of housing for Shanghai’s growing population.

The Xi’an Municipal Government plans investments of RMB50 billion (over $7.6 billion) in infrastructure in the Baqiao New Development Zone. The construction of a large-scale public wetland park is well underway. It will enhance the natural environment adjacent to CHLN’s Baqiao Project.

Through our New Land subsidiary, we sold 31 acres to another developer in 2007 and generated about $24.41 million in revenue.

In 2008, we established a joint venture with Prax Capital Real Estate Holdings Limited (“Prax Capital”) to develop 79 acres within the Baqiao Project, which will be the first phase of the Baqiao Project’s development. Prax Capital invested $29.3 million in the joint venture. As of December 31, 2012, the Company has bought out Prax Capital’s investment.

In December 2010, we signed a preliminary contract with the government disclosing our intention to acquire an additional 16 acre tract of land at Textile City. The Company has not yet acquired the land use rights because the government is clearing the land and otherwise making the land sellable. It is common practice in China for the government to clear all the existing buildings and move all existing residences prior to selling a tract of land. However, because we signed the preliminary land acquisition agreement with the government, the Company has first priority to purchase the land. We estimate that we may obtain the land use rights for this tract of land by the end of 2015.

In November 2013, the Company acquired the land of Golden Bay A projects, which were 17.5 acres.

In January 2014, the Company acquired the land of Golden Bay B projects, which were 17.1 acres.

In March 2014, the Company acquired the land of Golden Bay Apartment projects, which were 5.6 acres.

After selling 31 acres, placing 79 acres in the Puhua project and 34.6 acres in the Golden Bay project and setting aside 16 acres for Textile City, and 5.6 acres for headquarter building approximately 307 acres remain available for the Company to develop in the Baqiao area. The Company has a $16 million deposit on land use rights as of December 31, 2014. The Company intends to utilize this deposit to offset the actual acquisition price of the land use rights of the 29.7 acres for Textile City.

However, the actual acquisition price for these land use rights will be determined at the time of the actual land use right acquisition through negotiations with the government. The Company will also determine the time of acquisition of actual land use rights based on the supply and demand of the land and real estate market and its cash flow situation. In the meantime, the Company will pay for any additional amount in excess of the $16 million deposit according to the final bidding price.

Pursuant to an exclusive development right agreement, the government is obligated to sell the land to the Company.

Golden Bay B: The Golden Bay B project is located within the Baqiao Project, with a total GFA of 166,165 square meters. The Golden Bay project will consist of residential buildings as well as a commercial area. Construction will start in the third quarter of 2016, and we expect to begin accepting pre-sale purchase agreements in the first quarter of 2017. The Company has obtained the land use right from the government in January 2014. Total land contract price was $33 million (RMB 205 million).

Puhua Phase Five: Puhua Phase Five covers 40,300 square meters with a total GFA of 117,237 square meters. Construction started in the first quarter of 2016, and we expect to begin accepting pre-sale purchase agreements in the second quarter of 2016.

Textile City: The Textile City project is located within the Baqiao New Development Zone. The project consists of residential buildings and a commercial area. If the market becomes better and we have enough cash, we will obtain the Textile City land by the end of 2015. Construction is expected to start in the first quarter of 2016 and the entire project will take five years.

Major Completed Projects with Units Available for Sale

Project Name	Type of Projects	Completion Date	Total Site Area (m2 )	Total GFA (m2 )	Total Number of Units (a)	Number of Unit Sold by December 31, 2014 (a)

Puhua Phase Two-West Region and New Coastal Line	Multi-Family residential & Commercial	Q4/2013	29,093	141,031	904	899

Puhua Phase One	Multi-Family residential & Commercial	Q4/2012	47,600	137,137	850	803

JunJing III	Multi-Family residential & Commercial	Q4/2012	8,094	52,220	531	531

JunJing II	Multi-Family residential & Commercial	Q4/2009	39,524	142,214	1,215	1,211

JunJing I	Multi-Family residential & Commercial	Q3/2006	55,588	167,931	1,671	1,668

a. The number of units here only includes residential units and commercial part and excludes parking lot.

Puhua Phase One: Puhua Phase One is one of Puhua’s five phases and was completed in the fourth quarter of 2012. As of December 31, 2014, we have recognized $111 million in revenue.

Puhua Phase Two–West Region and New Coastal Line: Puhua Phase Two–West Region consists of four buildings. The region was completed in the fourth quarter of 2012 and New Coastal Line was completed in the fourth quarter of 2013. As of December 31, 2014, we have recognized $110 million in revenue.

Junjing III: Junjing III is located near our Junjing II project and the city expressway. It has a GFA of about 52,220 square meters. The project consists of three high rise buildings, each 28 to 30 stories high. The project is targeted at middle-to-high income customers who require a high quality living environment and convenient transportation to the city center. We started construction during the fourth quarter of 2010 and pre-sales began during the fourth quarter of 2011. The project was completed in the fourth quarter of 2012. As of December 31, 2014, we have recognized $53 million in revenue.

Junjing II: We started the construction of Junjing II in the third quarter of 2007 and started the pre-sale campaign in the second quarter of 2007. The project was completed in December 2009 and generated total revenue of $100.8 million.

Junjing I: 369 North Jinhua Road, Xi’an is the first “German” style residential and commercial community in Xi’an, designed by the world-famous WSP architectural firm. Its target customers were local middle income families. The project has 15 residential apartment buildings consisting of 1,671 one-to-five bedroom apartments. The project features secured parking, cable TV, hot water, heating systems, and access to natural gas. Total GFA is 167,931 square meters. Junjing I is also a commercial venture that houses small businesses serving the needs of Junjing I residents and surrounding residential communities. The project was completed in September 2006.

Sales and Marketing

Pre-Sales and Sales

In China, developers typically start to market and offer properties before construction is completed. Under PRC pre-sales regulations, property developers must satisfy specific conditions before they can pre-sell properties that are under construction. These mandatory conditions include:

•	the land premium must have been paid in full;
•	the land use rights certificate, the construction site planning permit, the construction work planning permit and the construction permit must have been obtained;
•	at least 25% of the total project development cost must have been incurred;
•	the progress and the expected completion and delivery date of construction must be fixed;
•	the pre-sale permit must have been obtained; and
•	completion of certain milestones in the construction process, which have been specified by the local government authorities, must occur.

These mandatory conditions require a certain level of capital expenditure and substantial progress in project construction before commencement of pre-sales. Developers are required to file all pre-sale contracts with the local land bureaus and real estate administrations after entering into such contracts.

We benefit from an established sales and marketing platform which is complemented by the efforts of professional third-party sales agents. As we strive to develop lasting relationships with our customers, the majority of our sales are generated by recommendations from existing customers. The new sales initiatives of our sales department generate approximately 60% of our total sales. More than 80% of our customers are first-time home buyers.

After-sale Services and Delivery

We assist customers in arranging financing as well as in various title registration procedures related to their properties. We have also set up an ownership certificate team to assist purchasers in obtaining property ownership certificates.

We closely monitor the progress of construction of our property projects and conduct pre-delivery property inspections to ensure timely delivery of a high quality product. The time frame for delivery is set out in the sale and purchase agreements we enter into with our customers and we are subject to penalty payments to the purchasers for any delays in delivery caused by us. Once a property development has been completed and has passed the requisite government inspections, we notify our customers and hand over their keys and possession of their properties.

We operate a wholly owned property management company that manages our properties and their ancillary facilities. We frequently follow-up with our customers after sale to foster good and lasting relationships as well as future recommendations.

Marketing

As of December 31, 2014, we maintain a marketing and sales force for our development projects with 24 professionals specializing in marketing and sales. We also train and use outside real estate agents to market and increase the public awareness of our products and our brand. However, we primarily let our own sales force represent our brand and our projects rather than rely on third-party brokers or agents, as we believe our own dedicated sales representatives are better motivated to serve our customers and to control the pricing and selling expenses of our properties.

Quality Control

We utilize various quality controls to ensure that our buildings and residential units meet high standards. Through our contractors, we provide customers with warranties covering the building structure as well as certain fittings and facilities of our property developments in accordance with relevant regulations. To ensure construction quality, our construction contracts contain quality warranties and penalty provisions for poor work quality. We do not allow contractors to subcontract or transfer their contractual obligations to third parties. We typically withhold 5% of the agreed construction fees for two to five years after completion of construction as a deposit against any construction quality issues. This deposit helps to incentivize contractors to deliver a quality product.

Governmental and Environmental Regulations

To date, we have been compliant with all registrations and requirements for the issuance and maintenance of all licenses required by the applicable governing authorities in China. These licenses include:

•	“Qualification Certificate for Real Estate Development” authorized by the Shaanxi Construction Bureau, effective from April 3, 2013 to December 20, 2015. License No: JianKaiQi (2006) 603. The Company has applied for renewal of the qualification and is currently awaiting approval from the government and the Company is confident it will obtain the renewal. The housing and land development process is regulated by the Ministry of Construction and authorized by the local offices of the Ministry. Each development project must obtain the following licenses:
➢	“License for Construction Area Planning” and “License for Construction Project Planning”, authorized by the Xi’an Bureau of Municipal Design; and
➢	“Building Permit” authorized by the Committee of Municipal and Rural Construction.

After construction is complete, the project must meet certain standards in order to obtain a validation certificate. These standards are regulated by the local Ministry of Construction Bureau.

Housing and land development sales companies are regulated by the Ministry of Land and Natural Resources and are authorized by the local office of the Ministry. Each project has to be authorized and must obtain a “Commercial License for Housing Sale” from the Housing security and Management Bureau.

Employees

As of December 31, 2014, we had 677 employees. All employees are full-time employees.

We believe we have a good working relationship with our employees. We are not party to any collective bargaining agreements. All employees are eligible for performance-based compensation.

ITEM 1A. RISK FACTORS

An investment in our securities is speculative and involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report before purchasing any of our securities. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties may also adversely impair our business operations. If any of the events described in the risk factors below actually occur, our business, financial condition or results of operations could suffer significantly. In such case, the value of your investment could decline and you may lose all or part of the money you paid to buy our securities.

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

The real estate market in China is susceptible to fluctuations in economic conditions. Our business substantially depends on the prevailing economic conditions in China. Changes in national and regional economic conditions, as well as local economic conditions where the Company conducts its operations and where prospective purchasers of its homes live, may result in more caution on the part of homebuyers and consequently fewer home purchases. These economic uncertainties involve, among other things, conditions of supply and demand in local markets and changes in consumer confidence and income, employment levels, and government regulations. These risks and uncertainties could periodically have an adverse effect on consumer demand for and the pricing of our homes, which could cause our operating revenues to decline. In addition, builders are subject to various risks, many of them outside the control of the homebuilder including competitive overbuilding, availability and cost of building lots, materials and labor, adverse weather conditions, cost overruns, changes in government regulations, and increases in real estate taxes and other local government fees. A reduction in our revenues could in turn negatively affect the market price of our securities.

An increase in mortgage interest rates or the unavailability of mortgage financing may reduce consumer demand for the Company’s homes.

Virtually all purchasers of our homes finance their acquisitions through lenders providing mortgage financing. A substantial increase in mortgage interest rates or unavailability of mortgage financing would adversely affect the ability of prospective homebuyers to obtain the financing they would need in order to purchase our homes, as well as adversely affect the ability of prospective upgrading homebuyers to sell their current homes. The availability of mortgage financing and mortgage interest rates are affected by central government policy directed toward the real estate industry. If mortgage financing becomes less available, demand for our homes could decline. A reduction in demand could also have an adverse effect on the pricing of our homes because we and our competitors may reduce prices in an effort to better compete for home buyers. Price reductions could result in a decline in our revenues and in our margins.

We could experience a reduction in home sales and revenues or reduced cash flows if we are unable to obtain reasonably priced financing to support our homebuilding and land development activities.

The real estate development industry is capital intensive, and development requires significant up-front expenditures to acquire land and begin development. Accordingly, we incur substantial indebtedness to finance our homebuilding and land development activities. Although we believe that internally generated funds and current borrowing capacity will be sufficient to fund our capital and other expenditures (including land acquisition, development and construction activities), the amounts available from such sources may not be adequate to meet our needs. If such sources are not sufficient, we would seek additional capital in the form of debt or equity financing from a variety of potential sources, including bank financings and securities offerings. Our ability to secure sufficient financing for land use rights acquisition and property development depends on a number of factors that are beyond our control, including market conditions in the capital markets, investors’ perception of our securities, lenders’ perception of our creditworthiness, the PRC economy and PRC government regulations that affect the availability and cost of financing for real estate companies. Furthermore, the availability of borrowed funds to be utilized for land acquisition or development and construction may decline, and, as a result, the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with new loans and this could render obtaining funds more difficult if not impossible. In turn, the failure to obtain sufficient capital to fund our planned capital and other expenditures could have a material adverse effect on our business.

We may require additional capital in the future, which may not be available on favorable terms or at all.

Our future capital requirements will depend on many factors, including industry and market conditions, our ability to successfully implement new branding and marketing initiatives and expansion of our production capabilities. We anticipate that we may need to raise additional funds in order to grow our business and implement our business strategy. We anticipate that any such additional funds may be raised through equity or debt financings. In addition, we may enter into a revolving credit facility or a term loan facility with one or more syndicates of lenders. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. Even if we are able to raise capital through equity or debt financings, as to which there can be no assurance, the interest of existing stockholders in our Company may be diluted, and the securities we issue may have rights, preferences and privileges that are senior to those of our common stock or may otherwise materially and adversely affect the holdings or rights of our existing stockholders. If we cannot obtain adequate capital, we may not be able to fully implement our business strategy, and our business, results of operations and financial condition could be adversely affected. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In addition, we have and will continue to raise additional capital through private placements or registered offerings, in which broker-dealers may be engaged. The activities of such broker-dealers are highly regulated and we cannot assure that the activities of such broker-dealers will not violate relevant regulations and generate liabilities despite our expectations otherwise.

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

We are subject to the uncertainty of the local government’s regulation and role which may adversely affect our business.

Local governments may require the Company to change relevant planning indexes in the lands already acquired or planned to acquire by the Company due to the overall changes of the city planning or newly adopted regulation or policies. It may adversely affect the total amount of available sales area and the selling price of the Company’s projects. In the meantime, our construction company has been the contractor for certain government projects and our real estate subsidiaries also sold certain properties to governments. Consequently, the governments’ cash flow situation and the change in the government’s relevant administrative role may affect the collection and realization of such sales to the governments.

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

The Company is dependent on third-party subcontractors, manufacturers, and distributors for all construction services and the supply of construction materials. Construction services or products purchased from the Company’s five largest subcontractors/suppliers accounted for 33% of the total purchases for the year ended December 31, 2014. A disruption in the supply of such services and materials will adversely affect our construction projects.

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

We are required to comply with the environmental protection laws and regulations promulgated by the national and local governments of the People’s Republic of China (“PRC” or “China”). Some of these regulations govern the level of fees payable to government entities providing environmental protection services and the prescribed standards relating to the construction projects. Although our construction technologies allow us to efficiently control the level of pollution resulting from our construction processes, due to the nature of our business, waste is unavoidably generated in such processes. If we fail to comply with any of these environmental laws and regulations in the PRC, depending on the type and seriousness of the violation, we may be subject to, among other things, warnings from relevant authorities, the imposition of fines, specific performance and/or criminal liability, forfeiture of profits made, being ordered to close down our business operations and/or suspension of relevant permits.

Our success depends on our management team and other key personnel, the loss of any of whom could disrupt our business operations.

Our future success will depend in substantial part on the continued service of our senior management, including Mr. Pingji Lu, our Chairman. The loss of the services of one or more of our key personnel could impede implementation of our business plan and result in reduced profitability. We do not carry key person life or other insurance for any of our officers or employees. Our future success will also depend on the continued ability to attract, retain and motivate highly qualified technical sales and marketing customer support personnel. Because of the rapid growth of the economy in the PRC, competition for qualified personnel is intense. We cannot ensure that we will be able to retain our key personnel or that we will be able to attract, assimilate or retain qualified personnel in the future.

We are subject to risks relating to litigation filed by or against us, and adverse litigation results may harm our business and financial conditions.

We have been, and may in the future be, a party to litigation and other proceedings filed by or against us, including shareholder litigation. We cannot predict the adverse results in such litigation and other proceedings that may harm our business, financial conditions and reputation.

The recognition of our real estate revenue and costs relies upon our estimation of total project sales value and cost.

We recognize our real estate revenue based on the percentage of completion method depending on the estimated project construction period. Under this method, revenue and costs are calculated based on an estimation of total project costs and total project revenue, which are revised on a regular basis as the work progresses. Any material deviation between the actual and the estimated total project sales and costs may result in an increase, a reduction or an elimination of reported revenues or costs from period to period, and, as a result, such deviations could have an impact on our net income of the fiscal year reported.

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

We do not have insurance coverage against potential losses or damages with respect to our properties before their delivery to customers, nor do we maintain insurance coverage against liability from tortious acts or other personal injuries on our project sites. Although we require our contractors to carry insurance, we believe most of our contractors do not comply with this requirement. Our contractors may not be sufficiently insured themselves or have the financial ability to absorb any losses that arise with respect to our projects or pay our claims. In addition, there are certain types of losses, such as losses due to earthquakes, which are currently uninsurable in China. We have property insurance that cover the under construction properties and fixed-assets. While we believe that our practice is in line with the general practice in the PRC property development industry, there may be instances when we will have to internalize losses, damages and liabilities because of the lack of insurance coverage, which may in turn adversely affect our financial condition and results of operations.

We may fail to obtain, or may experience material delays in obtaining necessary government approvals for any major property development, which could adversely affect our business.

The real estate industry is strictly regulated by the PRC government. Property developers in China must abide by various laws and regulations, including rules promulgated by local governments to enforce these laws and regulations. Before commencing, and during the course of, development of a property project, we need to apply for various licenses, permits, certificates and approvals, including land use rights certificates, construction site planning permits, construction work planning permits, construction permits, pre-sale permits and completion acceptance certificates. We need to satisfy various requirements to obtain these certificates and permits. To date, we have not encountered serious delays or difficulties in the process of applying for these certificates and permits, but we cannot ensure that we will not encounter serious delays or difficulties in the future. In the event that we fail to obtain the necessary governmental approvals for any of our major property projects, or a serious delay occurs in the government’s examination and approval progress, we may not be able to maintain our development schedule and our business and cash flows may be adversely affected. We may forfeit land to the PRC government if we fail to comply with procedural requirements applicable to land grants from the government or the terms of the land use rights grant contracts.

According to the relevant PRC regulations, if we fail to develop a property project according to the terms of the land use rights grant contract, including those relating to the payment of land premiums, specified use of the land and the time for commencement and completion of the property development, the PRC government may issue a warning, may impose a penalty or may order us to forfeit the land. Specifically, under current PRC law, if we fail to commence development within one year after the commencement date stipulated in the land use rights grant contract, the relevant PRC land bureau may issue a warning notice to us and impose an idle land fee on the land of up to 20% of the land premium. If we fail to commence development within two years, the land will be subject to forfeiture to the PRC government, unless the delay in development is caused by government actions or force majeure. Even if the commencement of the land development is compliant with the land use rights grant contract, if the developed general floor area on the land is less than one-third of the total general floor area of the project or the total capital invested is less than one-fourth of the total investment of the project and the suspension of the development of the land continues for more than one year without government approval, the land will also be treated as idle land and be subject to penalty or forfeiture. We cannot assure you that circumstances leading to significant delays in our development schedule or forfeiture of land will not arise in the future. If we forfeit land, we will not only lose the opportunity to develop the property projects on such land, but may also lose all past investments in such land, including land premiums paid and development costs incurred.

As a public company, we are required to comply with the reporting obligations of the Exchange Act and Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to comply with these reporting obligations or if we fail to maintain adequate internal controls over financial reporting, our business, results of operations and financial condition could be materially adversely affected.

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

Risk Relating to the Residential Property Industry in China (Since commercial property is not our core business, we mainly focus on the risk relating to residential property.)

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

The PRC Enterprise Income Tax Law and its implementation rules provide that PRC withholding tax at the rate of 10% will generally be applicable to dividends derived from sources within the PRC and received by non-PRC enterprise shareholders. Similarly, gains derived from the transfer of shares by such shareholders are also subject to PRC enterprise income tax if such gains are regarded as income derived from sources within the PRC. We are a U.S. holding company and substantially all of our income may come from dividends we receive from our subsidiaries, primarily those located in China. If the dividends we pay to our stockholders, or the gains our non-PRC stockholders may realize from the transfer of our common shares are to be treated as PRC-sourced income, 10% PRC withholding tax will be imposed.

In addition, because there remains uncertainty regarding the interpretation and implementation of the PRC Enterprise Income Tax Law and its implementation rules, it is uncertain whether, if we are regarded as a PRC resident enterprise, any dividends to be distributed by us to our non-PRC stockholders would be subject to any PRC withholding tax. Hence we cannot assure you that such dividends will continue to be exempt from PRC income tax law. If we are required under the PRC Enterprise Income Tax Law to withhold PRC income tax on our dividends payable to our non-PRC corporate stockholders, your investment in our common shares may be materially and adversely affected.

We may rely principally on dividends and other distributions on equity paid by our PRC subsidiaries to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC subsidiary to pay dividends to us could have a material adverse effect on our ability to conduct our business.

We are a holding company, and we may rely principally on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements, which include the funds necessary to pay dividends and other cash distributions to our stockholders and to service any debt we may incur. In the future, if our PRC subsidiaries incur debt on their own behalf, the instruments governing the debt may restrict their abilities to pay dividends or make other distributions to us.

Under PRC laws and regulations, our PRC subsidiaries, as foreign-invested enterprises in the PRC, may pay dividends only out of their accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund certain statutory reserve funds, until the aggregate amount of such fund reaches 50% of its registered capital. At its discretion, it may allocate a portion of its after-tax profits based on PRC accounting standards to staff welfare and bonus funds. These reserve funds and staff welfare and bonus funds are not distributable as cash dividends.

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

The residential property industry in the PRC is still in a relatively early stage of development. Although demand for residential property in the PRC has been growing rapidly in recent years, such growth is often coupled with volatility in market conditions and fluctuation in property prices. It is extremely difficult to predict how much and when demand will develop, as many social, political, economic, legal and other factors, most of which are beyond our control, may affect the development of the market. The level of uncertainty is increased by the limited availability of accurate financial and market information as well as the overall low level of transparency in the PRC, especially in second-tier cities which have lagged in progress in these aspects when compared to first-tier cities.

The lack of a liquid secondary market for residential property may discourage investors from acquiring new properties. The limited amount of property mortgage financing available to PRC individuals may further inhibit demand for residential developments.

We face intense competition from other real estate developers.

The property industry in the PRC is highly competitive. In the second-tier cities in which we operate, local and regional property developers are our major competitors, and an increasing number of large state-owned and private national property developers have started entering these markets. Many of our competitors, especially the state-owned and private national property developers, are well capitalized and have greater financial, marketing and other resources than we have. Some also have larger land banks, greater economies of scale, broader name recognition, a longer track record and more established relationships in certain markets. In addition, the PRC government’s recent measures designed to reduce land supply further increased competition for land among property developers.

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

In July 2006, the Ministry of Construction, the Ministry of Commerce, the NDRC, the PBOC, the State Administration for Industry and Commerce and the SAFE issued Opinions on Regulating the Entry and Administration of Foreign Investment in Real Property Market, which impose significant requirements on foreign investment in the PRC real estate sector. For instance, these opinions set forth requirements for registered capital of a foreign invested real property enterprise as well as thresholds for a foreign-invested real property enterprise to borrow domestic or overseas loans. In addition, in May 2007, the Ministry of Commerce and SAFE jointly issued the Notice on Further Strengthening and Regulating the Approval and Supervision of Foreign Investment in Real Estate Market, which requires, a foreign-invested real property enterprise approved by local authorities to register such approvals with the Ministry of Commerce.

Adopting the PRC government’s restrictive regulations and measures to curtail overheating of the property sector could increase our operating costs, limit our access to capital resources or even restrict our business operations. We cannot be certain that the PRC government will not issue additional and more stringent regulations or measures, which could further slow down property development in China and adversely affect our business and prospects.

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

In line with industry practice, we provide guarantees to PRC banks with respect to loans procured by the purchasers of our properties for the total amount of such mortgage loans. Such guarantees expire upon the completion of the registration of the mortgage with the relevant mortgage registration authorities. If there are changes in laws, regulations, policies, and practices that would prohibit property developers from providing guarantees to banks in respect of mortgages offered to property purchasers and as a result, banks would not accept any alternative guarantees by third parties, or if no third party is available or willing in the market to provide such guarantees, it may become more difficult for property purchasers to obtain mortgages from banks and other financial institutions during sales and pre-sales of our properties. Such difficulties in financing could result in substantially lower rates of sales and pre-sales of our properties, which would adversely affect our cash flow, financial condition, and results of operations. We are not aware of any impending changes in laws, regulations, policies or practices that will prohibit such practices in China. However, there can be no assurance that such changes in laws, regulations, policies or practices will not occur in China in the future.

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

The PRC government may issue further restrictive measures in the future.

We cannot assure you that the PRC government will not issue further restrictive measures in the future. The PRC government’s restrictive regulations and measures could increase our operating costs in adapting to these regulations and measures, limit our access to capital resources or even restrict our business operations, which could further adversely affect our business and prospects.

An increase in interest rates will increase our customers’ mortgage financing, which may further adversely affect the real estate market in the PRC.

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

The economy of China has been changing from a planned economy to a more market-oriented economy. In recent years, the Chinese government has implemented measures emphasizing the utilization of market forces for economic reforms, the reduction of state ownership of productive assets and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in China are still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over China’s economic growth through the allocation of resources, the control of payments of foreign currency-denominated obligations, the setting of monetary policy and the provision of preferential treatment to particular industries or companies.

Capital outflow policies in China may hamper our ability to remit income to the United States.

The PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive all of our revenue in RMB. Under our current corporate structure, our U.S. holding company may rely on dividend payments from our PRC subsidiaries to fund any cash and financing requirements we may have. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval from the State Administration of Foreign Exchange (“SAFE”) by complying with certain procedural requirements. Therefore, our PRC subsidiaries are able to pay dividends in foreign currencies to us without prior approval from SAFE by complying with certain procedural requirements. However, approval from or registration with appropriate government authorities is required where RMB is to be converted into a foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. This could affect the ability of our PRC subsidiaries to obtain foreign exchange through debt or equity financings, including by means of loans or capital contributions from us. In the future, the PRC government may also at its discretion restrict access to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currencies to satisfy our foreign currency demands, we may not be able to pay dividends in foreign currencies to our stockholders.

Restrictions on currency exchange may limit our ability to utilize our revenues effectively.

The majority of our revenues and operating expenses are denominated in Renminbi. The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Pursuant to the Foreign Currency Administration Rules, promulgated on January 29, 1996 and amended on January 14, 1997, and various regulations issued by SAFE and other relevant PRC government authorities, Renminbi is freely convertible only to the extent of current account items, such as trade-related receipts and payments, interest and dividends. Capital account items, such as direct equity investments, loans and repatriation of investments, require the prior approval from SAFE or its local branch for conversion of Renminbi into a foreign currency such as U.S. dollars, and remittance of the foreign currency outside the PRC. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiaries to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy its foreign currency-denominated obligations. Currently, each of our PRC subsidiaries and affiliates may purchase foreign exchange for settlement of “current account transactions,” including payment of dividends to us and payment of license fees and service fees to foreign licensors and service providers, without the approval of SAFE. However, approval from the SAFE or its local branch is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses, such as the repayment of loans denominated in foreign currencies.

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

Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making dividend payments on our common shares or for other business purposes and the U.S. dollar appreciates against the RMB, the value of the U.S. dollar equivalent we could receive on conversion would be reduced. Any significant devaluation of the Renminbi may reduce our operation costs in U.S. dollars but may also reduce our earnings in U.S. dollars. In addition, the depreciation of significant U.S. dollar-denominated assets could result in a charge to our income statement and a reduction in the value of those assets.

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

Foreign Exchange Risk

The majority of the Company’s revenues and expenses were denominated primarily in RMB while the common stocks are traded in U.S. dollars. Therefore, fluctuations in currency exchange rates could have an impact on our financial conditions. Although in general, our exposure to foreign exchange risks should be limited, the value of your investment in our common stocks will be affected by the foreign exchange rate between U.S. dollars and RMB. We do not believe that we currently have any significant direct foreign exchange risk and have not hedged exposures denominated in foreign currencies or any other derivative financial instruments.

It may be difficult to effect service of process and enforcement of legal judgments upon our Company and our officers and directors because some of them reside outside the United States.

As our operations are presently based in China and our directors and officers reside outside the United States, service of process on our directors and officers may be difficult to effect within the United States. Also, substantially all of our assets are located outside the United States and any judgment obtained in the United States against us may not be enforceable outside the United States. Moreover, our PRC counsel has advised us that the PRC does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of court judgments. In order to minimize this risk of non-enforcement, we have appointed Pingji Lu, our Chairman and Chief Executive Officer, as our agent to receive service of process in any action against our Company in the United States.

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

It will be extremely difficult to establish jurisdiction and enforce liabilities against our officers, directors and assets based in China. Because some of the Company’s executive officers and directors, including the chairman of the Board of Directors, are Chinese citizens, it may be difficult, if not impossible, to obtain jurisdiction over these persons in the event a lawsuit is initiated against us and/or our officers and directors by a stockholder or group of stockholders in the United States. Also, because the majority of our assets are located in China, it would also be extremely difficult to access those assets to satisfy an award entered against the Company in a United States court.

Interpretation of PRC laws and regulations involves uncertainty.

Our core business is conducted within China and is governed by PRC laws and regulations. The PRC legal system is based on written statutes, and prior court decisions can only be used as a reference. Since 1979, the PRC government has promulgated laws and regulations in relation to economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, with a view to developing a comprehensive system of commercial law, including laws relating to property ownership and development. However, due to the fact that these laws and regulations have not been fully developed, and because of the limited volume of published cases and the non-binding nature of prior court decisions, interpretation of PRC laws and regulations involves a degree of uncertainty. Some of these laws may be changed without being immediate publication or may be amended with retroactive effect. Depending on the government agency or how an application or case is presented to such agency, we may receive less favorable interpretations of laws and regulations than our competitors, particularly if a competitor has long been established in the locality of, and has developed a relationship with such agency. In addition, any litigation in China may be protracted and result in substantial costs and a diversion of resources and management attention. All of these uncertainties may cause difficulties in the enforcement of our land use rights, entitlements under our permits and other statutory and contractual rights and interests.

We may face judicial corruption in the PRC.

Another obstacle to foreign investment in the PRC is corruption. There are no assurances that we will be able to obtain recourse, if desired, through the PRC’s comparably poorly developed and sometimes corrupt judicial systems.

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

Our executive officers and directors and principal stockholders together beneficially own 47.46% of the voting power of our outstanding voting capital stock. These stockholders will be able to influence the composition of our Board of Directors, will retain the voting power to influence matters requiring stockholder approval and will continue to have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market prices for their shares of our common stock.

Our common stock could be considered to be a “penny stock.”

Our common stock could be considered to be a “penny stock” if it meets one or more of the definitions in Rule 3a51-1of the Securities Exchange Act of 1934, as amended. An equity security will be considered a “penny stock” unless it meets one of several possible criteria, including, but not limited to: (i) the stock trades at a price of $5.00 per share or more; (ii) it is traded on a “recognized” national exchange that has certain specific listing standards, such as the NASDAQ; or (iii) is issued by a company with net tangible assets of at least $2.0 million, if in business more than a continuous three years, or that has average revenues of at least $6.0 million for the past three years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

As of March 26, 2015, our stock is quoted on the NASDAQ Stock Market and has a price of $0.39 per share.

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

Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stocks.” Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to: (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

The dilutive effect of future issuances of securities may have an adverse impact on a stockholder’s proportionate ownership interest.

The existing stockholders do not have preemptive rights in any securities issued in the future. The rights of existing stockholders may be diluted by any such issuance. The issuance of shares of our securities in additional capital raising transactions may dilute, and thereby reduce, each existing stockholder’s proportionate ownership interest in our securities.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of our restricted stock in the public marketplace could reduce the price of our common stock.

From time to time, some of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations. The SEC adopted amendments to Rule 144 which became effective on February 15, 2008. Under these amendments, a person who has beneficially owned restricted shares of our common stock or warrants for at least six months would be entitled to sell their securities provided that (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding, a sale and (ii) we are subject to the Exchange Act periodic reporting requirements for at least 90 days before the sale.

Persons who have beneficially owned restricted shares of our common stock or warrants for at least six months but who are our affiliates at the time of, or at any time during the three months preceding, a sale, would be subject to additional restrictions, under which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

•	1% of the total number of securities of the same class then outstanding; or
•	the average weekly reported volume of trading of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale; or
•	the average weekly reported volume of trading pursuant to an effective transaction reporting plan or an effective national market system plan during the four-week period preceding the filing of a notice on Form 144 with respect to the sale.

Provided, in each case, that we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale.

Such sales both by affiliates and by non-affiliates must also comply with the manner of sale, current public information and notice provisions of Rule 144.

Our securities may be delisted.

On December 22, 2014, we received a letter from the Staff of the Listing Qualifications Department of NASDAQ indicating that for the last 30 consecutive business days, the closing bid price of the Company’s common stock has been below $1.00 per share, the minimum closing bid price required by the continued listing requirements of NASDAQ, as set forth in Listing Rule 5550(a)(2). The notice does not otherwise impact the Company’s listing on NASDAQ at this time.

In accordance with Listing Rule 5810(c)(3)(A), the Company was granted 180 calendar days, or until June 22, 2015, to regain compliance with the Rule (the “Compliance Period”). To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days, during the Compliance Period.

If the Company does not regain compliance with the rule by June 22, 2015, NASDAQ will provide written notification to the Company that its common stock may be delisted. However, the Company would qualify for an additional 180 calendar day period from June 22, 2015 to regain compliance, if, at the end of the Compliance Period, the Company meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market, with the exception of the bid price requirement, and provides written notice to NASDAQ of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

There is no assurance as to the price at which the Company’s common stock will trade. Delisting from The NASDAQ Capital Market may have a negative impact upon the level of trading activity in our common stock and may cause a decrease in the value and an increase in the volatility of our stock price. Failing to stay listed on The NASDAQ Capital Market will also make it more difficult for the Company to raise additional capital and for investors to sell their shares of our common stock. The Company intends to actively monitor the bid price for its common stock during the Compliance Period, and the Company’s board of directors is actively considering its available options to regain compliance with the continued listing requirements, including the possible execution of a reverse stock split.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

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

Our principal executive office is located at No.1008 Liuxue Road Baqiao District Xi’an China. The following states the area of our completed properties.

Segment	Location	Subsistence area (m [2] )
Properties for Lease Purpose	Xi’an City	20,095

Properties for Company Use and Management Purpose	Xi’an City	10,708

Total		30,813

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Other than as disclosed below, we are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on business, financial condition or operating results.

Pope Litigation

CHLN and certain of its directors are named as defendants in a lawsuit filed in the District Court for Clark County, Nevada, originally captioned Pope Asset Management, LLC v. China Housing & Land Development, Inc., Case. A-14-711495-B (filed on December 23, 2014). The plaintiffs in the case are Pope Asset Management, LLC and Pope Investments II, LLC (collectively, “Plaintiffs”).

The original lawsuit alleged that CHLN negligently or intentionally misrepresented to its shareholders information regarding various real estate development transactions and ongoing projects. The lawsuit also alleges that the directors of CHLN breached their fiduciary duties and took part in a civil conspiracy as a result of a number of purported transactions involving CHLN. The original complaint sought economic and special damages, costs, interest, and attorneys’ fees, as well as the appointment of a receiver. None of the individual defendants were served with the original complaint, and none of them have appeared in the action.

On December 30, 2014, Plaintiffs filed a motion for a preliminary injunction and appointment of a receiver. CHLN filed an opposition to the motion, and Plaintiffs filed a reply brief. On January 29, 2015, the Nevada District Court continued any hearing on Plaintiffs’ motion for a preliminary injunction and appointment of a receiver, and no hearing date on that motion has been set.

On January 20, 2015, CHLN moved to dismiss the claims asserted against it. That motion was fully briefed and argument was heard on February 18, 2015. In addition, on January 28, 2015, Plaintiffs filed a motion for leave to serve the individual defendants by publication. That motion was fully briefed and argument on that motion also was heard on February 18, 2015. On March 4, 2015, the Nevada District Court granted CHLN’s motion to dismiss in part, dismissing Plaintiffs’ claims for a self-styled derivative action, negligent misrepresentation, and fraud/intentional misrepresentation, but declining to dismiss the claim for appointment of a receiver. The Court granted Plaintiff leave to amend its complaint. The Court also denied Plaintiffs’ motion for leave to serve the individual defendants by publication.

On March 20, 2015, Plaintiffs filed an amended complaint. The amended complaint is a derivative complaint purportedly brought on behalf of CHLN, and names as defendants two CHLN directors, Pingji Lu and Jing Lu. The amended complaint asserts a claim for breach of fiduciary duty and for civil conspiracy against the individual defendants based on the same core allegations in the original complaint. The amended complaint also asserts a claim for appointment of a receiver for nominal defendant CHLN. The amended complaint seeks an order declaring that making a demand on the Company’s Board would have been futile; declaring that the individual defendants breached their fiduciary duties; awarding a judgment against the individual defendants; ordering the disgorgement of all profits, benefits and other compensation obtained by the individual defendants as a result of their alleged fiduciary breaches; and awarding Plaintiffs their costs and fees in connection with the action. The individual defendants have not been served with the amended complaint and have not appeared in the action.

CHLN believes the allegations in the lawsuit are without merit and intends to defend against them vigorously.

Shareholder litigation

CHLN and its directors were named as defendants in four putative class action lawsuits filed in the District Court, Clark County, Nevada arising out of a proposed going-private transaction announced by CHLN on August 25, 2014: Parshall v. China Housing & Land Development, Inc., Case No. A-14-706514-B; Watson v. China Housing & Land Development, Inc., Case No. A-14-706538-C; Cianfroccs v. China Housing & Land Development, Inc., Case No. A-14-707010-B; and Farkas v. China Housing & Land Development, Inc., Case No. A-14-707282-B. Each of these lawsuits alleged that the directors of CHLN breached their fiduciary duties in connection with their approval of the going-private transaction and disclosures made in connection with the transaction, and each asserted a claim against CHLN for allegedly aiding and abetting the directors’ alleged breach of their fiduciary duties. The lawsuits sought an order enjoining CHLN from consummating the going-private transaction, damages, and attorney’s fees. The lawsuits were consolidated into a single action captioned In re China Housing & Land Development, Inc. Stockholder Litigation, Case No. A-14-706514-B. On November 3, 2014, CHLN announced that it was terminating the proposed going-private transaction. On December 11, 2014, the plaintiffs voluntarily dismissed the consolidated action without prejudice. That same day, the Court entered a stipulated order dismissing without prejudice the claims asserted in the consolidated action.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock has traded on The NASDAQ Capital Market, the principal market for CHLN securities, under the symbol CHLN since May 16, 2008. The following table shows, for the periods indicated, the high and low trading prices of our common stock as reported by the National Quotation Bureau, Inc., from the first quarter of 2013 through December 31, 2014. Prior to May 16, 2008, our stock traded on the OTCBB market.

High & Low Stock Price	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2014
High	2.45	2.45	1.73	1.52
Low	2.04	1.73	1.45	0.48
2013
High	1.66	2.58	2.78	3.07
Low	1.24	1.54	1.63	1.84

As of December 31, 2014, there were approximately 143 stockholders on record of our common stock, excluding stockholders who have their shares held in street name (by their stock brokerage firms).

Dividends: We have not paid any dividends during the past two years.

ITEM 6. SELECTED FINANCIAL DATA

Summary of operations

(US$ in thousands, except per share amounts)

	2014	2013
Total revenue	$138,728	$190,035
Cost of sales	131,222	146,209
Selling, general, and administrative expenses	17,434	16,969
Stock-based compensation	1,136	1,376
Financing expenses	5,456	7,317
Other expenses	28	400
Net income	(21,450)	11,755
Net earnings (loss) per common share – Basic	(0.62)	0.33
Net earnings (loss) per common share – Diluted	(0.62)	0.33

Financial data

(US$ in thousands, except per share amounts)

	2014	2013
Total Assets	$626,529	$619,493
Total shareholders’ equity	110,501	137,323
Basic weighted average shares outstanding	34,662	35,128
Diluted weighted average shares	34,662	35,128

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-K that are not historical facts are “forward-looking statements” that can be identified by the use of terminology such as estimates, projects, plans, believes, expects, anticipates, intends, or the negative or other variations of those words, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, as statements contained in this Form 10-K reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products, and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation: our ability to attract and retain management, and to integrate and maintain technical information and management information systems; our ability to raise capital when needed and on acceptable terms and conditions; the intensity of competition; and general economic conditions. All written and oral forward-looking statements made in connection with this Form 10-K that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP, which requires us to make judgments, estimates and assumptions that affect (i) the reported amounts of our assets and liabilities, (ii) the disclosure of our contingent assets and liabilities at the end of each reporting period and (iii) the reported amounts of revenues and expenses during each reporting period. We continually evaluate these estimates based on our own experience, knowledge and assessment of current business and other conditions and our expectations regarding the future based on available information and reasonable assumptions, which together form our basis for making judgments about matters that are inherently uncertain. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application.

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

Effect of Change in Estimated Total Contract Sales and Costs

Revisions in estimated gross profit margins related to revenue recognized under the percentage of completion method are made in the period in which circumstances requiring the revisions become known. During 2014, real estate development projects with gross profits recognized in 2013 had changes in their estimated gross profit margins. As a result of these changes of gross profit, net income for the year ended December 31, 2014 decreased by $8,096,290 (2013 – decreased by $512,003) or basic and diluted earnings per share for the year ended December 31, 2014 decreased by $0.23 and $0.23, respectively (2013 – decreased by $0.015 and $0.015 in both basic and diluted earnings per share).

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

The Company evaluates the carrying value of real estate held for development or sale for impairment based on real estate market price and expected cash flow on the Company’s real estate assets. Any excess of cost over fair market value is recorded as impairment. Write-downs of real estate costs deemed impaired would be recorded as adjustments to the cost of real estate sales. An impairment charge of $7,877,400 has been made and recorded in cost of real estate sales in the consolidated statement s of operations in 2014 (2013 – $nil). The impairment was specifically related to parking lots built where the expected selling price is lower than the cost of the inventory.

The following table summarizes the components of real estate inventories as of December 31, 2014 and December 31, 2013:

	2014	2013
Real estate projects completed and held for sale
JunJing I	$1,610,480	$1,842,556
JunJing II	81,277
Gangwan	9,600	9,839
JunJing III	802,364	1,284,724
Puhua Phase I	6,608,809	7,128,395
Puhua Phase II West Region and New Coast Line	5,504,913	7,643,245
Real estate completed and held for sale	14,617,443	17,908,759

Real estate projects held for development
Puhua Phase II, III, IV and V	98,207,424	92,388,308
Park Plaza	59,308,044	72,536,513
Golden Bay	150,562,541	77,997,482
Jiyuan	29,784,510	21,835,276
Golden Bay Apartment	14,529,266	-
Other	7,074,741	6,629,575
Construction Materials	-	178,899
Real estate held for development	359,466,526	271,566,053

Total real estate held for development or sale	$374,083,969	$289,474,812

Intangible Assets

Intangible assets consist of the following as at December 31, 2014 and 2013:

	2014	2013
Development right acquired (a)	$52,048,246	$53,345,648
Land use rights acquired (b)	8,786,279	8,878,924
Construction license acquired (c)	1,213,321	1,243,565
	62,047,845	63,468,137
Accumulated amortization	(38,485,894)	(21,014,664)
Intangible assets, net	$23,561,951	$42,453,473

(a)	The development right for 487 acres of land in Baqiao Park was obtained from the acquisition of New Land in fiscal 2007. The intangible asset has a finite life. The development right will expire on June 30, 2016.

The Company acquired the land use right for the remaining parcel of Golden Bay project and recorded amortization of $12,553,872 during the first quarter of 2014 and capitalized this amount in the real estate held for development or sale. The Company also acquired the land use right for the Company’s head office and certain future resident project and recorded amortization of $5,222,987 during the second quarter of 2014. $2,121,055 was capitalized in the Company’s buildings and improvements and $3,101,932 in the real estate held for development or sale include in year end.

$12,553,872 of the total $17,756,854 amortization recorded; was calculated by multiplying the $33,092,754 remaining carrying value of the development right immediately before this amortization by 37.94%, the percentage of profit expected to be realized from acquiring the land use right through the utilization of the development right over the total expected profit from acquiring land use rights through the utilization of the development right.

$5,222,987 of the amortization recorded in the second quarter of 2014 was calculated by multiplying the $20,977,221 remaining carrying value of the development right immediately before this amortization by 24.90%, the percentage of profit expected to be realized from acquiring the land use right through the utilization of the development right over the total expected profit from acquiring land use rights through the utilization of the development right.

Upon the acquisition of Puhua’s land use right in 2009, the Company recorded a $4,665,592 amortization on the development right and capitalized the amount in the real estate held for development or sale. The capitalized amortization amount is expensed as part of the cost of real estate sales as Puhua recognizes its real estate sales revenues under the percentage of completion method. During the years ended December 31, 2014 and 2013, $394,677 and $602,581 of amortized development right capitalized in the Puhua project were expensed through cost of real estate sales, respectively.

(b)	The land use right was acquired through the acquisition of Suodi. The land use right certificate will expire in November 2048. The Company amortizes the land use right over 39 years starting from the date of acquisition. For the year ended December 31, 2014, the Company has recorded $223,197 (2013 – $224,185) amortization expense on land use right. The amortization was included in selling, general and administrative expenses. For the next five years, the Company will amortize approximately $220,000 annually on the land use right.

(c)	The construction license was acquired through the acquisition of Xinxing Construction. The construction license, which is subject to renewal every five years, is not amortized and has an indefinite estimated useful life because management believes it will be able to continuously renew the license in future years. The license is subject to renewal on January 1, 2016.

The Company evaluates its intangible asset for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Based on the discounted estimated future cash flows, the Company will record a write-down for impairments if the discounted cash flows are over the carrying value of the intangible asset.

No impairment write-down was recognized for December 31, 2014 and 2013.

Deposits on land use rights

	2014	2013

Deposits on land use rights	16,136,415	59,155,165

The deposits on land use rights are for the land in Baqiao area and Textile City.

The Company conducts regular reviews of its deposits on land use rights. After review and assessment, the Company concluded that there were no significant decreases in market prices and therefore no impairment write-downs were required.

Income producing properties

The total rental income (cash inflow) from leasing the Tsining JunJing I commercial retail property was $0.93 million (RMB5.7 million) during 2014 compared with $0.8 million (RMB5.1 million) during 2013. Based on the $0.93 million (2013-$0.9 million) of net cash receipts in 2014, it will take the Company approximately 15 years to recover the $15 million (RMB63 million) carrying value of the asset. There was no cash outflow in connection with the maintenance and repair of the property. The annual amortization of this property is $0.4 million (non-cash item) per year over 30 years.

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

During the fourth quarter of 2012, we sold 7,367 square meters of JunJing I commercial property for $14.9 million (RMB94.3 million). The carrying value of the sold property was only $8.5 million (RMB52.8 million). Therefore, we believe there is no impairment for the commercial property. The remaining commercial property has a GFA of 5,371 square meters, with a carrying value of $6.4 million (RMB38.5 million). The market selling price of properties like Tsining, JunJing I commercial retail property was much higher than its cost when we reclassified it from inventory to fixed assets. Thus, our assessment does not show any impairment to the carrying value of the property.

We are also generating income from other income producing properties

Material trends and uncertainties that may impact our continuing operations

Changes in national and regional economic conditions, as well as local economic conditions where we conduct our operations and where prospective purchasers of our homes live, may result in more caution on the part of homebuyers and consequently fewer home purchases. According to CRIC the average residential sale price in Xi’an city was stable in the fiscal year ended December 31, 2014. The average selling price of residential decreased by 4.4% to RMB6,588 (US$1,072) per square meter over 2013.

In recent years, China’s GDP growth rate has slowed down, with the year 2014 dropping to the lowest level in the last 20 years. Given the lack of economic growth motivation, China’s economy has slowed down from an annual average growth rate of nearly 10% for the last decade to the current “new normal trend” of 7%-7.5%, exhibiting a further risk of overall economic stagnation. In the meantime, the growth rate of development and investment in real estate has slumped significantly, with a further falling tendency. The market transaction volume in all tiers of cities in China has declined obviously under huge market pressure and increasingly intense competition environment.

As negatively affected by the government’s tight regulatory policy in recent years, the financing environment for real estate development enterprises in China has been challenging. The collection of receivables for real estate enterprises has dropped continuously. As a result of the slow market sales, real estate enterprises face a relatively heavy capital pressure. It is expected that the government will broaden the money supply by using tools such as rate cuts and reserve ratio cuts. However, the government would also encourage more funds to flow to the real economy by way of “window guidance,” and more funds would flow to the stock markets. In addition, the consistent tightening of credit policies on the real estate industry nationwide has resulted in credit sources flowing to large enterprises, making it difficult for small and medium real estate enterprises even to survive.

The weak performance of the real estate market is mainly the result of an imbalance of market supply and demand, besides government policy and financing factors. In recent years, the real estate market supply has remained at a high level, with no increase in the market transaction volume. The adverse balance between supply and demand has been broadened continuously with a record high inventory level, reflecting a drop of the supply and demand ratio of the overall market. Meanwhile, the labor force representing the major demand of the housing market has declined, resulting in a consistently weak demand. Under the pressure of cash flow and inventory reduction, the real estate enterprises have to lower prices to encourage sales, and hence create an increasingly higher discount rate and face a significant drop in profits.

On the one hand, the real estate enterprises adopt the intense price competition strategy resulting in an increasingly higher discount rate, but on the other hand the construction cost has increased continuously. In light of the financing difficulty, high debt ratio and high inventory level of the Company, real estate enterprises will continue to strengthen its promotion efforts, stick to the policy of “cash is of paramount importance,” expand sales and mitigate risks.

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

As of December 31, 2014, we had $33,223,126 of cash, compared to $21,320,071 as of December 31, 2013, an increase of $11,903,055.

The real estate market situation of Xi’an in 2015 is not clear yet. Based on the data of January and February of 2015, the market remains weak and deteriorating, with rigorous conflicts between supply and demand that deepened industrial crisis. With the ongoing development of new projects and continuous low sales, coupled with the successive expiration of rigid debts and certain mandatory contributions required by the government, the Company is facing a heavy cash flow pressure in 2015. In addition, the Company is facing also faces a huge challenge of the financing difficulty faced by small and medium real estate enterprises. In 2015, the Company will strengthen its financing efforts, endeavor to obtain more financing, and try all kinds of possibilities to ensure its proper operation and vigorous development.

CONSOLIDATED OPERATING RESULTS

Fiscal Year Ended December 31, 2014 Compared with 2013

Revenues

Our revenues are primarily derived from the sale of residential and commercial units in western China, mainly in Xi’an and the surrounding area. We also perform infrastructure work for the local government as well as preliminary land development projects.

The revenues from our real estate sales in the year ended December 31, 2014, decreased 27.64% to $115.2 million from $159.2 million as compared to 2013. We believe the primary reasons for the decrease were the continuously deteriorating imbalance between supply and demand and the intensifying fierce competition. Our Park Plaza project and Puhua Phase three and Ankang Project continued serving as main revenue contributors during the year.

Revenues by project:	2014	2013
US$
Project Under Construction

Puhua Phase Two – East Region	$15,140,533	$13,097,087
Puhua Phase Three	27,872,219	39,854,198
Puhua Phase Four	7,185,354	-
Park Plaza	34,527,741	62,565,846
Ankang Project	27,986,226	18,148,162
Projects Completed
Puhua Phase Two – West Region and NCL	1,024,059	21,450,765
JunJing III	802,147	(125,247)
Puhua Phase One	389,765	3,136,488
JunJing II	(154,247)	488,825
JunJing I	433,310	587,239
Other Projects	-	19,500
Revenues from the Sale of Properties	$115,207,107	159,222,863

The following table summarizes details of our most significant projects:

	2014	2013
US$
Project Under Construction
Puhua Phase Two – East Region contract sales	$14,778,705	$14,024,668
Revenue	15,140,533	13,097,087
Total GFA available for sale	119,311	119,311
GFA sold during the period	13,790	12,819
Remaining GFA available for sale	53,218	671,008
Percentage of completion	86%	83.2%
Percentage GFA sold during the period	12%	10.7%
Percentage GFA sold to date	55%	43.8%
Average sales price per GFA	$1,072	$1,094

Puhua Phase Three contract sales	$14,361,758	$55,969,912
Revenue	27,872,219	39,854,198
Total GFA available for sale	129,049	129,049
GFA sold during the period	15,949	66,753
Remaining GFA available for sale	46,347	62,296
Percentage of completion	83%	65%
Percentage GFA sold during the period	12%	51.7%
Percentage GFA sold to date	64%	51.7%
Average sales price per GFA	$900	$838

Park Plaza Phase I contract sales	$27,203,336	$69,848,825
Revenue	23,390,421	62,565,846
Total GFA available for sale	106,002	107,060
GFA sold during the period	25,057	56,617
Remaining GFA available for sale	30,503	56,617
Percentage of completion	99.81%	83.2%
Percentage GFA sold during the period	24%	47.1%
Percentage GFA sold to date	71%	47.1%
Average sales price per GFA	$933	$1,385

Ankang Project contract sales	$16,844,746	$32,452,191
Revenue	27,986,226	18,148,162
Total GFA available for sale	243,152	124,919
GFA sold during the period	24,808	52,493
Remaining GFA available for sale	165,851	72,426
Percentage of completion	83%	41.4%
Percentage GFA sold during the period	10%	42%
Percentage GFA sold to date	32%	42%
Average sales price per GFA	$679	$618

Puhua Phase IV contract sales	$23,390,421	$-
Revenue	7,185,354	-
Total GFA available for sale	147,775	147,775
GFA sold during the period	28,215	-
Remaining GFA available for sale	119,560	147,775
Percentage of completion	21%	-
Percentage GFA sold during the period	19%
Percentage GFA sold to date	19%	-
Average sales price per GFA	$829	$-

Revenues from projects under construction

Puhua Project: The Puhua Project is located within the Baqiao project covers 79 acres, with a total GFA of 800 thousand square meters. The project is divided into five phase for development, 278,168 square meters have completed, 396,165 square meters is under construction, and 117,237 square meters is under planning. The entire project began in 2008, and is expected to end in 2018.

Puhua Phase Two-East Region: East Region consists of eight residential buildings and three commercial buildings. Total estimated revenue of Puhua Phase Two – East Region is $119 million. Total GFA of the project is expected to reach 119,311 square meters. Construction of Puhua Phase Two-East Region started in the second quarter 2010, and we have started revenue recognition since the second quarter 2010. Puhua Phase Two – West Region was completed in the fourth quarter of 2012 and New Coast Line was completed in the fourth quarter of 2013.

Puhua Phase Three: The Puhua Phase Three project covers 30,600 square meters with a total GFA of 129,049 square meters. We have started pre-sale of Puhua Phase Three during the first quarter of 2013 and started recognizing revenues based on the percentage of completion method.

Puhua Phase Four: The Puhua Phase Four project covers 27,800 square meters with a total GFA of 147,775 square meters. We have started pre-sale of Puhua Phase Four during the second quarter of 2014 and started recognizing revenues based on the percentage of completion method.

Park Plaza: In July 2009, the Company entered into a letter of intent to acquire 44,250 square meters of land in the center of Xi’an for the Park Plaza project. In March 2011, the Company officially acquired land use rights for Park Plaza. The Company intends to develop a large mid–to-upper income residential and commercial project on this site, with a gross floor area of 106,003 square meters. The three-year construction of Park Plaza started in the first quarter 2012. We started to recognize revenue from this project in the first quarter of 2013.

Ankang Project: The Ankang project is located in Ankang city, which is approximately 260 kilometers south of Xi’an in China’s Shaanxi Province. The project consists of residential buildings and a commercial area. Construction started in the second quarter of 2012, and pre-sales started in the fourth quarter of 2012. Total GFA of the project is expected to reach 243,152 square meters. The project is divided into three phases for development; currently phase I is being constructed and is on sale.

Revenues from projects completed

During 2014, we recognized 2,495,034 in revenue from completed projects compared with $25,557,570 in the same period of 2013. We believe the primary reasons for the decrease were that the number of completed projects in 2014 has not increased compared with 2013 while the completed projects sold in 2014 were the remaining projects in previous years.

Other Revenue

Other income includes property management fees, rental income, revenues from the disposal of fixed assets as well as construction income. We recognized $23.5 million in other income for the year ended December 31, 2014, compared with $30.8 million in 2013. The 19% decrease is detailed in the following table:

40

	2014	2013
Interest income (a)	$4,126,913	$7,349,363
Rental income	925,811	922,414
Tangdu compensation	612,911	0
Income from property management services	5,431,179	3,937,088
Construction contract income	12,178,195	18,547,162
Miscellaneous income	245,943	55,867
Total	$23,520,952	$30,811,894

(a)	Interest revenue was mainly generated from the deposits amount of $100.6 million we made for the USD loan from several banks, as such deposits amount is the restricted cash that we provide as security to our USD loan.

Cost of real estate sales

The cost of properties and land for the year ended December 31, 2014 decreased 8% to $114.2 million compared with $124.2 million in the same period of 2013. The main reason for this decline is the decrease in sales and the increased price of construction cost.

Gross profit and profit margin

Gross profit for the year ended December 31, 2014 was $7.5 million, representing a decrease of 82.9% from $43.8 million in the same period of 2013. The gross profit margin for the year ended December 31, 2014 was 1% compared with 23.1% in the same period of 2013, representing a 22% decrease.

The intense real estate market competition in Xi’an as a whole has resulted in a big pressure on real estate enterprises. According to a report by E-house, at the end of 2014, the inventory of Xi’an residential buildings reached a historically high level of 30,000,000 square meters, ranking No. 3 among 35 cities in China, which would need nearly 2 years to digest. The inventory-to-sales ratio has been 24.7, ranking No. 5, and consequently, the supply and demand relationship has deteriorated continuously. Under these challenges, the Company sticks to the strategy of “cash is of paramount importance”, promptly adjust its target sales volume and target gross margin, promote the sales of certain parking spaces and adopt promotions plans to promote the sales, such as price cuts, and thus resulting in losses of gross profits.

Revisions in estimated gross profit margins related to revenue recognized under the percentage of completion method are made in the period in which circumstances requiring the revisions become known. During 2014, real estate development projects with gross profits recognized in 2013 had changes in their estimated gross profit margins. As a result of these changes in gross profit margins, net income for the year ended December 31, 2014 decreased by $8 million (2013 - decreased by $0.5 million;) or basic and diluted earnings per share for the year ended December 31, 2014 decreased by $0.23 and $0.23, respectively (2013 – decreased by $0.015 and $0.015 in both basic and diluted earnings per share). Also due to these revisions, an impairment charge of $8 million was recorded in cost of real estate sales which further decreased the margin.

Selling, general and administrative expenses

SG&A for the year ended December 31, 2014 increased 2.74 % to $17.43 million from $17 million in the same period of 2013. The increase was primarily due to increased advertising and selling expenses during 2014. The ratio of SG&A to total revenues for the year increased to 12.57% in 2014 from 8.93% in 2013. The increase in the ratio of SG&A to total revenue was primarily due to the decrease in revenue.

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

The Company also issued common stock to directors and managements as compensation for their services. The common stock was valued based on the closing price of the shares on the grant date.

Compensation expense for stock options and common stock issued is recognized over the vesting period. During the year ended December 31, 2014, compensation expense was $1,136,304 compared with $1,375,857 in the same period of 2013. The expense was recognized in the consolidated statements of income.

Other expenses

Other expenses consist mainly of late delivery settlements and maintenance costs and other miscellaneous expenses. Other expenses in the year ended December 31, 2014 decreased 93% to $28,235 compared with $400,247 in the same period of 2013.

Loss from disposal of property and equipment

The loss from disposal of property was $563,710 in 2014 compared with a loss of $1,107,212 in 2013. During the year of 2014, the loss was due to dispose an expired sales facility.

Financing expense

Interest expense for the year ended December 31, 2014 decreased 25% to $5.46 million from $7.3 million for the year ended December 31, 2013. Currently most of the Company’s loans are for development purpose which have been capitalized. The financial expense primarily mainly includes the interest paid for the USD loans. The decrease of the financial expense is due to the repayment of a few loans.

Provision of income taxes

The provision for current income taxes for the year ended December 31, 2014 was $1.2 million compared with $5 million for the year ended December 31, 2013. The decrease was mainly due to the decrease in operating income from business operations.

Bad debt expenses

The construction in excess of billing may become uncollectible as the Company has not reached final agreement with the government for unbilled amount. Therefore the entire balance of $5 million has been put into allowance.

Gain on extinguishment of loan

Gain on extinguishment of loan for the year is $2 million (2013 – Nil). During the year, the Company has extended the remaining balance of $20 million (RMB 120 million) loan with XinYing from August 7, 2014 to August 7, 2015 with revised consulting fee terms. The present value of the future cash flow under the new terms with the original effective interest rate was compared to the present value of the loan under original terms, the difference is more than 10% which resulted to accounting for the change as an extinguishment of the loan. The excess of carrying value of the loan over the reacquisition price of the debt of $2 million is recorded as a gain. The revision in terms of the loan is accounted for as an extinguishment of loan and a gain of $2 million were recognized as a result.

Net income

Net income for the year ended December 31, 2014 decreased 282% to $21.45 million of loss from $11.75 million of income in the same period of 2013. The decrease of net income is mainly decrease in sales and sales price, revisions in estimated gross profit margins, and allowance of bad debt which caused the reduction of net income.

Basic and diluted (loss) earnings per share (“EPS”) attributable to China Housing & Land Development, Inc.

Basic EPS attributable to China Housing & Land Development, Inc. was ($0.62) for the year ended December 31, 2014, compared to $0.33 in the same period of 2013. Diluted EPS attributable to China Housing & Land Development, Inc. was ($0.62) for the year ended December 31, 2014, compared to $0.33 for 2013. The number of shares outstanding did not change significantly from year to year.

Common shares used to calculate basic and diluted EPS attributable to China Housing & Land Development, Inc.

The weighted average shares outstanding used to calculate basic EPS attributable to China Housing & Land Development, Inc. was 34,661,736 shares in the year ended December 31, 2014 and 35,127,877 shares in the same period of 2013. There are no shares with anti-dilutive effect since the Company is in a loss position in 2014. The decrease of common shares was due to the cancel of the shares of the Company buyback program during 2014.

Foreign Exchange

The Company operates in China and the functional currency is the RMB but the reporting currency is the U.S. dollar, based on the exchange rates of the two currencies. The fluctuation of the exchange rate during 2014 and the same period of 2013, when translating the operating results and financial positions at different exchange rates, created the accrued gain (loss) on foreign exchange. The loss on foreign exchange for the year ended December 31, 2014 was $5,871,713, compared with a gain of $6,546,790 in 2013.

Cash flow discussion

There was a net cash inflow of $12,963,356 for the year ended December 31, 2014, compared with a cash inflow of $13,462,206 during the same period of 2013.

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

The ratio of receivables to sales was 29% as of December 31, 2014 and 26% as of December 31, 2013. The change in ratio of receivables to sales does not represent the deterioration in the credit quality of our receivables or a change in our revenue recognition policies. In general, the Company does not recognize revenues until all permits including pre-sales permits are obtained. Other than the down payments made by customers upon the signing of the sales agreements, most of the balances from the sales are receivable through mortgage financings. Usually, the mortgage approval process ranges from two to six months, depending on the bank’s credit limit and customer credit worthiness. Account receivables are determined by bank mortgage approval process. The longer the banks take to approve customer mortgages, the greater our account receivables are.

Debt leverage

Total debt consists of loans payable and loans from employees. Total debt outstanding as of December 31, 2014 was $323.5 million compared with $300.7 million in 2013. The increase resulted from CHLN obtaining additional loans.

Net debt outstanding (total debt less cash and cash equivalents and restricted cash) as of December 31, 2014 was $199.9 million compared with $161.8 million as of December 31, 2013. The increase of debt is due the new borrowing from loans from Bank of Communications and LUSO International bank and Xi’an Xinxing Days Hotel & Suites Co., Ltd.

Liquidity and capital resources

Our principal liquidity demands are based on the development of new properties, property acquisitions, and general corporate endeavors.

As of December 31, 2014, we had $33,223,127 of cash compared with $21,320,071 of cash as of December 31, 2013, an increase of $11.9 million. Along with progress in projects, we expect to see positive cash inflows from these internally generated cash flows, which can be used to repay our debt and to fund part of our projects.

Our ordinary payments such as construction costs, selling and administration expenses are funded by payments and deposits from our real estate sales as well as financing, and our land acquisition costs are mainly funded through financing. The Company has several ongoing projects in 2015, including Ankang, Park Plaza I, Park Plaza II, Puhua Phase Two-East Region, Puhua Phase Three, Puhua Phase Four, Puhua Phase Five, Golden Bay A and Golden Bay Apartment projects and we expect the deposits and payments from the pre-sales and sales of these projects will be a significant funding source for our operations and up-coming obligations. The Company also borrows from Days Hotel, our management employees, and some related and unrelated funding companies to fund our daily operations and other obligations. With the above arrangements, we will be able to meet all our financial obligations over the next 12 months.

The real estate market situation of Xi’an in 2015 is not clear yet. Based on the data of January and February, the market remains weak and deteriorating, with rigorous conflicts between supply and demand, an increasingly intense competition and a huge pressure for real estate enterprises. With the ongoing development of new projects and continuous low sales, coupled with the successive expiration of rigid debts and certain mandatory contributions required by the government, the Company is facing a big cash flow pressure in 2015. However, the consistent tighting of credit policies on the real estate industry nationwide has resulted in a relatively poor credit environment, with more funds flowing to the real economy. Moreover, given that more funds would flow to the stock markets, it is hard for real estate enterprises to obtain financing. In the meantime, credit sources have flown to large enterprises, making it more difficult for small and medium real estate enterprises to raise funds, creating a huge challenge for the Company. In 2015, the Company will strengthen its financing efforts, endeavor to obtain more financing, and try all kinds of possibilities to ensure its proper operation and vigorous development.

According to our preliminary 2015 business plan which is subject to approval of the board, the total cash inflow for the whole year will be approximately $237 million (RMB1.47 billion) and total cash outflow will be approximately $234 million (RMB1.45 billion) with a net cash inflow of approximately US$3 million (RMB20 million). The cash inflow includes cash generated from sales and financing from banks and fund companies. Despite the trend of decreasing operating cash flows, we expect the operating cash flow of the Company will improve during 2015 with the sale of more Puhua project. Ankang project and Park Plaza units and with the commencement of our Golden Bay project. Under the plan, the Company expects to incur new borrowings amounting to RMB450 million while repaying RMB600 million in loans. The plan was made at the beginning of the year and is adjusted throughout the year according to actual performance results. None of the additional borrowings will violate any of our debt covenants.

The majority of the Company’s revenues and expenses were denominated primarily in RMB, the currency of the PRC. There is no assurance that exchange rates between the RMB and the U.S. dollar will remain stable. The Company does not engage in currency hedging. Inflation has not had a material impact on the Company’s business.

NASDAQ Listing Matters

As discussed above under “Item 1A—Risk Factors,” on December 22, 2014, we received a letter from NASDAQ informing us that the closing bid price of its common stock has been below $1.00 per share for a period of 30 consecutive trading days, which is outside the requirements of NASDAQ for continued listing. Under NASDAQ Listing Rule 5810(c)(3)(A), we have a grace period of 180 calendar days, or until June 22, 2015, in which to regain compliance with the minimum bid price rule. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this grace period. If we do not regain compliance before June 22, 2015, we may be eligible for an additional grace period if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market, with the exception of the bid price requirement, and the Company provides written notice to NASDAQ of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

We will continue to monitor the bid price for our common stock and will consider various options available to us if our common stock does not trade at a level that is likely to regain compliance. There can be no assurance, however, that we will be able to regain compliance prior to June 22, 2015, if at all, or that we will otherwise continue to satisfy other NASDAQ listing criteria. The delisting of our common stock would significantly affect the ability of investors to trade our common stock and negatively impact the liquidity and price of our common stock. In addition, the delisting of our common stock could materially adversely impact our ability to raise capital on acceptable terms.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements that are material or reasonably likely to be material to our financial condition or results of operations.

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

All future payments required under the various agreements are summarized below:

	Payment due by period
Commitments and Contingencies	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	After 5 years
Operating leases	$-	-	-	-	-	-	-
Consulting fees	1,218,021	1,218,021	-	-	-	-	-
Land use rights	16,117,074	16,117,074	-	-	-	-	-
Total	$17,335,095	17,335,095	-	-	-	-	-

Financial obligations

As of December 31, 2014, we had total bank loans of $294 million with a weighted average interest rate of 9.78%.

Our mortgage debt (total bank loans) is secured by the assets of the Company and corporate guarantees of Tsining, Puhua and the Company.

Loans payable

Loans payable represent amounts due to various banks, related parties and private fund companies and are due within two years. These loans generally can be renewed with the banks when they mature. Loans payable at December 31, 2014 and 2013 consisted of the following:

	2014	2013
Construction Bank of China
Annual interest is 105% of People’s Bank of China prime rate (6.30%). The loan is secured by the Park Plaza Phase I project and land use right. The loan is due on May 29, 2016. The loan is also subject to certain repayment requirements based on percentage of sales contracts signed over total estimated sales amount of Park Plaza Phase I. $2.25 million ( RMB14 million) was repaid subsequent to year end.	$19,662,831	$28,907,941

Bank of China, Macau Branch
Originally due on December 16, 2013 and extended to December 16, 2015, annual interest is based on three-month LIBOR (“LIBOR”) rate plus 2.5%, and the loan is also subject to a 1.3% handling fee making effective interest rate 3.8%, The three-month LIBOR rate at December 31, 2014 was 0.2457% (2013- 0.2442%), secured by $32,234,149 (RMB200 million) of restricted cash.	31,000,000	31,000,000

Bank of Communication offshore branch (1)
Due on November 13, 2015, annual rate is 2.9%, it is subject to a 0.3% handling fee, making effective interest rate of 3.2% secured by $36,263,917 (RMB225 million) of restricted cash.	30,000,000	30,000,000

Bank of China, Singapore Office
Due November 22, 2014, annual interest is based on three-month LIBOR rate plus 1.55%. and secured by $32,234,419 (RMB200 million) of restricted cash. The loan was fully repaid on November 23, 2014 and all restricted cash has been released.	-	31,800,000

LUSO International Bank (1) The Company signed an agreement for a line of credit of $9.7 million with LUSO International Bank. The amount that can be withdrawn is limited to 97% of the restricted cash secured for the line of credit. The total amount was due on March 27, 2015. As of December 31, 2014, the Company has drawn $7,761,153 from the line of $9.7 million which is 96% of $ 8,058,537 (RMB50 million) restricted cash secured. Annual interest is based on the twelve-month LIBOR rate plus 2.7%. The twelve-month LIBOR rate at December 31, 2014 was 0.6044% (2013 - 0.5795%).	7,761,153	7,761,153

LUSO International Bank (2) The Company signed an agreement for a line of credit of $34 million with LUSO International Bank. The amount that can be withdrawn is limited to 100% of the restricted cash secured for the line of credit. The total amount is due on November 4, 2015, the Company has drawn $9,816,500 from the line and is 98% of $10,013,538 (RMB62 million) restricted cash secured. Annual interest is based on the twelve-month LIBOR rate plus 2.7%. The twelve-month LIBOR rate at December 31, 2014 was 0.6044% (2013 - 0.5795%).	9,816,500	-

Xi’an Xinxing Days Hotel & Suites Co., Ltd. (“Days Hotel”) (Note 24)
There are several loans from Days Hotel, including: $6,930,342 (RMB43 million) due on January 8, 2015 and 1,128,195 (RMB7 million) due on January 9, 2015, both of which had been extended to January 9, 2016 subsequently. $241,757 (RMB1.5 million) due on January 17, 2015. $644,683 (RMB4 million) due on February 19, 2015, $483,512 (RMB3 million) due on March 6, 2015, $386,810 (RMB2.4 million) due on March 10, 2015, $161,171 (RMB1 million) due on March 16, 2015, and $644,683 (RMB4 million) due on March 19, 2014. All of these had their repayment date extended to April 30, 2015 subsequently. $1,128,195 (RMB7 million) is due on April 26, 2015; $805,854 (RMB5 million) is due on May 13, 2015; $8,058,537 (RMB50 million) is due on June 13, 2015. $161,171 (RMB1 million) is due on April 1, 2015 $18,212,294 (RMB113 million) is due on June 13, 2015, $1,611,707 (RMB10 million) is due on November 4, 2015, and $1,772,878 (RMB11 million) is due on November 26, 2015. $2,738,903 (RMB17 million) of the loan has an annual interesting rate of 15% and the other $39,631,886 (RMB245 million) has an annual interest rate 20%.	42,371,789	19,905,182

Shanghai XinYing Fund, LLC (“XinYing”)
Originally due on August 7, 2014, annual interest is 9.6% with effective annual interest 27.16%, secured by 100% ownership of Xinxing Construction’s shares, corporate guarantee from Tsining, Puhua, and the Company. The repayment terms of $2,417,561 (RMB 15 million) have been extended to June 1, 2015 and $15,311,221 (RMB 95 million) due on August 7, 2015 with revised consulting fees. The revision in terms of the loan is accounted for as an extinguishment of loan and $2,390,343 is recognized as a gain on extinguishment of the loan on the consolidated statement of operations. The new loan has annual interest rate of 9.6% and an effective interest rate of 23.65%.	17,728,782	21,474,470

Shenzhen Qianhai Dinghui Equity Investment Fund Partnership (“Dinghui”)
On March 22, 2013, the Company received $40,292,686 (RMB250 million) from Dinghui to fund the acquisition of the land use rights for the Company’s Golden Bay project and/or other construction. The loan is due on March 5, 2015 with an annual interest rate of 20%.

In March 2014, the Company borrowed an additional $16,117,074 (RMB100 million). The loan will be used to acquire the land use rights for the Company’s headquarters. The loan is due on March 22, 2015 with an annual effective interest rate of 20%.

The Company repaid a total of $32.2 million (RMB200 million) and extended the maturity date of $24.2 million (RMB150 million) of the loan to June 30, 2015 subsequent to the year end.

In previous years, the Company transferred 49% of Fangzhou’s common shares to Dinghui as security for the loan. Subsequent to year end, the 49% Fangzhou’s common shares were transferred back to the Company. The collaterals for both loan amounts were the land use rights of Golden Bay land B and the Golden Bay Apartment.	56,409,760	41,297,058

Bank of Communications
Annual interest is 120% of the People’s Bank of China prime rate (6.00%). The loan is secured by Puhua Phase III project and land use rights. The repayment schedule is as follows. June 20, 2015 - $4,835,122 (RMB60 million); and December 20, 2015 - $16,117,074 (RMB100 million); December 20, 2016 - $3,223,415 (RMB20 million). The loan is also subject to certain repayment terms based on percentage of sales contracts signed over total estimated sales of Puhua Phase III. The Company repaid a total of $8.05 million (RMB50 million) subsequent to year end.	24,175,611	33,037,646

Bank of Communications
Annual interest is 130% of the People’s Bank of China prime rate (6.00%). The loan is secured by Puhua Phase IV project and land use right. The loan is due on June 3, 2017. The loan is also subject to certain repayment terms based on percentage of sales contracts signed over total estimated sales of Puhua Phase IV.	14,505,368	-

Bank of Xi’an, Weilai Branch Annual interest is 130% of the People’s Bank of China prime rate (6.00%). The loan is secured by a portion of the Puhua Phase II project and land use rights. The loan is due on April 24, 2015. The loan is also subject to certain repayment requirements based on percentage of sales contracts signed over total estimated sales amounts of Puhua Phase II.	17,728,782	29,733,882

Bank of Communication Offshore Branch (2) Due on March 17, 2016, annual interest is based on six-month LIBOR rate plus 2.8% and the loan is also subject to a 0.7% financing fee, making effective annual interest rate of 3.84%. The six-month LIBOR Rate on December 31, 2014 was 0.3443%. The loan is specifically for the retirement of the $31 million Bank of China, Singapore Branch loan. The use of the funds, is restricted by the bank until the funds are used to repay the intended loan.	22,500,000	-
Total	$293,660,576	$274,917,332

Except for the loans from Bank of China Macau Branch, LUSO International Bank and Bank of Communication offshore branch (1), which were drawn to repay mandatorily redeemable non-controlling interest in Subsidiaries and the loans from LUSO International Bank (1) and bank of Communication offshore branch (2) which will be used to repay the loans from Bank of the Singapore Branch, which were drawn to repay convertible debt, all other loans were drawn to directly finance construction projects and the interest paid was capitalized and allocated to various real estate construction projects or expensed if the interest costs did not meet the capitalization criteria.

The $36 million of restricted cash that was due last year, corresponds to a $30 million loan from Bank of Communications offshore branch, the $32 million of restricted cash corresponds to a $31 million loan from Bank of China, Macau Branch, $10 million of restricted cash corresponds to a $9.82 million loan and $8 million of restricted cash corresponding to a $7.76 million loan from LUSO International Bank. These borrowings were incurred in Hong Kong to repay certain loans that were due, however the majority of the Company’s cash resided in mainland China and to wire funds from mainland China to Hong Kong is subject to foreign exchange restrictions imposed by the PRC government. Thus, in order for us to repay our Hong Kong and overseas counterparties, the Company had to utilize the special lending facilities provided by major PRC banks and foreign financial institutions (i.e., JP Morgan and Bank of China) to allow the Company to borrow outside of mainland China using cash we have in mainland China as guarantees.

The loans payable balances were secured by certain of the Company’s real estate held for development or sale and land use rights with a carrying value of $398,636,841 at December 31, 2014 (2013 - $151,078,309). No buildings or income producing properties and improvements were pledged as at December 31, 2014. The weighted average interest rate on loans payable as at December 31, 2014 was 9.78% (2013 – 8.7%).

The loans from Bank of Xi’an, Weilai Branch, Construction Bank of China and Bank of Communication are subject to certain repayment terms based on certain percentage of units sold in Puhua Phase II, Park Plaza projects and Puhua Phase III and IV. Based on these repayment terms, Bank of Xi’an, Weilai Branch, Construction Bank of China and Bank of Communication can demand repayment of all remaining balances outstanding at any time.

The principal repayment requirements over the following two years are as follows:

Due in 1 year	$256,655,208
1 – 2 years	37,005,367
$293,660,575

Liquidity expectation

The real estate market situation of Xi’an in 2015 is not clear yet and the Company is facing large cash flow pressure in 2015. However, the consistent tighting of credit policies on the real estate industry nationwide has resulted in a relatively poor credit environment, with more funds flowing to the real economy. Moreover, given that more funds would flow to the stock markets, it is hard for real estate enterprises to obtain financing. In the meantime, credit sources have flown to large enterprises, making it more difficult for small and medium real estate enterprises to raise funds, creating a huge challenge for the Company. In 2015, the Company will strengthen its financing efforts, endeavor to obtain more financing, and try all kinds of possibilities to ensure its proper operation and vigorous development

The majority of the Company’s revenues and expenses were denominated primarily in RMB. There is no assurance that exchange rates between the RMB and the U.S. dollar will remain stable. The Company does not engage in currency hedging. Inflation has not had a material impact on the Company’s business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is subject to the following market risks, including but not limited to:

General Real Estate Risk

There is a risk that the Company’s property values could go down due to general economic conditions, a weak market for real estate generally or changing supply and demand.

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

ITEM 8 FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China Housing & Land Development, Inc., and subsidiaries

We have audited the accompanying consolidated balance sheets of China Housing & Land Development, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of China Housing & Land Development, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Housing & Land Development, Inc. as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Signed:

MNP LLP
Mississauga, Canada
March 29, 2015

CHINA HOUSING & LAND DEVELOPMENT, INC., AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31, 2014 and 2013

	2014	2013
ASSETS
Cash	$33,223,127	$21,320,071
Cash - restricted	90,328,084	117,534,900
Accounts receivable, net of allowance for doubtful accounts of $579,926 and $594,382, as of 2014 and 2013, respectively	33,041,324	41,158,998
Construction in excess of billing, net of allowance of $5,532,777 and $ nil, respectively.	-	2,106,975
Other receivables, prepaid expenses and other assets, net	9,377,150	7,188,153
Real estate held for development or sale	374,083,969	289,474,812
Property and equipment, net	43,383,002	36,281,168
Advances to suppliers	1,033,359	697,823
Deposits on land use rights	16,136,415	59,155,165
Intangible assets, net	23,561,951	42,453,473
Goodwill	1,922,053	1,969,964
Deferred financing costs	438,926	151,585
Total assets	$626,529,360	$619,493,087
LIABILITIES
Accounts payable	$75,845,987	$59,400,262
Advances from customers	35,172,506	45,441,402
Accrued expenses	21,842,922	17,439,541
Income tax payable	24,280,260	24,534,095
Other taxes payable	9,318,119	7,139,870
Other payables	11,692,913	12,755,824
Loans from employees	29,819,381	25,759,453
Loans payable	293,660,575	274,917,332
Deferred tax liability	14,395,327	14,782,118
Total liabilities	516,027,990	482,169,897
SHAREHOLDERS’ EQUITY
Common stock: $0.001 par value, authorized 100,000,000 shares; issued 34,800,558 and 35,849,204, respectively	34,800	35,849
Additional paid in capital	52,483,510	51,347,620
Treasury stock at cost; 0 shares and 351,480 shares, respectively		(2,400,288)
Statutory reserves	11,700,198	11,535,242
Retained earnings	24,046,687	48,696,878
Accumulated other comprehensive income	22,236,176	28,107,889
Total shareholders’ equity	110,501,371	137,323,190
Total liabilities and shareholders’ equity	$626,529,360	$619,493,087

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC., AND SUBSIDIARIES

Consolidated Statements of Operations

For The Years Ended December 31, 2014 and 2013

	2014	2013
REVENUES
Real estate sales	$115,207,107	$159,222,863
Other revenue	23,520,952	30,811,894
Total revenues	138,728,059	190,034,757

COST OF REVENUES
Cost of real estate sales	114,214,971	124,152,403
Cost of other revenue	17,006,602	22,056,802
Total cost of revenues	131,221,573	146,209,205

Gross margin	7,506,486	43,825,552

OPERATING EXPENSES
Selling, general, and administrative expenses	17,433,892	16,968,686
Stock-based compensation	1,136,304	1,375,857
Other expenses	28,235	400,247
Bad debt expenses	5,532,777	-
Financing expense	5,455,689	7,317,008
Total operating expenses	29,586,897	26,061,798

Operating (loss) Income	(22,080,411)	17,763,754

Loss from disposal of property and equipment	563,710	1,107,212

Gain on extinguishment of loan	(2,390,343)	-

(Loss) income before provision for income taxes	(20,253,778)	16,656,542

Provision for current income taxes	1,241,767	5,039,240
Recovery of deferred taxes	(45,104)	(137,395)
Provision for income taxes	1,196,663	4,901,845

NET (LOSS) INCOME	$(21,450,441)	$11,754,697

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	34,661,736	35,127,877

Diluted	34,661,736	35,127,877

(LOSS) EARNINGS PER SHARE
Basic	$(0.62)	$0.33

Diluted	$(0.62)	$0.33

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC., AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

For The Years Ended December 31, 2014 and 2013

	2014	2013

NET (LOSS) INCOME	$(21,450,441)	$11,754,697

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment	(5,871,713)	6,546,790
COMPREHENSIVE (LOSS) INCOME	$(27,322,154)	$18,301,487

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT INC., AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For The Years Ended December 31, 2014 and 2013

	December 31,	December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(21,450,441)	$11,754,697
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Bad debt expense (recovery)	5,532,777	(164)
Impairment of real estate held for development or sales	7,877,400	-
Depreciation	2,497,495	2,598,326
Stock-based compensation	1,136,304	1,375,857
Loss on disposal of property and equipment	563,710	1,107,212
Amortization of intangible assets	18,494,694	13,498,819
Recovery of deferred taxes	(45,104)	(137,395)
Gain on extinguishment of loan	(2,390,343)	-
(Increase) decrease in non-cash operating items :
Accounts receivable	7,141,930	(13,637,800)
Construction in excess of billing	(3,457,512)	(574,056)
Other receivables, prepaid expenses and other assets, net	(3,331,508)	(468,501)
Real estate held for development or sale	(101,879,665)	(70,989,071)
Advances to suppliers	(354,243)	693,807
Deposit (refund) on land use rights	42,041,487	(15,071,133)
Deferred finance costs	517,972	-
Accounts payable	17,720,963	2,834,646
Advances from customers	(7,056,543)	(5,243,032)
Accrued expenses	5,025,643	(5,274,375)
Other payables	(748,082)	1,185,307
Income and other taxes payable	2,725,370	7,572,979
Net cash used in operating activities	(29,437,696)	(68,773,877)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,824,644)	(5,793,142)
Proceeds from sale of property and equipment	4,615	654,321
Proceeds from sale of short term investment	43,607,440	-
Purchase/Sale of short term investment	(43,607,440)	-
Net cash used in investing activities	(9,820,029)	(5,138,821)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	24,601,193	(3,694,203)
Loans from banks	18,143,480	98,841,999
Loans from Days Hotel and Dinghui	31,642,982	46,269,017
Repayments on loans	(26,296,875)	(49,173,393)
Loans repayment to from employees	4,766,270	(2,902,615)
Repurchase of common stock	(635,970)	(1,966,047)
Net cash provided by financing activities	52,221,080	87,374,758

INCREASE IN CASH	12,963,355	13,462,060

Effects on foreign currency exchange	(1,060,299)	1,736,563

Cash, beginning of year	21,320,071	6,121,448

Cash, end of year	$33,223,127	$21,320,071

The accompanying notes are an integral part of these consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC., AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For The Years Ended December 31, 2014 and 2013

	Common Stock
	Shares	Par Value	Treasury stock	Additional paid in capital	Statutory reserves	Retained Earnings	Accumulated other comprehensive income	Totals
BALANCE, December 31, 2012	35,438,079	$35,438	$(434,240)	$49,972,174	$9,903,457	$38,573,966	$21,561,099	$119,611,894
Options issued for stock-based compensation	-	-	-	475,493	-	-	-	475,493
Common stock issued for services	411,125	411	-	899,953	-	-	-	900,364
Repurchase of common stock	-	-	(1,966,048)	-	-	-	-	(1,966,048)
Net income	-	-	-	-	-	11,754,697	-	11,754,697
Adjustment to statutory reserve	-	-	-	-	1,631,785	(1,631,785)	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	6,546,790	6,546,790
BALANCE, December 31, 2013	35,849,204	$35,849	$(2,400,288)	$51,347,620	$11,535,242	$48,696,878	$28,107,889	$137,323,190
Options issued for stock-based compensation	-	-	-	242,064	-	-	-	242,064
Common stock issued for services	414,000	414	-	893,826	-	-	-	894,240
Repurchase of common stock	-	-	(635,970)	-	-	-	-	(635,970)
Treasury stock cancelled	(1,462,646)	(1,463)	3,036,258			(3,034,795)
Net loss	-	-	-	-	-	(21,450,441)	-	(21,450,441)
Adjustment to statutory reserve	-	-	-	-	164,956	(164,956)	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(5,871,713)	(5,871,713)
BALANCE, December 31, 2014	34,800,558	$34,800	$-	$52,483,510	$11,700,198	$24,046,686	$22,236,176	$110,501,370

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

The accompanying consolidated financial statements include the accounts of CHLN and its subsidiaries, Xi’an Tsining Housing Development Company Inc. (“Tsining”), Xi’an New Land Development Co. (“New Land”), Manstate Assets Management Limited (“Manstate”), Success Hill Investments Limited (“Success Hill”), Puhua (Xi’an) Real Estate Development Co., Ltd. (“Puhua”), Xi’an Xinxing Property Management Co., Ltd. (“Xinxing Property”), Suodi Co., Ltd. (“Suodi”), Shaanxi Xinxing Construction Co., Ltd. (“Xinxing Construction”), Xinxing FangZhou Housing Development Co., Ltd. (“Fangzhou”), Wayfast Holdings Limited (“Wayfast”), Clever Advance Limited (“Clever Advance”), Gracemind Holdings Limited (“Gracemind”), Treasure Asia Holdings Limited (“Treasure Asia”) and Ankang JiYuan Real Estate Development Co., Ltd. (“Jiyuan”) (collectively, the “Subsidiaries”). Wayfast with its 100% subsidiary - Clever Advance and Gracemind with its 100% subsidiary - Treasure Asia were incorporated in March 2009 and they were inactive during the year ended December 31, 2014.

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

Reporting Currency and Foreign Currency Translation

As of December 31, 2014, the accounts of CHLN are maintained in their functional currency which is U.S. dollars. Except for Success Hill, whose functional currency is USD, the accounts of all other Subsidiaries are maintained in their functional currency, the Chinese Yuan Renminbi (“RMB”). The consolidated financial statements of the Company have been reported in United States (“U.S.”) dollars in accordance with the Standard on foreign currency translation. All assets and liabilities of the Subsidiaries (except Success Hill) with RMB as functional currency are translated at the exchange rate on the balance sheet date, shareholders’ equity is translated at the historical rates and the statements of operations and cash flows are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under comprehensive income as a separate component of shareholders’ equity.

Foreign exchange rates used:

	December 31, 2014	December 31, 2013
Period end RMB/U.S. Dollar exchange rate	6.2046	6.0537

Average RMB/U.S. Dollar exchange rate	6.1620	6.1481

Note 2 – Summary of Significant Accounting Policies (continued)

Revenue Recognition

Real estate sales are reported in accordance with the provisions of the Standard “Accounting for Sales of Real Estate.” Revenue from the sales of real estate properties is recognized following the percentage of completion method on the sale of individual units when all the following criteria are met:

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

Under the percentage of completion method, revenues from condominium units sold and related costs are recognized over the course of the construction period, based on the completion progress of a project. In relation to any project, revenue is determined by calculating the ratio of incurred costs, including land use right costs and construction costs, to total estimated costs and applying that ratio to the contracted sales amounts. Cost of sales is recognized by determining the ratio of contracted sales during the period to total estimated sales value and, then, applying that ratio to the incurred costs. Current period amounts are calculated based on the difference between the life-to-date project totals and the previously recognized amounts. Any losses incurred or forecast to occur on real estate transactions are recognized in the period in which the loss is first known.

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

For the Company’s self-financed sales, the Company recognizes sales based on the full accrual method provided that the buyer's initial and continuing investment is adequate according to the Standard, “Accounting for Sales of Real Estate.” The initial investment is the buyer's down-payment less the loan amount provided by the Company. Interest on these loans is amortized over the term of the loans.

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

Note 2 – Summary of Significant Accounting Policies (continued)

Real Estate Held for Development or Sale (continued)

Real estate held for development or sale is recorded at the lower of cost or fair value less costs to sell. It is subject to valuation adjustments when the carrying amount exceeds fair value. Any loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets. Estimated fair value is based on comparable sales of real estate in the normal course of business under existing and anticipated market conditions. The evaluation takes into consideration the current status of the property, various restrictions, carrying costs, costs of disposition and any other circumstances that may affect fair value, including management’s plans for the property.

These evaluations are made on a property-by-property basis as seen fit by management whenever events or changes in circumstances indicate that the net carrying value may not be recoverable.

Capitalization of Interest

In accordance with the Standard “Capitalization of Interest Cost,” interest incurred directly related to ongoing projects is capitalized to real estate held for development or sale during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete or the property becomes inactive. A project becomes inactive when development and construction activities have been suspended indefinitely. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest capitalized to real estate held for development or sale is expensed as a component of cost of real estate sales when related units are sold. All other interest is expensed as incurred.

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

Construction in Excess of Billing

Construction in excess of billing represents the excess of contract revenue recognized to date using the percentage of completion accounting method over the construction billings to date. Allowance is provided for amounts which collection is not ensured.

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

Impairment of Long-lived Assets

The Company periodically evaluates the carrying value of long-lived assets in accordance with the Standard, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal.

Deposits on Land Use Rights

Deposits on land use rights consist of deposits held by the PRC government to purchase land use rights in the Xi’an Baqiao District and other projects currently planned.

Goodwill and Intangible Assets

The Company accounts for goodwill and intangible assets in accordance with the provisions of the Standard, “Intangibles—Goodwill and Other.” Business acquisitions require the application of purchase accounting, which results in tangible and identifiable intangible assets and liabilities of the acquired entity being recorded at fair value. The difference between the purchase price and the fair value of net assets acquired is recorded as goodwill. The majority of the Company’s goodwill resulted from the acquisition of Xinxing Property in 2009 and the acquisition of Xinxing Construction in 2010. The intangible assets include a land use right acquired from the Suodi acquisition in 2010, a construction license resulting from the acquisition of Xinxing Construction in 2010, as well as a development right for 487 acres of land in Baqiao Park obtained from the acquisition of New Land in 2007.

The land use rights for the Company’s own use is amortized over its estimated useful life of 39 years.

The construction license, which is subject to renewal every five years, is not amortized and has an indefinite estimated useful life.

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

Note 2 – Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The Standard, “Disclosures about Fair Value of Financial Instruments,” defines financial instruments and requires fair value disclosures for those instruments. The standard, “Fair Value Measurements”, defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for cash, restricted cash, accounts receivable, other receivable, accounts payable, loans from employees, other payables and accrued expenses qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rates of interest. For the loans payable, the Company believes the carrying value of the loans payable approximates fair value as the interests rates are market rates.

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

Level 1	Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, listed equities and U.S. government treasury securities;

Level 2	Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as over the counter forwards, options and repurchase agreements; and

Level 3	Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value from the perspective of a market participant. Level 3 instruments include those that may be more structured or otherwise tailored to customers’ needs. At each balance sheet date, the Company performs an analysis of all instruments subject to the Standard and includes in Level 3 all of those whose fair value is based on significant unobservable inputs.

There were no assets or liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013.

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

Advertising Costs

Advertising and sales promotion costs are expensed as incurred. Advertising costs for the year ended December 31, 2014 totalled $3,234,223 (2013 - $3,542,758) and were included in selling, general, and administrative expenses in the consolidated statements of operations.

Note 2 – Summary of Significant Accounting Policies (continued)

Warranty Costs

Generally, the Company provides all of its customers with a limited (half a year to five years) warranty period for defective workmanship. Any significant material defects are generally under warranty with the Company’s construction contractors. Currently, the Company retains 5% of the total contract cost from the construction contractors for a period of one to five years after the completion of the construction. Such retention amounts will be used to pay for any repair expense incurred due to defects in the construction. Any excess amounts are expensed in the period when they occur. The Company has not historically incurred any significant litigation requiring additional specific reserves for its product offerings. As of December 31, 2014 and 2013, the Company did not recognize any warranty liability or incur any warranty costs in excess of the amount retained from construction contractors.

Income Taxes

The Company utilizes the standard, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At December 31, 2014 and 2013 the significant accounting to tax difference was related to certain intangible assets and certain real estate held for development or sale that has no corresponding tax value.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company is required to report income tax returns in the PRC jurisdictions for the Subsidiaries located in China. The Company recognizes liabilities for anticipated tax audit issues based on the Company’s estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the liabilities are no longer determined to be necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to tax expense would result.

The Company adopted the provisions of the interpretation, “Accounting for Uncertainty in Income Taxes.” on January 1, 2007. The Company did not have any material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing the interpretation. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax liability as a component of selling, general and administrative expense. As of December 31, 2014 and 2013, the Company did not have any accrued interest or penalties associated with any unrecognized tax rate differences from the federal statutory rate primarily due to non-deductible expenses, temporary differences and preferential tax treatment. No assessments of income taxes for the years end December 31, 2014 and 2013 have been received by the Company.

Basic and Diluted Loss/Earnings per Share

Loss/earnings per share are calculated in accordance with the Standard, “Earnings per share”. Basic loss/earnings per share are based upon the weighted average number of common shares outstanding. The diluted weighted average number of shares outstanding is calculated as if all dilutive options have been exercised or rested at the later of the beginning of the reporting period or date of grant, using the treasury stock method. Loss/earnings per share is computed by dividing the net loss by weighted average number of common shares outstanding during the year. Common share equivalent are excluded from the computation of diluted loss per share when their effect is anti-diluted.

Share-Based Compensation

The Company records stock-based compensation pursuant to the standard, “Share-Based Payments.” The Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes it as expense, net of estimated forfeitures, over the vesting or service period, as applicable, of the stock award using the straight-line method.

Comprehensive (Loss) Income

Comprehensive (loss) income consists of net income and foreign currency translation gains and losses affecting shareholders’ equity that, under GAAP, are excluded from net income.

Statement of Cash Flows

In accordance with the standard, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies translated at the weighted average exchange rate for the year. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Note 2 – Summary of Significant Accounting Policies (continued)

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

Accounting Principles Recently Adopted

In March 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-05, “Foreign Currency Matters (Topic 830) Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). ASU 2013-05 updates accounting guidance related to the application of consolidation guidance and foreign currency matters. This guidance resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. This guidance is effective for interim and annual periods beginning after December 15, 2013. The adoption of ASU 2013-05 did not have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). This guidance states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material impact on the Company’s consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

On April 10, 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). The guidance amends the guidance in FASB Accounting Standards Codification (FASB ASC) 205, Presentation of Financial Statements, and FASB ASC 360, Property, Plant, and Equipment, to change the definition of discontinued operations and the criteria for reporting discontinued operations and require expanded disclosures about discontinued operations. A discontinued operation may include a component or group of components of an entity, or a business or nonprofit activity. In accordance with the new guidance, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results would qualify as discontinued operations. In addition, ASU 2014-08 (a) expands the disclosure requirements for disposals that meet the definition of a discontinued operation; (b) requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations, and (c) conforms the definition of “discontinued operations” similarly to how it is defined under IFRS 5, Non-current Assets Held for Sale and Discontinued Operations. The amendments in this update are effective in the first quarter of 2015. The adoption of ASU 2014-08 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 with the intent of significantly enhancing comparability of revenue recognition practices across entities and industries. The new standard provides a single principles-based, five-step model to be applied to all contracts with customers and introduces new, increased disclosure requirements. The new standard is effective for annual and interim periods beginning on or after December 15, 2016 and may be applied on either a full or modified retrospective basis. The Company is currently assessing the impact of the new standard to the Company’s consolidated financial statements.

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

In August 2014, FASB issued ASU 2014-15 “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” with the intent of defining management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for annual and interim periods beginning on or after December 15, 2016 and may be applied on either a full or modified retrospective basis. The Company is currently assessing the impact of the new standard on its consolidated financial statements. The Company does not expect these changes to have a material impact on the Company’s consolidated financial statements.

Note 3- Restricted Cash

The following summarizes the restricted cash held by the Company:

	2014	2013

Banks’ security requirement in providing mortgages to home buyers	$2,577,788	$5,622,246
Guaranteed deposits for loans with foreign banks (Note 13)	87,536,586	111,502,057
Government regulatory fees	213,710	410,597
	$90,328,084	$117,534,900

Note 4 – Supplemental Disclosure of Cash Flow Information

Income taxes paid amounted to $583,073 and $1,368,676 for the years ended December 31, 2014 and 2013, respectively. Interest paid for the years ended December 31, 2014 and 2013 amounted to $34,485,138 and $33,963,759, respectively.

Note 5 – Real Estate Held for Development or Sale

The following summarizes the components of real estate inventories as at December 31, 2014 and 2013:

	2014	2013
Real estate projects completed and held for sale
JunJing I	$1,610,480	$1,842,556
JunJing II	81,277	-
Gangwan	9,600	9,839
JunJing III	802,364	1,284,724
Puhua Phase I	6,608,809	7,128,395
Puhua Phase II - West Region and New Coastal Line	5,504,913	7,643,245
Real estate completed and held for sale	14,617,443	17,908,759

Real estate projects held for development
Puhua Phase II, III ,IV&V	98,207,424	92,388,308
Park Plaza	59,308,044	72,536,513
Golden Bay	150,562,541	77,997,482
Jiyuan	29,784,510	21,835,276
Housing project to be sold to employees	14,529,266	-
Other	7,074,741	6,629,575
Construction materials	-	178,899
Real estate held for development	359,466,526	271,566,053

Total real estate held for development or sale	$374,083,969	$289,474,812

The Company evaluates the carrying value of real estate held for development or sale for impairment based on fair market value based on real estate market price and expected cash flow on the Company’s real estate assets. Any excess of fair market value over cost is recorded as impairment. Write-downs of real estate held for development or sale deemed impaired would be recorded as adjustments to the cost of real estate sales. An impairment charge of $7,877,400 has been made and recorded in cost of real estate sales in the consolidated statements of operations in 2014 (2013 - $nil). The impairment was specifically related to parking lots built where the expected selling price is lower than the cost of the inventory. No depreciation is provided for real estate held for development or sale.

For the year ended December 31, 2014, interest incurred by the Company was $35,979,866 (2013 - $32,877,927) and capitalized interest for the year was $30,524,177 (2013 - $25,561,346).

Note 6 – Accounts Receivable

Accounts receivable consist of the following as at December 31, 2014 and 2013:

	2014	2013
Accounts receivable	$33,621,250	$41,753,380
Allowance for doubtful accounts	(579,926)	(594,382)
Accounts receivable, net	$33,041,324	$41,158,998

Note 7 – Other Receivables, Prepaid Expenses and Other Assets

Other receivables, prepaid expenses and other assets consist of the following as at December 31, 2014 and 2013:

	2014	2013
Government reimbursement for Tangdu project (a)	$-	$208,159
Interest receivable (b)	3,954,195	3,279,886
Other receivables (c)	4,063,747	2,524,387
Allowance for doubtful receivables	(147,940)	(150,000)
Prepaid expenses	1,473,512	1,280,996
Prepaid other tax expenses	33,636	44,725
Other receivables, prepaid expenses and other assets, net	$9,377,150	$7,188,153

(a)	The amount represents government reimbursement receivable in connection with the Tangdu project land use right reacquired by the government.

(b)	Interest receivable represents interest income accrued on the restricted cash pledged as security for the loans obtained from Bank of Communications offshore branch, Bank of China Macau Branch, Bank of China Singapore branch and LUSO International Bank.

(c)	Other receivables mainly represent various deposits made to government agencies and/or utility companies as securities or guarantees during the project constructions. The amounts will be refunded when the projects are completed.

Note 8 — Property and Equipment

Property and equipment consists of the following as at December 31, 2014 and 2013:

	2014	2013
Income producing properties and improvements	$21,469,734	$22,001,568
Buildings and improvements	28,808,632	19,467,823
Electronic equipment	1,089,142	1,098,233
Vehicles	794,591	779,708
Computer software	323,578	332,879
Office furniture	904,601	969,933
Total	53,390,278	44,650,144
Accumulated depreciation	(10,007,276)	(8,368,976)
Property and equipment, net	$43,383,002	$36,281,168

Depreciation expense for the years ended December 31, 2014 and 2013 amounted to $2,497,495 and $2,598,326, respectively. Depreciation expense was included in selling, general and administrative expenses and cost of other revenue.

There were no impairments of its property and equipment as of December 31, 2014 and 2013.

Note 9 — Intangible Assets

Intangible assets consist of the following as at December 31, 2014 and 2013:

	2014	2013
Development right acquired (a)	$52,048,245	$53,345,648
Land use right acquired (b)	8,786,279	8,878,924
Construction license acquired (c)	1,213,321	1,243,565
	62,047,845	63,468,137
Accumulated amortization	(38,485,894)	(21,014,664)
Intangible assets, net	$23,561,951	$42,453,473

(a)	The development right for 487 acres of land in Baqiao Park was obtained from the acquisition of New Land in fiscal 2007. The intangible asset has a finite life. The development right will expire on June 30, 2016.

The Company acquired the land use right for the remaining parcel of Golden Bay project and recorded amortization of $12,553,872 during the first quarter of 2014 and capitalized this amount in the real estate held for development or sale. The Company also acquired the land use right for the Company’s head office and certain future resident project and recorded amortization of $5,222,987 during the second quarter of 2014. $2,121,055 was capitalized in the Company’s buildings and improvements and $3,101,932 in the real estate held for development or sale include in year end.

$12,553,872 of the total $17,756,854 amortization recorded was calculated by multiplying the $33,092,754 remaining carrying value of the development right immediately before this amortization by 37.94%, the percentage of profit expected to be realized from acquiring the land use right through the utilization of the development right over the total expected profit from acquiring land use rights through the utilization of the development right.

$5,222,987 of the amortization recorded in the second quarter of 2014 was calculated by multiplying the $20,977,221 remaining carrying value of the development right immediately before this amortization by 24.90%, the percentage of profit expected to be realized from acquiring the land use right through the utilization of the development right over the total expected profit from acquiring land use rights through the utilization of the development right.

Upon the acquisition of Puhua’s land use right in 2009, the Company recorded a $4,665,592 amortization on the development right and capitalized the amount in the real estate held for development or sale. The capitalized amortization amount is expensed as part of the cost of real estate sales as Puhua recognizes its real estate sales revenues under the percentage of completion method. During the years ended December 31, 2014 and 2013, $394,677 and $602,581 of amortized development right capitalized in the Puhua project were expensed through cost of real estate sales, respectively.

(b)	The land use right was acquired through the acquisition of Suodi. The land use right certificate will expire in November 2048. The Company amortizes the land use right over 39 years starting from the date of acquisition. For the year ended December 31, 2014, the Company has recorded $223,197 (2013 - $224,185) amortization expense on land use right. The amortization was included in selling, general and administrative expenses. For the next five years, the Company will amortize approximately $220,000 annually on the land use right.

(c)	The construction license was acquired through the acquisition of Xinxing Construction. The construction license, which is subject to renewal every five years, is not amortized and has an indefinite estimated useful life because management believes it will be able to continuously renew the license in future years. The license is subject to renewal on January 1, 2016.

No impairment write-down was recognized for the years ended December 31, 2014 and 2013 on the intangible assets.

Note 10 — Goodwill

The goodwill was recognized in connection with the acquisitions of Xinxing Property in fiscal 2009 and Xinxing Construction in fiscal 2010. No additional goodwill was recognized in fiscal 2014 and 2013. The following represents changes in goodwill during the years ended December 31, 2014 and 2013:

	2014	2013
Balance, beginning of year	$1,969,964	$1,914,186
Currency translation	(47,911)	55,778
Balance, end of year	$1,922,053	$1,969,964

No impairment was recognized for December 31, 2014 and 2013.

Note 11 – Accrued Expenses

Accrued expenses consist of the following as of December 31, 2014 and 2013:

	2014	2013
Accrued expenses	$18,625,788	$14,071,352
Accrued interest	3,217,134	3,368,189
Total	$21,842,922	$17,439,541

Note 12 – Loans from Employees

The Company has borrowed monies from certain employees to fund the Company’s construction projects. All loans from employees have a six month period and are renewed upon maturity if not paid. These unsecured loans bear interest at 15% (2013 - 15%) per annum, due on demand and are available to all employees.

Included in these loans are loans from the Company’s executives:

	2014	2013
Chairman	$1,063,649	$-
Former Chief financial officer	-	660,753
Chief financial officer	1,998,517	-
Chief operating officer	1,228,121	1,220,741
	$4,290,287	$1,881,494

Note 13 – Loans Payable

Loans payable represent amounts due to various banks, related parties and private fund companies and are due within two years. These loans generally can be renewed with the banks when they mature. Loans payable at December 31, 2014 and 2013 consisted of the following:

	2014	2013
Construction Bank of China
Annual interest is 105% of People’s Bank of China prime rate (6.30%). The loan is secured by the Park Plaza Phase I project and land use right. The loan is due on May 29, 2016. The loan is also subject to certain repayment requirements based on percentage of sales contracts signed over total estimated sales amount of Park Plaza Phase I. $2.25 million ( RMB14 million) was repaid subsequent to year end.	$19,662,831	$28,907,941

Bank of China, Macau Branch
Originally due on December 16, 2013 and extended to December 16, 2015, annual interest is based on three-month LIBOR (“LIBOR”) rate plus 2.5%, and the loan is also subject to a 1.3% handling fee making effective interest rate 3.8%, The three-month LIBOR rate at December 31, 2014 was 0.2457% (2013- 0.2442%), secured by $32,234,149 (RMB200 million) of restricted cash.	31,000,000	31,000,000

Bank of Communication offshore branch (1)
Due on November 13, 2015, annual rate is 2.9%, it is subject to a 0.3% handling fee, making effective interest rate of 3.2% secured by $36,263,917 (RMB225 million) of restricted cash.	30,000,000	30,000,000

Bank of China, Singapore Office
Due November 22, 2014, annual interest is based on three-month LIBOR rate plus 1.55%. and secured by $32,234,419 (RMB200 million) of restricted cash. The loan was fully repaid on November 23, 2014 and all restricted cash has been released.	-	31,800,000

LUSO International Bank (1) The Company signed an agreement for a line of credit of $9.7 million with LUSO International Bank. The amount that can be withdrawn is limited to 97% of the restricted cash secured for the line of credit. The total amount was due on March 27, 2015. As of December 31, 2014, the Company has drawn $7,761,153 from the line of $9.7 million which is 96% of $ 8,058,537 (RMB50 million) restricted cash secured. Annual interest is based on the twelve-month LIBOR rate plus 2.7%. The twelve-month LIBOR rate at December 31, 2014 was 0.6044% (2013 - 0.5795%).	7,761,153	7,761,153

LUSO International Bank (2) The Company signed an agreement for a line of credit of $34 million with LUSO International Bank. The amount that can be withdrawn is limited to 100% of the restricted cash secured for the line of credit. The total amount is due on November 4, 2015, the Company has drawn $9,816,500 from the line and is 98% of $10,013,538 (RMB62 million) restricted cash secured. Annual interest is based on the twelve-month LIBOR rate plus 2.7%. The twelve-month LIBOR rate at December 31, 2014 was 0.6044% (2013 - 0.5795%).	9,816,500	-

Xi’an Xinxing Days Hotel & Suites Co., Ltd. (“Days Hotel”) (Note 24)
There are several loans from Days Hotel, including: $6,930,342 (RMB43 million) due on January 8, 2015 and 1,128,195 (RMB7 million) due on January 9, 2015, both of which had been extended to January 9, 2016 subsequently. $241,757 (RMB1.5 million) due on January 17, 2015. $644,683 (RMB4 million) due on February 19, 2015, $483,512 (RMB3 million) due on March 6, 2015, $386,810 (RMB2.4 million) due on March 10, 2015, $161,171 (RMB1 million) due on March 16, 2015, and $644,683 (RMB4 million) due on March 19, 2014. All of these had their repayment date extended to April 30, 2015 subsequently. $1,128,195 (RMB7 million) is due on April 26, 2015; $805,854 (RMB5 million) is due on May 13, 2015; $8,058,537 (RMB50 million) is due on June 13, 2015. $161,171 (RMB1 million) is due on April 1, 2015 $18,212,294 (RMB113 million) is due on June 13, 2015, $1,611,707 (RMB10 million) is due on November 4, 2015, and $1,772,878 (RMB11 million) is due on November 26, 2015. $2,738,903 (RMB17 million) of the loan has an annual interesting rate of 15% and the other $39,631,886 (RMB245 million) has an annual interest rate 20%.	42,371,789	19,905,182

Shanghai XinYing Fund, LLC (“XinYing”)
Originally due on August 7, 2014, annual interest is 9.6% with effective annual interest 27.16%, secured by 100% ownership of Xinxing Construction’s shares, corporate guarantee from Tsining, Puhua, and the Company. The repayment terms of $2,417,561 (RMB 15 million) have been extended to June 1, 2015 and $15,311,221 (RMB 95 million) due on August 7, 2015 with revised consulting fees. The revision in terms of the loan is accounted for as an extinguishment of loan and $2,390,343 is recognized as a gain on extinguishment of the loan on the consolidated statement of operations. The new loan has annual interest rate of 9.6% and an effective interest rate of 23.65%.	17,728,782	21,474,470

Shenzhen Qianhai Dinghui Equity Investment Fund Partnership (“Dinghui”)
On March 22, 2013, the Company received $40,292,686 (RMB250 million) from Dinghui to fund the acquisition of the land use rights for the Company’s Golden Bay project and/or other construction. The loan is due on March 5, 2015 with an annual interest rate of 20%.

In March 2014, the Company borrowed an additional $16,117,074 (RMB100 million). The loan will be used to acquire the land use rights for the Company’s headquarters. The loan is due on March 22, 2015 with an annual effective interest rate of 20%.

The Company repaid a total of $32.2 million (RMB200 million) and extended the maturity date of $24.2 million (RMB150 million) of the loan to June 30, 2015 subsequent to the year end.

In previous years, the Company transferred 49% of Fangzhou’s common shares to Dinghui as security for the loan. Subsequent to year end, the 49% Fangzhou’s common shares were transferred back to the Company. The collaterals for both loan amounts were the land use rights of Golden Bay land B and the Golden Bay Apartment.	56,409,760	41,297,058

Bank of Communications
Annual interest is 120% of the People’s Bank of China prime rate (6.00%). The loan is secured by Puhua Phase III project and land use rights. The repayment schedule is as follows. June 20, 2015 - $4,835,122 (RMB60 million); and December 20, 2015 - $16,117,074 (RMB100 million); December 20, 2016 - $3,223,415 (RMB20 million). The loan is also subject to certain repayment terms based on percentage of sales contracts signed over total estimated sales of Puhua Phase III. The Company repaid a total of $8.05 million (RMB50 million) subsequent to year end.	24,175,611	33,037,646

Bank of Communications
Annual interest is 130% of the People’s Bank of China prime rate (6.00%). The loan is secured by Puhua Phase IV project and land use right. The loan is due on June 3, 2017. The loan is also subject to certain repayment terms based on percentage of sales contracts signed over total estimated sales of Puhua Phase IV.	14,505,368	-

Bank of Xi’an, Weilai Branch Annual interest is 130% of the People’s Bank of China prime rate (6.00%). The loan is secured by a portion of the Puhua Phase II project and land use rights. The loan is due on April 24, 2015. The loan is also subject to certain repayment requirements based on percentage of sales contracts signed over total estimated sales amounts of Puhua Phase II.	17,728,782	29,733,882

Bank of Communication Offshore Branch (2) Due on March 17, 2016, annual interest is based on six-month LIBOR rate plus 2.8% and the loan is also subject to a 0.7% financing fee, making effective annual interest rate of 3.84%. The six-month LIBOR Rate on December 31, 2014 was 0.3443%. The loan is specifically for the retirement of the $31 million Bank of China, Singapore Branch loan. The use of the funds, is restricted by the bank until the funds are used to repay the intended loan.	22,500,000	-
Total	$293,660,576	$274,917,332

Except for the loans from Bank of China Macau Branch, LUSO International Bank and Bank of Communication offshore branch (1), which were drawn to repay mandatorily redeemable non-controlling interest in Subsidiaries and the loans from LUSO International Bank (1) and bank of Communication offshore branch (2) which will be used to repay the loans from Bank of the Singapore Branch, which were drawn to repay convertible debt, all other loans were drawn to directly finance construction projects and the interest paid was capitalized and allocated to various real estate construction projects or expensed if the interest costs did not meet the capitalization criteria.

The $36 million of restricted cash that was due last year, corresponds to a $30 million loan from Bank of Communications offshore branch, the $32 million of restricted cash corresponds to a $31 million loan from Bank of China, Macau Branch, $10 million of restricted cash corresponds to a $9.82 million loan and $8 million of restricted cash corresponding to a $7.76 million loan from LUSO International Bank. These borrowings were incurred in Hong Kong to repay certain loans that were due, however the majority of the Company’s cash resided in mainland China and to wire funds from mainland China to Hong Kong is subject to foreign exchange restrictions imposed by the PRC government. Thus, in order for us to repay our Hong Kong and overseas counterparties, the Company had to utilize the special lending facilities provided by major PRC banks and foreign financial institutions (i.e., JP Morgan and Bank of China) to allow the Company to borrow outside of mainland China using cash we have in mainland China as guarantees.

The loans payable balances were secured by certain of the Company’s real estate held for development or sale and land use rights with a carrying value of $398,636,841 at December 31, 2014 (2013 - $151,078,309). No buildings or income producing properties and improvements were pledged as at December 31, 2014. The weighted average interest rate on loans payable as at December 31, 2014 was 9.78% (2013 – 8.7%).

The loans from Bank of Xi’an, Weilai Branch, Construction Bank of China and Bank of Communication are subject to certain repayment terms based on certain percentage of units sold in Puhua Phase II, Park Plaza and Puhua III and IV projects. Based on these repayment terms, Bank of Xi’an, Weilai Branch, Construction Bank of China and Bank of Communication can demand repayment of all remaining balances outstanding at any time.

The principal repayment requirements over the following two years are as follows:

Due in 1 year	$256,655,208
1 – 2 years	37,005,367
$293,660,575

Note 14 - Income Taxes

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

Reconciliation of income tax expense to the amount computed by applying the current statutory tax rate to income before income taxes is as follows:

	2014	2013
(Loss) income before provision for income taxes	$(20,253,779)	$16,656,542
U.S. statutory rate of 34%	$(6,886,258)	$5,663,224

Non-taxable income expense	386,343	467,668
Foreign (income) not subject to tax rate in U.S.	6,931,170	(6,171,696)

Foreign income taxed at 25%	(4,190,490)	4,171,053
Foreign non-deductible expenses	1,505,451	326,433
Expiration of foreign loss carryforward	1,068,240	645,213
Change in valuation allowance	(2,382,232)	(200,050)
Provision for income taxes	$1,196,662	$4,901,845

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities as of December 31, 2014and 2013 are as follows:

	2014	2013
Deferred tax assets
Non-capital losses	$6,784,590	$4,077,861
Valuation allowance	(6,784,590)	(4,077,861)
Net deferred tax assets	$-	$-

Deferred tax liabilities
Temporary difference related to certain real estate held for development or sale	$835,058	$835,058
Temporary difference related to intangible assets	11,281,088	11,565,169
Temporary difference related to Xinxing Construction properties and construction license	756,625	775,485
Temporary difference related to Suodi land use right	1,522,556	1,606,406
Net deferred tax liabilities	$14,395,327	$14,782,118

As at December 31, 2014, the Company had PRC Subsidiaries that were in loss positions and had net operating loss carry forwards of approximately $5,259,800 that begin to expire in 2015. The Company also has a U.S. net operating loss carry forward of approximately $1,524,789 from CHLN, which will begin to expire in 2016.

Note 15 – Shareholders’ Equity

Common stock

During 2014, the Company issued 414,000 shares (2013 -$770,565) of common stock to compensate services provided by all the directors. The shares were valued at $894,240 (2013 -$1,522,581) based on the $2.16 closing price of the shares on May 20, 2014, the grant date, and are recorded as stock-based compensation on the consolidated statements of operations.

During 2014, the Company retired 1,462,646 shares of treasury stock. The excess of repurchase price over par of $3,034,794 is allocated entirely to retained earnings.

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

491,103 (2013 -736,657) of these 1,227,755 options vested before December 31, 2014 but were not exercisable and were forfeited because the performance conditions of the stock options for the past two fiscal years were not met.

Stock-Based Compensation

The 1,227,755 stock options granted on June 13, 2011 have an estimated fair value of $1,316,911 for an average value of $1.04 to $1.10 per stock option using the Cox Ross Rubinstein option pricing model with the following key assumptions:

June 13, 2011
Expected life	5.5 - 6.5 years
Expected volatility	95%
Risk-free interest rate	1.74% - 2.1%
Dividend yield	0%

Related to these 1,227,755 stock options, compensation expense is recognized over the vesting period. During 2014, compensation expense of $242,064 (2013 - $475,493) was recognized in the consolidated statements of operations.

Total stock-based compensation, including the shares granted to directors, recognized in 2014 amounted to $1,136,304 (2013 - $1,375,857) for the year.

Treasury Stock

The Company approved a plan to repurchase up to $10 million of the Company’s common stock. The repurchase will be made from time to time at prevailing market prices, through open market purchases.

During 2014, the Company repurchased 264,277 shares at an average price of $2.41 and the total cost of $635,979 were recorded as treasury stock.

During 2013, the Company repurchased 814,889 shares at an average price of $2.36 and the total cost of $1,966,048 was record as treasury stock.

In addition to the above share repurchase, the Company repurchased 1,198,369 shares since fiscal 2011. As of December 3, 2014, the Company has repurchased 1,462,646 shares in total and has retired all of these shares as of December 13, 2014. The excess of repurchase price over par is allocated entirely to retained earnings.

The Company has terminated share repurchase plan as of December 31, 2014.

Note 16 – Statutory Reserves

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprise’s income, after the payment of the PRC income taxes, shall be allocated to the statutory surplus reserves. The proportion of allocation for reserve funds is no less than 10 percent of the profit after tax until the accumulated amount of allocation for statutory surplus reserve funds reaches 50 percent of the registered capital. Statutory reserves represent restricted retained earnings. The use of statutory reserves is restricted for set off against losses, expansion of production and operation or increase in registered capital. These reserves are not available for distribution except on liquidation.

Total registered capital of all the PRC Subsidiaries at December 31, 2014 is approximately $102.0 million (2013 - $104.5 million). For the year ended December 31, 2014, the Company appropriated $164,956 (2013 - $1,631,785) to this surplus reserve. As of December 31, 2014, the accumulated statutory reserve is $11,700,198 (2013 - $11,535,242).

Note 17 - Effect of Change in Estimates

Revisions in estimated gross profit margins related to revenue recognized under the percentage of completion method are made in the period in which circumstances requiring the revisions become known. During 2014, real estate development projects with gross profits recognized in 2013 had changes in their estimated gross profit margins. As a result of these changes in gross profit margins, net income for the year ended December 31, 2014 decreased by $8,096,290 (2013 - decreased by $512,003) or basic and diluted earnings per share for the year ended December 31, 2014 decreased by $0.23 and $0.23, respectively (2013 – decreased by $0.015 and $0.015 in both basic and diluted earnings per share).

Notes 18 – Other Revenue

Other revenue consists of the following for the years ended December 31, 2014 and 2013:

	2014	2013
Interest income	$4,126,913	$7,349,363
Rental income	925,811	922,414
Tangdu compensation	612,911	-
Income from property management services	5,431,179	3,937,088
Construction contract income	12,178,195	18,547,162
Miscellaneous income	245,943	55,867
Total	$23,520,952	$30,811,894

Note 19 – Employee Welfare Plan

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees. The Company established a retirement pension insurance, unemployment insurance, health insurance and house accumulation funds for employees during the term in which they are employed. For the years ended December 31, 2014 and 2013, the Company made contributions in the amount of $266,619 and $210,553, respectively.

Note 20 – Loss/Earnings Per Share

None of the options are exercisable because the performance conditions were not met. Therefore, the options have no dilutive effect on the earnings per share and are therefore excluded from the determination of the diluted earnings per share calculation.

Note 21 – Segment Reporting

The Company has two reportable segments: the Real Estate Development and Sales segment and the Construction segment. The Real Estate Development and Sales segment includes operating Subsidiaries, Tsining, Puhua, NewLand, Suodi, Fangzhou and Jiyuan, while the Construction segment represents Xinxing Construction. These two segments offer different products and services. The reportable segments are managed separately because they produce distinct products and provide different services. The Company and its other subsidiaries, Manstate, Success Hill, Wayfast, Clever Advance, Gracemind, Treasure Asia and Xinxing Property are aggregated as all other segment. All other segment includes revenue from property management services from Property Management and all head office expenses and none of the other companies have ever met any of the quantitative thresholds for reportable segments.

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

Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company’s consolidated financial statements as at and for the year ended December 31, 2014 are as follows:

	Real Estate Development and Sales	Construction	All Other	Adjustments and elimination		Consolidated
Revenues from external customers	$115,207,106	$12,178,195	$5,431,179	$-		$132,816,480
Intersegment revenues	-	46,257,452	-	(46,257,452	)(1)	-
Rental from external customers	830,611	95,200	-	-		925,811
Interest revenue	4,121,493	-	5,420	-		4,126,913
Other income other than rental and interest	712,842	-	146,012	-		858,854
Total revenue	120,847,220	58,530,848	5,607,443	(46,257,452	)(1)	138,728,059
Financing expense	5,348,076	75,551	32,062	-		5,455,689
Segment profit (loss) before taxes	(14,780,600)	(5,592,703)	684,710	(565,185	)(1)	(20,253,779)
Income taxes	418,252	588,114	235,402	(45,103)		1,196,663
Net income (loss)	(15,198,851)	(6,180,817)	449,309	(520,083)		(21,450,441)
Depreciation	2,280,976	142,375	74,144	-		2,497,494
Amortization of Intangible	223,725	-	18,270,970	-		18,494,694
Goodwill	898,227	1,023,826	-	-		1,922,053
Capital expenditures	9,815,524	66,109	10,734	(1,617)		9,824,644
Total assets	829,634,247	94,266,565	141,434,360	(438,805,812	)(2)	626,529,360

Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company’s consolidated financial statements as at and for the year ended December 31, 2013 are as follows:

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

Note 22 – Commitments and Contingencies

In connection with the loans borrowed from XinYing (Notes 13 and 24), the Company also signed a finance consulting agreement with XinYing whereby the Company is committed to pay consulting fees on a quarterly basis up to July 2015 for financing services provided.

Additionally, the Company had various commitments related to land use right acquisitions with unpaid balances of approximately $16.5 million. The balances are not due until the vendor removes the existing building on the land and changes the zoning status of the land use right certificate. Based on the current condition, the Company estimates that the balances will be paid in a year.

All future payments required under the various agreements are summarized below:

	Payment due by period
Commitments and Contingencies	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	After 5 years
Operating leases	$-	$-	$-	$-	$-	$-	$-
Consulting fees	1,218,021	1,218,021	-	-	-	-	-
Land use rights	16,117,074	16,117,074	-	-	-	-	-
Total	$17,335,095	$17,335,095	$-	$-	$-	$-	$-

Note 23 - Concentration of Risks

The accounts receivable balance from the government accounted for 51% of the Company’s total accounts receivable at December 31, 2014 (2013 - 44%). One customer’s balance accounted for 16% (2013 - 12%) of accounts receivable as at December 31, 2013 and his payment term is over 5 years.

The Company is dependent on third-party sub-contractors, manufacturers, and distributors for all construction services and supply of construction materials. Construction services or products purchased from the Company’s five largest sub-contractors and suppliers accounted for 40% (2013 - 33%) of total services and supplies for the year ended December 31, 2014. Accounts payable to these subcontractors and suppliers was 33% (2013 - 41%) of the total accounts payable as at December 31, 2014.

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

Total cash (including restricted cash) in state-owned banks at December 31, 2014 amounted to $123,551,211 (2013 - $138,553,688) of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts. The Company did not have cash equivalents as of December 31, 2014 or 2013.

Note 24 – Related Party Transactions

One of the Company’s executive officer’s spouse owns 37.83% of the common stock of Xi’an Xinxing Days Hotel & Suites (“Days Hotel”). During the year ended December 31, 2014, the Company has incurred fees of $325,146 (2013 - $97,140) to Days Hotel. As of December 31, 2014, the Company has $15,171 (2013 - $7,095) payable to Days Hotel.

The Company also has a loan payable of $42,371,789 to Days Hotel as at December 31, 2014 (2013 - $19,905,182) (Note 13). For the year ended December 31, 2014, the Company incurred $4,184,372 (2013 - $4,749,910) in interest to Days Hotel and capitalized the amounts in real estate held for development or sale. As at December 31, 2014, the Company also had $1,511,447 (2013 - $178,724) in interest payable to Days Hotel.

As at December 31, 2014, the Company also has a loan payable of $17,728,782 (RMB 110 million) (2013- $21,474,470) to XinYing (Note 13), in which an executive partner is the spouse of one of the Company’s executive officers. The Company incurred a total of $2,359,356 (2013 - $5,246,090) in interest and finance consulting fees to XinYing during the year ended December 31, 2014 and capitalized the amount in real estate held for development or sales. As at December 31, 2014, the Company also had $52,004 (2013 - $57,265) in interest payable to XinYing.

Note 25 – Subsequent Event

The Company repaid a total of $32.2 million (RMB200 million) of Dinghui loans subsequent to year end, and extended the term of the $24.1 million (RMB150 million) loan.

In addition, the Company repaid a total of $1.6 million (RMB10 million) of the loans provided by Construction Bank of China and a total of $5.6 million (RMB35 million) of the loans provided by the Bank of Communications.

The Company signed a $64.5 million (RMB400 million) loan framework agreement with Zhong Yuan Trust on January 22, 2015 for repayment of the Dinghui loans and to refund project construction. The first loan of $16.1 million (RMB100 million) was made on February 4, 2015, secured by the Golden Bay B land use rights and guaranteed by Tsining and Mr. Lu Pingji’s personal assets, with a maturity date of February 2, 2017 and an annual interest rate of 15%.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were neither any reportable events nor any disagreements, as defined in Item 304 (a)(1)(iv) or 304(a)(1)(v) of Regulation S-K during the relevant periods.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established in the Internal Control Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (1992 framework) as of December 31, 2014. Based on such evaluation, our management, including the CEO and CFO, has concluded that the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act of 1934) was effective as of December 31, 2014.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2014, there was no major change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

On April 23, 2014, the Board of the Company elected Mr. Maosheng Luo as an independent director to the Board. Mr. Luo was also appointed as the Chairman of the Audit Committee of the Board.

Mr. Maosheng Luo has over 33 years of accounting experience and over 15 years of experience as a CFO of public companies. Mr. Luo served as the CFO and director of Xi’an Kaiyuan Investment Group Co., Ltd. (a Shenzhen Stock Exchange listed company) (“Kaiyuan”) from November 2005 to March 2010, and from November 1994 to December 2002. Prior to re-joining Kaiyuan, Mr. Luo served as the CFO of Yinqiao Diary Group Ltd (a Singapore Stock Exchange listed company). Mr. Luo is a senior accountant and currently the Vice President of the Accounting Society of Xi’an.

In connection with the election, the Company and Mr. Luo entered into a service agreement dated as of May 5, 2014. Mr. Luo’s service agreement provides, among other terms, that Mr. Luo shall carry out his duty as an independent director for a term of one year unless terminated earlier by the majority vote of the Board, that the Company will pay Mr. Luo an annual retainer of RMB120,000 (approximately USD19,214 based on the spot rate as of the date of this report) which will be distributed quarterly, and that the Company will reimburse Mr. Luo for all reasonable expenses actually and properly incurred by him in connection with the performance of his services under his service agreement.

On May 7, 2014, the Board of the Company elected Mr. Mingduo Yang as an independent director to Board and a member of the Audit Committee and the Nominating and Governance Committee of the Board.

Mr. Mingduo Yang has over 26 years of accounting experience and over 10 years of experience in corporate financing and commercial real estate development and operations. Mr. Yang served as the Vice General Manager of Xi’an Real Estate Development (Group) Co., Ltd., the CFO of Chang An Holding (Group) Co., Ltd., and the Vice General Manager of Shaanxi Maison Mode Co., Ltd. From 2005 to 2008; Mr. Yang was the Controller and CFO of Chang An Information Industry (Group) Co., Ltd. (a Shanghai Stock Exchange listed company) from 1998 to 2005; Mr. Yang worked in Shaanxi Provincial Audit Office from 1988 to 1998.

In connection with the election, the Company and Mr. Yang entered into a service agreement dated as of May 9, 2014. Mr. Yang’s service agreement provides, among other terms, that Mr. Yang shall carry out his duty as an independent director for a term of one year unless terminated earlier by the majority vote of the Board, that the Company will pay Mr. Yang an annual retainer of RMB60,000 (approximately USD9,633 based on the spot rate as of the date of this report) which will be distributed quarterly, and that the Company will reimburse Mr. Yang for all reasonable expenses actually and properly incurred by him in connection with the performance of his services under his service agreement.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers and Directors

Name
First	Last	Age	Title
Pingji	Lu	65	Chairman & CEO
Fang	Nie	50	Chief Financial Officer & Director
Jing	Lu	36	Chief Operating Officer & Board Secretary & Director
Suiyin	Gao	62	Independent Director
Yusheng	Lin	49	Independent Director
Maosheng	Luo	53	Independent Director
Mingduo	Yang	52	Independent Director

Officers are elected annually by the Board of Directors (the “Board”), at the Company’s annual meeting, to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board. On December 18, 2014, the Company 2014 Annual Meeting of Stockholders was held. The following seven (7) directors were elected to serve on the board of directors until the next annual meeting of stockholders of the Company or until such person shall resign, be removed or otherwise leave office, whose resumes are attached as follows:

Mr. Pingji Lu, Chairman of the Board of Directors & CEO

Mr. Pingji Lu has served as the Chairman of the Board since joining the Company in September 1999. In addition, Mr. Lu was the founder of Lanbo Financial Investment Company Group Limited, where he was the Chairman of the Board and Chief Executive Officer from its formation in September 2003 until its merger with Lanbo Financial Group, Inc., after which Mr. Lu served as the Chairman of the Board and Chief Executive Officer of Lanbo Financial Group, Inc. until December 2005. Prior to that Mr. Lu was the Chairman of the Board and Chief Executive Officer of Xi’an Newstar Real Estate Development Co., Ltd. from 1998 and where he previously served as General Manager from 1992 to 2003. From February 1968 to December 1999, Mr. Lu held various positions in the Chinese military, including soldier, Director of Barrack Administration, Supervisor, and Senior Colonel. Mr. Lu is a member of the Enterprise Credit Association of Shaanxi Province. Mr. Lu graduated from Xi’an Army College with a degree in architectural engineering. On January 12, 2009, Mr. Lu resigned as Chief Executive Officer but has remained as Chairman of the Company. Mr. Lu was appointed as CEO on January 1, 2015. We believe Mr. Lu, the founder of the Company, has the most extensive knowledge and experience in the real estate industry within the Company and that such knowledge and experience qualify him for the Chairman position.

Ms. Fang Nie, Chief Financial Officer

Ms. Nie has served as Chief Financial Officer Assistant since January 2009. She previously served as accountant, and then served as the financial manager in Xi’an Tsining Housing Development Co., Ltd., which is one of the subsidiaries of the Company from 1993 through 2008. Ms. Nie was appointed as a director on December 18, 2014 and was appointed as CFO on December 19, 2014. Since joining the Company she has been engaged in financial work, and she has extensive financial experience and management experience, which qualify her for the position of Chief Financial Officer.

Ms. Jing Lu, Chief Operating Officer & Board Secretary & Director

Ms. Lu has served as Chief Operating Officer since January 2009. She previously served as Vice President of the Company from 2004 through 2008. Ms. Lu continues to serve as Board Secretary, which she has done since 2004, and is the Company’s primary spokeswoman with investors and security analysts. She received her master’s degree from King’s College in London in September 2004. Ms. Lu is the daughter of Mr. Pingji Lu. Ms. Lu was appointed as a director on December 18, 2014.

Mr. Suiyin Gao, Independent Director

Mr. Suiyin Gao has served as an Independent Director of our Company since October 2007. He has over 30 years of experience in human resources and management consulting. Mr. Gao is currently the head of the Shaanxi Senior Talent Office since 2000, which is affiliated with the Shaanxi provincial government and is focused on corporation management, consultation and human resources services. Mr. Gao is the founder and chairman of Shaanxi Management Member Club, one of the largest manager clubs in Shaanxi province and also has acted as a senior consultant to more than twenty enterprises. Previously, beginning in 1973, Mr. Gao worked in government service. In 1998, Mr. Gao received his MBA from Northwest University in China. We believe Mr. Gao’s qualifications to serve on the Board include his extensive knowledge and experience in human resources and management consulting as well as his knowledge of our industry.

Mr. Yusheng Lin, Independent Director

Mr. Yusheng Lin has served as an Independent Director of our Company since October of 2011. Mr. Lin is currently the Executive Director of Kingworld Medicines Group Ltd. (01110.HK) (“KMG”). He has been the deputy general manager of KMG since June 2006. He is primarily responsible for the capital management and the operations of KMG, a company that he joined in August of 2009. He has more than 10 years of experience in the pharmaceutical industry. From 1999 to 2004, he worked at Xi’an Lijun Pharmaceutical Company Limited (“XLPC”), which is principally engaged in the manufacture and sale of pharmaceutical products in the PRC. XLPC is a wholly owned subsidiary of Lijun International Pharmaceutical (Holding) Company Limited (2005.HK) (“XLPC Parent”), a company listed on the Hong Kong Stock Exchange which, together with its subsidiaries, is engaged in the research, development, manufacture and sale of finished medicines and bulk pharmaceutical products to hospitals and distributors. Mr. Lin held the position of Vice President of XLPC Parent from 2004 to 2006. From 2005 to 2006, he also held the position of Chairman of XLPC. In 1989, he obtained a bachelor’s degree in philosophy from Yanan University. He received a master’s degree in business administration from Hong Kong Polytechnic University in 2006. We believe Mr. Lin’s wealth of business experience enables him to effectively contribute as a member of the Board.

Mr. Maosheng Luo, Independent Director

Mr. Maosheng Luo has served as an Independent director to the Board and as and the Chairman of the Audit Committee of the Board since April 2014. Mr. Luo has over 33 years of accounting experience and over 15 years of experience as a CFO of public companies. Mr. Luo served as the CFO and director of Xi’an Kaiyuan Investment Group Co., Ltd. (a Shenzhen Stock Exchange listed company) (“Kaiyuan”) from November 2005 to March 2010, and from November 1994 to December 2002. Prior to re-joining Kaiyuan, Mr. Luo served as the CFO of Yinqiao Diary Group Ltd (a Singapore Stock Exchange-listed company). Mr. Luo is a senior accountant and currently the Vice President of the Accounting Society of Xi’an. We believe Mr. Luo’s qualifications to serve on the Board include his extensive knowledge and wealth of business experience enables him to effectively contribute as a member of the Board.

Mr. Mingduo Yang, Independent Director

Mr. Mingduo Yang has served as an independent Director of our Company and a member of the Audit Committee and the Nominating and Governance Committee of the Board since May 2014. Mr. Yang has over 26 years of accounting experience and over 10 years of experience in corporate financing and commercial real estate development and operations. Since 2011 he has been the CFO of Shaanxi Mingyuan Real Estate Development Co., Ltd. He was the deputy general manager at Zhongmao Century Business Group Co., Ltd. since 2008 to 2011. Mr. Yang served as the Vice General Manager of Xi’an Real Estate Development (Group) Co., Ltd., the CFO of Chang An Holding (Group) Co., Ltd., and the Vice General Manager of Shaanxi Maison Mode Co., Ltd. From 2005 to 2008, Mr. Yang was the Controller and CFO of Chang An Information Industry (Group) Co., Ltd. (a Shanghai Stock Exchange listed company) from 1998 to 2005, Mr. Yang worked in Shaanxi Provincial Audit Office from 1988 to 1998. We believe Mr. Lin’s qualifications to contribute as a member of the Board include his wealth of business experience and his extensive knowledge

Involvement in Certain Legal Proceedings

During the past 10 years, no present or former director, executive officer or person nominated to become a director or an executive officer of our Company:

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

(4)	Was found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, where the judgment had not been reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires our executive officers, directors and persons who own more than 10% of our common stock to file initial reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the SEC. Such executive officers, directors and over 10% stockholders are also required by SEC rules to furnish us with copies of all such forms they file.

Based solely on our review of the copies of such forms we have received, or written representations from certain reporting persons, we believe that, during the year ended December 31, 2014, all executive officers, directors and over 10% stockholders filed on a timely basis all reports required to be filed by them under Section 16(a) with respect to our common stock, with the exceptions noted below:

•	Late Form 4 reports were filed for Pingji Lu, our Chairman & CEO, Xiaohong Feng, our former CEO, Cangsang Huang our former CFO, and Jing Lu, our COO on June 16, 2014 to report restricted stock grants. Late Form 4 reports were also filed for Pingji Lu and Cangsang Huang on April 23, 2014 to report acquisitions of common stock of CHLN in the market.

•	A late Form 3 report was filed for Ms. Fang Nie on March 24, 2015.

Code of Ethics

On November 8, 2007, the Company’s Board adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of this Code of Ethics is available on the Company’s website, www.chldinc.com, in the section titled Officers & Directors, which can be found on our home page. The website and information contained on it or incorporated in it are not intended to be incorporated in this Annual Report on Form 10-K or other filings with the U.S. Securities and Exchange Commission.

Board Composition and Committees

The following table sets forth all our Independent Directors of the Board and their positions at the Compensation, Nominating and Audit Committees:

Independent Directors	Title	Service in committee
Mr. Yusheng Lin	Independent Director	Chairman of Compensation Committee; Member of Audit Committee; Member of Nominating and Governance Committee
Mr. Mingduo Yang	Independent Director	Member of the Nominating and Corporate Governance Committee; Member of the Audit Committee
Mr. Maosheng Luo	Independent Director	Chairman of the Audit Committee; Member of the Compensation Committee
Mr. Suiyin Gao	Independent Director	Chairman of Nominating and Governance Committee; Member of Compensation Committee

The Board of Directors held fourteen meetings in the 2014 fiscal year and the attendance rate for all Board members was over 96%.

Compensation Committee

The Compensation Committee held one meeting in the 2014 fiscal year and the attendance rate for all committee members was 100%.

Nominating and Governance Committee

The Nominating and Governance Committee held two meetings in the 2014 fiscal year and the attendance rate for all committee members was 100%.

Audit Committee

The members of the Audit Committee are Mr. Maosheng Luo, Mr. Yusheng Lin, and Mr. Mingduo Yang, and Mr. Maosheng Luo serves as Chairman of the Audit Committee. All members of the Audit Committee are Independent Directors. The Company’s Board of Directors has determined that Mr. Maosheng Luo possesses accounting or related financial management expertise and that he qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K.

The Audit Committee held one meeting in the 2014 fiscal year and the attendance rates for all committee members was 100%.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all compensation paid in respect of our former Chief Executive Officer, former Chief Financial Officer and all other executive officers for services rendered during the preceding two fiscal years. The compensation comprises base salary and bonus.

Name and Principal Position	Year	Base Salary ($)(1)	Bonus Cash ($) (2)	Stock ($)	Stock Awards(3) ($)	Option Awards ($)	Non-Equity Incentive plan Compensation ($)	Non-qualified Deferred Compensation ($)	All other Compensation ($)	Total ($)

Pingji Lu	2014	357,108	-	-						357,108
Chairman of the Board of Directors	2013	328,270			302,220	-	-	-	-	630,490

Xiaohong Feng	2014	288,652	-	-		-	-	-	-	288,652
Former CEO & Director	2013	273,695			251,850	-	-	-	-	525,545

Cangsang Huang	2014	150,947	-	-		-	-	-	-	150,947
Former CFO & Director	2013	147,233			151,110	-	-	-	-	298,343

Jing Lu	2014	150,123	-	-	151,110	-	-	-	-	150,123
COO & Board Secretary& Director	2013	143,676	-	-	151,110	-	-	-	-	294,786

Xuewen Yu	2014	106,815	-	-	-	-	-	-	-	106,815
Vice President	2013	99,121	-	-	-	-	-	-	-	99,121

Han Liang	2014	98,581	-	-	-	-	-	-	-	98,581
Vice President	2013	88,780	-	-	-	-	-	-	-	88,780

1.	The Company pays salaries in RMB to all executive officers every month. The actual RMB amount paid is translated to US$. The exchange rates used were the average rates of 2014 and 2013. They were 0.1622 and 0.1627.

2.	The Company enters into performance agreement with our executives each year, pursuant to which each executive is entitled to a performance bonus that is valued by the key performance indicators and goal setting set forth in the agreement. The Company did not pay bonus during 2014.

3.	The Company did not issue any stock awards to executives during 2014 and it expects to issue stock awards in 2015. The amounts listed in this column for 2014 represent the aggregate grant date fair value of equity awards. For assumptions used in determining these values, see Note 15 to the consolidated financial statements contained hereof.

Retirement Benefits

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all permanent employees and the Company established a retirement pension insurance funds for employees during the term in which they are employed. The Company does not any special retirement benefit to the Named Executive Officers in 2014.

Outstanding Equity Awards at Fiscal Year-End

The Board of Directors and the majority stockholders have adopted the 2007 Stock Incentive Plan (the “2007 Plan”). Since the adoption of the 2007 Plan, we issued incentive compensation comprised of restricted common shares of the Company, which was disclosed in a current report on Form 8-K dated July 14, 2008. 750,000 restricted shares were paid in 2008 in consideration of the performance of the employees in 2007 and were vested immediately upon issuance. No other grants have been made under the 2007 Plan.

The Board and the majority stockholders have adopted the 2010 Long Term Incentive Plan (the “2010 Plan”). Since the adoption of the 2010 Plan, on June 13, 2011, we issued equity incentive compensation comprised of options to acquire common stock of the Company to employees, officers and directors. The exercise price of the options was determined based on the fair value of the common stock at the grant date. During 2013, 30% of the options expired because certain performance goals in the stock option agreements between the Company and employees were not met.

The table below sets forth the outstanding equity awards as of December 31, 2014.

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested (h)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Pingji Lu	June 13, 2011	-	-	123,188	1.39	June 12, 2021	-	-	-	-
Xiaohong Feng	June 13, 2011	-	-	95,324	1.39	June 12, 2021	-	-	-	-
Cangsang Huang	June 13, 2011	-	-	70,980	1.39	June 12, 2021	-	-	-	-
Jing Lu	June 13, 2011	-	-	77,432	1.39	June 12, 2021	-	-	-	-

Director Compensation

The table below sets forth the compensation of our Independent Directors and former directors received for the services performed in the last year. Our directors’ compensation comprised of both cash and stock. The cash compensation is paid to all directors in US$ every quarter.

The amount that each director receives is different for each director due to his or her role on the Board.

Name and Principal Position	Year	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Heung Sang Fong Former Independent director of the Board	2014	7,188	24,840	-	-	-	-	32,028

Albert McLelland Former Independent director of the Board	2014	17,898	-	-	-	-	-	17,898

Maosheng Luo Independent director of the Board	2014	14,551	-	-	-	-	-	14,551

Mingduo Yang Independent director of the Board	2014	7,275	-	-	-	-	-	7,275

Suiyin Gao Independent director of the Board	2014	17,250	12,420	-	-	-	-	29,670

Yusheng Lin Independent director of the Board	2014	17,250	12,420	-	-	-	-	29,670

(1)	The stock awards were valued based on the closing price of our common stock on the NASDAQ on May 20, 2014, which was $2.16.

(2)	No stock awards and option awards were granted in 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of March 30, 2015, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than 5% percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name (1)	Title	Shares Ownership (2)	Percentage of Owned
Mr. Pingji Lu	Chairman	5,034,505	14.47%
Ms. Fang Nie	CFO	986,065	2.83%
Ms. Jing Lu	COO & Board Secretary & Director	726,570	2.09%
Mr. Yusheng Lin	Independent Director	5,750	0.02%
Mr. Suiyin Gao	Independent Director	5,750	0.02%
Mr. Maosheng Luo	Independent Director	-	-
Mr. Mingduo Yang	Independent Director	-	-
Directors and officers as a group with 7 persons		6,758,640	19.42%
Pope Asset Management, LLC. (3)	N/A	5,585,374	16.05%
Ms. Yuan Jiao	N/A	4,173,146	11.99%

(1)	Except the address of Pope Asset Management, LLC is 5100 Poplar Avenue, Suite 805 Memphis, TN 38137 and the address for Ms. Yuan Jiao is No. 281 Chang’an Nan Road, Yanta District, Xi’an, Shaanxi Province, China, the address of other beneficial owners is 1008 Liuxue Road, Baqiao District, Xi’an, Shaanxi Province, China 710038

(2)	Applicable percentage ownership is based on 34,800,558 shares of common stock outstanding as of March 30, 2015. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(3)	Pope Investments II LLC owns 901,542 shares of China Housing and Land Development, Inc. Pope Asset Management, LLC directly owns 4,683,832 shares of China Housing and Land Development, Inc. on behalf of its clients. Pope Asset Management, LLC, as investment advisor to Pope Investments II LLC, could be deemed to be beneficial owners of 5,585,374 shares of China Housing and Land Development, Inc. as of December 31, 2014, which was report by Form Schedule 13G on February 13, 2015.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below shows the equity compensation plan information as of December 31, 2014.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)(3)	0	0	5,559,598
Equity compensation plans not approved by security holders	Not applicable	Not Applicable	Not Applicable
Total	0	0	5,559,598

(1)	Represents shares of common stock available for issuance under our 2007 Stock Incentive Plan (the “2007 Plan”) and our 2010 Long Term Incentive Plan (the “2010 Plan”). For a description of the material items of the 2007 Plan, please see our registration statement on Form S-1/A filed with the SEC on November 5, 2009. For a description of the material items of the 2010 Plan, please see our Information Statement on Form 14C filed with the SEC on January 20, 2011.

(2)	Shares available for issuance under the 2010 Plan can be granted pursuant to stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock and any other stock-based award selected by the Plan Administrators. To date shares issued pursuant to the 2010 Plan have been issued as options and restricted stock.

(3)	Shares available for issuance under the 2007 Plan can be granted pursuant to restricted stock and to date all issuances under the 2007 Plan have been issued as restricted stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

New York Stock Exchange requirements, as well as the Company’s committee charters, require each member of the Audit, Compensation and Nominating and Corporate Governance Committees to be independent. The Board applies the definition of independence found in the New York Stock Exchange Listed Company Manual in determining which directors are independent. When determining each director’s independence, the Board also considered charitable contributions made by the Company to organizations with which each director is affiliated. We have four directors that are independent under the independence standards of S-K Item 407(a)(1). They are: Mr. Suiyin Gao, Mr. Yusheng Lin, Mr. Maosheng Luo, and Mr. Mingduo Yang.

The Company has borrowed monies from certain employees to fund the Company’s construction projects. These unsecured loans bear interest at 20% before June 2013 and 15% thereafter (2012 – 20%) per annum, are due on demand and are available to all employees.

Included in these loans are loans from the Company’s current or former executives and immediate family members:

	2014	2013
Chairman	$1,063,649	$-
Former Chief financial officer	-	660,753
Chief financial officer	1,998,517	-
Chief operating officer	1,228,121	1,220,741
	$4,290,287	$1,881,494

One of the Company’s executive officer’s spouse owns 37.83% of the common stock of Xi’an Xinxing Days Hotel & Suites (“Days Hotel”). During the year ended December 31, 2014, the Company has incurred fees of $325,146 (2013 - $97,140) to Days Hotel. As of December 31, 2014, the Company has $15,171 (2013 - $7,095) payable to Days Hotel.

The Company also has a loan payable of $42,371,789 to Days Hotel as at December 31, 2014 (2013 - $19,905,182) (Note 13). For the year ended December 31, 2014, the Company incurred $4,184,372 (2013 - $4,749,910) in interest to Days Hotel and capitalized the amounts in real estate held for development or sale. As at December 31, 2014, the Company also had $1,511,447 (2013 - $178,724) in interest payable to Days Hotel.

As at December 31, 2014, the Company also has a loan payable of $17,728,782 (RMB 110 million) (2013- $21,474,470) to XinYing (Note 13), in which an executive partner is the spouse of one of the Company’s executive officers. The Company incurred a total of $2,359,356 (2013 - $5,246,090) in interest and finance consulting fees to XinYing during the year ended December 31, 2014 and capitalized the amount in real estate held for development or sales. As at December 31, 2014, the Company also had $52,004 (2013 - $57,265) in interest payable to XinYing.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(a) Audit Fees

The aggregate fees billed and or accrued for professional services rendered by our principal accountants for the audit of our annual financial statements and review of financial statements on Form 10-Q for the year ended December 31, 2014 and 2013 were $593,833 and $597,120, respectively.

(b) Audit Related Fees

We incurred $469,393 in fees for the fiscal year ended December 31, 2014 and $327,940 in fees for the fiscal year ended December 31, 2013 for assurance and related services from our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, but were not reported under the Audit Fees section above.

Significant audit-related fees are additional fees charged for three quarter interim review services and extra time incurred to review MD&A disclosures. In addition, the auditor provides U.S. tax return filing services that were pre-approved by the Audit Committee.

(c) Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice, preparation and filing of tax returns and tax planning for the fiscal years ended December 31, 2014 and 2013 were $12,720 and $12,000, respectively.

(d) All Other Fees

All other fees billed for the fiscal years ended December 31, 2014 and 2013 were $- and $119,707, respectively. All other fees mainly include providing consents on a registration statement, review of responses to SEC comments, travel related expenses and out of pocket expenses.

Our Audit Committee consists of three Independent Directors. Our Audit Committee is the body to recommend public accounting firms as our independent auditor to the full Board of Directors for approval. The Audit Committee is also responsible for and has adopted policies and procedures for pre-approval of all audit and non-audit services to be provided by the independent auditor. The Audit Committee reviews the audit and non-audit services to be performed by the independent registered public accounting firm and provides prior approval of all such services provided by the independent auditor. The Audit Committee considers, among other things, whether the provision of specific non-audit services is permissible under existing law and whether it is consistent with maintaining the auditor’s independence. The Audit Committee then approves the audit services and any permissible non-audit services it deems appropriate. All of the fees described above under audit fees, audit related fees, tax fees and all other fees for 2014 were pre-approved by the Audit Committee pursuant to its pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS AND REPORTS ON FORM 10-K.

(a)          Financial Statements, Financial Statement Schedules and Exhibits.

(1)          Financial Statements (all financial statements listed below are of the Company and its consolidated subsidiaries):

Report of Independent Registered Public Accounting Firm contained in Item 8 hereof.

Consolidated Balance Sheets as of December 31, 2014 and 2013 contained in the Item 8 hereof.

Consolidated Statements of Operations for the years ended December 31, 2014 and 2013 contained in the Item 8 hereof.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2014 and 2013 contained in Item 8 hereof.

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013 contained in Item 8 hereof.

Consolidated Statements of Shareholder’s Equity for the years ended December 31, 2014 and 2013 contained in Item 8 hereof.

Notes to Consolidated Financial Statements contained in Item 8 hereof.

(2)          Financial Statement Schedules

Financial Statement Schedules are omitted since the required information is not present or is not present in the amounts sufficient to require submission of a schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

(3)          Exhibits

See Exhibit Index below contained herein.

EXHIBIT INDEX

NO.	DESCRIPTION OF EXHIBIT

3.1	Articles of Incorporation (incorporated by reference to the exhibits to Registrants Form SB-2 filed on October 27, 2004).
3.2	Registrant’s By-Laws (incorporated by reference to the exhibits to Registrants Form SB-2 filed on October 27, 2004).
4.1	First Amendment to Securities Purchase Agreement between the Company and Investors dated June 11, 2010 incorporated by reference from exhibit 4.1 to Form 10-Q filed on August 12, 2010.
4.2	Form of Senior Secured Convertible Note Issued by the Company incorporated by reference from exhibit 4.2 to Form 10-Q filed on August 12, 2010.
4.3	Form of Stock Purchase Warrant Issued by the Company incorporated by reference from exhibit 4.3 to Form 10-Q filed on August 12, 2010.
10.1	Securities Purchase Agreement (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 30, 2008, File Number 001-34065).
10.2	Form of Convertible debt (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 30, 2008, File Number 001-34065).
10.3	Form of Warrant (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 30, 2008, File Number 001-34065).
10.4	Form of Pledge Agreement (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 30, 2008, File Number 001-34065).
10.5	Form of Registration Rights Agreement (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on January 30, 2008, File Number 001-34065).
10.6	Framework Agreement, dated November 5, 2008, by and between the Registrant and Prax Capital China Real Estate Fund I, Ltd. (incorporated by reference to the exhibits to the Registrant’s Form 10-K filed on March 25, 2009).
10.7	Deed of Guarantee, dated November 5, 2008, made by the Registrant in favor of Success Hill Investments Limited and Prax Capital Real Estate Holding Limited (incorporated by reference to the exhibit to Registrant’s Form 8-K filed on January 28, 2009).
10.8	Employment agreement with Pingji Lu (incorporated by reference to the exhibits to Registrant’s Form S-1 Amendment No. 2 filed on July 14, 2008).
10.9	2007 Stock Incentive Plan (incorporated by reference to the exhibits to Registrant’s Form S-1 Amendment No. 8 filed on November 5, 2009).
10.10	Equity Pledge Agreement, dated January 31, 2011 by and among the Company (as Pledgor),the wholly-owned China-incorporated subsidiary of the Company, Tsining Housing Development Co., Ltd. (as Obligor), and Tianjin Cube Xindao Equity Investment Fund Partnership, Tianjin Cube Xinde Equity Investment Fund Partnership, Tianjin Cube Xinren Equity Investment Fund Partnership, and Tianjin Cube Xinyi Equity Investment Fund Partnership (collectively, as Pledgees)(incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 4, 2011).
10.11	Guarantee Agreement, dated January 31, 2011 by and among the Company (as Guarantor), the wholly-owned China-incorporated subsidiary of the Company, Tsining Housing Development Co., Ltd. (as Obligor), and Tianjin Cube Xindao Equity Investment Fund Partnership, Tianjin Cube Xinde Equity Investment Fund Partnership, Tianjin Cube Xinren Equity Investment Fund Partnership, and Tianjin Cube Xinyi Equity Investment Fund Partnership (collectively, as Lenders)(incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 4, 2011).
10.12	Share Charge Deed, dated January 31, 2011 by and among Wayfast Holdings Limited (as Chargor) and the Lenders (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 4, 2011).

10.13	Financial Consultant Agreement, dated January 31, 2011 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 4, 2011).
10.14	Entrustment Loan Agreements #1, #2, #3 and #4, dated January 31, 2011 by and among a subsidiary of the Company and certain lenders (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 4, 2011).
10.15	Project Financing Agreement, dated January 31, 2011 by and among a subsidiary of the Company and the Lenders (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 4, 2011).
10.16	2010 Long-Term Incentive Plan (incorporated by reference to the exhibits to Registrant’s Information Statement on Schedule 14C filed on January 20, 2011).
10.17	Amendment No. 1 to the Equity Pledge Agreement, dated December 6, 2011 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 1, 2012).
10.18	Amendment No. 1 to Guarantee Agreement, dated December 6, 2011 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 1, 2012).
10.19	Amendment No. 1 to Share Charge Agreement, dated December 6, 2011(incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 1, 2012).
10.20	Entrustment Loan Supplemental Agreement, dated January 26, 2012 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 1, 2012).
1021	Entrustment Loan Supplemental Agreement, dated January 26, 2012 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 1, 2012).
10.22	Entrustment Loan Supplemental Agreement, dated January 26, 2012 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 1, 2012).
10.23	Entrustment Loan Supplemental Agreement, dated January 26, 2012 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 1, 2012).
10.24	Supplemental Agreement to the Project Financing Agreement, dated January 26, 2012 (incorporated by reference to the exhibits to Registrant’s Form 8-K filed on February 1, 2012).
10.25	Director service agreement for Yusheng Lin, dated September 1, 2010 (incorporated by reference to the exhibits to Registrant’s Form 10-K filed on April 1, 2013).
10.26	Director service agreement for Suiyin Gao, dated September 1, 2010 (incorporated by reference to the exhibits to Registrant’s Form 10-K filed on April 1, 2013).
10.27*	Director Service Agreement for Maosheng Luo.
10.28*	Director Service Agreement for Mingduo Yang.

21.1*	List of subsidiaries.
23.1*	Consent of MNP LLP.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1+	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2+	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS *	XBRL Instance Document.
101.SCH *	XBRL Taxonomy Extension Schema Document.
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith

+Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

CHINA HOUSING AND LAND DEVELOPMENT, INC.

March 30, 2015	By:	/s/ Pingji Lu
Name: Pingji Lu
Title: Chief Executive Officer
(Principal Executive Officer)

March 30, 2015	By:	/s/ Fang Nie
Name: Fang Nie
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Pingji Lu and Fang Nie, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Pingji Lu	Chairman of the Board & Chief Executive Officer	March 30, 2015
Pingji Lu

/s/ Fang Nie	Chief Financial Officer	March 30, 2015
Fang Nie	(Principal Financial and Accounting Officer)

/s/ Jing Lu	Chief Operating Officer & Director	March 30, 2015
Jing Lu

/s/ Maosheng Luo	Independent Director	March 30, 2015
Maosheng Luo

/s/ Yusheng Lin	Independent Director	March 30, 2015
Yusheng Lin

/s/ Mingduo Yang	Independent Director	March 30, 2015
Mingduo Yang

/s/ Suiyin Gao	Independent Director	March 30, 2015
Suiyin Gao

