Form 10-Q
period 2015-03-31
China Housing & Land Development, Inc.
filed 2015-05-14
CIK 1303330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

86-029-8332-8813

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

The number of shares of Common Stock outstanding on May 13, 2015 was 6,960,369 shares.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Unaudited Interim Condensed Consolidated Balance Sheets

As of March 31, 2015 and December 31, 2014

	March 31, 2015	December 31, 2014
ASSETS
Cash	$8,260,186	$33,223,127
Cash - restricted	89,709,270	90,328,084
Accounts receivable, net of allowance for doubtful accounts of $580,450 and $579,926, respectively	23,345,523	33,041,324
Other receivables, prepaid expenses and other assets	10,382,084	9,377,150
Real estate held for development or sale	376,101,436	374,083,969
Property and equipment, net	42,824,394	43,383,002
Advance to suppliers	1,368,742	1,033,359
Deposits on land use rights	16,131,634	16,136,415
Intangible assets, net	23,713,295	23,561,951
Goodwill	1,923,789	1,922,053
Deferred financing costs	169,943	438,926
Total assets	$593,930,296	$626,529,360

LIABILITIES
Accounts payable	$61,863,875	$75,845,987
Advances from customers	38,654,619	35,172,506
Accrued expenses	23,709,953	21,842,922
Income taxes payable	23,238,664	24,280,260
Other taxes payable	10,920,606	9,318,119
Other payables	14,340,659	11,692,913
Loans from employees	30,258,726	29,819,381
Loans payable	266,184,928	293,660,575
Deferred tax liability	14,121,278	14,395,327
Total liabilities	483,293,308	516,027,990

SHAREHOLDERS’ EQUITY
Common stock: $0.001 par value, authorized 20,000,000 shares; Issued 6,960,145 and 6,960,145, respectively	6,960	6,960
Additional paid in capital	52,511,350	52,511,350
Statutory reserves	11,700,198	11,700,198
Retained earnings	23,568,139	24,046,686
Accumulated other comprehensive income	22,850,341	22,236,176
Total shareholders’ equity	110,636,988	110,501,370

Total liabilities and shareholders’ equity	$593,930,296	$626,529,360

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Unaudited Interim Condensed Consolidated Statements of Loss

For The Three Months Ended March 31, 2015 and 2014

	3 Months March 31, 2015	3 Months March 31, 2014
REVENUES
Real estate sales	$20,674,496	$15,806,784
Other income	3,147,781	6,235,627
Total revenues	23,822,277	22,042,411

COST OF SALES
Cost of real estate sales	18,224,596	12,716,886
Cost of other revenue	1,732,632	4,009,457
Total cost of revenues	19,957,228	16,726,343

Gross margin	3,865,049	5,316,068

OPERATING EXPENSES
Selling, general, and administrative expenses	3,249,989	3,989,482
Stock-based compensation	-	132,840
Other expenses	6,204	3,907
Financing expense	1,072,822	1,394,530
Total operating expenses	4,329,015	5,520,759

Loss from disposal of property and equipment	-	563,710

Loss before provision for income taxes	(463,966)	(768,401)

Provision for income taxes	25,720	17,036
Recovery of deferred taxes	(11,139)	(11,384)
Provision for income taxes	14,581	5,652

NET LOSS	$(478,547)	$(774,053)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	6,960,145	6,903,632

Diluted	6,960,145	6,903,632

NET LOSS PER SHARE
Basic	$(0.07)	$(0.11)

Diluted	$(0.07)	$(0.11)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Unaudited Interim Condensed Consolidated Statements of Comprehensive Income (Loss)

For The Three Months Ended March 31, 2015 and 2014

	3 Months March 31, 2015	3 Months March 31, 2014

NET LOSS	$(478,547)	$(774,053)

OTHER COMPREHENSIVE INCOME
Gain (loss) in foreign exchange	614,165	(6,511,663)

COMPREHENSIVE INCOME (LOSS)	$135,618	$(7,285,716)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARIES

Unaudited Interim Condensed Consolidated Statements of Cash Flows

For The Three Months Ended March 31, 2015 and 2014

	March 31, 2015	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(478,547)	$(774,053)
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation	633,935	591,907
Stock-based compensation	-	132,840
Loss on disposal of property and equipment	-	563,710
Amortization of intangible assets	55,252	12,610,339
Recovery of deferred income taxes	(11,139)	(11,384)
(Increase) decrease in assets:
Accounts receivable	9,667,917	(876,377)
Other receivable prepaid expenses and other assets	(937,971)	(1,735,046)
Real estate held for development or sale	(1,569,229)	(62,583,224)
Advances to suppliers	(332,197)	(443,760)
Deposit on land use right	19,243	30,665,151
Deferred finance costs	267,795	188,146
Increase (decrease) in liabilities:
Accounts payable	(13,967,221)	(15,956,843)
Advances from customers	3,429,857	5,956,860
Accrued expenses	1,837,402	(1,344,586)
Other payables	2,621,570	1,975,624
Income and other taxes payable	474,679	426,456
Net cash provided by (used in) operating activities	1,711,346	(30,614,240)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(140,072)	(382,635)
Net cash used in investing activities	(140,072)	(382,635)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	696,255	2,871,458
Loans from external parties	16,452,807	24,648,464
Repayments on loans	(43,938,295)	(7,374,873)
Loans from employees, net	409,959	5,277,131
Purchase of treasury stock	-	(318,589)
Net cash (used in) provided by financing activities	(26,379,274)	25,103,591

DECREASE IN CASH	(24,808,000)	(5,893,284)

Effects on foreign currency exchange	(154,941)	(491,471)

CASH, beginning of period	33,223,127	21,320,071

CASH, end of period	$8,260,186	$14,935,316

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Unaudited Interim Condensed Consolidated Statements of Shareholders’ Equity

As of March 31, 2015 and December 31, 2014

	Common Stock		Additional Paid in	Statutory	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Reserves	Earnings	Income	Totals
BALANCE, December 31, 2014	6,960,145	$6,960	$52,511,350	$11,700,198	$24,046,686	$22,236,176	$110,501,370
Net loss for the period	-	-	-	-	(478,547)	-	(478,547)
Foreign currency translation adjustment	-	-	-	-	-	614,165	614,165
BALANCE, March 31, 2015	6,960,145	$6,960	$52,511,350	$11,700,198	$23,568,139	$22,850,341	$110,636,988

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Note 1 – Business, Organization and Basis of Presentation

China Housing & Land Development, Inc. (“CHLN”) is a Nevada corporation, originally incorporated on July 6, 2004 under the name Pacific Northwest Productions Inc. CHLN and its subsidiaries (the “Company”) are engaged in acquisition, development, management, and sale of commercial and residential real estate properties located primarily in Xi’an, Shaanxi Province, People’s Republic of China (the “PRC” or “China”).

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

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s interim condensed consolidated balance sheet as at March 31, 2015, the Company’s interim condensed consolidated statements of loss and comprehensive income (loss) for the three months ended March 31, 2015 and March 31, 2014, and the Company’s interim condensed consolidated statements of cash flows for the three months ended March 31, 2015 and March 31, 2014. These adjustments consist of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year.

The unaudited interim condensed consolidated financial statements are based on accounting principles that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K filed on March 31, 2015 for the year ended December 31, 2014 (“2014 Annual Report”); except as disclosed below. They do not include certain footnote disclosures and financial information normally included in annual consolidated financial statements prepared in accordance with GAAP and, therefore, should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s 2014 Annual Report.

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current presentation. The effects of the reclassifications were not material to the Company’s interim condensed consolidated financial statements.

Accounting Principles Recently Adopted

On April 10, 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). The guidance amends the guidance in FASB Accounting Standards Codification (FASB ASC) 205, Presentation of Financial Statements, and FASB ASC 360, Property, Plant, and Equipment, to change the definition of discontinued operations and the criteria for reporting discontinued operations and require expanded disclosures about discontinued operations. A discontinued operation may include a component or group of components of an entity, or a business or nonprofit activity. In accordance with the new guidance, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results would qualify as discontinued operations. In addition, ASU 2014-08 (a) expands the disclosure requirements for disposals that meet the definition of a discontinued operation; (b) requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations; and (c) conforms the definition of “discontinued operations” similarly to how it is defined under IFRS 5, Non-current Assets Held for Sale and Discontinued Operations. The amendments in this update are effective in the first quarter of 2015. The adoption of ASU 2014-08 did not have a material impact on the Company’s consolidated financial statements.

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

In April 2015, FASB issued ASU 2015-03 “Interest – Imputation of interest (Subtopic 835-30): Simplifying the presentation of Debt Issuance Costs”. The updates are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. To simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this amendment. The new guidance should be applied on a retroactive basis. The guidance in this section does not apply to the amortization of premium and discounts of assets and liabilities that are reported at fair value and the debt issuance costs of liabilities that are reported at fair value. The Company is currently assessing the impact of this new standard.

Foreign Exchange Rates Used:

	March 31, 2015	December 31, 2014	March 31, 2014
Period end RMB/U.S. Dollar exchange rate	6.1990	6.2046	6.2164
Average RMB/U.S. Dollar exchange rate	6.2360	6.1620	6.1018

Note 3 – Supplemental Disclosure of Cash Flow Information

Income taxes paid amounted to $1,078,601 and $587,733 for three months ended March 31, 2015 and 2014, respectively. Interest paid for three months ended March 31, 2015 and 2014 amounts to $5,364,937and $7,019,732, respectively.

Note 4 – Restricted Cash

The following summarizes the restricted cash held by the Company:

	March 31, 2015	December 31, 2014
Banks’ security requirement in providing mortgages to home buyers	$2,609,738	$2,577,788
Guaranteed deposits for loans with foreign banks (Note 12)	87,099,532	87,536,586
Government regulatory fees	-	213,710
	$89,709,270	$90,328,084

Note 5 – Real Estate Held for Development or Sale

The following summarizes the components of real estate inventories as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Real estate projects completed and held for sale
Junjing I	$1,611,935	$1,610,480
Junjing II	81,352	81,277
Gangwan	9,608	9,600
Junjing III	796,249	802,364
Puhua Phase I	5,126,370	5,421,141
Puhua Phase II – West Region and New Coastal Line	6,474,980	6,692,581
Real estate completed and held for sale	14,100,494	14,617,443

Real estate projects held for development
Puhua Phase II (East Region), III, IV and V	93,771,573	98,207,424
Park Plaza	56,917,930	59,308,044
Golden Bay	158,481,214	150,562,541
Jiyuan	29,296,886	29,784,510
Golden Bay Apartment	16,212,442	14,529,266
Other	7,320,897	7,074,741
Real estate held for development	362,000,942	359,466,526

Total real estate held for development or sale	$376,101,436	$374,083,969

Note 6 – Accounts Receivable

Accounts receivable consist of the following as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Accounts receivable	$23,925,973	$33,621,250
Allowance for doubtful accounts	(580,450)	(579,926)
Accounts receivable, net	$23,345,523	$33,041,324

Note 7 – Other Receivables, Prepaid Expenses and Other Assets

Other receivables, prepaid expenses and other assets consist of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Interest receivable (a)	$4,767,774	$3,954,195
Other receivables (b)	4,061,695	4,063,747
Allowance for doubtful receivables	(146,484)	(147,940)
Prepaid expenses	1,662,439	1,473,512
Prepaid other tax expenses	36,660	33,636
Other receivables, prepaid expenses and other assets, net	$10,382,084	$9,377,150

(a)	Interest receivable represents interest income accrued on the restricted cash pledged as security for the loans obtained from Bank of Communications Offshore Branch, Bank of China Macau Branch, Bank of China Singapore branch and LUSO International Bank.

(b)	Other receivable mainly represents various deposits made to government agencies and/or utility companies as security or guarantee during the project construction. These amounts will be refunded when the projects are completed.

Note 8 – Property and Equipment

Property and equipment consist of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Income producing properties and improvements	$18,215,549	$21,469,734
Buildings and improvements	32,147,257	28,808,632
Electronic equipment	1,089,117	1,089,142
Vehicles	795,309	794,591
Computer software	323,589	323,578
Office furniture	907,597	904,601
Total	53,478,418	53,390,278
Accumulated depreciation	(10,654,024)	(10,007,276)
Property and equipment, net	$42,824,394	$43,383,002

Depreciation expense for the three months ended March 31, 2015 and 2014 amounted to $633,935 and $591,907, respectively.

Note 9 – Intangible Assets

The intangible assets consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Development right acquired (a)	$52,095,265	$52,048,245
Land use right acquired (b)	8,794,216	8,786,279
Construction license acquired (c)	1,214,417	1,213,321
	62,103,898	62,047,845
Accumulated amortization	(38,390,603)	(38,485,894)
Intangible assets, net	$23,713,295	$23,561,951

(a)	The development right for 487 acres of land in Baqiao Park was obtained from the acquisition of New Land in fiscal 2007. The intangible asset has a finite life. The development right will expire on June 30, 2016.

The Company acquired the land use right for the remaining parcel of the Golden Bay project and recorded amortization of $12,553,872 during the first quarter of 2014 and capitalized this amount in the real estate held for development or sale. The Company acquired the land use right for the Company’s head office and certain future resident project and recorded amortization of $5,222,987 during the second quarter of 2014. $2,121,055 was capitalized in the Company’s buildings and improvements and $3,101,932 in the real estate held for development or sale.

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

Upon the acquisition of Puhua’s land use right in 2009, the Company recorded $4,665,592 of amortization on the development right and capitalized the amount in the real estate held for development or sale. The capitalized amortization amount is expensed as part of the cost of real estate sales as Puhua recognizes its real estate sales revenues under the percentage of completion method.

(b)	The land use right was acquired through the acquisition of Suodi. The land use right certificate will expire in November 2048. The Company amortizes the land use right over 39 years starting from the date of acquisition. For the three months ended March 31, 2015, the Company has recorded $55,252 of amortization expense on the land use rights (March 31, 2014 - $56,467). The amortization was included in selling, general and administrative expenses. For the next five years, the Company will amortize approximately $220,000 annually on the land use right.

(c)	The construction license was acquired through the acquisition of Xinxing Construction. The construction license, which is subject to renewal every 5 years, is not amortized and has an indefinite estimated useful life because management believes it will be able to continuously renew the license in future years. The license is subject to renewal on January 1, 2016.

No impairment write-down was recognized for the three months ended March 31, 2015 and 2014, respectively, on the intangible assets.

Note 10 – Accrued Expenses

	March 31, 2015	December 31, 2014
Accrued expenses	$16,443,867	$18,625,788
Accrued interest on loans	7,266,087	3,217,134
Total	$23,709,953	$21,842,922

Note 11 – Loans from Employees

The Company has borrowed monies from certain employees to fund the Company’s construction projects. All loans from employees have a six month maturity period. These unsecured loans bear interest at 15% (December 31, 2014 – 15%) per annum and are available to all employees.

 Included in these loans are loans from the Company’s executives:

	March 31, 2015	December 31, 2014
Chairman	$2,123,874	$1,063,649
Chief financial officer	2,115,859	1,998,517
Chief operating officer	1,461,866	1,228,121
Total	$5,701,599	$4,290,287

Note 12 – Loans Payable

	March 31, 2015	December 31, 2014

Construction Bank of China
Annual interest rate is 105% of People’s Bank of China prime rate (5.75%). The loan is secured by the Park Plaza Phase I project and land use right. The repayment schedule is as follows: the loan is due on May 29, 2016. The loan is also subject to certain repayment requirements based on percentage of sales contracts signed over total estimated sales amount of Park Plaza Phase I.	$15,809,001	$19,662,831

Bank of China, Macau Branch
Originally due on December 16, 2013 and extended to December 16, 2015, annual interest rate is based on 3-month London interbank offered rate (“LIBOR”) rate plus 2.5%, and the loan is also subject to a 1.3% handling fee making effective interest rate 4.06%. The 3-month LIBOR rate on March 31, 2015 was 0.2604% (December 31, 2014 - 0.2457%), secured by $32,263,268 (RMB200 million) of restricted cash.	31,000,000	31,000,000

Bank of Communications Offshore Branch (Loan 1)
Due on November 13, 2015, annual interest rate is 2.9%, secured by $36,296,177 (RMB225 million) of restricted cash and it is also subject to a 0.3% handling fee. The effective interest rate is 3.2%.	30,000,000	30,000,000

LUSO International Bank (1)
The Company signed an agreement for a line of credit of $8 million with LUSO International Bank. The amount that can be withdrawn is limited to 97% of the restricted cash secured for the line of credit. The total amount will be due on January 27, 2016. As of March 31, 2015, the Company has drawn $7,761,153 from the line of $9.7 million which is 96% of $ 8,065,817 (RMB50 million) restricted cash secured. Annual interest is based on the 12-month LIBOR rate plus 2.9%. The 12-month LIBOR rate on March 31, 2015 was 0.6609% (December 31, 2014 - 0.6044%).	7,761,153	7,761,153

Xi’an Xinxing Days Hotel & Suites Co., Ltd. (“Days Hotel”) (Note 18)
There are several loans from Days Hotel, including: $161,316 (RMB1 million) due on April 1, 2015; $419,422 (RMB2.6 million) due on April 19, 2015; $1,129,214 (RMB7 million) due on April 26, 2015; $20,793,678 (RMB128.9 million) due on April 30, 2015; $806,582 (RMB5 million) due on May 13, 2015; $8,065,817 (RMB50 million) due on June 13, 2015; $1,613,163 (RMB10 million) due on November 4, 2015; $1,774,480 (RMB11 million) due on November 26, 2015; $8,065,817 (RMB50 million) due on January 9, 2016. $4,291,014 (RMB26.6 million) of the loan has an annual interest rate of 15%; $38,538,474 (RMB238.9 million) of the loan has an annual interest rate of 20%. The loans due in April and May 2015 were either repaid or extended subsequent to the period end (note 19).	42,829,489	42,371,788

Zhongyuan Trust
Annual interest rate is 15.11%, including to a 0.9% handling fee. This loan is secured by the land use right of Golden Bay B and guaranteed by Tsining and the president. The repayment terms are as follows: $4,839,490 (RMB30 million) due on August 3, 2016; $11,292,144 (RMB70 million) due on February 3, 2017.	16,131,634	-

Shanghai XinYing Fund, LLC (“XinYing”)
The loans bears interest at 9.6% per annum plus a consulting fee per quarter at $503,306 (RMB3 million). The effective interest rate is 23.65% (Note 18). The loan is secured by 100% ownership of Xinxing Construction’s shares, corporate guarantee from Tsining, Puhua, and the Company. The repayment terms of the loan are as follows: $2,419,745 (RMB15 million) due on June 1, 2015; $15,325,052 (RMB95 million) due on August 7, 2015.	17,744,798	17,728,782

LUSO International Bank (2)
The Company signed an agreement for a line of credit of $34 million with LUSO International Bank. The amount that can be withdrawn is limited to 100% of the restricted cash secured for the line of credit. The total amount is due on November 4, 2015, the Company has drawn $9,816,500 from the line and is 98% of $10,022,584 (RMB62 million) restricted cash secured. Annual interest rate is based on the twelve-month LIBOR rate plus 2.7%. The twelve-month LIBOR rate as of March 31, 2015 was 0.6609% (December 31, 2014 - 0.6044%).	9,816,500	9,816,500

Shenzhen Qianhai Dinghui Equity Investment Fund Partnership (“Dinghui”)
Originally due on August 7, 2014 and March 22, 2015, the loan’s repayment terms have been extended to as follows: $16,131,634 (RMB100 million) due on June 5, 2015, and $8,065,817 (RMB50 million) due on June 20, 2015. The loan has an annual interest rate of 24%, and is secured by the land use rights of head office, Golden Bay apartment, and Golden Bay A.	24,197,451	56,409,760

Bank of Communications
Annual interest rate is 120% of the People’s Bank of China prime rate (5.75%). The loan is secured by a portion of the Puhua Phase III project and land use right. The repayment schedule is as follows: December 20, 2015 - $12,905,307 (RMB80 million); and December 20, 2016 - $3,226,327 (RMB20 million).	16,131,634	24,175,611

Bank of Communications
Annual interest rate is 130% of the People’s Bank of China prime rate (5.75%). The loan is secured by a portion of the Puhua Phase IV project and land use right. The loan is due on June 3, 2017. The loan is also subject to certain repayment terms based on percentage of sales contracts signed over total estimated sales of Puhua Phase IV.	14,518,470	14,505,368

Bank of Xi’an, Weilai Branch
Annual interest rate is 130% of the People’s Bank of China prime rate (5.75%) The loan is secured by a portion of the Puhua Phase II project and land use rights. The loan was originally due on April 24, 2015 and was extended subsequent to period end (note 19). The loan is also subject to certain repayment requirements based on percentage of sales contracts signed over total estimated sales amounts of Puhua Phase II.	17,744,798	17,728,782

Bank of Communications Offshore Branch (2)
Due on March 17, 2016, annual interest is based on 6-month LIBOR rate plus 2.8% and the loan is also subject to a 0.7% financing fee, with an effective annual interest rate of 3.5%. The 6-month LIBOR rate on March 31, 2015 was 0.378% (December 31, 2014 - 0.3443%). The loan is specifically for the retirement of the $31 million Bank of China, Singapore Branch loan. The use of the fund is restricted by the bank until the fund is used to repay the intended loan.	22 ,500,000	22,500,000

Total	$266,184,928	$293,660,575

Except for the loans from Bank of China Macau Branch, LUSO International Bank (2) and Bank of Communications Offshore Branch (1), which were drawn to repay mandatorily redeemable non-controlling interest in Subsidiaries and the loans from LUSO International Bank (1) and Bank of Communications Offshore Branch (2) were used to repay the loans from Bank of the Singapore Branch, which were drawn to repay convertible debt, all other loans were drawn to directly finance construction projects and the interest paid was capitalized and allocated to various real estate construction projects or expensed if the interest costs did not meet the capitalization criteria.

The $36 million of restricted cash, corresponds to a $30 million loan from Bank of Communications Offshore Branch (1), the $32 million of restricted cash corresponds to a $31 million loan from Bank of China, Macau Branch, $10 million of restricted cash corresponds to a $9.82 million loan from LUSO International Bank (2) and $8 million of restricted cash corresponds to a $7.76 million loan from LUSO International Bank (1). These borrowings were incurred in Hong Kong to repay certain loans that were due, however the majority of the Company’s cash resided in mainland China and to wire funds from mainland China to Hong Kong is subject to foreign exchange restrictions imposed by the PRC government. Thus, in order for us to repay our Hong Kong and overseas counterparties, the Company had to utilize the special lending facilities provided by major PRC banks and foreign financial institutions (i.e., LUSO International Bank and Bank of China) to allow the Company to borrow outside of mainland China using cash we have in mainland China as guarantees.

The loans payable balances were secured by certain of the Company’s real estate held for development or sale and land use rights with a carrying value of $195,494,485 on March 31, 2015 (December 31, 2014 - $398,636,841). No buildings or income producing properties and improvements were pledged as at March 31, 2015.The weighted average interest rate on loans payable as of March 31, 2015 was 9.25% (December 31, 2014 – 9.78%).

The loans from Bank of Xi’an, Weilai Branch, Construction Bank of China and Bank of Communications are subject to certain repayment terms based on certain percentage of units sold in Puhua Phase II, Park Plaza projects, Puhua Phase III and IV. Based on these repayment terms, Bank of Xi’an, Weilai Branch, Construction Bank of China and Bank of Communications can demand repayment of all remaining balances outstanding at any time.

The principal repayment requirements over the following 2 years are as follows:

Due in 1 year	$242,292,141
1 – 2 years	23,892,787
Total	$266,184,928

Note 13 – Shareholders’ Equity

Common Stock

No shares were issued or retired during the first quarter of 2015.

The Company consolidated its issued and outstanding common stocks on a basis of one new common stock for every five common stocks subsequent to the period end (note 20). These interim condensed consolidated financial statements have been retrospectively restated, including loss per share, to account for the Company’s share consolidation.

Stock Options

On June 13, 2011, the Company granted 245,551 options to acquire common stock of the Company to employees, officers and directors. The exercise price of the options was determined based on the fair value of the common stock at the grant date.

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

All of the options were vested by end of 2014, no compensation expense were recognized during the three months ended March 31, 2015 (March 31, 2014-$132,840).

Note 14 – Other Revenue

	For the three months ended
	March 31,	March 31,
	2015	2014
Interest income	$836,813	$1,114,065
Rental income	237,783	245,695
Income from property management services	1,391,231	1,284,066
External construction contracts	681,954	2,965,507
Additional compensation received in connection with TangDu project	-	612,912
Miscellaneous income	-	13,382
Total	$3,147,781	$6,235,627

Note 15 – Segment Reporting

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

Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company’s unaudited interim condensed consolidated financial statements during the three months ended March 31, 2015 and March 31, 2014 are as follows:

For the three months ended March 31, 2015:

	Real Estate			Adjustments
	Development			and
	and Sales	Construction	All Other	Eliminations		Consolidated
Revenues from external customers	$20,674,496	$681,954	$1,391,231	$-		$22,747,681
Intersegment revenues	-	3,875,059	-	(3,875,059	)(1)	-
Rental from external customers	237,783	-	-	-		237,783
Miscellaneous income (mainly interest income)	835,142	-	1,671	-		836,813
Total revenue	$21,747,421	$4,557,013	$1,392,902	$(3,875,059)		$23,822,277

Financing expense	$997,773	$48,465	$26,585	$-		$1,072,822
Segment profit (loss) before taxes	$(697,972)	$(26,218)	$215,145	$45,078	(1)	$(463,967)
Total assets	$573,181,223	$27,275,467	$89,691,498	$(96,217,892	)(2)	$593,930,296

For the three months ended March 31, 2014:

	Real Estate Development and Sales	Construction	All Other	Adjustments and Elimination		Consolidated
Revenues from external customers	$15,806,784	$2,965,507	$1,284,066	$-		$20,056,357
Intersegment revenues	-	4,394,865	-	(4,394,865	)(1)	-
Rental from external customers	223,720	21,975	-	-		245,695
Other miscellaneous income
(mainly interest income)	1,736,816	-	3,543	-		1,740,359
Total Revenue	$17,767,320	$7,382,347	$1,287,609	$(4,394,865)		$22,042,411
Financing expense	$1,385,165	$6,690	$2,675	$-		$1,394,530
Segment (loss) profit before taxes	$(557,137)	$5,698	$(47,050)	$(169,912	)(1)	$(768,401)
Total assets	$848,178,722	$81,485,867	$150,681,933	$(464,936,658	)(2)	$615,409,864

(1) These represent revenues earned from construction service performed by Xinxing Construction for Real Estate Development and Sales segment and its profits. They are eliminated upon consolidation.

(2) The adjustment represents long-term investments in Subsidiaries and inter-subsidiary balances eliminated upon consolidation.

Note 16 – Loss per Share

Loss per share for the three months ended March 31, 2015, and 2014 were determined by dividing net loss for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

All outstanding options have anti-dilutive effects on the loss per share and were therefore excluded from the determination of three months ended March 31, 2015 and 2014 diluted earnings per share calculation.

Note 17 – Commitments and Contingencies

In connection with the loans borrowed from XinYing (Notes 12 and 19), the Company also signed a finance consulting agreement with XinYing whereby the Company is committed to pay consulting fees on a quarterly basis up to August 2015 for financing services provided.

Additionally, the Company had various commitments related to land use right acquisitions with unpaid balances of approximately $16.1 million. The balances are not due until the vendor removes the existing building on the land and changes the zoning status of the land use right certificate. Based on the current condition, the Company estimates that the balances will be paid in 2015.

All future payments required under the various agreements are summarized below:

	Payment due by period
Commitments and		Less than					After
Contingencies	Total	1 year	1-2 years	2-3 years	3-4 years	4-5 years	5 years
Consulting fees	$715,814	$715,814	$-	$-	$-	$-	$-
Land use rights	16,131,634	16,131,634	-	-	-	-	-
Total	$16,847,448	$16,847,448	$-	$-	$-	$-	$-

The Company from time to time has to renew certain real estate development licenses in the normal course of business. Management believes the Company will be able to continuously renew these licenses.

Note 18 – Related Party Transactions

The spouse of one of the Company’s executive officers owns 37.83% of the common stock of Days Hotel. During the three months ended March 31, 2015, the Company incurred $16,828 March 31, 2014 - $10,001 in fees to Days Hotel. The fees incurred include meal and hotel rooms charges. As of March 31, 2015, the Company had $14,440 December 31, 2014 – $15,171 fees payable to Days Hotel.

The Company also has a $42,829,489 loan payable to Days Hotel as of March 31, 2015 (December 31, 2014 - $42,371,789) (Note 12). For the three months ended March 31, 2015, the Company incurred $2,987,791 (March 31, 2014 - $1,010,258) of interest expense to Days Hotel and capitalized the amounts in real estate held for development or sales. As of March 31, 2015, the Company also had $4,114,652 (December 31, 2014 - $1,571,477) interest payable to Days Hotel.

As of March 31, 2015, the Company also has a $17,744,798 (RMB110 million) (December 31, 2014 - $17,728,782) loan payable to XinYing (Note 12), in which an executive partner is the spouse of one of the Company’s executive officers. The Company incurred a total of $903,299 interest expense and finance consulting fees payable to XinYing during the three months ended March 31, 2015 (March 31, 2014 - $1,669,669) and capitalized the amount in real estate held for development or sales. As of March 31, 2015, the Company had $109,400 (December 31, 2014 - $52,004) in interest payable to XinYing.

Note 19 – Subsequent Event

Subsequent to the quarter end the Company received $27,423,778 (RMB 170 million) loans from Zhongyuan Trust, the loan matures on June 5, 2017, has an annual interest rate of 15.11%. The loan is secured with Golden Bay land use right A.

The Company repaid total of $3,048,879 (RMB 18.9 million) Days Hotel loans subsequent to the quarter end, and extended $18,874,012 (RMB 117 million) Days Hotel loans to December 31, 2015. The Company also repaid the $24,197,451 (RMB 150 million) Dinghui loan subsequent to the quarter end.

The Company also extended the loan with Bank of Xi’an to as follows: $6,452,654 (RMB 40 million) due on June 30, 2015; $4,839,490 (RMB 30 million) due on September 30, 2015; $4,839,490 (RMB 30 million) due on December 31, 2015, and $1,613,164 (RMB 10 million) due on April 24, 2016.

Note 20 – Reverse Stock Split

On April 22, 2015, China Housing & Land Development, Inc. (the “Company”) filed a Certificate of Change pursuant to Nevada Revised Statutes (“NRS”) Section 78.209 with the Secretary of State of Nevada to effect a reverse stock split of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and the proportional decrease of the Company’s authorized shares of Common Stock at a ratio of one-for-five (1-for-5) (the “Reverse Split”) from 100 million shares authorized to 20 million shares authorized. The Reverse Split was authorized by the Board of Directors of the Company pursuant to Section 78.207 of the NRS on April 3, 2015 and, pursuant to the Certificate of Change, became effective as of April 24, 2015.

The Company’s shares outstanding immediately prior to the Reverse Stock Split totaled 34,800,558, which were adjusted to 6,960,145 shares outstanding as a result of the Reverse Stock Split, compared with post-split of 6,960,145 shares (34,800,558 shares prior to the split) outstanding as of December 31, 2014. No fractional shares were issued in connection with the Second Reverse Stock Split. Stockholders who otherwise would have been entitled to receive a fractional share in connection with the Reverse Stock Split received one whole post–split share.

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

The unaudited interim condensed consolidated financial statements are based on accounting principles that are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. They do not include certain footnote disclosures and financial information normally included in annual consolidated financial statements prepared in accordance with GAAP and, therefore, should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s 2014 Annual Report.

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

The following table summarizes the components of real estate inventories as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Real estate projects completed and held for sale
Junjing I	$1,611,935	$1,610,480
Junjing II	81,352	81,277
Gangwan	9,608	9,600
Junjing III	796,249	802,364
Puhua Phase I	5,126,370	6,608,809
Puhua Phase II – West Region and New Coastal Line	6,474,980	5,504,913
Real estate completed and held for sale	14,100,494	14,617,443

Real estate projects held for development
Puhua Phase II (East Region), III, IV and V	93,771,573	98,207,424
Park Plaza	56,917,930	59,308,044
Golden Bay	158,481,214	150,562,541
Jiyuan	29,296,886	29,784,510
Golden Bay Apartment	16,212,442	14,529,266
Other	7,320,897	7,074,741
Real estate held for development	362,000,942	359,466,526

Total real estate held for development or sale	$376,101,436	$374,083,969

Intangible assets

The intangible assets consisted of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Development right acquired (a)	$52,095,265	$52,048,246
Land use right acquired (b)	8,794,216	8,786,279
Construction license acquired (c)	1,214,417	1,213,321
	62,103,898	62,047,845
Accumulated amortization	(38,390,603)	(38,485,894)
Intangible assets, net	$23,713,295	$23,561,951

(a)	The development right for 487 acres of land in Baqiao Park was obtained from the acquisition of New Land in fiscal 2007. The intangible asset has a finite life. The development right will expire on June 30, 2016.

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

Upon the acquisition of Puhua’s land use right in 2009, the Company recorded $4,665,592 of amortization on the development right and capitalized the amount in the real estate held for development or sale. The capitalized amortization amount is expensed as part of the cost of real estate sales as Puhua recognizes its real estate sales revenues under the percentage of completion method.

(b)	The land use right was acquired through the acquisition of Suodi. The land use right certificate will expire in November 2048. The Company amortizes the land use right over 39 years starting from the date of acquisition. For the three months ended March 31, 2015, the Company has recorded $55,252 of amortization expense on the land use rights (March 31, 2014 - $56,467). The amortization was included in selling, general and administrative expenses. For the next five years, the Company will amortize approximately $220,000 annually on the land use right.

(c)	The construction license was acquired through the acquisition of Xinxing Construction. The construction license, which is subject to renewal every 5 years, is not amortized and has an indefinite estimated useful life because management believes it will be able to continuously renew the license in future years. The license is subject to renewal on January 1, 2016.

No impairment write-down was recognized for March 31, 2015 and 2014 on the intangible assets.

Deposits on land use rights

	March 31, 2015	December 31, 2014
Deposits on land use rights	$16,131,634	$16,136,415

The deposits on land use rights are for the land in Baqiao area and Textile City.

The Company conducts regular reviews of its deposits on land use rights. After review and assessment, the Company concluded that there were no significant decreases in market prices and therefore no impairment write-downs were required.

Property, plant and equipment

The total rental income (cash inflow) from leasing the Tsining Junjing commercial retail property was $0.2 million (RMB1.4 million) during the first quarter of 2015 which is slightly more than the $0.2 million (RMB1.3 million) in rental income of the same period of 2014. Based on $0.2 million (RMB1.4 million) of net cash receipts in the first quarter of 2015, it will take the Company approximately 11 years to recover $9.84 million (RMB61 million) carrying value of the asset. There was no cash outflow in connection with the maintenance and repair of the property. During the first quarter of 2015, the amortization of this property is RMB0.6 million (non-cash item).

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

During the fourth quarter of 2012, we sold 7,367 square meters of Junjing I commercial property for $14.9 million (RMB94.3 million). The carrying value of the sold property was only $8.5 million (RMB52.8 million). Therefore, we concluded that there was no impairment for the commercial property. The remaining commercial property has a GFA of 2,275 square meters, with a carrying value of $1.6 million (RMB10 million). The market selling price of properties like the Tsining Junjing I commercial retail property was much higher than its cost when we reclassified it from inventory to fixed assets. Thus, our assessment does not show any impairment to the carrying value of the property.

Material trends and uncertainties that may impact continuing operations

Changes in national and regional economic conditions, as well as local economic conditions where we conduct our operations and where prospective purchasers of our homes live, may result in the exercise of greater caution on the part of homebuyers and consequently result in fewer home purchases. According to the report of China Index Research Institute, the average residential sale price in 100 cities was still falling in the first quarter of 2015 and fell 0.18% during the first quarter of 2015.

In recent years, China’s GDP growth rate has slowed down, with the year 2014 dropping to the lowest level in the last 20 years. Given the lack of economic growth motivation, China’s economy has slowed down from an annual average growth rate of nearly 10% for the last decade to the current “new normal trend” of 7%-7.5%. In the first quarter of 2015, China’s GDP growth rate was 7%, the overall macro economy has not yet stabilized, exhibiting a further risk of overall economic stagnation. In the meantime, the growth rate of development and investment in real estate has slumped significantly as the growth rate was only 8.5% in the first quarter of 2015 as compared to 16.8% in the same period of 2014, with a strong likelihood of further decline. The new construction area of real estate has declined downward almost to 2008 levels and the market transaction volume in all tiers of cities in China has declined noticeably under huge market pressure and an increasingly more competitive environment.

As negatively affected by the government’s tight regulatory policy in recent years, the financing environment for real estate development enterprises in China has significantly worsened over time. The funds of real estate enterprises are tightened, the turnover rate has declined, and the collection of receivables for real estate enterprises has dropped continuously. The dependence on the self-financing significantly improved. The asset liability ratio of real estate enterprise is high in the first quarter of 2015, short-term solvency is close to the 2008 levels. 2015 is the peak of repaying the trust for the real estate enterprises, combined with the rising of the international financing costs, and the investor risk tolerance has dropped due to slow market sales, resulting in relatively heavy capital pressure on real estate enterprises pressure. The government has broadened the money supply by using tools such as rate cuts and reserve ratio cuts. However, the government also encourages more funds to flow to the real economy by way of “window guidance,”, and encouraging more funds to flow to the stock markets. In addition, the consistent tightening of credit policies on the real estate industry nationwide has resulted in credit sources flowing to large enterprises, the internal liquidity shortage for small and medium real estate enterprises is still large, making it difficult for small and medium real estate enterprises to survive.

The weak performance of the real estate market is mainly the result of an imbalance of market supply and demand, besides government policy and financing factors. In recent years, the real estate market supply has remained at a high level, with no increase in the market transaction volume. The imbalance between supply and demand has been broadened continuously with a record high inventory level, reflecting a drop of the supply and demand ratio of the overall market. Meanwhile, the labor force representing the major demand of the housing market has declined, resulting in a consistently weak demand. Under the pressure of cash flow and inventory reduction, the real estate enterprises have to lower prices to encourage sales, and hence create an increasingly higher discount rate and face a significant drop in profits.

On the one hand, the real estate enterprises adopt the intense price competition strategy resulting in an increasingly higher discount rate, but on the other hand the construction cost has increased continuously. In light of the financing difficulty, high debt ratio and high inventory level of the Company, real estate enterprises will continue to strengthen its promotion efforts, stick to the policy of “cash is of paramount importance,” in order to expand sales and mitigate risks.

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

As of March 31, 2015, we had $8,260,186 of cash, compared to $33,223,127 as of December 31, 2014, a decrease of $24,962,941.

The real estate market situation of Xi’an in 2015 is not clear yet. Based on the data of the first quarter of 2015, the real estate market has cooled down, according to E-House (China), Xi’an’s transaction volume was 2.38 million square meters, representing a 14% decrease as compared to that of 2014 the market remains weak and deteriorating, with rigorous conflicts between supply and demand that deepened industrial crisis. With the ongoing development of new projects and continuous low sales, coupled with the successive maturity of rigid debts and certain mandatory contributions required by the government, the Company is facing a heavy cash flow pressure in 2015. Accordingly, we expect that the real estate market downturn will continue for the foreseeable future. In addition, the Company is facing also faces a huge challenge of the financing difficulty faced by small and medium real estate enterprises. In 2015, the Company will strengthen its financing efforts, endeavor to obtain more financing, and try all kinds of possibilities to ensure its proper operation and vigorous development.

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

Our Property Projects

We provide three fundamental types of real estate developments:

•	High-rise apartment buildings, typically 19 to 33 stories, usually constructed of steel-reinforced concrete, that are completed within approximately 24 months of securing all required permits.
•	Mid-rise apartment buildings, typically 7 to 18 stories, usually constructed of steel-reinforced concrete, that are completed within approximately 12 to 18 months of securing all required permits.
•	Low-rise apartment buildings and villas, typically 2 to 6 stories, often constructed of steel-reinforced concrete, that are completed within approximately 12 months of securing all required permits.

Our projects can be classified into one of four stages of development:

•	Projects in planning, which include projects for which we have purchased the development and or land use rights for parcels of land as part of our project development pipeline. The completion of projects on these sites is subject to adequate financing, approval of permits, receipt of licenses and certain market conditions;
•	Projects in process, which include developments where we have typically secured the development and land use rights, and where the site planning, architecture, engineering and infrastructure work is in progress;
•	Projects under construction, where the building construction has started but has not yet been completed; and
•	Completed projects with units available for sale, where the construction has been finished and most of the units in the buildings have been sold or leased.

Projects Under Construction

Project Name	Type of Projects	Actual or Estimated Construction Period	Actual or Estimated Pre-sale Commencement Date	Total Site Area (m2 )	Total Gross Floor Area (m2 )	Sold GFA by March 31,2015 (m2)
Park Plaza I	Multi-Family residential & Commercial	Q1/2012 - Q2/2015	Q1/2013	33,339	106,003	77,608

Park Plaza II	Apartment & Commercial	Q2/2015 – Q3/2017	Q4/2015	10,000	66,155	-

Puhua Phase Two-East Region	Multi-Family residential & Commercial	Q2/2010 – Q3/2015	Q2/2010	24,059	119,311	38,403

Puhua Phase Three	Multi-Family residential & Commercial	Q2/2012 – Q2/2015	Q1/2013	30,600	129,049	86,744

Puhua Phase Four	Multi-Family residential & Commercial	Q1/2014 – Q4/2017	Q2/2014	27,800	147,775	31,687

Golden Bay A	Multi-Family residential & Commercial	Q2/2014 – Q4/2018	Q2/2015	49,374	163,343	-

Ankang Project	Multi-Family residential & Commercial	Q2/2012 – Q2/2019	Q4/2012	74,820	295,770	81,882

Golden Bay Apartment	Office building & apartment	Q1/2010 – Q2/2016	Q2/2015	13,459	16,564	-

Project Name	Total Number of Units (a)	Number of Units Sold by March 31,2015 (a)	Estimated Revenue ($ millions)	Contracted Revenue by March 31,2015 ($ millions)	Recognized Revenue by March 31,2015 ($ millions)

Park Plaza I	702	653	123	101	101

Park Plaza II	247	-	-	-	-

Puhua Phase Two -East Region	650	243	117	40	34

Puhua Phase Three	744	646	109	76	73

Puhua Phase Four	1,172	315	160	31	11

Golden Bay A	373	-	-	-	-

Ankang Project I	932	773	92	52	49

Golden Bay Apartment	24	-	-	-	-

a. The number of units here only includes residential units and commercial part, but excludes parking lots.

*Estimated revenue is calculated based on our reasonable estimates and may vary with market changes.

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

Park Plaza II: The Company intends to develop an apartment and commercial project on this site, with a gross floor area of 66,155 square meters. Construction will start in the second quarter of 2015, and we expect to begin accepting pre-sale purchase agreements in the fourth quarter of 2015.

Puhua Project: The Puhua Project is located within the Baqiao project covers 79 acres, with a total GFA of 800,000 square meters. The project is divided into five phase for development. 278,168 square meters have been completed, with 396,165 square meters under construction, and 117,237 square meters under planning. The entire project began in 2008 and is expected to end in 2018.

Puhua Phase Two–East Region: East Region consists of eight residential buildings and three commercial buildings. Total estimated revenue of Puhua Phase Two–East Region is $117 million. Total GFA of the project is expected to reach 119,311 square meters. Construction of Puhua Phase Two–East Region started in the second quarter 2010, and we have started revenue recognition since the second quarter 2010. Puhua Phase Two–West Region was completed in the fourth quarter of 2012 and New Coast Line was completed in the fourth quarter of 2013.

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

Projects under planning and in process

Project Name	Type of Projects	Estimated Construction Period	Estimated Pre-sale Commencement	Total Site Area (m2)	Total GFA (m2)	Total Number of Units

Baqiao New Development Zone	Land Development	2009-2020	N/A	N/A	N/A	N/A

Golden Bay B	Multi-Family residential &Commercial	Q3/2016 – Q3/2019	Q1/2017	45,451	166,165	N/A

Puhua Phase Five	Multi-Family residential& Commercial	Q1/2016– Q4/2018	Q2/2016	40,300	117,237	N/A

Textile City	Multi-Family residential & Commercial	Q1/2016 – Q4/2020	Q2/2016	120,192	630,000	N/A

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

In December 2010, we signed a preliminary contract with the government disclosing our intention to acquire an additional 29.7 acre tract of land at Textile City. The Company has not yet acquired the land use rights because the government is clearing the land and otherwise making the land sellable. It is common practice in China for the government to clear all the existing buildings and move all existing residences prior to selling a tract of land. However, because we signed the preliminary land acquisition agreement with the government, the Company has first priority to purchase the land. We estimate that we may obtain the land use rights for this tract of land by the end of 2015.

In November 2013, the Company acquired the land of Golden Bay A projects, which were 17.5 acres.

In January 2014, the Company acquired the land of Golden Bay B projects, which were 17.1 acres.

In March 2014, the Company acquired the land of headquarter building and Golden Bay Apartment projects, which were 5.6 acres.

After selling 31 acres, placing 79 acres in the Puhua project and 34.6 acres in the Golden Bay project and setting aside 29.7 acres for Textile City, and 5.6 acres for headquarter building and Golden Bay Apartment projects approximately 307 acres remain available for the Company to develop in the Baqiao area. The Company has a $16 million deposit on land use rights as of March 31, 2015. The Company intends to utilize this deposit to offset the actual acquisition price of the land use rights of the 29.7 acres for Textile City.

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

Golden Bay B: The Golden Bay B project is located within the Baqiao Project, with a total GFA of 166,165 square meters. The Golden Bay project will consist of residential buildings as well as a commercial area. Construction will start in the third quarter of 2016, and we expect to begin accepting pre-sale purchase agreements in the first quarter of 2017. The Company has obtained the land use right from the government in January 2014. Total land contract price was $33 million (RMB205 million).

Puhua Phase Five: Puhua Phase Five covers 40,300 square meters with a total GFA of 117,237 square meters. Construction started in the first quarter of 2016, and we expect to begin accepting pre-sale purchase agreements in the second quarter of 2016.

Textile City: The Textile City project is located within the Baqiao New Development Zone. The project consists of residential buildings and a commercial area. The land will be obtained by the end of 2015 and construction is expected to start in the first quarter of 2016, and the entire project will take five years.

Major Completed Projects with Units Available for Sale

Project Name	Type of Projects	Completion Date	Total Site Area(m2 )	Total GFA(m2 )	Total Number of Units(a)	Number of Unit Sold by March 31,2015(a)

Puhua Phase Two-West Region and New Coastal Line	Multi-Family residential & Commercial	Q4/2013	29,093	141,031	905	900

Puhua Phase One	Multi-Family residential & Commercial	Q4/2012	47,600	137,137	850	804

JunJing III	Multi-Family residential & Commercial	Q4/2012	8,094	52,220	531	531

JunJing II	Multi-Family residential & Commercial	Q4/2009	39,524	142,214	1,215	1,211

JunJing I	Multi-Family residential & Commercial	Q3/2006	55,588	167,931	1,671	1,670

a. The number of units here only includes residential units and commercial part and excludes parking lots.

Puhua Phase One: Puhua Phase One is one of Puhua’s five phases and was completed in the fourth quarter of 2012. As of March 31, 2015, we have recognized $114 million in revenue.

Puhua Phase Two–West Region and New Coastal Line: Puhua Phase Two–West Region consists of four buildings. The region was completed in the fourth quarter of 2012 and New Coastal Line was completed in the fourth quarter of 2013. As of March 31, 2015, we have recognized $112 million in revenue.

Junjing III: Junjing III is located near our Junjing II project and the city expressway. It has a GFA of about 52,220 square meters. The project consists of three high rise buildings, each 28 to 30 stories high. The project is targeted at middle-to-high income customers who require a high quality living environment and convenient transportation to the city center. We started construction during the fourth quarter of 2010 and pre-sales began during the fourth quarter of 2011. The project was completed in the fourth quarter of 2012. As of March 31, 2015, we have recognized $53 million in revenue.

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

CONSOLIDATED OPERATING RESULTS

Three Months Ended March 31, 2015 Compared With Three Months Ended March 31, 2014

Revenues

Our revenues are mainly derived from the sale of residential and commercial units and buildings, infrastructure work we perform for the local government and land development projects in the Baqiao New Development Zone. For the three months ended March 31, 2015, most of our revenues came from the Park Plaza, Puhua Phase Three and Four, and Ankang Project.

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Revenues by project:
US$
Project Under Construction
Puhua Phase Two – East Region	$1,761,938	$1,872,393
Puhua Phase Three	5,892,806	2,663,265
Puhua Phase Four	3,588,069	-
Park Plaza	5,339,926	4,984,679
Ankang Project	3,138,004	5,269,189
Projects Completed
Puhua Phase Two – West Region and NCL	345,935	(56,642)
JunJingIII	64,143	396,809
Puhua Phase One	543,674	677,091
JunJingII	-	-
JunJingI	-	-
Other Projects	-	-
Revenues from the Sale of Properties	$20,674,496	15,806,784

The following table summarizes details of our most significant projects:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Revenues by project:
US$
Project Under Construction
Puhua Phase Two – East Region contract sales	$1,893,300	$1,919,787
Revenue	$1,761,938	$1,872,393
Total gross floor area (GFA) available for sale	119,311	119,311
GFA sold during the period	2,218	1,515
Remaining GFA available for sale	80,908	93,982
Percentage of completion	87.4%	72.8%
Percentage GFA sold during the period	1.9%	1.3%
Percentage GFA sold to date	32.2%	21.2%
Average sales price per GFA	$854	$1,267

Puhua Phase Three contract sales	$5,767,268	$1,963,774
Revenue	$5,892,806	$2,663,265
Total gross floor area (GFA) available for sale	129,049	129,049
GFA sold during the period	5,986	1,788
Remaining GFA available for sale	42,305	60,508
Percentage of completion	96.25%	67.5%
Percentage GFA sold during the period	4.6%	1.4%
Percentage GFA sold to date	67.2%	53.1%
Average sales price per GFA	$963	$1,098

Park Plaza-Phase I contract sales	$5,006,835	$3,937,986
Revenue	$5,339,926	$4,984,679
Total gross floor area (GFA) available for sale	106,003	107,060
GFA sold during the period	4,575	2,811
Remaining GFA available for sale	25,928	53,806
Percentage of completion	99.9%	87.1%
Percentage GFA sold during the period	4.3%	2.6%
Percentage GFA sold to date	73.2%	49.7%
Average sales price per GFA	$1,094	$1,401

Ankang Project-Phase I contract sales	$2,604,805	$5,184,245
Revenue	$3,138,004	$5,269,189
Total gross floor area (GFA) available for sale	124,919	124,919
GFA sold during the period	4,761	7,860
Remaining GFA available for sale	43,036	64,566
Percentage of completion	92.46%	46.6%
Percentage GFA sold during the period	3.8%	6.3%
Percentage GFA sold to date	65.5%	48.3%
Average sales price per GFA	$547	$660

Puhua Phase Four contract sales	$7,927,819	$-
Revenue	$3,588,069	$-
Total gross floor area (GFA) available for sale *	147,775	147,775
GFA sold during the period	8,119	-
Remaining GFA available for sale	116,088	147,775
Percentage of completion	34.5%	-
Percentage GFA sold during the period	5.5%	-
Percentage GFA sold to date	21.4%	-
Average sales price per GFA	976	-

*Difference in total GFA available for sale is due to addition of a new building and or modification to floor plans.

Revenues from projects under construction

Revenues from projects under construction totaled $19.7 million for the three months ended March 31, 2015 compared to $14.8 million during the same period of 2014. The increase is due to more buildings up for sales during the first quarter of 2015 compare to the same period of 2014.

Puhua Project: The Puhua Project is located within the Baqiao project covers 79 acres, with a total GFA of 800 thousand square meters. The project is divided into five phase for development, 278,168 square meters have completed, 396,165 square meters is under construction, and 117,237 square meters is under planning. The entire project began in 2008, and is expected to end in 2018.

Puhua Phase Two–East Region: East Region consists of eight residential buildings and three commercial buildings. Total estimated revenue of Puhua Phase Two–East Region is $117 million. Total GFA of the project is expected to reach 119,311 square meters. Construction of Puhua Phase Two-East Region started in the second quarter 2010, and we have started revenue recognition since the second quarter 2010. Puhua Phase Two–West Region was completed in the fourth quarter of 2012 and New Coast Line was completed in the fourth quarter of 2013.

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

Park Plaza: In July 2009, the Company entered into a letter of intent to acquire 44,250 square meters of land in the center of Xi’an for the Park Plaza project. In March 2011, the Company officially acquired land use rights for Park Plaza. The Company intends to develop a large mid-to-upper income residential and commercial project on this site, with a gross floor area of 106,003 square meters. The three-year construction of Park Plaza started in the first quarter 2012. We started to recognize revenue from this project in the first quarter of 2013.

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

Revenues from projects completed

The revenue from completed projects totaled $953,752 for the three months ended March 31, 2015 compared to $1,017,258 during the same period of 2014. Revenues from projects completed in the first quarter of 2015 were almost the same as those during the period of 2014.

Other income

Other income includes property management fees, rental income, revenues from the disposal of fixed assets as well as construction income. We recognized $3,147,781 in other income for the three months ended March 31, 2015, compared with $6,235,627 in the same period of 2014. The 49.5% decrease is detailed in the following table:

	For the three months ended
	March 31,	March 31,
	2015	2014
Interest income	$836,813	$1,114,065
Rental income	237,783	245,695
Income from property management services	1,391,231	1,284,066
External construction contracts	681,954	2,965,507
Additional compensation received in connection with TangDu project	-	612,912
Miscellaneous income	-	13,382
Total	$3,147,781	$6,235,627

Cost of properties and land

The cost of real estate sales and land for the three months ended March 31, 2015 increased 43.3 percent to $18,224,596 compared with $12,716,886 in the same period of 2014. The main reason for this increase is the increase in sales of housing and the increased price of construction cost.

Gross profit and profit margin

Gross profit for the three months ended March 31, 2015 was $3,865,049, representing a 27.3 percent decrease from $5,316,068 in the same period of 2014. The gross profit margin for the three months ended March 31, 2015 was 16.2 percent compared with 24.1 percent in the same period of 2014.

The intense real estate market competition in Xi’an as a whole has resulted in a big pressure on real estate enterprises. According to a report by E-house, at the end of the first quarter of 2015, the inventory of Xi’an commercial residential buildings has increased 6 million square meters, reached a historically high level of 36,00 million square meters, need 29 months to digest the stock market, and consequently, the supply and demand relationship has deteriorated continuously. In the market environment of sales slowdown and competition increased, the real estate companies have promoted sales at the expense of several gross margin. Combined with the continuing rise of the cost of land and the adjustment of the real estate prices, the cost of real estate developers continue to rise, profit margins are being squeezed. Under these challenges, the Company sticks to the strategy of “cash is of paramount importance”. In the first quarter of 2015, the Company increased its promotion efforts, adjusted the sales types, offered special promotions on housing and also offered promotion on the parking lots to collect cash, still ultimately resulting in a 27% decrease in the gross profit compared with the same period of 2014.

Revisions in estimated gross profit margins related to revenue recognized under the percentage of completion method are made in the period in which circumstances requiring the revisions become known. The Company did not make any revisions in estimated gross profit margins during the first quarter of 2015, so there was no change to gross profit and earnings per share during this period as a result of changes in estimates.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2015 decreased to $3,249,989 compared with $3,989,482 in the same period of 2014. SG&A accounted for 13.6 percent of total revenue in the first quarter of 2015 compared to 18.1 percent for the same period in 2014. The Company laid off employees at the end of 2014 and controlled the expenses, resulting in the decline in the SG&A.

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

Compensation expense is recognized over the vesting period. All options have vested by end of 2014. During the three months ended March 31, 2015 compensation expense of $Nil (March 31, 2014 - $132,840) was recognized in the interim condensed consolidated statements of income.

Other (income) expenses

Other expenses mainly consists of late delivery settlements, maintenance costs and some miscellaneous income. Other expenses in the three months ended March 31, 2015 was $6,204 compared with $3,907 in the same period of 2014. This amount was primarily miscellaneous expense from projects in Jiyuan and Xinxing Construction.

Financing expense

Financing expense in the three months ended March 31, 2015 decreased to $ 1,072,822 from $1,394,530 in the same period of 2014. Currently most of the Company’s loans are for development purpose which has been capitalized. The financial expense primarily mainly includes the interest paid for the USD loans. The decrease of the financial expense is due to the repayment of a few loans.

Provision for income taxes

The $25,720 provision for income taxes for the three months ended March 31, 2015 increased from $17,036 for the three months ended March 31, 2014, which is primarily due to increased operating income in the first quarter of 2015 compared with that in the first quarter of 2014.

Net loss

Net loss for the three months ended March 31, 2015 is $478,547 compared to a loss of $774,053 in the same period of 2014. The decrease in net loss is due to increase in revenue.

Basic and diluted loss per share

Both the basic loss per share and diluted loss per share were $(0.01) in the three months ended March 31, 2015, compared to $(0.02) in the same period of 2014. The number of shares outstanding did not change significantly from year to year.

Common shares used to calculate basic and diluted EPS

On April 22, 2015, the Company filed a Certificate of Change pursuant to Nevada Revised Statutes (“NRS”) Section 78.209 with the Secretary of State of Nevada to effect a reverse stock split of the Company's common stock, par value $0.001 per share (the “Common Stock”), and the proportional decrease of the Company's authorized shares of Common Stock at a ratio of one-for-five (1-for-5) (the “Reverse Split”) from 100 million shares authorized to 20 million shares authorized. The Reverse Split was authorized by the Board of Directors of the Company pursuant to Section 78.207 of the NRS on April 3, 2015 and, pursuant to the Certificate of Change, became effective as of April 24, 2015.

The interim condensed consolidated financial statements have been retrospectively restated, including loss per share, to account for the Company’s share consolidation.

The weighted average shares outstanding used to calculate the basic earnings per share and diluted earnings per share was 6,960,145 (34,800,558 shares prior to the split), in the three months ended March 31, 2015 and 6,903,632 (34,518,158 shares prior to the split) in the same period of 2014. The decrease of common shares was due to additional shares issued to Company directors in 2014.

Foreign exchange

The Company operates in China and the functional currency is the RMB but our reporting currency is the U.S. dollar, based on the exchange rate of the two currencies. The fluctuation of exchange rates during the three months ended March 31, 2015 and the same period of 2014, when translating the operating results and financial positions at different exchange rates, created the accrued gain (loss) on foreign exchange. The gain on foreign exchange translation in the three months ended March 31, 2015 was $614,165, compared with a loss of $6,511,663 in the same period of 2014.

Cash flow discussion

There was a net cash outflow of $24,808,002 during the three months ended March 31, 2015 compared to a net cash inflow of $5,893,284cash outflow during the same period of 2014. The increase in the cash outflow is due to the repayment of a few loans.

Operating activity cash inflow was $ 1,711,345 in the three months ended March 31, 2015, compared to operating cash outflow of $30,614,240 in the same period of 2014. The change in operating cash flow in the first quarter of 2015 was mainly due to the increase of real estate sales revenue.

There was a cash outflow of $ 140,072 for investing activities for the three months ended March 31, 2015, compared to investing cash outflow of $382,635 for the same period of 2014.

There was a cash outflow of $26,379,275 or financing activities for the three months ended March 31, 2015 compared with $25,103,591 of financing cash inflow in the same period of 2014 due to repayment several loans during the first quarter of 2015.

The U.S. holding company may require operational funding, from time to time, to pay various professional fees, such as directors' compensation, etc. The current PRC government’s control on convertibility of RMB to U.S. dollars does not apply to paying for the operating expenses so long as the Company can present valid invoices and/or agreements to the Administration for Foreign Exchange.

Our PRC subsidiaries have never declared or paid dividends or made other equity distributions to the U.S. holding company.

The ratio of receivables to sales was 98% as of March 31, 2015 and 186% as of March 31, 2014. The decrease was due to the acceleration in cash collection.

Debt leverage

Total debt consists of loans from employees and loans payable to lenders.

Total debt outstanding as of March 31, 2015 was $296.4 million compared with $323.5 million on December 31, 2014. Net debt outstanding (total debt less cash and restricted cash) as of March 31, 2015was $198.5 million compared with $199.9 million on December 31, 2014. The Company’s net debt as a percentage of total capital (net debt plus shareholders’ equity) was 64.2 percent on March 31, 2015and 64.4 percent on December 31, 2014, which mainly resulted from additional debt financing for the next 12 months. Consequently, the ratio of net debt as a percentage of total capital slightly decreased as of March 31, 2015 compared with December 31, 2014.

Liquidity and capital resources

In connection with the loans borrowed from XinYing, the Company also signed a finance consulting agreement with XinYing whereby the Company is committed to pay consulting fees on a quarterly basis up to July 2015 for financing services provided.

Additionally, the Company had various commitments related to land use right acquisitions with unpaid balances of approximately $16.1 million. The balances are not due until the vendor removes the existing building on the land and changes the zoning status of the land use right certificate. Based on the current condition, the Company estimates that the balances will be paid in 2015.

All future payments required under the various agreements are summarized below:

	Payment due by period
Commitments and		Less than					After
Contingencies	Total	1 year	1-2 years	2-3 years	3-4 years	4-5 years	5 years
Consulting fees	715,814	715,814	-	-	-	-	-
Land use rights	16,131,634	16,131,634	-	-	-	-	-
Total	$16,847,448	$16,847,448	$-	$-	$-	$-	$-

The Company from time to time has to renew certain real estate development licenses in the normal course of business. Management believes the Company will be able to continuously renew these licenses.

Loans payable

	March 31, 2015	December 31, 2014

Construction Bank of China
Annual interest rate is 105% of People’s Bank of China prime rate (5.75%). The loan is secured by the Park Plaza Phase I project and land use right. The repayment schedule is as follows: the loan is due on May 29, 2016. The loan is also subject to certain repayment requirements based on percentage of sales contracts signed over total estimated sales amount of Park Plaza Phase I.	$15,809,001	$19,662,831

Bank of China, Macau Branch
Originally due on December 16, 2013 and extended to December 16, 2015, annual interest rate is based on 3-month LIBOR rate plus 2.5%, and the loan is also subject to a 1.3% handling fee making effective interest rate 4.06%. The 3-month LIBOR rate on March 31, 2015 was 0.2604% (December 31, 2014 - 0.2457%), secured by $32,263,268 (RMB200 million) of restricted cash.	31,000,000	31,000,000

Bank of Communications Offshore Branch (Loan 1)
Due on November 13, 2015, annual interest rate is 2.9%, secured by $36,296,177 (RMB225 million) of restricted cash and it is also subject to a 0.3% handling fee. The effective interest rate is 3.2%.	30,000,000	30,000,000

LUSO International Bank (1)
The Company signed an agreement for a line of credit of $8 million with LUSO International Bank. The amount that can be withdrawn is limited to 97% of the restricted cash secured for the line of credit. The total amount will be due on June 27, 2016. As of March 31, 2015, the Company has drawn $7,761,153 from the line of $9.7 million which is 96% of $ 8,065,817 (RMB50 million) restricted cash secured. Annual interest is based on the 12-month LIBOR rate plus 2.9%. The 12-month LIBOR rate on March 31, 2015 was 0.6609% (December 31, 2014 - 0.6044%).	7,761,153	7,761,153

Xi’an Xinxing Days Hotel & Suites Co., Ltd. (“Days Hotel”)
There are several loans from Days Hotel, including: $161,316 (RMB1 million) due on April 1, 2015; $419,422 (RMB2.6 million) due on April 19, 2015; $1,129,214 (RMB7 million) due on April 26, 2015; $20,793,678 (RMB128.9 million) due on April 30, 2015; $806,582 (RMB5 million) due on May 13, 2015; $8,065,817 (RMB50 million) due on June 13, 2015; $1,613,163 (RMB10 million) due on November 4, 2015; $1,774,480 (RMB11 million) due on November 26, 2015; $8,065,817 (RMB50 million) due on January 9, 2016. $4,291,014 (RMB26.6 million) of the loan has an annual interest rate of 15%; $38,538,474 (RMB238.9 million) of the loan has an annual interest rate of 20%. The loans due in April and May 2015 were either repaid or extended subsequent to the period end. The loans due in April and May 2015 were either repaid or extended subsequent to the period end.	42,829,489	42,371,788

Zhongyuan Trust
Annual interest rate is 15.11%, including a 0.9% handling fee. This loan is secured by the land use right of Golden Bay B and guaranteed by Tsining and the president. The repayment terms are as follows: $4,839,490 (RMB30 million) due on August 3, 2016; $11,292,144 (RMB70 million) due on February 3, 2017.	16,131,634	-

Shanghai XinYing Fund, LLC (“XinYing”)
The loan bears interest at 9.6% per annum plus a consulting fee per quarter at $503,306 (RMB3 million). The effective interest rate is 23.65% (Note 18). The loan is secured by 100% ownership of Xinxing Construction’s shares, corporate guarantee from Tsining, Puhua, and the Company. The repayment terms of the loan are as follows: $2,419,745 (RMB15 million) due on June 1, 2015; $15,325,052 (RMB95 million) due on August 7, 2015.	17,744,798	17,728,782

LUSO International Bank (2) The Company signed an agreement for a line of credit of $34 million with LUSO International Bank. The amount that can be withdrawn is limited to 100% of the restricted cash secured for the line of credit. The total amount is due on November 4, 2015, the Company has drawn $9,816,500 from the line and is 98% of $10,022,584 (RMB62 million) restricted cash secured. Annual interest rate is based on the twelve-month LIBOR rate plus 2.7%. The twelve-month LIBOR rate as of March 31, 2015 was 0.6609% (December 31, 2014 - 0.6044%).	9,816,500	9,816,500

Shenzhen Qianhai Dinghui Equity Investment Fund Partnership (“Dinghui”)
Originally due on August 7, 2014 and March 22, 2015, the loan’s repayment terms have been extended as follows: $16,131,634 (RMB100 million) due on June 5, 2015, and $8,065,817 (RMB50 million) due on June 20, 2015. The loan has an annual interest rate of 24%, and is secured by the land use rights of head office; Golden Bay apartment, and Golden Bay A.	24,197,451	56,409,760

Bank of Communications
Annual interest rate is 120% of the People’s Bank of China prime rate (5.75%). The loan is secured by a portion of the Puhua Phase III project and land use right. The repayment schedule is as follows: December 20, 2015 - $12,905,307 (RMB80 million); and December 20, 2016 - $3,226,327 (RMB20 million).	16,131,634	24,175,611

Bank of Communications Annual interest rate is 130% of the People’s Bank of China prime rate (5.75%). The loan is secured by a portion of the Puhua Phase IV project and land use right. The loan is due on June 3, 2017. The loan is also subject to certain repayment terms based on percentage of sales contracts signed over total estimated sales of Puhua Phase IV.	14,518,470	14,505,368

Bank of Xi’an, Weilai Branch Annual interest rate is 130% of the People’s Bank of China prime rate (5.75%) The loan is secured by a portion of the Puhua Phase II project and land use rights. The loan was originally due on April 24, 2015 and was extended subsequent to period end. The loan is also subject to certain repayment requirements based on percentage of sales contracts signed over total estimated sales amounts of Puhua Phase II.	17,744,798	17,728,782

Bank of Communications Offshore Branch (2)
Due on March 17, 2016, annual interest is based on 6-month LIBOR rate plus 2.8% and the loan is also subject to a 0.7% financing fee, with an effective annual interest rate of 3.5%. The 6-month LIBOR rate on March 31, 2015 was 0.378% (December 31, 2014 - 0.3443%). The loan is specifically for the retirement of the $31 million Bank of China, Singapore Branch loan. The use of the fund is restricted by the bank until the fund is used to repay the intended loan.	22 ,500,000	22,500,000

Total	$266,184,928	$293,660,575

Except for the loans from Bank of China Macau Branch, LUSO International Bank(2) and Bank of Communications Offshore Branch (1), which were drawn to repay mandatorily redeemable non-controlling interest in Subsidiaries and the loans from LUSO International Bank (1) and Bank of Communications Offshore Branch (2) which were used to repay the loans from Bank of the Singapore Branch, which were drawn to repay convertible debt, all other loans were drawn to directly finance construction projects and the interest paid was capitalized and allocated to various real estate construction projects or expensed if the interest costs did not meet the capitalization criteria.

The $36 million of restricted cash, corresponds to a $30 million loan from Bank of Communications Offshore Branch(1), the $32 million of restricted cash corresponds to a $31 million loan from Bank of China, Macau Branch, $10 million of restricted cash corresponds to a $9.82 million loan from LUSO International Bank (2) and $8 million of restricted cash corresponds to a $7.76 million loan from LUSO International Bank (1). These borrowings were incurred in Hong Kong to repay certain loans that were due, however the majority of the Company’s cash resided in mainland China and to wire funds from mainland China to Hong Kong is subject to foreign exchange restrictions imposed by the PRC government. Thus, in order for us to repay our Hong Kong and overseas counterparties, the Company had to utilize the special lending facilities provided by major PRC banks and foreign financial institutions (i.e., LUSO International Bank and Bank of China) to allow the Company to borrow outside of mainland China using cash we have in mainland China as guarantees.

The loans payable balances were secured by certain of the Company’s real estate held for development or sale and land use rights with a carrying value of $195,494,485 on March 31, 2015 (December 31, 2014 - $398,636,841). No buildings or income producing properties and improvements were pledged as at March 31, 2015.The weighted average interest rate on loans payable as of March 31, 2015 was 9.25% (December 31, 2014 – 9.78%).

The loans from Bank of Xi’an, Weilai Branch, Construction Bank of China and Bank of Communications are subject to certain repayment terms based on certain percentage of units sold in Puhua Phase II, Park Plaza projects, Puhua Phase III and IV. Based on these repayment terms, Bank of Xi’an, Weilai Branch, Construction Bank of China and Bank of Communications can demand repayment of all remaining balances outstanding at any time.

The principal repayment requirements over the following 2 years are as follows:

Due in 1 year	$242,292,141
1 – 2 years	23,892,787
Total	$266,184,928

Liquidity Expectation

At the end of the first quarter 2015, the inventory of Xi’an commercial residential buildings has increased 6 million square meters, reached a historically high level of 3,600 million square meters. It will need 29 months to digest the stock market, and consequently, the supply and demand relationship has deteriorated continuously. However, the consistent tighting of credit policies on the real estate industry nationwide has resulted in a relatively poor credit environment, with more funds flowing to the real economy. Moreover, given that more funds would flow to the stock markets, it is hard for real estate enterprises to obtain financing. In the meantime, credit sources have flown to large enterprises, making it more difficult for small and medium real estate enterprises to raise funds, creating a huge challenge for the Company. In 2015, the Company will sticks to the strategy of “cash is of paramount importance”, increase sales promotion, control investment, strengthen its financing efforts, endeavor to obtain more financing, and try all kinds of possibilities to ensure its proper operation and vigorous development.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to the following market risks, including but not limited to:

General Real Estate Risk

There is a risk that the Company’s property values could go down due to general economic conditions, a weak market for real estate generally, or changing supply and demand. The Company’s property held for development and sales value, approximately $376 million at the end of March 31, 2015, may change due to market fluctuations. Currently, it is valued at our cost, which is significantly below the market value.

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

(b) Changes in Internal Control over Financial Reporting.

During the quarter ended March 31, 2015, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pope Litigation

CHLN and certain of its directors have been named as defendants in a lawsuit filed in the District Court for Clark County, Nevada, originally captioned Pope Asset Management, LLC v. China Housing & Land Development, Inc., Case. A-14-711495-B (filed on December 23, 2014). The plaintiffs in the case are Pope Asset Management, LLC and Pope Investments II, LLC (collectively, “Plaintiffs”).

The original lawsuit alleged that CHLN negligently or intentionally misrepresented to its shareholders information regarding various real estate development transactions and ongoing projects. The lawsuit also asserted claims against the directors of CHLN for breach of fiduciary duty and civil conspiracy in connection with purported transactions involving CHLN. The original complaint sought economic and special damages, costs, interest, and attorneys’ fees, as well as the appointment of a receiver. None of the individual defendants were served with the original complaint, and none of them have appeared in the action.

On December 30, 2014, Plaintiffs filed a motion for a preliminary injunction and appointment of a receiver. That motion was fully briefed. On January 29, 2015, the Court continued any hearing on Plaintiffs’ motion for a preliminary injunction and appointment of a receiver, and no hearing date on that motion has been set.

On January 20, 2015, CHLN moved to dismiss the claims asserted against it. That motion was fully briefed and argument was heard on February 18, 2015. In addition, on January 28, 2015, Plaintiffs filed a motion for leave to serve the individual defendants by publication. That motion was fully briefed and argument on that motion also was heard on February 18, 2015. On March 4, 2015, the Court granted CHLN’s motion to dismiss in part, dismissing Plaintiffs’ claims for a self-styled derivative action, negligent misrepresentation, and fraud/intentional misrepresentation, but declining to dismiss the claim for appointment of a receiver. The Court granted Plaintiffs leave to amend its complaint. The Court also denied Plaintiffs’ motion for leave to serve the individual defendants by publication.

On March 20, 2015, Plaintiffs filed an amended derivative complaint purportedly brought on behalf of CHLN, which names as defendants two CHLN directors, Pingji Lu and Jing Lu. The amended complaint asserted a claim for breach of fiduciary duty and for civil conspiracy against the individual defendants based on the same core allegations in the original complaint. The amended complaint also asserted a claim for appointment of a receiver for nominal defendant CHLN. The amended complaint sought an order declaring that making a demand on the Company’s Board would have been futile; declaring that the individual defendants breached their fiduciary duties; awarding a judgment against the individual defendants; ordering the disgorgement of all profits, benefits and other compensation obtained by the individual defendants as a result of their alleged fiduciary breaches; and awarding Plaintiffs their costs and fees in connection with the action. CHLN moved to dismiss the complaint. On May 6, 2015, the Court issued a ruling granting the motion to dismiss in full, and granting Plaintiffs leave to amend the complaint.

CHLN believes the allegations that have been asserted in this litigation are without merit and, if a further amended complaint is filed, CHLN intends to defend against it vigorously.

Item 1A.Risk Factors.

We amend the risk factors which reads “Our Securities may be delisted” previously disclosed in our Form 10-K, as amended, for the year ended December 31, 2014, as follows:

The price of our Common Stock may again fall below the $1.00 minimum bid price requirement imposed by NASDAQ.

On December 22, 2014, we received a letter from the Staff of the Listing Qualifications Department of NASDAQ indicating that for the last 30 consecutive business days, the closing bid price of the Company’s common stock had been below $1.00 per share, the minimum closing bid price required by the continued listing requirements of NASDAQ, as set forth in Listing Rule 5550(a)(2). The notice did not otherwise impact the Company’s listing on NASDAQ at the time.

In accordance with Listing Rule 5810(c)(3)(A), the Company was granted 180 calendar days, or until June 22, 2015, to regain compliance with the Rule (the “Compliance Period”). To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days, during the Compliance Period.

If the Company did not regain compliance with the rule by June 22, 2015, NASDAQ would have provided written notification to the Company that its common stock might be delisted. However, the Company would have qualified for an additional 180 calendar day period from June 22, 2015 to regain compliance, if, at the end of the Compliance Period, the Company met the continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market, with the exception of the bid price requirement, and provided written notice to NASDAQ of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

On April 24, 2015, we completed a one-for-five reverse stock split of the Company’s common stock and successfully regained compliance with NASDAQ listing requirements. There is no assurance, however, that the Company’s stock price will continue to meet NASDAQ listing requirements or that the reverse stock split will not result in greater long term volatility in the price of our common stock. To the extent that the Company’s stock price does not meet the $1.00 minimum requirement, the Company may need to consider other alternative strategies or transactions to maintain its listing or otherwise. Delisting from The NASDAQ Capital Market might have a negative impact upon the level of trading activity in our common stock and might cause a decrease in the value and an increase in the volatility of our stock price. Failing to stay listed on The NASDAQ Capital Market would also make it more difficult for the Company to raise additional capital and for investors to sell their shares of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other Information

On May 14, 2015, we issued an earnings release reporting our results of operations for the first quarter of 2015. A copy of that earnings release is furnished herewith as Exhibit 99. This information shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

Item 6. Exhibits

(a) Exhibits

Exhibit
Number	Description of Exhibit

3.1	Certificate of Change pursuant to NRS 78.209, filed with the Nevada Secretary of State on April 22, 2015 (incorporated by reference to Exhibit 3.1 of Form 8-K filed on April 24, 2015).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

99.1*	Press release issued May 14, 2015 reporting our results of operations for the first quarter of 2015

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Housing & Land Development, Inc.

May 14, 2015	By:	/s/ Pingji Lu
Pingji Lu
Chief Executive Officer
(Principal Executive Officer)

May 14, 2015	By:	/s/ Fang Nie
Fang Nie
Chief Financial Officer
(Principal Financial and Accounting Officer)

