Form 10-Q
period 2015-06-30
China Housing & Land Development, Inc.
filed 2015-08-14
CIK 1303330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

86-029-8332-8813

(Registrant’s telephone number, including area code)

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

The number of shares of Common Stock outstanding on June 30, 2015 was 6,960,145 shares.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Unaudited Interim Condensed Consolidated Balance Sheets

As of June 30, 2015 and December 31, 2014

	June 30, 2015	December 31, 2014
ASSETS
Cash	$6,163,180	$33,223,127
Cash - restricted	89,901,978	90,328,084
Accounts receivable, net of allowance for doubtful accounts of $580,356 and $579,926, respectively	17,389,120	33,041,324
Other receivables, prepaid expenses and other assets	11,172,596	9,377,150
Real estate held for development or sale	376,484,943	374,083,969
Property and equipment, net	42,234,117	43,383,002
Advance to suppliers	1,857,487	1,033,359
Deposits on land use rights	16,129,031	16,136,415
Intangible assets, net	8,784,409	23,561,951
Goodwill	1,923,479	1,922,053
Deferred financing costs	-	438,926
Total assets	$572,040,340	$626,529,360

LIABILITIES
Accounts payable	$64,718,728	$75,845,987
Advances from customers	42,135,560	35,172,506
Accrued expenses	26,076,029	21,842,922
Income taxes payable	23,679,325	24,280,260
Other taxes payable	12,102,802	9,318,119
Other payables	14,913,549	11,692,913
Loans from employees	30,763,337	29,819,381
Loans payable	255,572,814	293,660,575
Deferred tax liability	10,392,486	14,395,327
Total liabilities	480,354,630	516,027,990

SHAREHOLDERS’ EQUITY
Common stock: $0.001 par value, authorized 20,000,000 shares;
Issued 6,960,145 and 6,960,145, respectively	6,960	6,960
Additional paid in capital	52,511,350	52,511,350
Statutory reserves	11,700,198	11,700,198
Retained earnings	4,590,652	24,046,686
Accumulated other comprehensive income	22,876,550	22,236,176
Total shareholders’ equity	91,685,710	110,501,370

Total liabilities and shareholders’ equity	$572,040,340	$626,529,360

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Unaudited Interim Condensed Consolidated Statements of Loss

For The Three and Six Months Ended June 30, 2015 and 2014

	3 Months June 30, 2015	3 Months June 30, 2014	6 Months June 30, 2015	6 Months June 30, 2014
REVENUES
Real estate sales	$32,045,954	$40,812,863	$52,720,450	$56,619,647
Other income	4,175,024	3,254,400	7,322,805	9,490,027
Total revenues	36,220,978	44,067,263	60,043,255	66,109,674

COST OF SALES
Cost of real estate sales	28,945,151	43,491,234	47,169,747	56,208,120
Cost of other revenue	2,595,234	1,392,538	4,327,866	5,401,995
Total cost of revenues	31,540,385	44,883,772	51,497,613	61,610,115

Gross margin	4,680,593	(816,509)	8,545,642	4,499,559

OPERATING EXPENSES
Selling, general, and administrative expenses	3,610,712	3,876,829	6,860,702	7,866,311
Stock-based compensation	-	1,003,464	-	1,136,304
Other expenses	7,298	10,113	13,502	14,020
Financing expense	934,063	939,852	2,006,885	2,334,382
Total operating expenses	4,552,073	5,830,258	8,881,089	11,351,017
Write off of real estate held for development	7,345,105	-	7,345,105	-
Write off of property	-	-	-	563,710
Intangible asset impairment	14,964,476	-	14,964,476	-

Loss before provision for income taxes	(22,181,061)	(6,646,767)	(22,645,028)	(7,415,168)

Provision for income taxes	548,743	128,422	574,463	145,458
Recovery of deferred taxes	(3,752,317)	(11,148)	(3,763,456)	(22,532)
Provision for income taxes	(3,203,574)	117,274	(3,188,993)	122,926

NET LOSS	$(18,977,487)	$(6,764,041)	$(19,456,035)	$(7,538,094)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	6,960,145	6,899,584	6,960,145	6,912,195

Diluted	6,960,145	6,899,584	6,960,145	6,912,195

NET LOSS PER SHARE
Basic	$(2.73)	$(0.98)	$(2.80)	$(1.09)
Diluted	$(2.73)	$(0.98)	$(2.80)	$(1.09)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Unaudited Interim Condensed Consolidated Statements of Comprehensive Loss

For The Three and Six Months Ended June 30, 2015 and 2014

	3 Months June 30, 2015	3 Months June 30, 2014	6 Months June 30, 2015	6 Months June 30, 2014

NET LOSS	$(18,977,487)	$(6,764,041)	$(19,456,035)	$(7,538,094)

OTHER COMPREHENSIVE INCOME
Gain (loss) in foreign exchange	26,209	513,398	640,374	(5,998,265)

COMPREHENSIVE LOSS	$(18,951,278)	$(6,250,643)	$(18,815,661)	$(13,536,359)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARIES

Unaudited Interim Condensed Consolidated Statements of Cash Flows

For The Six Months Ended June 30, 2015 and 2014

	June 30, 2015	June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(19,456,035)	$(7,538,094)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	1,217,048	1,194,943
Stock-based compensation	-	1,136,304
Write off of real estate held for development	7,345,105	-
Write off of property	-	563,710
Amortization of intangible assets	110,796	17,888,532
Intangible asset impairment	14,964,476	-
(Increase) decrease in assets:
Accounts receivable	15,617,483	1,065,542
Other receivable, prepaid expense, and other assets	(1,774,207)	(2,712,898)
Real estate held for development or sale	(9,358,273)	(74,720,712)
Advances to suppliers	(836,137)	(905,607)
Deposit on land use right	19,243	41,899,123
Deferred finance costs	452,867	229,850
Recovery of deferred income taxes	(3,763,456)	(22,532)
Increase (decrease) in liabilities:
Accounts payable	(11,103,868)	39,088
Advances from customers	6,915,233	(208,062)
Accrued expenses	4,205,742	(510,917)
Other payables	3,196,470	2,215,782
Income and other taxes payable	2,146,689	2,177,039
Net cash provided by (used in) operating activities	9,899,176	(18,208,909)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(141,108)	(8,387,891)
Purchase of short-term investment	-	(21,537,169)
Net cash used in investing activities	(141,108)	(29,925,060)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	489,185	2,809,595
Loans from banks	1,612,071	38,586,481
Loans from external parties	47,762,454	10,006,351
Repayment on loans	(87,440,036)	(21,818,551)
Loans from employees, net	919,187	5,756,562
Purchase of treasury stock	-	(635,970)
Net cash (used in) provided by financing activities	(36,657,139)	34,704,468

DECREASE IN CASH	(26,899,071)	(13,429,501)

Effects on foreign currency exchange	(160,876)	(432,904)

CASH, beginning of period	33,223,127	21,320,071

CASH, end of period	$6,163,180	$7,457,666

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Unaudited Interim Condensed Consolidated Statements of Shareholders’ Equity

As of June 30, 2015 and December 31, 2014

	Common Stock		Additional Paid in	Statutory	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Reserves	Earnings	Income	Totals
BALANCE, December 31, 2014	6,960,145	$6,960	$52,511,350	$11,700,198	$24,046,686	$22,236,176	$110,501,370
Net loss for the period	-	-	-	-	(478,547)	-	(478,547)
Foreign currency translation adjustment	-	-	-	-	-	614,165	614,165
BALANCE, March 31, 2015	6,960,145	$6,960	$52,511,350	$11,700,198	$23,568,139	$22,850,341	$110,636,988
Net loss for the period	-	-	-	-	(18,977,487)	-	(18,977,487)
Foreign currency translation adjustment	-	-	-	-	-	26,209	26,209
BALANCE, June 30, 2015	6,960,145	$6,960	$52,511,350	$11,700,198	$4,590,652	$22,876,550	$91,685,710

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

Note 1 – Business, Organization and Basis of Presentation

China Housing & Land Development, Inc. (“CHLN”) is a Nevada corporation, originally incorporated on July 6, 2004 under the name Pacific Northwest Productions Inc. CHLN and its subsidiaries (the “Company”) are engaged in acquisition, development, management, and sale of commercial and residential real estate properties located primarily in Xi’an, Shaanxi Province, People’s Republic of China ( the “PRC” or “China”).

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

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s interim condensed consolidated balance sheet as at June 30, 2015, the Company’s interim condensed consolidated statements of loss and comprehensive loss for the three and six months ended June 30, 2015 and June 30, 2014, and the Company’s interim condensed consolidated statements of cash flows for the six months ended June 30, 2015 and June 30, 2014. These adjustments consist of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

In April 2015, FASB issued ASU 2015-03 “Interest – Imputation of interest (Subtopic 835-30): Simplifying the presentation of Debt Issuance Costs.” The updates are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. To simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this amendment. The new guidance should be applied on a retroactive basis. The guidance in this section does not apply to the amortization of premium and discounts of assets and liabilities that are reported at fair value and the debt issuance costs of liabilities that are reported at fair value. The Company is currently assessing the impact of this new standard on its consolidated financial statements.

Foreign Exchange Rates Used:

	June 30, 2015	December 31, 2014	June 30, 2014
Period end RMB/U.S. Dollar exchange rate	6.2000	6.2046	6.2036
Average RMB/U.S. Dollar exchange rate	6.2032	6.1620	6.2311

Note 3 – Supplemental Disclosure of Cash Flow Information

Income taxes paid amounted to $1,183,167 and $772,594 for the six months ended June 30, 2015 and 2014, respectively. Interest paid for the six months ended June 30, 2015 and 2014 amounts to $13,540,705 and $16,744,359, respectively.

Note 4 – Restricted Cash

The following summarizes the restricted cash held by the Company:

	June 30, 2015	December 31, 2014
Banks’ security requirement in providing mortgages to home buyers	$2,816,494	$2,577,788
Guaranteed deposits for loans with foreign banks (Note 12)	87,085,484	87,536,586
Government regulatory fees	-	213,710
	$89,901,978	$90,328,084

Note 5 – Real Estate Held for Development or Sale

The following summarizes the components of real estate inventories as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Real estate projects completed and held for sale
Junjing I	$1,611,675	$1,610,480
Junjing II	81,339	81,277
Gangwan	9,607	9,600
Junjing III	797,105	802,364
Park Plaza - Phase I	14,702,724	-
Puhua Phase I	5,377,702	5,421,141
Puhua Phase II – West Region and New Coastal Line	6,378,491	6,692,581
Puhua Phase III	23,579,629	-
Real estate completed and held for sale	52,538,272	14,617,443

Real estate projects held for development
Puhua Phase II (East Region), IV and V (Puhua Phase II (East Region),III, IV and V as of December 31, 2014)	64,812,527	98,207,424
Park Plaza- Phase II (Phase I and II as of December 31, 2014)	41,408,922	59,308,044
Golden Bay	169,152,760	150,562,541
Jiyuan	30,638,784	29,784,510
Golden Bay Apartment	17,827,153	14,529,266
Other	106,525	7,074,741
Real estate held for development	323,946,671	359,466,526

Total real estate held for development or sale	$376,484,943	$374,083,969

The Company evaluates the carrying value of real estate held for development or sale for impairment based on fair market value based on real estate market price and expected cash flow on the Company’s real estate assets. Any excess of cost over fair market value is recorded as impairment. Write-downs of real estate held for development or sale deemed impaired would be recorded as adjustments to the cost of real estate sales. An impairment charge of $703,843 has been made and recorded in cost of real estate sales in the three and six months interim condensed consolidated statement of loss ended June 30, 2015 (June 30, 2014 - $nil and $nil).

During the second quarter of 2015, the Company was informed by the government that the land zoning of its Textile City project would no longer be for residential purposes. The project has not started and it has to be discontinued due to this change proposed by the government. The project with an accumulated cost of $7,345,105 which includes project acquisition cost and interest capitalized, was then written off, and the amount is recorded as write off of real estate held for development in the interim condensed consolidated statement of loss (Note 9).

Note 6 – Accounts Receivable

Accounts receivable consist of the following as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
Accounts receivable	$17,969,476	$33,621,250
Allowance for doubtful accounts	(580,356)	(579,926)
Accounts receivable, net	$17,389,120	$33,041,324

Note 7 – Other Receivables, Prepaid Expenses and Other Assets

Other receivables, prepaid expenses and other assets consist of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Interest receivable (a)	$5,576,882	$3,954,195
Other receivables (b)	4,316,997	4,063,747
Allowance for doubtful receivables	(146,460)	(147,940)
Prepaid expenses	1,392,181	1,473,512
Prepaid other tax expenses	32,996	33,636
Other receivables, prepaid expenses and other assets, net	$11,172,596	$9,377,150

(a)	Interest receivable represents interest income accrued on the restricted cash pledged as security for the loans obtained from Bank of Communications Offshore Branch, Bank of China Macau Branch, Bank of China Singapore branch and LUSO International Bank.
(b)	Other receivables mainly represents various deposits made to government agencies and/or utility companies as a security or a guarantee during the project construction. These amounts will be refunded when the projects are completed.

Note 8 – Property and Equipment

Property and equipment consist of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Income producing properties and improvements	$21,485,662	$21,469,734
Buildings and improvements	28,870,634	28,808,632
Electronic equipment	1,095,873	1,089,142
Vehicles	795,181	794,591
Computer software	316,041	323,578
Office furniture	907,451	904,601
Total	53,470,842	53,390,278
Accumulated depreciation	(11,236,725)	(10,007,276)
Property and equipment, net	$42,234,117	$43,383,002

Depreciation expense for the three months ended June 30, 2015 and 2014 amounted to $583,113 and $603,036, respectively. Depreciation expense for the six months ended June 30, 2015 and 2014 amounted to $1,217,048 and $1,194,943, respectively. The depreciation expense was included in selling, general and administrative expense, real estate held for development or sale and cost of other revenue.

The Company decided to demolish certain sales center used for Park Plaza and wrote off the $563,710 carrying value of the sales center during the first quarter of fiscal 2014. The write down was recorded as write off of property on the interim condensed consolidated statements of loss.

Note 9 – Intangible Assets

The intangible assets consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Development right acquired (a)	$-	$52,048,245
Land use right acquired (b)	8,792,797	8,786,279
Construction license acquired (c)	1,214,221	1,213,321
	10,007,018	62,047,845
Accumulated amortization	(1,222,609)	(38,485,894)
Intangible assets, net	$8,784,409	$23,561,951

(a)	The development right for 487 acres of land in Baqiao Park was obtained from the acquisition of New Land in fiscal 2007. The intangible asset has a finite life. The development right will expire on June 30, 2016.

Upon the acquisition of Puhua’s land use right in 2009, the Company recorded $4,665,592 of amortization on the development right and capitalized the amount in the real estate held for development or sale. The capitalized amortization amount is expensed as part of the cost of real estate sales as Puhua recognizes its real estate sales revenues under the percentage of completion method. During the three and six months ended June 30, 2015, $199,445 and $293,887 (June 30, 2014 - $254,938 and $294,027) of amortized development right capitalized in the Puhua project were expensed through cost of real estate sales, respectively.

The Company acquired the land use right for the remaining parcel of the Golden Bay project and recorded amortization of $12,553,872 during the first quarter of 2014 and capitalized this amount in the real estate held for development or sale. The Company acquired the land use right for the Company’s head office and certain future resident project and recorded amortization of $5,222,987 during the second quarter of 2014, $2,121,055 was capitalized in the Company’s buildings and improvements and $3,101,932 in the real estate held for development or sale.

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

Upon the acquisition of land use rights for the Golden Bay project and head office and Golden Bay Apartment, the remaining value of the intangible was dedicated for the Textile City project which the Company originally expected to acquire during the year. However, during the second quarter of 2015, the Company was informed that the zoning of Textile City would no longer be for residential purpose. The Company determined it will not purchase the Textile City land use right and it is not likely the Company will be able to obtain another land use right prior to the expiration of the development right. Hence, the remaining value of $14,964,476 has been written off and is recorded as intangible asset impairment on the interim condensed consolidated statements of loss. The related deferred tax liability of $3,741,119 has been recorded as a recovery of deferred taxes during the quarter.

(b)	The land use right was acquired through the acquisition of Suodi. The land use right certificate will expire in November 2048. The Company amortizes the land use right over 39 years starting from the date of acquisition. For the three and six months ended June 30, 2015, the Company has recorded $55,545 and $110,797, respectively, of amortization expense on the land use rights (June 30, 2014 - $56,468 and $111,763). The amortization was included in selling, general and administrative expenses. For the next five years, the Company will amortize approximately $220,000 annually on the land use right.

(c)	The construction license was acquired through the acquisition of Xinxing Construction. The construction license, which is subject to renewal every 5 years, is not amortized and has an indefinite estimated useful life because management believes it will be able to continuously renew the license in future years. The license is subject to renewal on January 1, 2016.

Note 10 – Accrued Expenses

	June 30, 2015	December 31, 2014
Accrued expenses	$19,872,554	$18,625,788
Accrued interest on loans	6,203,475	3,217,134
Total	$26,076,029	$21,842,922

Note 11 – Loans from Employees

The Company has borrowed monies from certain employees to fund the Company’s construction projects. All loans from employees have a six month maturity period. These unsecured loans bear interest at 15% (December 31, 2014 – 15%) per annum and are available to all employees.

Included in these loans are loans from the Company’s executives:

	June 30, 2015	December 31, 2014
Chairman	$2,319,258	$1,063,649
Chief financial officer	1,292,398	1,998,517
Chief operating officer	2,164,516	1,228,121
Total	$5,776,172	$4,290,287

Note 12 – Loans Payable

	June 30, 2015	December 31, 2014

Construction Bank of China
Annual interest rate is 105% of People’s Bank of China prime rate (5.50%). The loan is secured by the Park Plaza Phase I project and land use right. The repayment schedule is as follows: the loan is due on May 29, 2016. The loan is also subject to certain repayment requirements based on percentage of sales contracts signed over total estimated sales amount of Park Plaza Phase I.	$15,000,000	$19,662,831

Bank of China, Macau Branch
Originally due on December 16, 2013 and extended to December 16, 2015, annual interest rate is based on 3-month London interbank offered rate (“LIBOR”) rate plus 2.5%, and the loan is also subject to a 1.3% handling fee making effective interest rate 4.08%. The 3-month LIBOR rate on June 30, 2015 was 0.2794% (December 31, 2014 - 0.2457%), secured by $32,258,065 (RMB200 million) of restricted cash.	31,000,000	31,000,000

Bank of Communications Offshore Branch (Loan 1)
Due on November 13, 2015, annual interest rate is 2.9%, secured by $36,290,323 (RMB225 million) of restricted cash and it is also subject to a 0.3% handling fee. The effective interest rate is 3.2%.	30,000,000	30,000,000

LUSO International Bank (1)
The Company signed an agreement for a line of credit of $8 million with LUSO International Bank. The amount that can be withdrawn is limited to 97% of the restricted cash secured for the line of credit. The total amount will be due on June 27, 2016. As of June 30, 2015, the Company has drawn $7,761,153 from the line of $9.7 million which is 96% of $8,064,516 (RMB50 million) restricted cash secured. Annual interest is based on the 12-month LIBOR rate plus 2.9%. The 12-month LIBOR rate on June 30, 2015 was 0.7336% (December 31, 2014 - 0.6044%).	7,761,153	7,761,153

Xi’an Xinxing Days Hotel & Suites Co., Ltd. (“Days Hotel”) (Note 18)
There are several loans from Days Hotel, including: $1,591,935 (RMB9.87 million) past due; $1,612,904 (RMB10 million) due on November 4, 2015; $1,532,258 (RMB9.5 million) due on November 26, 2015; $564,516 (RMB3.5 million) due on December 31, 2015; $18,870,968 (RMB117 million) due on December 31, 2015; $8,064,516 (RMB50 million) due on January 9, 2016; $645,161 (RMB4 million) due on May 15, 2016; $161,290 (RMB1 million) due on June 16, 2016; $4,032,258 (RMB25 million) of the loan has an annual interest rate of 15%; $28,895,161 (RMB179 million) of the loan has an annual interest rate of 20%, and $116,129 (RMB0.7 million) of the loan has no interest. For the amount past due, the company has repaid $911,290 (RMB 5.65 million) subsequent to quarter end. Days Hotel can demand payment on the amount past due any time.	33,043,548	42,371,788

Zhongyuan Trust Annual interest rate is 15.11%, including a 0.9% handling fee. This loan is secured by the land use rights of Golden Bay A and Golden Bay B, and guaranteed by Tsining, Fangzhou and the President. The repayment terms are as follows: $4,838,710 (RMB30 million) due on August 3, 2016; $9,354,839 (RMB 58 million) due on October 9, 2016; $322,580 (RMB 2 million) due on October 20, 2016; $11,290,323 (RMB70 million) due on February 3, 2017; $7,419,355(RMB 46 million) due on April 9, 2017; $10,322,580 (RMB 64 million) due on April 20, 2017.	43,548,387	-

Shanghai Xinying Fund, LLC(“XinYing”) The loan bears interest at 9.6% per annum plus a consulting fee per quarter at $503,306 (RMB3 million). The effective interest rate is 23.65% (Note 18). The loan is secured by 100% ownership of Xinxing Construction’s shares, corporate guarantee from Tsining, Puhua, and the Company. The loan is due on August 7, 2015. The loan was repaid subsequent to quarter end.	15,322,581	17,728,782

LUSO International Bank (2) The Company signed an agreement for a line of credit of $34 million with LUSO International Bank. The amount that can be withdrawn is limited to 100% of the restricted cash secured for the line of credit. The total amount is due on November 4, 2015. The Company has drawn $9,816,500 from the line and is 98% of $10,020,968 (RMB62 million) restricted cash secured. Annual interest rate is based on the 12-month LIBOR rate plus 2.7%. The 12-month LIBOR rate as of June 30, 2015 was 0.7336% (December 31, 2014 - 0.6044%).	9,816,500	9,816,500

	June 30, 2015	December 31, 2014
Shenzhen Qianhai Dinghui Equity Investment Fund Partnership (“Dinghui”)
Originally due on August 7, 2014 and March 22, 2015, the loan’s repayment terms have been extended to as follows: $16,131,634 (RMB100 million) due on June 5, 2015, and $8,065,817 (RMB50 million) due on June 20, 2015. The loan has an annual interest rate of 24%, and is secured by the land use rights of head office, Golden Bay apartment, and Golden Bay A. The loan has been repaid during this quarter.	-	56,409,760

Bank of Communications
Annual interest rate is 120% of the People’s Bank of China prime rate (5.50%). The loan is secured by a portion of the Puhua Phase III project and land use right. The repayment schedule is as follows: December 20, 2015 - $9,677,419 (RMB60 million); and December 20, 2016 - $3,225,806 (RMB20 million).	12,903,226	24,175,611

Bank of Communications Annual interest rate is 130% of the People’s Bank of China prime rate (5.50%). The loan is secured by a portion of the Puhua Phase IV project and land use right. The loan is due on June 3, 2017. The loan is also subject to certain repayment terms based on percentage of sales contracts signed over total estimated sales of Puhua Phase IV.	14,516,129	14,505,368

Bank of Xi’an, Weilai Branch
Annual interest rate is 130% of the People’s Bank of China prime rate (5.50%). The loan is secured by a portion of the Puhua Phase II project and land use rights. The loan was originally due on April 24, 2015, the Company extended the loan with Bank of Xi’an to as follows: $4,838,710 (RMB30 million) due on September 30, 2015; $4,838,710 (RMB30 million) due on December 31, 2015, and $6,451,613 (RMB40 million) due on April 24, 2016. The loan is also subject to certain repayment requirements based on percentage of sales contracts signed over total estimated sales amounts of Puhua Phase II.	16,129,032	17,728,782

Bank of Communications Offshore Branch (2)
Due on March 17, 2016, annual interest is based on 6-month LIBOR rate plus 2.8% and the loan is also subject to a 0.7% financing fee, with an effective annual interest rate of 3.5%. The 6-month LIBOR rate on June 30, 2015 was 0.4201% (December 31, 2014 - 0.3443%). The loan is specifically for the retirement of the $31 million Bank of China, Singapore Branch loan. The use of the fund is restricted by the bank until the fund is used to repay the intended loan.	22 ,500,000	22,500,000

Bank of East Asia Annual interest rate is 120% of the People’s Bank of China prime rate (5.50%). The loan is secured by one of the units from Tsining’s income producing property, the rent receivable from the unit, and guaranteed by the President and CEO of the Company. The repayment schedule is as follows: November 28, 2015 - $80,645 (RMB0.5 million); May 28, 2016 - $80,645 (RMB0.5 million); November 28, 2016 - $161,290 (RMB1.0 million); May 28, 2017 - $161,290 (RMB1.0 million); November 28, 2017 - $564,516 (RMB3.5 million); and May 28, 2018 - $564,516 (RMB3.5 million).	1,612,903	-

GuoXin Loan Company Annual interest rate is 18%. The loan is secured by Puhua Phase I inventory houses 1-19 and guaranteed by the legal representative of Xinxing Construction. The loan is due on December 29, 2015. The loan was repaid subsequent to quarter end.	2,419,355	-
Total	$255,572,814	$293,660,575

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

The $36 million of restricted cash, corresponds to a $30 million loan from Bank of Communications Offshore Branch (1), the $32 million of restricted cash corresponds to a $31 million loan from Bank of China, Macau Branch, $10 million of restricted cash corresponds to a $10.02 million loan from LUSO International Bank (2) and $8 million of restricted cash corresponds to a $7.76 million loan from LUSO International Bank (1). These borrowings were incurred in Hong Kong to repay certain loans that were due, however the majority of the Company’s cash resided in mainland China and to wire funds from mainland China to Hong Kong is subject to foreign exchange restrictions imposed by the PRC government. Thus, in order for us to repay our Hong Kong and overseas counterparties, the Company had to utilize the special lending facilities provided by major PRC banks and foreign financial institutions (i.e., LUSO International Bank and Bank of China) to allow the Company to borrow outside of mainland China using cash we have in mainland China as guarantees.

The loans payable balances were secured by certain of the Company’s real estate held for development or sale and land use rights with a carrying value of $174,817,165 on June 30, 2015 (December 31, 2014 - $398,636,841). Other than the one unit from Tsining’s income producing property pledged for Bank of East Asia, no buildings or other income producing properties and improvements were pledged as of June 30, 2015. The weighted average interest rate on loans payable as of June 30, 2015 was 8.55% (December 31, 2014 – 9.78%).

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

The principal repayment requirements over the following 2 years are as follows:

Due in 1 year	$210,572,814
1 – 2 years	45,000,000
Total	$255,572,814

Note 13 – Shareholders’ Equity

Common Stock

No shares were issued or retired during 2015. On April 22, 2015, China Housing & Land Development, Inc. (the “Company”) filed a Certificate of Change pursuant to Nevada Revised Statutes (“NRS”) Section 78.209 with the Secretary of State of Nevada to effect a reverse stock split of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and the proportional decrease of the Company’s authorized shares of Common Stock at a ratio of one-for-five (1-for-5) (the “Reverse Split”) from 100 million shares authorized to 20 million shares authorized. The Reverse Split was authorized by the Board of Directors of the Company pursuant to Section 78.207 of the NRS on April 3, 2015 and, pursuant to the Certificate of Change, became effective as of April 24, 2015.

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

All of the options were vested by the end of 2014, no compensation expense was recognized during the three and six months ended June 30, 2015 (June 30, 2014-$1,003,464 and $1,136,304).

Note 14 – Other Revenue

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Interest income	$815,759	$1,089,484	$1,652,572	$2,203,549
Rental income	205,764	240,597	443,547	486,292
Income from property management services	1,465,255	1,098,983	2,856,486	2,383,049
External construction contracts	1,650,793	445,548	2,332,747	3,411,054
Additional compensation received in connection with TangDu project	-	-	-	612,912
Miscellaneous income	37,453	379,788	37,453	393,171
Total	$4,175,024	$3,254,400	$7,322,805	$9,490,027

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

Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company’s unaudited interim condensed consolidated financial statements during the three and six months ended June 30, 2015 and June 30, 2014 are as follows:

For the three months ended June 30, 2015:

	Real Estate			Adjustments
	Development			and
	and Sales	Construction	All Other	Eliminations		Consolidated
Revenues from external customers	$32,045,956	$1,650,793	$1,465,255	$-		$35,162,004
Intersegment revenues	-	11,442,946	-	(11,442,946	)(1)	-
Rental from external customers	205,764	-	-	-		205,764
Miscellaneous income (mainly interest income)	826,918	25,735	557	-		853,210
Total revenue	$33,078,638	$13,119,474	$1,465,812	$(11,442,946)		$36,220,978

Financing expense	$868,430	$32,136	$33,497	$-		$934,063
Segment profit (loss) before taxes	$(7,699,811)	$218,868	$(14,600,685)	$(99,433	)(1)	$(22,181,061)
Total assets	$572,266,981	$22,311,123	$73,809,508	$(96,347,272	)(2)	$572,040,340

For the six months ended June 30, 2015:

	Real Estate			Adjustments
	Development			and
	and Sales	Construction	All Other	Eliminations		Consolidated
Revenues from external customers	$52,720,451	$2,332,747	$2,856,486	$-		$57,909,684
Intersegment revenues	-	15,318,005	-	(15,318,005	)(1)	-
Rental from external customers	443,547	-	-	-		443,547
Miscellaneous income (mainly interest income)	1,662,060	25,736	2,228	-		1,690,025
Total revenue	$54,826,058	$17,676,488	$2,858,714	$(15,318,005)		$60,043,255

Financing expense	$1,866,203	$80,601	$60,081	$-		$2,006,885
Segment profit (loss) before taxes	$(8,397,782)	$192,650	$(14,385,541)	$(54,355	)(1)	$(22,645,028)
Total assets	$572,266,981	$22,311,123	$73,809,508	$(96,347,272	)(2)	$572,040,340

For the three months ended June 30, 2014:

	Real Estate			Adjustments
	Development			and
	and Sales	Construction	All Other	Eliminations		Consolidated
Revenues from external customers	$40,812,863	$445,548	$1,224,665	$-		$42,483,076
Intersegment revenues	-	19,334,294		(19,334,294	)(1)	-
Rental from external customers	219,078	21,519				240,597
Miscellaneous income (mainly interest income)	1,192,333		151,257			1,343,590
Total revenue	$42,224,274	$19,801,361	$1,375,922	$(19,334,294)		$44,067,263

Financing expense	$930,488	$5,757	$3,607	$-		$939,852
Segment (loss) profit before taxes	$(6,989,109)	$558,696	$10,832	$(227,186	)(1)	$(6,646,767)
Total assets	$817,752,060	$94,374,453	$168,436,312	$(447,431,835	)(2)	$633,210,990

For the six months ended June 30, 2014:

	Real Estate Development and Sales	Construction	All Other	Adjustments and Elimination		Consolidated
Revenues from external customers	$56,619,647	$3,411,055	$2,508,731	$-		$62,539,433
Intersegment revenues	-	23,729,159	-	(23,729,159	)(1)	-
Rental from external customers	442,798	43,494	-	-		486,292
Other miscellaneous income (mainly interest income)	2,929,149	-	154,800	-		3,083,949
Total revenue	$59,991,594	$27,183,708	$2,663,531	$(23,729,159)		$66,109,674
Financing expense	$2,315,653	$12,447	$6,282	$-		$2,334,382
Segment (loss) profit before taxes	$(7,546,246)	$564,394	$(36,218)	$(397,098	)(1)	$(7,415,168)
(1)	These represent revenues earned from construction service performed by Xinxing Construction for Real Estate Development and Sales segment and its profits. They are eliminated upon consolidation.
(2)	The adjustment represents long-term investments in Subsidiaries and inter-subsidiary balances eliminated upon consolidation.

Note 16 – Loss per Share

Loss per share for the three and six months ended June 30, 2015, and 2014 were determined by dividing net loss for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

All outstanding options have anti-dilutive effects on the loss per share and were therefore excluded from the determination of three months and six months ended June 30, 2015 and 2014 diluted earnings per share calculation.

Note 17 – Commitments and Contingencies

In connection with the loans borrowed from XinYing (Notes 12 and 18), the Company also signed a finance consulting agreement with XinYing whereby the Company is committed to pay consulting fees on a quarterly basis up to August 2015 for financing services provided.

All future payments required under the various agreements are summarized below:

	Payment due by period
Commitments and Contingencies	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	After 5 years
Consulting fees	$212,473	$212,473	$-	$-	$-	$-	$-
Total	$212,473	$212,473	$-	$-	$-	$-	$-

The Company from time to time has to renew certain real estate development licenses in the normal course of business. Management believes the Company will be able to continuously renew these licenses on commercially reasonable terms.

Note 18 – Related Party Transactions

The spouse of one of the Company’s executive officers owns 37.83% of the common stock of Days Hotel. During the three and six months ended June 30, 2015, the Company incurred $29,907 and $46,735 (June 30, 2014 -$76,444 and $86,445) in fees to Days Hotel. The fees incurred include meal and hotel rooms charges. As of June 30, 2015, the Company had $6,281 (December 31, 2014 – $15,171) fees payable to Days Hotel.

The Company also has a $33,043,548 loan payable to Days Hotel as of June 30, 2015 (December 31, 2014 - $42,371,788) (Note 12). For the three and six months ended June 30, 2015, the Company incurred $1,172,478 and $4,159,778 (June 30, 2014 - $1,071,320 and $2,081,578) of interest expense to Days Hotel and capitalized the amounts in real estate held for development or sales. As of June 30, 2015, the Company also had $2,179,407 (December 31, 2014 - $1,571,477) interest payable to Days Hotel.

As of June 30, 2015, the Company also has a $15,322,581 (December 31, 2014 - $17,728,782) loan payable to XinYing (Note 12), in which an executive partner is the spouse of one of the Company’s executive officers. The Company incurred a total of $901,699 and $1,805,000 interest expense and finance consulting fees payable to XinYing during the three and six months ended June 30, 2015 (June 30, 2014 - $1,339,509 and $3,009,178) and capitalized the amount in real estate held for development or sales. As of June 30, 2015, the Company had $38,049 (December 31, 2014 - $52,004) in interest payable to XinYing.

Note 19 – Subsequent Event

Subsequent to quarter end, the Company received a $24,193,548 (RMB150 million) loan from Days Hotel. The Company repaid the XinYing loan of $15,322,581 (RMB95 million), the $2,419,355 (RMB15 million) of GuoXin loan, and $911,290 (RMB5.65 million) of Days hotel loans subsequent to the quarter end.

During the third quarter of 2015, the Company issued 57,500 shares of common stock to compensate services provided by Mr. Pingji Lu, Ms. Jing Lu, Ms. Fang Nie, Mr. Yusheng Lin and Mr. Suiyin Gao.

Note 20 – Effect of Change in Estimates

The Company monitors market conditions and reviews its estimated sales and costs and revises its sales and costs forecasts on a regular basis. Due to the recent real estate market conditions in China, the Company decided to revise and lower the selling price of certain projects to attract new buyers. The estimated costs are also revised to reflect the most updated information. These are treated as a change in estimate.

For the three months ended June 30, 2015, real estate development projects with gross profits recognized as of March 31, 2015 had changes in their estimated gross profit margins. As a result of these changes in gross profit, net income for the three months ended June 30, 2015 decreased by $1,263,517 or a decrease of $0.18 for both basic and diluted earnings per share. During the three months ended June 30, 2014, real estate development projects with gross profits recognized as of March 31, 2014 decreased by $5,324,687 or a decrease of $0.15 for both basic and diluted earnings per share as a result of change in estimated gross profit margins.

During the six months ended June 30, 2015, real estate development projects with gross profits recognized as of December 31, 2014 had changes in their estimated gross profit margins. As a result of these changes in gross profit, net income for the six months ended June 30, 2015 decreased by $1,118,885 or a decrease of $0.16 for both basic and diluted earnings per share for the six months ended June 30, 2015. During the six months ended June 30, 2014, real estate development projects with gross profits recognized as at December 31, 2013 had changes in their estimated gross profit margins. As a result of these changes of gross profit, net income for the six months ended June 30, 2014 decreased by $4,976,502 or a decrease of $0.14 for both basic and diluted earnings per share for the six months ended June 30, 2014.

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

The Company evaluates the carrying value of real estate held for development or sale for impairment based on real estate market price and expected cash flow on the Company’s real estate assets. Any excess of cost over fair market value is recorded as impairment. Write-downs of real estate costs for projects under development deemed impaired would be recorded as adjustments to the cost of real estate sales.

The following table summarizes the components of real estate inventories as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Real estate projects completed and held for sale
Junjing I	$1,611,675	$1,610,480
Junjing II	81,339	81,277
Gangwan	9,607	9,600
Junjing III	797,105	802,364
Park Plaza - Phase I	14,702,724	-
Puhua Phase I	5,377,702	5,421,141
Puhua Phase II – West Region and New Coastal Line	6,378,491	6,692,581
Puhua Phase III	23,579,629	-
Real estate completed and held for sale	52,538,272	14,617,443

Real estate projects held for development
Puhua Phase II (East Region), IV and V (Puhua Phase II (East Region),III, IV and V as of December 31, 2014)	64,812,527	98,207,424
Park Plaza- Phase II (Phase I and II as of December 31, 2014)	41,408,922	59,308,044
Golden Bay	169,152,760	150,562,541
Jiyuan	30,638,784	29,784,510
Golden Bay Apartment	17,827,153	14,529,266
Other	106,525	7,074,741
Real estate held for development	323,946,671	359,466,526

Total real estate held for development or sale	$376,484,943	$374,083,969

Intangible assets

The intangible assets consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Development right acquired (a)	$-	$52,048,245
Land use right acquired (b)	8,792,798	8,786,279
Construction license acquired (c)	1,214,221	1,213,321
	10,007,018	62,047,845
Accumulated amortization	(1,222,609)	(38,485,894)
Intangible assets, net	$8,784,409	$23,561,951

(a)	The development right for 487 acres of land in Baqiao Park was obtained from the acquisition of New Land in fiscal 2007. The intangible asset has a finite life. The development right will expire on June 30, 2016.

Upon the acquisition of Puhua’s land use right in 2009, the Company recorded $4,665,592 of amortization on the development right and capitalized the amount in the real estate held for development or sale. The capitalized amortization amount is expensed as part of the cost of real estate sales as Puhua recognizes its real estate sales revenues under the percentage of completion method. During the three and six months ended June 30, 2015, $199,445 and $293,887 (June 30, 2014 - $254,938 and $294,027) of amortized development right capitalized in the Puhua project were expensed through cost of real estate sales, respectively.

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

Upon the acquisition of land use rights for the Golden Bay project and head office and Golden Bay Apartment, the remaining value of the intangible was dedicated for the Textile City project which the Company originally expected to acquire during the year. However, during the second quarter of 2015, the Company was informed that the zoning of Textile City would no longer be for residential purpose. The Company determined it will not purchase the Textile City land use right and it is not likely the Company will be able to obtain another land use right prior to expiration of the development right. Hence, the remaining value of $14,964,476 has been written off and is recorded as intangible asset impairment on the interim condensed consolidated statements of loss. The related deferred tax liability of $3,741,119 has been recorded as a recovery of deferred taxes during the quarter.

(b)	The land use right was acquired through the acquisition of Suodi. The land use right certificate will expire in November 2048. The Company amortizes the land use right over 39 years starting from the date of acquisition. For the three and six months ended June 30, 2015, the Company has recorded $55,545 and $110,797, respectively, of amortization expense on the land use rights (June 30, 2014 - $56,468 and $111,763). The amortization was included in selling, general and administrative expenses. For the next five years, the Company will amortize approximately $220,000 annually on the land use right.

(c)	The construction license was acquired through the acquisition of Xinxing Construction. The construction license, which is subject to renewal every 5 years, is not amortized and has an indefinite estimated useful life because management believes it will be able to continuously renew the license in future years. The license is subject to renewal on January 1, 2016.

Deposits on land use rights

	June 30, 2015	December 31, 2014
Deposits on land use rights	$16,129,031	$16,136,415

The deposits on land use rights are for the land in Baqiao area and Textile City.

As previously disclosed by China Housing & Land Development, Inc. (the “Company”) in a Form 8-K filed on May 22, 2015, the Company received a letter from Xi’an Baqiao New Development Zone Management Council on May 18, 2015 indicating that the land use right covering 29.7 acres (net) of land at Textile City had been rezoned from residential & commercial purposes to cultural, entertainment & commercial purposes (the “Rezoning”).

In light of the Rezoning, the Board of Directors of the Company (“Board”) retained consultants to analyze and advise on the feasibility of continuing to develop the Textile City land use right in compliance with the terms imposed under the Rezoning. Following a presentation by such consultants and due consideration of all relevant factors, the Board ultimately determined that the Textile City land use right is inconsistent with the Company’s future development strategy. On June 29, 2015, the Board formally adopted resolutions directing the Company to terminate the development of the Textile City land and to seek to mitigate its damages by pursuing a return of the deposits that were previously paid in connection with securing the Textile City land use right. The Company is requesting refund on the deposit, however timing of the refund is uncertain.

Property, plant and equipment

The total rental income (cash inflow) from leasing the Tsining Junjing commercial retail property was $0.2 million (RMB1.3 million) during the second quarter of 2015 which is approximately the same as the $0.2 million (RMB1.3 million) in rental income of the same period of 2014. Based on $0.2 million (RMB1.4 million) of net cash receipts in the second quarter of 2015, it will take the Company approximately 11 years to recover $9.84 million (RMB61 million) carrying value of the asset. There was no cash outflow in connection with the maintenance and repair of the property. During the second quarter of 2015, the amortization of this property is RMB0.6 million (non-cash item).

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

Material trends and uncertainties that may impact continuing operations

Changes in national and regional economic conditions, as well as local economic conditions where we conduct our operations and where prospective purchasers of our homes live, may result in the exercise of greater caution on the part of homebuyers and consequently result in fewer home purchases. According to the statistical data disclosed by the National Bureau of Statistics, the prices for the newly constructed commercial housing in 70 large and medium-sized cities in China continued to fall in the past ten months year-over-year and in June 2015, and the price had fallen by 5.7% compared to June 2014.

In recent years, China’s GDP growth rate has slowed down, with the year 2014 dropping to the lowest level in the last 20 years. Given the lack of economic growth motivation, China’s economy has slowed down from an annual average growth rate of nearly 10% for the last decade to the current “new normal trend” of 7%-7.5%. In the second quarter of 2015, China’s GDP growth rate was 7%, the overall macro economy has not yet stabilized, exhibiting a further risk of overall economic stagnation. In the meantime, the growth rate of development and investment in real estate has slumped significantly, as the growth rate was only 4.6% in the first six months of 2015 as compared to 14.1% in the same period of 2014, with a strong likelihood of further decline. The new construction area of real estate has declined downward almost to 2008 levels. The industry concentration ratio further increased. The increasing gap between cities of different sizes is becoming more pronounced and competition among second-tier and third-tier cities is becoming more intense.

As negatively affected by the government’s tight regulatory policy in recent years, the financing environment for real estate development enterprises in China has significantly worsened over time. The funds of real estate enterprises are tightening, the turnover rate has declined, and the collection of receivables for real estate enterprises has dropped continuously. The dependence on the self-financing has significantly increased. 2015 is the peak of repaying the trust for the real estate enterprises, combined with the rising of the international financing costs, and investor risk tolerance has dropped, due to slow market sales, resulting in relatively heavy capital pressure on real estate enterprises. The government has broadened the money supply by using tools such as rate cuts and reserve ratio cuts. However, the government also encourages more funds to flow to the real economy by way of “window guidance,” and encouraging more funds to flow to the stock markets. In addition, the consistent tightening of credit policies on the real estate industry nationwide has resulted in credit sources flowing to large enterprises, the internal liquidity shortage for small and medium real estate enterprises is still large, making it difficult for small and medium real estate enterprises to survive.

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

On one hand, the real estate enterprises adopt an intense price competition strategy resulting in an increasingly higher discount rate, but on the other hand the construction costs have increased continuously. In light of the difficulty in obtaining financing , the Company’s high debt ratio and its large inventory, the Company will continue to strengthen its promotion efforts, stick to the policy of “cash is of paramount importance,” in order to expand sales and mitigate risks.

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

As of June 30, 2015, we had $6,163,180 of cash, compared to $33,223,127 as of December 31, 2014, a decrease of $27,059,947.

The current real estate market situation in Xi’an is not yet clear. Based on data from the first six months of 2015, according to E-House (China), Xi’an’s transaction volume was 6.25 million square meters, representing a 15.8% decrease as compared to the second six months of 2014. The major challenge facing Xi’an’s real estate market is “three large and one low,” which means “large supplies in commercial housing, affordable housing and land” and “low income.” With respect to “low income,” although per capita disposable income in Xi’an ranks 13th among first-tier and second-tier cities, the income of younger citizens is low. During the last three years, the commercial residential housing supply reached 42 million square meters, but the transaction volume was only 32 million square meters during the same period, resulting in a sizable increase in market inventory. The demand gap in Xi’an’s commercial residential housing is negative 62.28 million square meters which makes Xi’an relatively unique among second-tier cities as a city with a large demand deficit. It will take up to 20 months to sell the current supply, indicating high inventory pressure. A great deal of affordable housing has been built in recent years and the transaction volume in such affordable housing has been almost the same as that of the commercial housing. Xi’an recently lowered the affordable housing access threshold and now only allows single individuals who are more than 22 years old to buy affordable housing. This policy has made selling affordable housing more difficult. The excess supply of land has placed heavy pressure on the Xi’an real estate market. Xi’an’s administrative area is over 100,000 square kilometers while the built up area only occupies four percent of the administrative area, making the land supply seem infinite. For instance, the planned construction area in 2020 in Xi Xian New District is over half of the current built up area of Xi’an City. The permanent residents to registered population ratio is 1.07, ranking 24th among the 33 second-tier cities, and Xi’an’s ability to absorb new population is relatively average compared to other second-tier cities. Under Xi’an’s current real estate market conditions, the effective demand for housing is low. The housing price-to-income ratio in Xi’an ranks second-to-last among the 35 major cities in China.

The heavy pressure on the Xi’an real estate market is unlikely to lessen in the near future, and there is relatively high market risk for developers like CHLN. The market remains weak and deteriorating, with rigorous conflicts between supply and demand that deepened industrial crisis. With the ongoing development of new projects and continuous low sales, coupled with the successive maturity of rigid debts and certain mandatory contributions required by the government, the Company is facing a heavy cash flow pressure in 2015. Accordingly, we expect the real estate market downturn will continue for the foreseeable future. In addition, the Company is also facing a huge challenge in obtaining financing, similar to the difficulty faced by small and medium real estate enterprises. In 2015, the Company will strengthen its financing efforts, endeavor to obtain more financing, and try all kinds of possibilities to ensure its proper operation and vigorous development.

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

Our Property Projects

We provide three fundamental types of real estate developments:

•	High-rise apartment buildings, typically 19 to 33 stories, usually constructed of steel-reinforced concrete, that are completed within approximately 24 months of securing all required permits.

•	Mid-rise apartment buildings, typically 7 to 18 stories, usually constructed of steel-reinforced concrete, that are completed within approximately 12 to 18 months of securing all required permits.

•	Low-rise apartment buildings and villas, typically 2 to 6 stories, often constructed of steel-reinforced concrete, that are completed within approximately 12 months of securing all required permits.

Our projects can be classified into one of four stages of development:

•	Projects in planning, which include projects for which we have purchased the development and or land use rights for parcels of land as part of our project development pipeline. The completion of projects on these sites is subject to adequate financing, approval of permits, receipt of licenses and certain market conditions;

•	Projects in process, which include developments where we have typically secured the development and land use rights, and where the site planning, architecture, engineering and infrastructure work is in progress;

•	Projects under construction, where the building construction has started but has not yet been completed; and

•	Completed projects with units available for sale, where the construction has been finished and most of the units in the buildings have been sold or leased.

Projects Under Construction

Project Name	Type of Projects	Actual or Estimated Construction Period	Actual or Estimated Pre-sale Commencement Date	Total Site Area (m2 )	Total Gross Floor Area (m2 )	Sold GFA by June 30,2015 (m2)
Park Plaza II	Apartment & Commercial	Q2/2015 – Q3/2017	Q4/2015	10,000	66,155	-
Puhua Phase Two-East Region	Multi-Family residential & Commercial	Q2/2010 – Q3/2015	Q2/2010	24,059	119,311	49,195
Puhua Phase Four	Multi-Family residential & Commercial	Q1/2014 – Q4/2017	Q2/2014	27,800	147,775	44,092
Golden Bay A	Multi-Family residential & Commercial	Q2/2014 – Q4/2018	Q3/2015	49,374	163,343	-
Ankang Project	Multi-Family residential & Commercial	Q2/2012 – Q2/2019	Q4/2012	74,820	295,770	81,447
Golden Bay Apartment	Office building & apartment	Q1/2010 – Q2/2016	Q4/2015	13,459	16,564	-

Project Name	Total Number of Units (a)	Number of Units Sold by June 30, 2015 (a)	Estimated Revenue ($ millions)	Contracted Revenue by June 30,2015 ($ millions)	Recognized Revenue by June 30,2015 ($ millions)
Park Plaza II	247	-	-	-	-

Puhua Phase Two -East Region	650	304	118	50	45

Puhua Phase Four	1,172	441	159	44	18

Golden Bay A	373	-	-	-	-

Ankang Project I	932	772	92	51	50

Golden Bay Apartment	24	-	-	-	-

a. The number of units here only includes residential units and commercial parts, but excludes parking lots.

*Estimated revenue is calculated based on our reasonable estimates and may vary with market changes.

Park Plaza II: The Company intends to develop an apartment and commercial project on this site, with a gross floor area of 66,155 square meters. Construction has started in the second quarter of 2015, and we expect to begin accepting pre-sale purchase agreements in the fourth quarter of 2015.

Puhua Project: The Puhua Project located within the Baqiao project covers 79 acres, with a total GFA of 800,000 square meters. The project is divided into five phases for development. 278,168 square meters have been completed, with 396,165 square meters under construction, and 117,237 square meters under planning. The entire project began in 2008 and is expected to end in 2018.

Puhua Phase Two-East Region: East Region consists of eight residential buildings and three commercial buildings. Total estimated revenue of Puhua Phase Two-East Region is $118 million. Total GFA of the project is expected to reach 119,311 square meters. Construction of Puhua Phase Two-East Region started in the second quarter 2010, and we have started revenue recognition since the second quarter of 2010. Puhua Phase Two -West Region was completed in the fourth quarter of 2012 and New Coast Line was completed in the fourth quarter of 2013.

Puhua Phase Four: The Puhua Phase Four project covers 27,800 square meters with a total GFA of 147,775 square meters. We started pre-sale of Puhua Phase Four during the second quarter of 2014 and started recognizing revenues based on the percentage of completion method.

Golden Bay A: The Golden Bay A project is located within the Baqiao project, with a total GFA of 163,343 square meters. The Golden Bay A project will consist of cottage, western-style house, high-rise residential as well as a commercial area. Construction has started in the second quarter of 2014, and we expect to begin accepting pre-sale purchase agreements in the third quarter of 2015. The Company has obtained the land use right from the government in November 2013.

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

Golden Bay Apartment: The Golden Bay Apartment project is located within the Baqiao project, with a total GFA of 16,564 square meters. The project is under construction, and we expect to begin accepting pre-sale purchase agreements in the fourth quarter of 2015.

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

As previously disclosed by China Housing & Land Development, Inc. (the “Company”) in a Form 8-K filed on May 22, 2015, the Company received a letter from Xi’an Baqiao New Development Zone Management Council on May 18, 2015 indicating that the land use right covering 29.7 acres (net) of land at Textile City had been rezoned from residential & commercial purposes to cultural, entertainment & commercial purposes (the “Rezoning”).

In light of the Rezoning, the Board of Directors of the Company (“Board”) retained consultants to analyze and advise on the feasibility of continuing to develop the Textile City land use right in compliance with the terms imposed under the Rezoning. Following a presentation by such consultants and due consideration of all relevant factors, the Board ultimately determined that the Textile City land use right is inconsistent with the Company’s future development strategy. On June 29, 2015, the Board formally adopted resolutions directing the Company to terminate the development of the Textile City land and to seek to mitigate its damages by pursuing a return of the deposits that were previously paid in connection with securing the Textile City land use right. While the Company will exercise all reasonable efforts to seek a return of such deposits, there can be no assurance the Company will be successful in obtaining a return of all or any part of the deposits previously paid to secure the land use right.

After selling 31 acres, placing 79 acres in the Puhua project and 34.6 acres in the Golden Bay project, and 5.6 acres for headquarter building and Golden Bay Apartment projects, approximately 337 acres remain available for the Company to develop in the Baqiao area.

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

Major Completed Projects with Units Available for Sale

Project Name	Type of Projects	Completion Date	Total Site Area(m2 )	Total GFA(m2 )	Total Number of Units(a)	Number of Unit Sold by June 30,2015(a)

Puhua Phase Three	Multi-Family residential & Commercial	Q2/2015	30,600	129,049	744	675

Park Plaza I	Multi-Family residential & Commercial	Q2/2015	33,339	105,859	702	676

Puhua Phase Two-West Region and New Coastal Line	Multi-Family Residential & Commercial	Q4/2013	29,093	141,031	905	901

Puhua Phase One	Multi-Family Residential & Commercial	Q4/2012	47,600	137,137	850	802

JunJing III	Multi-Family Residential & Commercial	Q4/2012	8,094	52,220	531	531

JunJing II	Multi-Family Residential & Commercial	Q4/2009	39,524	142,214	1,215	1,214

JunJing I	Multi-Family Residential & Commercial	Q3/2006	55,588	167,931	1,671	1,670

a. The number of units here only includes residential units and commercial part and excludes parking lots.

Puhua Phase Three: The Puhua Phase Three project covers 30,600 square meters with a total GFA of 129,049 square meters. We started pre-sale of Puhua Phase Three during the first quarter of 2013 and started recognizing revenues based on the percentage of completion method. As of June 30, 2015, we have recognized $81 million in revenue.

Park Plaza I: In July 2009, the Company entered into a letter of intent to acquire 44,250 square meters of land in the center of Xi’an for the Park Plaza project. In March 2011, the Company officially acquired land use rights for Park Plaza. The Company intends to develop a large mid–to-upper income residential and commercial project on this site, with a gross floor area of 105,859 square meters. The three-year construction of Park Plaza started in the first quarter 2012. We started to recognize revenue from this project in the first quarter of 2013. As of June 30, 2015, we have recognized $107 million in revenue.

Puhua Phase Two–West Region and New Coastal Line: Puhua Phase Two–West Region consists of four buildings. The region was completed in the fourth quarter of 2012 and New Coastal Line was completed in the fourth quarter of 2013. As of June 30, 2015, we have recognized $111 million in revenue.

Puhua Phase One: Puhua Phase One is one of Puhua’s five phases and was completed in the fourth quarter of 2012. As of June 30, 2015, we have recognized $111 million in revenue.

Junjing III: Junjing III is located near our Junjing II project and the city expressway. It has a GFA of about 52,220 square meters. The project consists of three high rise buildings, each 28 to 30 stories high. The project is targeted at middle-to-high income customers who require a high quality living environment and convenient transportation to the city center. We started construction during the fourth quarter of 2010 and pre-sales began during the fourth quarter of 2011. The project was completed in the fourth quarter of 2012. As of June 30, 2015, we have recognized $53 million in revenue.

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

CONSOLIDATED OPERATING RESULTS

Three Months Ended June 30, 2015 Compared With Three Months Ended June 30, 2014

Revenues

Our revenues are mainly derived from the sale of residential and commercial units and buildings, infrastructure work we perform for the local government and land development projects in the Baqiao New Development Zone. For the three months ended June 30, 2015, most of our revenues came from the Park Plaza, Puhua Phase Three and Four, and Ankang Project.

Revenues by project:	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014

US$

Project Under Construction

Puhua Phase Two – East Region	$10,770,692	$6,890,399

Puhua Phase Four	7,251,633	3,485,109

Ankang Project	1,394,097	7,386,849

Projects Completed

Puhua Phase Three	7,471,772	6,472,271

Park Plaza Phase One	5,444,449	15,503,089

Puhua Phase Two – West Region and NCL	163,556	616,066

JunJingIII	155,565	309,952

Puhua Phase One	(605,810)	(284,182)

JunJingII	-	-

JunJingI	-	433,310

Other Projects	-	-

Revenues from the Sale of Properties	$32,045,954	40,812,863

The following table summarizes details of our most significant projects:

Revenues by project:	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
US$
Project Under Construction
Puhua Phase Two – East Region contract sales	$9,632,045	$5,969,853
Revenue	$10,770,692	$6,890,399
Total gross floor area (GFA) available for sale	119,311	119,311
GFA sold during the period	10,792	4,875
Remaining GFA available for sale	70,116	89,107
Percentage of completion	87.8%	78.7%
Percentage GFA sold during the period	9.0%	4.1%
Percentage GFA sold to date	41.2%	25.3%
Average sales price per GFA	$893	$1,225

Puhua Phase Three contract sales	$5,162,968	$1,382,502
Revenue	$7,471,772	$6,472,271
Total gross floor area (GFA) available for sale	129,049	129,049
GFA sold during the period	4,663	1,412
Remaining GFA available for sale	37,641	59,096
Percentage of completion	100.0%	77.4%
Percentage GFA sold during the period	3.6%	1.1%
Percentage GFA sold to date	70.8%	54.2%
Average sales price per GFA	$1,107	$979

Park Plaza-Phase I contract sales	$5,683,765	$12,092,922
Revenue	$5,444,449	$15,503,089
Total gross floor area (GFA) available for sale *	105,859	107,060
GFA sold during the period	6,547	9,117
Remaining GFA available for sale	21,848	44,689
Percentage of completion	100.0%	94.5%
Percentage GFA sold during the period	6.2%	8.5%
Percentage GFA sold to date	79.5%	58.4%
Average sales price per GFA	$868	$1,326

Ankang Project-Phase I contract sales	$990,860	$4,972,520
Revenue	$1,394,097	$7,386,849
Total gross floor area (GFA) available for sale	124,919	124,919
GFA sold during the period	1,625	7,596
Remaining GFA available for sale	41,411	56,970
Percentage of completion	87.9%	56.1%
Percentage GFA sold during the period	1.3%	6.1%
Percentage GFA sold to date	66.85%	54.4%
Average sales price per GFA	$610	$655

Puhua Phase Four contract sales	$12,332,569	$6,192,960
Revenue	$7,251,633	$3,485,109
Total gross floor area (GFA) available for sale	147,775	147,775
GFA sold during the period	12,405	6,323
Remaining GFA available for sale	103,683	135,439
Percentage of completion	29.8%	24.9%
Percentage GFA sold during the period	8.4%	4.3%
Percentage GFA sold to date	29.8%	8.3%
Average sales price per GFA	994	979

*Difference in total GFA available for sale is due to addition of a new building and or modification to floor plans.

Revenues from projects under construction

Revenues from projects under construction totaled $19.4 million for the three months ended June 30, 2015 compared to $39.8 million during the same period of 2014. The decrease is mainly due to that the price competition which brings a relatively significant impact on the rigid demand. The revenues decreases compared to the same period of last year, especially in Ankang real estate market, due to the real estate markets deteriorates under the influence of real estate market conflicts between affordable housing market and commercial housing market. The revenues in the second quarter dropped by 81.1%.

Puhua Project: The Puhua Project located within the Baqiao project covers 79 acres, with a total GFA of 800 thousand square meters. The project is divided into five phases for development, 278,168 square meters have completed, 396,165 square meters are under construction, and 117,237 square meters are under planning. The entire project began in 2008, and is expected to end in 2018. For the three months ended June 30, 2015, we secured $26.7 million in contract sales and recognized $25.1 million revenue.

Puhua Phase Two-East Region: East Region consists of eight residential buildings and three commercial buildings. Total estimated revenue of Puhua Phase Two-East Region is $118 million. Total GFA of the project is expected to reach 119,311 square meters. Construction of Puhua Phase Two-East Region started in the second quarter 2010, and we have started revenue recognition since the second quarter 2010. Puhua Phase Two -West Region was completed in the fourth quarter of 2012 and New Coast Line was completed in the fourth quarter of 2013. For the three months ended June 30, 2015, we secured $9.6 million contract sales and recognized $10.8 million revenue.

Puhua Phase Four: The Puhua Phase Four project covers 27,800 square meters with a total GFA of 144,073 square meters. We have started pre-sale of Puhua Phase Four during the second quarter of 2014 and started recognizing revenues based on the percentage of completion method. There was $12.3 million in contract sales and we recognized $7.3 million for the three months ended June 30, 2015 based on the percentage of completion method.

Ankang Project: The Ankang project is located in Ankang city, which is approximately 260 kilometers south of Xi’an in China’s Shaanxi Province. The project consists of residential buildings and a commercial area. Construction started in the second quarter of 2012, and pre-sales started in the fourth quarter of 2012. Total GFA of the project is expected to reach 295,770 square meters. The project is divided into three phases for development; currently phase I is being constructed and is on sale. There was $1.0 million in contract sales and we recognized $1.4 million for the three months ended June 30, 2015 based on the percentage of completion method.

Revenues from projects completed

The revenue from completed projects totaled $12,629,532 for the three months ended June 30, 2015 compared to $1,075,146 during the same period of 2014. Revenues from projects completed in the second quarter of 2015 were higher than those during the period of 2014. The increase is due to the completion of Puhua Phase Three and Park Plaza I projects which are recognized as completed projects.

Puhua Phase Three: The Puhua Phase Three project covers 30,600 square meters with a total GFA of 129,049 square meters. We have started pre-sale of Puhua Phase Three during the first quarter of 2013 and started recognizing revenues based on the percentage of completion method. The contract revenue for Puhua Phase Three was $5.2 million and we recognized $7.5 million for the three months ended June 30, 2015.

Park Plaza: In July 2009, the Company entered into a letter of intent to acquire 44,250 square meters of land in the center of Xi’an for the Park Plaza project. In March 2011, the Company officially acquired land use rights for Park Plaza. The Company intends to develop a large mid-to-upper income residential and commercial project on this site, with a gross floor area of 105,859 square meters. The three-year construction of Park Plaza started in the first quarter 2012. We started to recognize revenue from this project in the first quarter of 2013. The contract revenue was $5.7 million and we recognized $5.4 million for the three months ended June 30, 2015 based on the percentage of completion method.

Other income

Other income includes property management fees, rental income, revenues from the disposal of fixed assets as well as construction income. We recognized $4,175,024 in other income for the three months ended June 30, 2015, compared with $3,254,400 in the same period of 2014. The 28.3% increase is detailed in the following table:

	For the three months ended
	June 30,	June 30,
	2015	2014
Interest income	$815,759	$1,089,484
Rental income	205,764	240,597
Income from property management services	1,465,255	1,098,983
External construction contracts	1,650,793	445,548
Additional compensation received in connection with TangDu project	-	-
Miscellaneous income	37,453	379,788
Total	$4,175,024	$3,254,400

Cost of properties and land

The cost of real estate sales and land for the three months ended June 30, 2015 decreased 33.5 percent to $28,945,151 compared with $43,491,234 in the same period of 2014. The main reason for this decrease is the decrease in sales of Housing.

Gross profit and profit margin

Gross profit for the three months ended June 30, 2015 was $4,680,593, representing a 673 percent increase from $(816,509) in the same period of 2014. The gross profit margin for the three months ended June 30, 2015 was 12.9 percent compared with (1.9) percent in the same period of 2014. The increase is due to that the Company sold mainly the residential housing in Puhua Phase Two-East Region and Puhua Phase IV and the sales of parking lots accounted for a small proportion.

The intense real estate market competition in Xi’an as a whole has resulted in a heavy pressure on real estate enterprises. According to a report by Y&D Marketing Real , at the end of the second quarter of 2015, the inventory of Xi’an real estate reached a high level of 34.5 million square meters, need 28 months to digest the stock market, and consequently, the supply and demand relationship has deteriorated continuously. In an environment of increased competition and slower sales, real estate companies have promoted sales at the expense of several gross margins. Combined with the continual rise in land costs and the adjustment of the real estate prices, the costs of real estate developers continue to rise and profit margins are contracting. Under these challenges, the Company sticks to the strategy that “cash is of paramount importance”. In the second quarter of 2015, the Company increased its promotion efforts to sell the residential housing in Puhua Phase Two-East Region and New Coastal Line and the sales of parking lots accounted for a small proportion. As a result, the gross profit increased compared to the same period of 2014.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) for the three months ended June 30, 2015 decreased to $3,610,713 compared with $3,876,829 in the same period of 2014. SG&A accounted for 10.0 percent of total revenue in the second quarter of 2015 compared to 8.8 percent for the same period in 2014. The SG&A in the second quarter of 2015 were almost the same as those during the period of 2014.

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

Compensation expense is recognized over the vesting period. All options have vested by end of 2014. During the three months ended June 30, 2015 compensation expense of $Nil (June 30, 2014 - $109,224) was recognized in the interim condensed consolidated statements of income.

Other expenses

Other expenses mainly consists of late delivery settlements, maintenance costs and some miscellaneous income. Other expenses in the three months ended June 30, 2015 was $7,298 compared with $10,112 in the same period of 2014. For the three months ended June 30, 2015, the miscellaneous expenses were from Xinxing Construction and JiYuan.

Financing expense

Financing expense in the three months ended June 30, 2015 decreased to $934,063 from $939,852 in the same period of 2014. Currently most of the Company’s loans are for development purpose which has been capitalized. The financial expense primarily mainly includes the interest paid for the USD loans. The decrease in the financial expense is due to the repayment of a few loans.

Provision for income taxes

The $548,743 provision for income taxes for the three months ended June 30, 2015 increased from $128,422 for the three months ended June 30, 2014, which is primarily due to increased operating income in the second quarter of 2015 compared with that in the second quarter of 2014.

Recovery of Deferred Taxes

The $3,752,317 recovery of deferred taxes for the three months ended June 30, 2015 increased from $11,148 for the three months ended June 30, 2014, of which $3,741,119 of the increase is due to the write off of the intangible asset.

Net loss

Net loss for the three months ended June 30, 2015 is $18,977,488 compared to a loss of $6,764,041 in the same period of 2014. The increase in net loss is due to decrease in revenue and impairment of the inventory and intangible assets in Textile City.

Basic and diluted loss per share

Both the basic loss per share and diluted loss per share were $(2.73) in the three months ended June 30, 2015, compared to $(0.98) in the same period of 2014. The number of shares outstanding did not change significantly from year to year.

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

The weighted average shares outstanding used to calculate the basic earnings per share and diluted earnings per share was 6,960,145 (34,800,558 shares prior to the split,) in the three months ended June 30, 2015 and 6,899,584 (34,497,920 shares prior to the split) in the same period of 2014. The increase of common shares was due to additional shares issued to company directors in 2014.

Foreign exchange

The Company operates in China and the functional currency is the RMB but our reporting currency is the U.S. dollar, based on the exchange rate of the two currencies. The fluctuation of exchange rates during the three months ended June 30, 2015 and the same period of 2014, when translating the operating results and financial positions at different exchange rates, created the accrued gain (loss) on foreign exchange. The gain on foreign exchange translation in the three months ended June 30, 2015 was $26,209, compared with a gain of $513,397 in the same period of 2014.

Six Months Ended June 30, 2015 Compared With Six Months Ended June 30, 2014

Revenues

Our revenues are mainly derived from the sale of residential and commercial units and buildings, infrastructure work we perform for the local government and land development projects in the Baqiao New Development Zone. For the six months ended June 30, 2015, most of our revenues came from the Park Plaza, Puhua Phase Two - East Region, Puhua Phase Three and Four, and Ankang Project.

Revenues by project:	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

US$

Project Under Construction

Puhua Phase Two – East Region	$12,532,631	$8,762,792

Puhua Phase Four	10,839,702	3,485,109

Ankang Project	4,532,101	12,656,038

Projects Completed

Puhua Phase Three	13,364,578	9,135,536

Park Plaza Phase One	10,784,375	20,487,768

Puhua Phase Two – West Region and NCL	509,492	559,424

JunJingIII	219,708	706,761

Puhua Phase One	(62,136)	392,909

JunJingII	-	-

JunJingI	-	433,310

Other Projects	-	-

Revenues from the Sale of Properties	$52,720,451	56,619,647

The following table summarizes details of our most significant projects:

Revenues by project:	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
US$
Project Under Construction
Puhua Phase Two – East Region contract sales	$11,535,362	$7,867,843
Revenue	$12,532,631	$8,762,792
Total gross floor area (GFA) available for sale	119,311	119,311
GFA sold during the period	13,010	6,390
Remaining GFA available for sale	70,116	89,107
Percentage of completion	87.8%	78.7%
Percentage GFA sold during the period	10.9%	5.4%
Percentage GFA sold to date	41.2%	25.3%
Average sales price per GFA	$886	$1,231

Puhua Phase Three contract sales	$10,930,236	$3,346,112
Revenue	$13,364,579	$9,135,540
Total gross floor area (GFA) available for sale	129,049	129,049
GFA sold during the period	10,649	3,200
Remaining GFA available for sale	37,641	59,096
Percentage of completion	100.0%	77.4%
Percentage GFA sold during the period	8.3%	2.5%
Percentage GFA sold to date	70.8%	54.2%
Average sales price per GFA	$1,026	$1,046

Park Plaza-Phase I contract sales	$10,690,600	$15,962,555
Revenue	$10,784,375	$20,487,765
Total gross floor area (GFA) available for sale *	105,859	107,060
GFA sold during the period	11,122	11,928
Remaining GFA available for sale	21,848	44,689
Percentage of completion	100.0%	94.5%
Percentage GFA sold during the period	10.5%	11.1%
Percentage GFA sold to date	79.4%	58.3%
Average sales price per GFA	$961	$1,338

Ankang Project-Phase I contract sales	$3,574,945	$10,701,637
Revenue	$4,532,101	$12,656,038
Total gross floor area (GFA) available for sale	124,919	124,919
GFA sold during the period	6,386	15,456
Remaining GFA available for sale	41,411	56,970
Percentage of completion	87.9%	56.1%
Percentage GFA sold during the period	5.1%	12.4%
Percentage GFA sold to date	66.8%	54.4%
Average sales price per GFA	$563	$692

Puhua Phase Four contract sales	$20,260,386	$12,162,686
Revenue	$10,839,702	$3,485,109
Total gross floor area (GFA) available for sale	147,775	147,775
GFA sold during the period	20,524	12,336
Remaining GFA available for sale	103,683	135,439
Percentage of completion	29.8%	24.9%
Percentage GFA sold during the period	13.9%	8.3%
Percentage GFA sold to date	29.8%	8.3%
Average sales price per GFA	987	986

*Difference in total GFA available for sale is due to addition of a new building and or modification to floor plans.

Revenues from projects under construction

Revenues from projects under construction totaled $27.9 million for the six months ended June 30, 2015 compared to $54.5 million during the same period of 2014. The decrease is mainly due to that the price competition which brings a relatively significant impact on the rigid demand. The revenues decreases compared to the same period of last year, especially in Ankang real estate market, due to the real estate markets deteriorates under the influence of real estate market conflicts between affordable housing market and commercial housing market. The revenues for six months ended June 30, 2015 dropped by 64.2%.

Puhua Project: The Puhua Project located within the Baqiao project covers 79 acres, with a total GFA of 800 thousand square meters. The project is divided into five phases for development, 278,168 square meters have been completed, 396,165 square meters are under construction, and 117,237 square meters are under planning. The entire project began in 2008, and is expected to end in 2018. For the six months ended June 30, 2015, we secured $43.2 million in contract sales and recognized $37.2 million revenue.

Puhua Phase Two-East Region: The East Region consists of eight residential buildings and three commercial buildings. The total estimated revenue of Puhua Phase Two-East Region is $117 million. Total GFA of the project is expected to reach 119,311 square meters. Construction of Puhua Phase Two-East Region started in the second quarter of 2010, and we have recognized revenue since the second quarter of 2010. Puhua Phase Two -West Region was completed in the fourth quarter of 2012 and New Coast Line was completed in the fourth quarter of 2013. For the six months ended June 30, 2015, we secured $11.5 million contract sales and recognized $12.5 million in revenue.

Puhua Phase Four: The Puhua Phase Four project covers 27,800 square meters with a total GFA of 144,073 square meters. We started pre-sales of Puhua Phase Four during the second quarter of 2014 and started recognizing revenues based on the percentage of completion method. There was $20.3 million in contract sales and we recognized $10.8 million in revenue for the six months ended June 30, 2015 based on the percentage of completion method.

Ankang Project: The Ankang project is located in Ankang city, which is approximately 260 kilometers south of Xi’an in China’s Shaanxi Province. The project consists of residential buildings and a commercial area. Construction started in the second quarter of 2012, and pre-sales started in the fourth quarter of 2012. Total GFA of the project is expected to reach 295,770 square meters. The project is divided into three phases for development; currently phase I is being constructed and is on sale. There was $2.6 million in contract sales and we recognized $4.5 million for the six months ended June 30, 2015 based on the percentage of completion method.

Revenues from projects completed

The revenue from completed projects totaled $24,816,017 for the six months ended June 30, 2015 compared to $2,092,404 during the same period of 2014. Revenues from projects completed in the second quarter of 2015 were higher than those during the same period in 2014.The increase is due to the completion of Puhua Phase Three and Park Plaza projects.

Puhua Phase Three: The Puhua Phase Three project covers 30,600 square meters with a total GFA of 129,049 square meters. We have started pre-sale of Puhua Phase Three during the first quarter of 2013 and started recognizing revenues based on the percentage of completion method. The contract revenue for Puhua Phase Three was $11.0 million and we recognized $13.4 million for the six months ended June 30, 2015.

Park Plaza: In July 2009, the Company entered into a letter of intent to acquire 44,250 square meters of land in the center of Xi’an for the Park Plaza project. In March 2011, the Company officially acquired land use rights for Park Plaza. The Company intends to develop a large mid-to-upper income residential and commercial project on this site, with a gross floor area of 105,859 square meters. The three-year construction of Park Plaza started in the first quarter of 2012. We started to recognize revenue from this project in the first quarter of 2013. The contract revenue was $10.7 million and we recognized $10.7 million for the six months ended June 30, 2015 based on the percentage of completion method.

Other income

Other income includes property management fees, rental income, revenues from the disposal of fixed assets as well as construction income. We recognized $7,322,805 in other income for the six months ended June 30, 2015, compared with $9,490,027 in the same period of 2014. The 22.8% decrease is detailed in the following table:

	For the six months ended
	June 30,	June 30,
	2015	2014
Interest income	$1,652,572	$2,203,549
Rental income	443,547	486,292
Income from property management services	2,856,486	2,383,049
External construction contracts	2,332,747	3,411,054
Additional compensation received in connection with TangDu project	-	-
Gain on disposal of property and equipment	-	612,912
Miscellaneous income	37,453	393,171
Total	$7,322,805	$9,490,027

Cost of properties and land

The cost of real estate sales and land for the three months ended June 30, 2015 decreased 17.3 percent to $47,169,747 compared with $56,208,120 in the same period of 2014. The main reason for this decrease is the decrease in units sold, and decrease in availability of units.

Gross profit and profit margin

Gross profit for the six months ended June 30, 2015 was $8,545,642, representing a 89.9 percent increase from $4,499,599 in the same period of 2014. The gross profit margin for the six months ended June 30, 2015 was 14.2 percent compared with 6.8 percent in the same period of 2014. The increase is due to that the Company sold mainly the residential housing in Puhua Phase Two-East Region and Puhua Phase IV and the sales of parking lots accounted for a small proportion.

The intense real estate market competition in Xi’an as a whole has resulted in a heavy pressure on real estate enterprises. According to a report by Y&D Marketing Real , at the end of the second quarter of 2015, the inventory of Xi’an real estate reached a high level of 34.5 million square meters, need 28 months to digest the stock market, and consequently, the supply and demand relationship has deteriorated continuously. In an environment of increased competition and slower sales, real estate companies have promoted sales at the expense of several gross margins. Combined with the continual rise in land costs and the adjustment of the real estate prices, the cost of real estate developers continue to rise, profit margins are contracting. Under these challenges, the Company sticks to the strategy that “cash is of paramount importance”. In the second quarter of 2015, the Company increased its promotion efforts to sell the residential housing in Puhua Phase Two-East Region and New Coastal Line and the sales of parking lots accounted for a small proportion. As a result, the gross profit increased compared to the same period of 2014.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) for the six months ended June 30, 2015 decreased to $6,860,702 compared with $7,866,311 in the same period of 2014. SG&A accounted for 11.4 percent of total revenue in the six months ended June 30, 2015 compared to 11.9 percent for the same period in 2014. The decrease in SG&A is due to decrease in revenue.

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

Compensation expense is recognized over the vesting period. All options have vested by end of 2014. During the six months ended June 30, 2015 compensation expense of $Nil (June 30, 2014 - $242,064) was recognized in the interim condensed consolidated statements of income.

Other expenses

Other expenses mainly consists of late delivery settlements, maintenance costs and some miscellaneous income. Other expenses in the six months ended June 30, 2015 was $13,502 compared with $14,019 in the same period of 2014. For the three months ended June 30, 2015, the miscellaneous expenses were from Xinxing Construction and JiYuan.

Financing expense

Financing expense in the six months ended June 30, 2015 decreased to $2,006,885 from $2,334,382 in the same period of 2014. Currently most of the Company’s loans are for development purpose which has been capitalized. The financial expense primarily mainly includes the interest paid for the USD loans. The decrease in the financial expense is due to the repayment of a few loans.

Provision for income taxes

The $574,463 provision for income taxes for the six months ended June 30, 2015 increased from $145,458 for the six months ended June 30, 2014, which is primarily due to increased operating income in the first six months of 2015 compared with that in the same period of 2014.

Recovery of Deferred Taxes

The $3,763,456 recovery of deferred taxes for the six months ended June 30, 2015 increased from $22,532 in the same period of 2014, of which $3,741,119 of the increase is due to the write off of the intangible asset.

Net loss

Net loss for the six months ended June 30, 2015 is $19,456,035 compared to a loss of $7,538,094 in the same period of 2014. The increase in net loss is due to decrease in revenue and the impairments of stock inventory and intangible assets of Textile City.

Basic and diluted loss per share

Both the basic loss per share and diluted loss per share were $(2.80) in the six months ended June 30, 2015, compared to $(1.09) in the same period of 2014. The number of shares outstanding did not change significantly from year to year.

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

The interim condensed consolidation financial statements have been retrospectively restated, including loss per share, to account for the Company’s share consolidation.

The weighted average shares outstanding used to calculate the basic earnings per share and diluted earnings per share was 6,960,145 (34,800,558 shares prior to the split,) in the six months ended June 30, 2015 and 6,912,195 (34,560,976 shares prior to the split) in the same period of 2014. The increase of common shares was due to additional shares issued to company directors in 2014.

Foreign exchange

The Company operates in China and the functional currency is the RMB but our reporting currency is the U.S. dollar, based on the exchange rate of the two currencies. The fluctuation of exchange rates during the six months ended June 30, 2015 and the same period of 2014, when translating the operating results and financial positions at different exchange rates, created the accrued gain (loss) on the foreign exchange. The gain on foreign exchange translation in the six months ended June 30, 2015 was $640,374, compared with a loss of $5,998,266 in the same period of 2014.

Cash flow discussion

There was a net cash outflow of $26,899,071 during the six months ended June 30, 2015 compared to a net cash outflow of $13,429,501 during the same period of 2014. The increase in the cash outflow is due to the repayment of a few loans.

Operating activity cash inflow was $ 9,899,176 in the six months ended June 30, 2015, compared to operating cash outflow of $18,208,909 in the same period of 2014. The change in operating cash flow in the first six months of 2015 was mainly due to that the Company sold the inventory and did not acquire new land in the first half of 2015. Also, more Receivables and Advances from customers were collected, which is offset by payments to Accounts Payable.

There was a cash outflow of $141,108 for investing activities for the six months ended June 30, 2015, compared to investing cash outflow of $29,925,060 for the same period of 2014. The decrease was due to that there was no short-term or long-term investment in2015.

There was a cash outflow of $36,657,139 or financing activities for the six months ended June 30, 2015 compared with $34,704,468 of financing cash inflow in the same period of 2014 due to more loans were obtained in 2014, and that many loans were due during the first six months of 2015 and the Company has to make repayment.

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

The ratio of receivables to sales was 33% as of June 30, 2015 and 58% as of June 30, 2014. The decrease was due to the acceleration in cash collection.

Debt leverage

Total debt consists of loans from employees and loans payable to lenders.

Total debt outstanding as of June 30, 2015 was $286.3 million compared with $323.5 million on December 31, 2014. Net debt outstanding (total debt less cash and restricted cash) as of June 30, 2015 was $190.3 million compared with $199.9 million on December 31, 2014. The Company’s net debt as a percentage of total capital (net debt plus shareholders’ equity) was 67.5 percent on June 30, 2015and 64.4 percent on December 31, 2014, which mainly resulted from additional debt financing for the next 12 months. Consequently, the ratio of net debt as a percentage of total capital increased slightly as of June 30, 2015 compared with December 31, 2014.

Liquidity and capital resources

In connection with the loans borrowed from XinYing, the Company also signed a finance consulting agreement with XinYing whereby the Company is committed to pay consulting fees on a quarterly basis up to August 2015 for financing services provided.

All future payments required under the various agreements are summarized below:

	Payment due by period
Commitments and Contingencies	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	After 5 years
Consulting fees	$212,473	$212,473	$-	$-	$-	$-	$-
Total	$212,473	$212,473	$-	$-	$-	$-	$-

The Company from time to time has to renew certain real estate development licenses in the normal course of business. Management believes the Company will be able to continuously renew these licenses.

Loans payable

	June 30, 2015	December 31, 2014

Construction Bank of China
Annual interest rate is 105% of People’s Bank of China prime rate (5.50%). The loan is secured by the Park Plaza Phase I project and land use right. The repayment schedule is as follows: the loan is due on May 29, 2016. The loan is also subject to certain repayment requirements based on percentage of sales contracts signed over total estimated sales amount of Park Plaza Phase I.	$15,000,000	$19,662,831

Bank of China, Macau Branch
Originally due on December 16, 2013 and extended to December 16, 2015, annual interest rate is based on 3-month London interbank offered rate (“LIBOR”) rate plus 2.5%, and the loan is also subject to a 1.3% handling fee making effective interest rate 4.08%. The 3-month LIBOR rate on June 30, 2015 was 0.2794% (December 31, 2014 - 0.2457%), secured by $32,258,065 (RMB200 million) of restricted cash.	31,000,000	31,000,000

Bank of Communications Offshore Branch (Loan 1)
Due on November 13, 2015, annual interest rate is 2.9%, secured by $36,290,323 (RMB225 million) of restricted cash and it is also subject to a 0.3% handling fee. The effective interest rate is 3.2%.	30,000,000	30,000,000

LUSO International Bank (1)
The Company signed an agreement for a line of credit of $8 million with LUSO International Bank. The amount that can be withdrawn is limited to 97% of the restricted cash secured for the line of credit. The total amount will be due on June 27, 2016. As of June 30, 2015, the Company has drawn $7,761,153 from the line of $9.7 million which is 96% of $8,064,516 (RMB50 million) restricted cash secured. Annual interest is based on the 12-month LIBOR rate plus 2.9%. The 12-month LIBOR rate on June 30, 2015 was 0.7336% (December 31, 2014 - 0.6044%).	7,761,153	7,761,153

Xi’an Xinxing Days Hotel & Suites Co., Ltd. (“Days Hotel”) (Note 18)
There are several loans from Days Hotel, including: $1,591,935 (RMB9.87 million) past due; $1,612,904 (RMB10 million) due on November 4, 2015; $1,532,258 (RMB9.5 million) due on November 26, 2015; $564,516 (RMB3.5 million) due on December 31, 2015; $18,870,968 (RMB117 million) due on December 31, 2015; $8,064,516 (RMB50 million) due on January 9, 2016; $645,161 (RMB4 million) due on May 15, 2016; $161,290 (RMB1 million) due on June 16, 2016; $4,032,258 (RMB25 million) of the loan has an annual interest rate of 15%; $28,895,161 (RMB179 million) of the loan has an annual interest rate of 20%, and $116,129 (RMB0.7 million) of the loan has no interest. For the amount past due, the company has repaid $911,290 (RMB 5.65 million) subsequent to quarter end. Days Hotel can demand payment on the amount past due any time.	33,048,548	42,371,788

Zhongyuan Trust Annual interest rate is 15.11%, including a 0.9% handling fee. This loan is secured by the land use rights of Golden Bay A and Golden Bay B, and guaranteed by Tsining, Fangzhou and the President. The repayment terms are as follows: $4,838,710 (RMB30 million) due on August 3, 2016; $9,354,839 (RMB 58 million) due on October 9, 2016; $322,580 (RMB 2 million) due on October 20, 2016; $11,290,323 (RMB70 million) due on February 3, 2017; $7,419,355(RMB 46 million) due on April 9, 2017; $10,322,580 (RMB 64 million) due on April 20, 2017.	43,548,387	-

Shanghai Xinying Fund, LLC(“XinYing”) The loan bears interest at 9.6% per annum plus a consulting fee per quarter at $503,306 (RMB3 million). The effective interest rate is 23.65%. The loan is secured by 100% ownership of Xinxing Construction’s shares, corporate guarantee from Tsining, Puhua, and the Company. The loan is due on August 7, 2015. The loan was repaid subsequent to quarter end.	15,322,581	17,728,782

LUSO International Bank (2) The Company signed an agreement for a line of credit of $34 million with LUSO International Bank. The amount that can be withdrawn is limited to 100% of the restricted cash secured for the line of credit. The total amount is due on November 4, 2015. The Company has drawn $9,816,500 from the line and is 98% of $10,020,968 (RMB62 million) restricted cash secured. Annual interest rate is based on the 12-month LIBOR rate plus 2.7%. The 12-month LIBOR rate as of June 30, 2015 was 0.7336% (December 31, 2014 - 0.6044%).	9,816,500	9,816,500

Shenzhen Qianhai Dinghui Equity Investment Fund Partnership (“Dinghui”)
Originally due on August 7, 2014 and March 22, 2015, the loan’s repayment terms have been extended to as follows: $16,131,634 (RMB100 million) due on June 5, 2015, and $8,065,817 (RMB50 million) due on June 20, 2015. The loan has an annual interest rate of 24%, and is secured by the land use rights of head office, Golden Bay apartment, and Golden Bay A. The loan has been repaid during this quarter.	-	56,409,760

Bank of Communications
Annual interest rate is 120% of the People’s Bank of China prime rate (5.50%). The loan is secured by a portion of the Puhua Phase III project and land use right. The repayment schedule is as follows: December 20, 2015 - $9,677,419 (RMB60 million); and December 20, 2016 - $3,225,806 (RMB20 million).	12,903,226	24,175,611

Bank of Communications Annual interest rate is 130% of the People’s Bank of China prime rate (5.50%). The loan is secured by a portion of the Puhua Phase IV project and land use right. The loan is due on June 3, 2017. The loan is also subject to certain repayment terms based on percentage of sales contracts signed over total estimated sales of Puhua Phase IV.	14,516,129	14,505,368

Bank of Xi’an, Weilai Branch
Annual interest rate is 130% of the People’s Bank of China prime rate (5.50%). The loan is secured by a portion of the Puhua Phase II project and land use rights. The loan was originally due on April 24, 2015, the Company extended the loan with Bank of Xi’an to as follows: $4,838,710 (RMB30 million) due on September 30, 2015; $4,838,710 (RMB30 million) due on December 31, 2015, and $6,451,613 (RMB40 million) due on April 24, 2016. The loan is also subject to certain repayment requirements based on percentage of sales contracts signed over total estimated sales amounts of Puhua Phase II.	16,129,032	17,728,782

Bank of Communications Offshore Branch (2)
Due on March 17, 2016, annual interest is based on 6-month LIBOR rate plus 2.8% and the loan is also subject to a 0.7% financing fee, with an effective annual interest rate of 3.5%. The 6-month LIBOR rate on June 30, 2015 was 0.4201% (December 31, 2014 - 0.3443%). The loan is specifically for the retirement of the $31 million Bank of China, Singapore Branch loan. The use of the fund is restricted by the bank until the fund is used to repay the intended loan.	22 ,500,000	22,500,000

Bank of East Asia Annual interest rate is 120% of the People’s Bank of China prime rate (5.50%). The loan is secured by one of the units from Tsining’s income producing property, the rent receivable from the unit, and guaranteed by the President and CEO of the Company. The repayment schedule is as follows: November 28, 2015 - $80,645 (RMB0.5 million); May 28, 2016 - $80,645 (RMB0.5 million); November 28, 2016 - $161,290 (RMB1.0 million); May 28, 2017 - $161,290 (RMB1.0 million); November 28, 2017 - $564,516 (RMB3.5 million); and May 28, 2018 - $564,516 (RMB3.5 million).	1,612,903	-

GuoXin Loan Company Annual interest rate is 18%. The loan is secured by Puhua Phase I inventory houses 1-19 and guaranteed by the legal representative of Xinxing Construction. The loan is due on December 29, 2015. The loan was repaid subsequent to quarter end.	2,419,355	-
Total	$255,572,814	$293,660,575

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

The $36 million of restricted cash, corresponds to a $30 million loan from Bank of Communications Offshore Branch (1), the $32 million of restricted cash corresponds to a $31 million loan from Bank of China, Macau Branch, $10 million of restricted cash corresponds to a $10.02 million loan from LUSO International Bank (2) and $8 million of restricted cash corresponds to a $7.76 million loan from LUSO International Bank (1). These borrowings were incurred in Hong Kong to repay certain loans that were due, however the majority of the Company’s cash resided in mainland China and to wire funds from mainland China to Hong Kong is subject to foreign exchange restrictions imposed by the PRC government. Thus, in order for us to repay our Hong Kong and overseas counterparties, the Company had to utilize the special lending facilities provided by major PRC banks and foreign financial institutions (i.e., LUSO International Bank and Bank of China) to allow the Company to borrow outside of mainland China using cash we have in mainland China as guarantees.

The loans payable balances were secured by certain of the Company’s real estate held for development or sale and land use rights with a carrying value of $174,817,165 on June 30, 2015 (December 31, 2014 - $398,636,841). Other than the one unit from Tsining’s income producing property pledged for Bank of East Asia, no buildings or other income producing properties and improvements were pledged as of June 30, 2015.The weighted average interest rate on loans payable as of June 30, 2015 was 8.55% (December 31, 2014 – 9.78%).

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

The principal repayment requirements over the following 2 years are as follows:

Due in 1 year	$210,572,814
1 – 2 years	45,000,000
Total	$255,572,814

Liquidity Expectation

At the end of the second quarter 2015, the inventory of Xi’an real estate reached a high level of 34.5 million square meters, need 28 months to digest the stock market,, and consequently, the supply and demand relationship has deteriorated continuously. The housing price-to-income ratio in Xi’an ranks the last but one among the 35 major cities in China which brings heavy pressure to the Company’s future sales and gross profit. There is also relatively high market risk. However, the consistent tightening of credit policies on the real estate industry nationwide has resulted in a relatively poor credit environment, with more funds flowing to the real economy. Moreover, given that more funds are flowing to the stock markets, it is hard for real estate enterprises to obtain financing. In the meantime, credit sources have flown to large enterprises, making it more difficult for small and medium real estate enterprises to raise funds, creating a huge challenge for the Company. In 2015, the Company will stick to the strategy that “cash is of paramount importance”, increase sales promotion, control investment, strengthen its financing efforts, endeavor to obtain more financing, and try all kinds of possibilities to ensure its proper operation and vigorous development.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to the following market risks, including but not limited to:

General Real Estate Risk

There is a risk that the Company’s property values could go down due to general economic conditions, a weak market for real estate generally, or changing supply and demand. The Company’s property held for development and sales value, approximately $376 million at the end of June 30, 2015, may change due to market fluctuations. Currently, it is valued at our cost, which is significantly below the market value.

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

(b) Changes in Internal Control over Financial Reporting.

During the quarter ended June 30, 2015, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 16, 2015, Plaintiffs filed a Second Amended Derivative Complaint, which again is purportedly brought on behalf of CHLN and names as defendants two CHLN directors, Pingji Lu and Jing Lu. This complaint asserts the same claims and seeks the same relief as the prior complaint. CHLN filed a motion to dismiss the Second Amended Derivative Complaint on July 9, 2015. A hearing on CHLN’s motion to dismiss has been set for August 19, 2015.

CHLN believes the allegations that have been asserted in this litigation are without merit and CHLN intends to defend against them vigorously.

Item 1A. Risk Factors.

We amend the risk factor which reads “Our securities may be delisted” previously disclosed in our Form 10-K, as amended, for the year ended December 31, 2014, as follows:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other Information

On August 14, 2015, we issued an earnings release reporting our results of operations for the second quarter of 2015. A copy of that earnings release is furnished herewith as Exhibit 99. This information shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

Item 6. Exhibits

(a) Exhibits

Exhibit
Number	Description of Exhibit

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

99.1*	Press release issued August 14, 2015, reporting our results of operations for the second quarter of 2015

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Housing & Land Development, Inc.

August 14, 2015	By:	/s/ Pingji Lu
Pingji Lu
Chief Executive Officer
(Principal Executive Officer)

August 14, 2015	By:	/s/ Fang Nie
Fang Nie
Chief Financial Officer
(Principal Financial and Accounting Officer)

