Form 10-Q
period 2015-09-30
China Housing & Land Development, Inc.
filed 2015-11-16
CIK 1303330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of Common Stock outstanding on November 13, 2015 was 7,017,869 shares.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Unaudited Interim Condensed Consolidated Balance Sheets

As of September 30, 2015 and December 31, 2014

	September 30, 2015	December 31, 2014
ASSETS
Cash	$15,597,223	$33,223,127
Cash - restricted	90,064,373	90,328,084
Accounts receivable, net of allowance for doubtful accounts of $566,147 and $579,926, respectively	11,019,825	33,041,324
Other receivables, prepaid expenses and other assets	9,068,438	9,816,076
Real estate held for development or sale	380,744,833	374,083,969
Property and equipment, net	40,841,015	43,383,002
Advance to suppliers	1,660,001	1,033,359
Deposits on land use rights	15,104,788	16,136,415
Intangible assets, net	8,515,134	23,561,951
Goodwill	1,876,388	1,922,053
Total assets	$574,492,018	$626,529,360

LIABILITIES
Accounts payable	$55,911,226	$75,845,987
Advances from customers	51,303,106	35,172,506
Accrued expenses	30,254,562	21,842,922
Income taxes payable	22,850,472	24,280,260
Other taxes payable	12,052,931	9,318,119
Other payables	15,146,605	11,692,913
Loans from employees	26,259,364	29,819,381
Loans payable	265,310,223	293,660,575
Deferred tax liability	10,107,864	14,395,327
Total liabilities	489,196,353	516,027,990

SHAREHOLDERS’ EQUITY
Common stock: $0.001 par value, authorized 20,000,000 shares;
Issued 7,017,869 and 6,960,369, respectively	7,018	6,960
Additional paid in capital	52,587,192	52,511,350
Statutory reserves	11,700,198	11,700,198
Retained earnings	3,191,632	24,046,686
Accumulated other comprehensive income	17,809,625	22,236,176
Total shareholders’ equity	85,295,665	110,501,370

Total liabilities and shareholders’ equity	$574,492,018	$626,529,360

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Unaudited Interim Condensed Consolidated Statements of Operations

For The Three and Nine Months Ended September 30, 2015 and 2014

	3 Months September 30, 2015	3 Months September 30, 2014	9 Months September 30, 2015	9 Months September 30, 2014
REVENUES
Real estate sales	$14,396,324	$22,816,765	$67,116,774	$79,436,412
Other income	5,305,985	4,893,589	12,628,790	14,383,616
Total revenues	19,702,309	27,710,354	79,745,564	93,820,028

COST OF SALES
Cost of real estate sales	12,760,030	18,632,301	59,929,777	74,840,421
Cost of other revenue	2,975,985	3,290,397	7,303,851	8,692,392
Total cost of revenues	15,736,015	21,922,698	67,233,628	83,532,813

Gross margin	3,966,294	5,787,656	12,511,936	10,287,215

OPERATING EXPENSES
Selling, general, and administrative expenses	4,491,185	3,936,507	11,351,887	11,802,817
Stock-based compensation	75,900	-	75,900	1,136,304
Other expenses	34,464	6,460	47,966	20,480
Financing expense	1,242,294	1,342,370	3,249,179	3,676,752
Total operating expenses	5,843,843	5,285,337	14,724,932	16,636,353
Write off of real estate held for development	-	-	7,345,105	-
Intangible asset impairment	-	-	14,964,476	-

Loss from disposal of property and equipment	-	-	-	563,710
Gain on extinguishment of loan	-	(2,071,672)	-	(2,071,672)
(Loss) Income before provision for income taxes	(1,877,549)	2,573,991	(24,522,577)	(4,841,176)

(Recovery of) Provision for income taxes	(467,509)	414,147	106,954	559,605
Recovery of deferred taxes	(11,020)	(11,270)	(3,774,476)	(33,802)
(Recovery of) Provision for income taxes	(478,529)	402,877	(3,667,522)	525,803

NET (LOSS) INCOME	$(1,399,020)	$2,171,114	$(20,855,055)	$(5,366,979)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	7,014,710	6,895,492	6,978,446	6,906,526

Diluted	7,014,710	6,895,492	6,978,446	6,906,526

NET (LOSS) EARNINGS PER SHARE
Basic	$(0.20)	$0.31	$(2.99)	$(0.78)
Diluted	$(0.20)	$0.31	$(2.99)	$(0.78)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Unaudited Interim Condensed Consolidated Statements of Comprehensive Income (Loss)

For The Three and Nine Months Ended September 30, 2015 and 2014

	3 Months September 30, 2015	3 Months September 30, 2014	9 Months September 30, 2015	9 Months September 30, 2014

NET (LOSS) INCOME	$(1,399,020)	$2,171,114	$(20,855,055)	$(5,366,979)

OTHER COMPREHENSIVE (LOSS) INCOME
(Loss) gain in foreign exchange	(5,066,925)	2,782,552	(4,426,551)	(3,215,708)

COMPREHENSIVE (LOSS) INCOME	$(6,465,945)	$4,953,666	$(25,281,606)	$(8,582,687)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT INC. AND SUBSIDIARIES

Unaudited Interim Condensed Consolidated Statements of Cash Flows

For The Nine Months Ended September 30, 2015 and 2014

	September 30, 2015	September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(20,855,055)	$(5,366,979)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	1,689,130	1,836,084
Stock-based compensation	75,900	1,136,304
Loss on disposal of property and equipment	-	563,710
Write off of property	7,345,105	-
Amortization of intangible assets	165,458	17,944,433
Recovery of deferred income taxes	(3,774,476)	(33,802)
Gain on extinguishment of loan	-	(2,071,672)
Intangible asset impairment	14,964,476	-
(Increase) decrease in assets:
Accounts receivable	21,610,367	4,313,651
Other receivable, prepaid expense, and other assets	372,833	(4,783,591)
Real estate held for development or sale	(22,954,538)	(82,750,198)
Advances to suppliers	(684,657)	(822,202)
Deposit on land use right	653,831	41,899,123
Increase (decrease) in liabilities:
Accounts payable	(18,386,830)	1,160,426
Advances from customers	14,423,169	3,842,693
Accrued expenses	9,054,617	(2,387,985)
Other payables	4,006,283	1,544,722
Income and other taxes payable	1,628,051	3,537,296
Net cash provided by (used in) operating activities	9,333,664	(20,437,987)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(249,410)	(9,006,050)
Proceeds from sale of property and equipment	-	4,615
Proceeds from sale of short term investment	-	21,537,169
Purchase of short term investment	-	(43,607,440)
Net cash used in investing activities	(249,410)	(31,071,706)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	(1,893,832)	2,826,336
Loans from banks	1,612,071	49,943,480
Loans from external parties	100,433,277	10,979,808
Repayment on loans	(125,526,435)	(29,930,693)
Loans from employees, net	(294,765)	4,404,795
Deferred financing cost	(499,566)	-
Purchase of treasury stock	-	(634,648)
Net cash (used in) provided by financing activities	(26,169,250)	37,589,078

DECREASE IN CASH	(17,084,996)	(13,920,615)

Effects on foreign currency exchange	(540,908)	(385,669)

CASH, beginning of period	33,223,127	21,320,071

CASH, end of period	$15,597,223	$7,013,787

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

CHINA HOUSING & LAND DEVELOPMENT, INC. AND SUBSIDIARIES

Unaudited Interim Condensed Consolidated Statements of Shareholders’ Equity

As of September 30, 2015 and December 31, 2014

	Common Stock		Additional Paid in	Statutory	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Reserves	Earnings	Income	Totals
BALANCE, December 31, 2014	6,960,369	$6,960	$52,511,350	$11,700,198	$24,046,686	$22,236,176	$110,501,370
Net loss for the period	-	-	-	-	(478,547)	-	(478,547)
Foreign currency translation adjustment	-	-	-	-	-	614,165	614,165
BALANCE, March 31, 2015	6,960,369	6,960	52,511,350	11,700,198	23,568,139	22,850,341	110,636,988
Net loss for the period	-	-	-	-	(18,977,487)	-	(18,977,487)
Foreign currency translation adjustment	-	-	-	-	-	26,209	26,209
BALANCE, June 30, 2015	6,960,369	6,960	52,511,350	11,700,198	4,590,652	22,876,550	91,685,710
Stock-based compensation	57,500	58	75,842	-	-	-	75,900
Net loss for the period	-	-	-	-	(1,399,020)	-	(1,399,020)
Foreign currency translation adjustment	-	-	-	-	-	(5,066,925)	(5,066,925)
BALANCE, September 30, 2015	7,017,869	$7,018	$52,587,192	$11,700,198	$3,191,632	$17,809,625	$85,295,665

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

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s interim condensed consolidated balance sheet as at September 30, 2015, the Company’s interim condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2015 and September 30, 2014, and the Company’s interim condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and September 30, 2014. These adjustments consist of normal recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

Accounting Principles Recently Adopted

On April 10, 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). The guidance amends the guidance in FASB Accounting Standards Codification (FASB ASC) 205, Presentation of Financial Statements, and FASB ASC 360, Property, Plant, and Equipment, to change the definition of discontinued operations and the criteria for reporting discontinued operations and require expanded disclosures about discontinued operations. A discontinued operation may include a component or group of components of an entity, or a business or nonprofit activity. In accordance with the new guidance, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results would qualify as discontinued operations. In addition, ASU 2014-08 (a) expands the disclosure requirements for disposals that meet the definition of a discontinued operation; (b) requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations; and (c) conforms the definition of “discontinued operations” similarly to how it is defined under IFRS 5, Non-current Assets Held for Sale and Discontinued Operations. The amendments in this update are effective in the first quarter of 2015. The adoption of ASU 2014-08 did not have a material impact on the Company’s interim condensed consolidated financial statements.

In April 2015, FASB issued ASU 2015-03 “Interest – Imputation of interest (Subtopic 835-30): Simplifying the presentation of Debt Issuance Costs.” The updates are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. To simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this amendment. The new guidance should be applied on a retroactive basis. The guidance in this section does not apply to the amortization of premium and discounts of assets and liabilities that are reported at fair value and the debt issuance costs of liabilities that are reported at fair value. The Company has chosen to early adopt guidance in this section in the current quarter, and have retrospectively adjusted the presentation accordingly for the Company’s comparative interim condensed consolidated financial statements without effects.

New Accounting Pronouncement Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09 with the intent of significantly enhancing comparability of revenue recognition practices across entities and industries. The new standard provides a single principles-based, five-step model to be applied to all contracts with customers and introduces new, increased disclosure requirements. The new standard is effective for annual and interim periods beginning on or after December 15, 2016 and may be applied on either a full or modified retrospective basis. The Company is currently assessing the impact of the new standard to the Company’s interim condensed consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, an update on stock compensation. The guideline requires performance targets, which affect vesting and can be achieved after the requisite service period, to be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If achievement of the performance target becomes probable before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The amendments are effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently assessing the impact of the new standard on its interim condensed consolidated financial statements.

In August 2015, FASB issued ASU 2015- 14 “Revenue from Contracts with Customer (Topic 606): Deferral of the effective date”. The amendments in this Update defer the effective date of the Update 2014-09 for all entities by one year. For public business entities, certain not-for profit entities, and certain employee benefit plans, the effective date is changed to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently assessing the impact of the new standard on its interim condensed consolidated financial statements.

Foreign Exchange Rates Used:

	September 30, 2015	December 31, 2014	September 30, 2014
Period end RMB/U.S. Dollar exchange rate	6.3556	6.2046	6.1380
Average RMB/U.S. Dollar exchange rate	6.3033	6.1620	6.1636

Note 3 – Supplemental Disclosure of Cash Flow Information

Income taxes paid amounted to $1,185,252 and $803,028 for the nine months ended September 30, 2015 and 2014, respectively. Interest paid for the nine months ended September 30, 2015 and 2014 amounts to $18,454,740 and $23,836,394, respectively.

Note 4 – Restricted Cash

The following summarizes the restricted cash held by the Company:

	September 30, 2015	December 31, 2014
Banks’ security requirement in providing mortgages to home buyers	$2,772,433	$2,577,788
Guaranteed deposits for loans with foreign banks (Note 12)	87,291,940	87,536,586
Government regulatory fees	-	213,710
	$90,064,373	$90,328,084

Note 5 – Real Estate Held for Development or Sale

The following summarizes the components of real estate inventories as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Real estate projects completed and held for sale
Junjing I	$1,572,217	$1,610,480
Junjing II	79,348	81,277
Gangwan	9,372	9,600
Junjing III	789,370	802,364
Park Plaza - Phase I	13,528,096	-
Puhua Phase I	5,243,423	5,421,141
Puhua Phase II – West Region and New Coastal Line	6,223,438	6,692,581
Puhua Phase III	21,904,912	-
Real estate completed and held for sale	49,350,176	14,617,443

Real estate projects held for development
Puhua Phase II (East Region), IV and V (Puhua Phase II (East Region), III, IV and V as of December 31, 2014)	64,355,203	98,207,424
Park Plaza- Phase II (Phase I and II as of December 31, 2014?)	44,675,743	59,308,044
Golden Bay	172,981,845	150,562,541
Ankang	30,075,257	29,784,510
Golden Bay Apartment	19,194,868	14,529,266
Other	111,741	7,074,741
Real estate held for development	331,394,657	359,466,526

Total real estate held for development or sale	$380,744,833	$374,083,969

The Company determines the carrying value of the real estate held for development or sale for impairment based on fair market value based on real estate market price and expected cash flow on the Company’s real estate assets. Any excess of cost over fair market value is recorded as impairment. Write-downs of real estate held for development or sale deemed impaired would be recorded as adjustments to the cost of real estate sales. An impairment charge of $ Nil and $703,843 have been made and recorded in cost of real estate sales in the three and nine months interim condensed consolidated statement of operations ended September 30, 2015 (September 30, 2014 - $393,021 and $4,823,611).

During the second quarter of 2015, the Company was informed by the government that the land zoning of its Textile City project would no longer be for residential purposes. The project has not started and it has to be discontinued due to this change proposed by the government. The project with an aggregate cost of $7,345,105 which includes project acquisition cost and interest capitalized, was subsequently written off, and the amount is recorded as write off of real estate held for development in the interim condensed consolidated statement of operations (Note 9).

Note 6 – Accounts Receivable

Accounts receivable consist of the following as of September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
Accounts receivable	$11,585,972	$33,621,250
Allowance for doubtful accounts	(566,147)	(579,926)
Accounts receivable, net	$11,019,825	$33,041,324

Note 7 – Other Receivables, Prepaid Expenses and Other Assets

Other receivables, prepaid expenses and other assets consist of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Interest receivable (a)	$3,909,439	$3,954,195
Other receivables (b)	4,039,051	4,063,747
Allowance for doubtful receivables	(142,875)	(147,940)
Prepaid expenses	1,230,634	1,912,438
Prepaid other tax expenses	32,189	33,636
Other receivables, prepaid expenses and other assets, net	$9,068,438	$9,816,076

(a)	Interest receivable represents interest income accrued on the restricted cash pledged as security for the loans obtained from Bank of Communications Offshore Branch, Bank of China Macau Branch, Bank of China Singapore branch and LUSO International Bank.

(b)	Other receivables mainly represents various deposits made to government agencies and/or utility companies as a security or a guarantee during the project construction. These amounts will be refunded when the projects are completed.

Note 8 – Property and Equipment

Property and equipment consist of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Income producing properties and improvements	$20,960,036	$21,469,734
Buildings and improvements	28,222,183	28,808,632
Electronic equipment	1,120,515	1,089,142
Vehicles	775,713	794,591
Computer software	307,741	323,578
Office furniture	884,842	904,601
Total	52,271,030	53,390,278
Accumulated depreciation	(11,430,015)	(10,007,276)
Property and equipment, net	$40,841,015	$43,383,002

Depreciation expense for the three months ended September 30, 2015 and 2014 amounted to $472,082 and $641,141, respectively. Depreciation expense for the nine months ended September 30, 2015 and 2014 amounted to $1,689,130 and $1,836,084, respectively. The depreciation expense was included in selling, general and administrative expense, real estate held for development or sale and cost of other revenue.

The Company decided to demolish certain sales center used for Park Plaza and wrote off the $563,710 carrying value of the sales center during the first quarter of fiscal 2014. The write down was recorded as a loss from disposal of property and equipment on the interim condensed consolidated statements of operations.

Note 9 – Intangible Assets

The intangible assets consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Development right acquired (a)	$-	$52,048,245
Land use right acquired (b)	8,577,529	8,786,279
Construction license acquired (c)	1,184,494	1,213,321
	9,762,023	62,047,845
Accumulated amortization	(1,246,889)	(38,485,894)
Intangible assets, net	$8,515,134	$23,561,951

(a)	The development right for 487 acres of land in Baqiao Park was obtained from the acquisition of New Land in fiscal 2007. The intangible asset has a finite life. The development right will expire on June 30, 2016.

Upon the acquisition of Puhua’s land use right in 2009, the Company recorded $4,665,592 of amortization on the development right and capitalized the amount in the real estate held for development or sale. The capitalized amortization amount is expensed as part of the cost of real estate sales as Puhua recognizes its real estate sales revenues under the percentage of completion method. During the three and nine months ended September 30, 2015, $77,674 and $371,562 (September 30, 2014 - $80,336 and $374,363) of amortized development right capitalized in the Puhua project were expensed through cost of real estate sales, respectively.

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

Upon the acquisition of land use rights for the Golden Bay project and head office and Golden Bay Apartment, the remaining value of the intangible was dedicated for the Textile City project which the Company originally expected to acquire during the year. However, during the second quarter of 2015, the Company was informed that the zoning of Textile City would no longer be for residential purpose. The Company determined it will not purchase the Textile City land use right and it is not likely the Company will be able to obtain another land use right prior to the expiration of the development right. Hence, the remaining value of $14,964,476 has been written off and is recorded as intangible asset impairment on the interim condensed consolidated statements of operations. The related deferred tax liability of $3,741,119 has been recorded as a recovery of deferred taxes during the same quarter.

(b)	The land use right was acquired through the acquisition of Suodi. The land use right certificate will expire in November 2048. The Company amortizes the land use right over 39 years starting from the date of acquisition. For the three and nine months ended September 30, 2015, the Company has recorded $54,662 and $165,458, respectively, of amortization expense on the land use rights (September 30, 2014 - $55,901 and $167,665). The amortization was included in selling, general and administrative expenses. For the next five years, the Company will amortize approximately $220,000 annually on the land use right.

(c)	The construction license was acquired through the acquisition of Xinxing Construction. The construction license, which is subject to renewal every 5 years, is not amortized and has an indefinite estimated useful life because management believes it will be able to continuously renew the license in future years. The license is subject to renewal on January 1, 2016.

Note 10 – Accrued Expenses

	September 30, 2015	December 31, 2014
Accrued expenses	$21,941,739	$18,625,788
Accrued interest on loans	8,312,823	3,217,134
Total	$30,254,562	$21,842,922

Note 11 – Loans from Employees

The Company has borrowed monies from certain employees to fund the Company’s construction projects. All loans from employees have a six month period, and are renewed upon maturity if not paid. These unsecured loans bear interest at 15% (December 31, 2014 – 15%) per annum and are available to all employees.

Included in these loans are loans from the Company’s executives:

	September 30, 2015	December 31, 2014
Chairman	$1,101,391	$1,063,649
Chief financial officer	826,043	1,998,517
Chief operating officer	1,434,955	1,228,121
Total	$3,362,389	$4,290,287

Note 12 – Loans Payable

	September 30, 2015	December 31, 2014
Construction Bank of China
Annual interest rate is 105% of People’s Bank of China prime rate (5.25%). The loan is secured by the Park Plaza Phase I project and its land use right. The loan is due on May 29, 2016. The loan is also subject to certain repayment requirements based on percentage of sales contracts signed over total estimated sales amount of Park Plaza Phase I.	$13,059,349	$19,662,831

Bank of China, Macau Branch
Originally due on December 16, 2013 and extended to December 16, 2015, annual interest rate is based on 3-month London interbank offered rate (“LIBOR”) rate plus 2.5%, and the loan is also subject to a 1.3% handling fee making effective interest rate 4.1143%. The 3-month LIBOR rate on September 30, 2015 was 0.3143% (December 31, 2014 - 0.2457%), secured by $31,468,311 (RMB200 million) of restricted cash.	31,000,000	31,000,000

Bank of Communications Offshore Branch (Loan 1)
Due on November 13, 2015, annual interest rate is 2.9%, secured by $37,740,364 (RMB240 million) of restricted cash and it is also subject to a 0.3% handling fee. The effective interest rate is 3.2%.	30,000,000	30,000,000

LUSO International Bank (1)
The Company signed an agreement for a line of credit of $8 million with LUSO International Bank. The total amount will be due on June 27, 2016. As of September 30, 2015, the Company has drawn $7,761,153 from the line of $8.0 million which is 98.6% of $7,867,078 (RMB50 million) restricted cash secured. Annual interest is based on the 12-month LIBOR rate plus 2.9%. The 12-month LIBOR rate on September 30, 2015 was 0.8251% (December 31, 2014 - 0.6044%).	7,761,153	7,761,153

Xi’an Xinxing Days Hotel & Suites Co., Ltd. (“Days Hotel”) (Note 18)
There are several loans from Days Hotel, $1,573,416 (RMB10 million) due on November 4, 2015; $1,494,745 (RMB9.5 million) due on November 26, 2015; $550,695 (RMB3.5 million) due on December 30, 2015; $18,723,645 (RMB119 million) due on December 31, 2015; $7,867,078 (RMB50 million) due on January 9, 2016; $629,366 (RMB4 million) due on May 15, 2016; $125,873 (RMB0.8 million) due on June 16, 2016; $5,506,954 (RMB35 million) due on August 5, 2016; $11,800,617 (RMB75 million) due on August 6, 2016; $6,293,662 (RMB40 million) due on August 7, 2016; $29,391,403 (RMB186.8 million) of the loan has an annual interest rate of 15% and 20% on the remaining $25,174,649 (RMB160 million) of the loan. For the amount due on November 4, 2015, the company has repaid $157,342 (RMB 1.0 million). The extension for the remaining amount due on November 4, 2015 is still in negotiation as of the date hereof. Days Hotel can demand payment on the amount past due any time.	54,566,052	42,371,788

Zhongyuan Trust Annual interest rate is 15.11%, including a 0.9% handling fee. This loan is secured by the land use rights of Golden Bay A and Golden Bay B, and guaranteed by Tsining, Fangzhou and the Chairman. The repayment terms are as follows: $4,720,247 (RMB30 million) due on August 3, 2016; $9,125,810 (RMB 58 million) due on October 9, 2016; $314,683 (RMB 2 million) due on October 20, 2016; $11,013,909 (RMB70 million) due on February 3, 2017; $7,237,712 (RMB 46 million) due on April 9, 2017; $ 10,069,860 (RMB 64 million) due on April 20, 2017.	42,482,220	-

	September 30, 2015	December 31, 2014
Shanghai Xinying Fund, LLC (“XinYing”) The loan bears interest at 9.6% per annum plus a consulting fee per quarter at $503,306 (RMB3 million). The effective interest rate is 23.65% (Note 18). The loan is secured by 100% ownership of Xinxing Construction’s shares, corporate guarantee from Tsining, Puhua, and the Company. The loan is due on August 7, 2015. The loan has been repaid during this quarter.	-	17,728,782

LUSO International Bank (2)
The Company signed an agreement for a line of credit of $34 million with LUSO International Bank. The amount that can be withdrawn is limited to 100% of the restricted cash secured for the line of credit. The total amount is due on November 4, 2015. The Company has drawn $9,816,500 from the line, which is over $9,775,631 (RMB62 million) restricted cash secured for the loan. Management plans to extend the loans subsequent to the third quarter of 2015. The extension is still in negotiation as of the date hereof. Annual interest rate is based on the 12-month LIBOR rate plus 2.7%. The 12-month LIBOR rate as of September 30, 2015 was 0.8251% (December 31, 2014 - 0.6044%).	9,816,500	9,816,500

Shenzhen Qianhai Dinghui Equity Investment Fund Partnership (“Dinghui”)
Originally due on August 7, 2014 and March 22, 2015, the loan’s repayment terms have been extended to as follows: $15,734,156 (RMB100 million) due on June 5, 2015, and $7,867,078 (RMB50 million) due on June 20, 2015. The loan has an annual interest rate of 24%, and is secured by the land use rights of head office, Golden Bay apartment, and Golden Bay A. The loan has been repaid during the second quarter of 2015.	-	56,409,760

Bank of Communications
Annual interest rate is 120% of the People’s Bank of China prime rate (6.00%). The loan is secured by a portion of the Puhua Phase III project and land use right. The repayment schedule is as follows: December 20, 2015 - $9,440,493 (RMB60 million); and December 20, 2016 - $3,146,831 (RMB20 million).	12,587,325	24,175,611

Bank of Communications Annual interest rate is 130% of the People’s Bank of China prime rate (6.50%). The loan is secured by a portion of the Puhua Phase IV project and land use right. The loan is due on June 3, 2017. The loan is also subject to certain repayment terms based on percentage of sales contracts signed over total estimated sales of Puhua Phase IV.	12,587,325	14,505,368

Bank of Xi’an, Weilai Branch Annual interest rate is 130% of the People’s Bank of China prime rate (6.50%). The loan is secured by a portion of the Puhua Phase II project and land use rights. The loan was originally due on April 24, 2015, the Company extended the loan with Bank of Xi’an to as follows: $4,720,247 (RMB30 million) due on September 30, 2015; $4,720,247 (RMB30 million) due on December 31, 2015, and $6,293,662 (RMB40 million) due on April 24, 2016. The loan has been repaid during this quarter.	-	17,728,782

Bank of Communications Offshore Branch (2)
Due on March 17, 2016, annual interest is based on 6-month LIBOR rate plus 2.8% and the loan is also subject to a 0.7% financing fee, with an effective annual interest rate of 4.0064%. The 6-month LIBOR rate on September 30, 2015 was 0.5064% (December 31, 2014 - 0.3443%). The loan is specifically for the retirement of the $31 million Bank of China, Singapore Branch loan. The use of the fund is restricted by the bank until the fund is used to repay the intended loan.	22,500,000	22,500,000

	September 30, 2015	December 31, 2014
Bank of East Asia Annual interest rate is 120% of the People’s Bank of China prime rate (6.00%). The loan is secured by one of the unit from Tsining’s income producing property, the rent receivable from the unit, and guaranteed by the Chairman. The repayment schedule is as follows: November 28, 2015 - $78,671 (RMB0.5 million); May 28, 2016 - $78,671 (RMB0.5 million); November 28, 2016 - $157,342 (RMB1.0 million); May 28, 2017 - $157,342 (RMB1.0 million); November 28, 2017 - $550,695 (RMB3.5 million); and May 28, 2018 - $550,695 (RMB3.5 million).	1,573,415	-

HuaRong Asset Management Inc.

Annual interest rate is 14% for the first 12 months, and 11% for the remaining 18 months. Annual effective interest rate is 14.87% taking into consideration of the consulting fees of $6,030,000 associated with obtaining the loan. The loan is secured by a portion of the Puhua Phase II project and land use rights, certain inventory from Puhua Phase I as well as 100% shares of Xinxing Fangzhou Housing Development Co., Ltd. The loan is also guaranteed by the Chairman and COO of the Company. The repayment schedule of this loan is as follows: August 31, 2016 – $5,664,296 (RMB 36 million); February 28, 2017 – $5,664,296 (RMB 36 million); August 31, 2017 – $8,496,444 (RMB 54 million); February 28, 2018 – $8,496,444 (RMB 54 million).

	28,321,480	-
Total Deferred Financing Costs	(944,596)
Total Loan Payable	$265,310,223	$293,660,575

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

Of the $90.1 million of restricted cash, $35.4 million of restricted cash, corresponds to a $30.0 million loan from Bank of Communications Offshore Branch (1), the $31.5 million corresponds to a $31.0 million loan from Bank of China, Macau Branch, $9.8 million corresponds to a $9.8 million loan from LUSO International Bank (2) and $7.9 million corresponds to a $7.8 million loan from LUSO International Bank (1). These borrowings were incurred in Hong Kong to repay certain loans that were due, however the majority of the Company’s cash resided in mainland China and to wire funds from mainland China to Hong Kong is subject to foreign exchange restrictions imposed by the PRC government. Thus, in order for us to repay our Hong Kong and overseas counterparties, the Company had to utilize the special lending facilities provided by major PRC banks and foreign financial institutions (i.e., LUSO International Bank, Bank of Communications and Bank of China) to allow the Company to borrow outside of mainland China using cash we have in mainland China as guarantees.

The loans payable balances were secured by certain of the Company’s real estate held for development or sale and land use rights with a carrying value of $174,488,556 on September 30, 2015 (December 31, 2014 - $398,636,841). Other than the one unit from Tsining’s income producing property pledged for Bank of East Asia, no buildings or other income producing properties and improvements were pledged as of September 30, 2015.The weighted average interest rate on loans payable as of September 30, 2015 was 9.61% (December 31, 2014 – 9.78%).

The loans from Construction Bank of China and Bank of Communications are subject to certain repayment terms based on certain percentage of units sold in Park Plaza projects, Puhua Phase III and IV. Based on these repayment terms, Construction Bank of China and Bank of Communications can demand repayment of all remaining balances outstanding at any time.

The principal repayment requirements over the following 2 years are as follows:

Due in 1 year	$204,419,587
1 – 2 years	61,835,232
Total	$266,254,819

Note 13 – Shareholders’ Equity

Common Stock

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

The Company’s shares outstanding immediately prior to the Reverse Stock Split totaled 34,800,558, which were adjusted to 6,960,369 shares outstanding as a result of the Reverse Stock Split, compared with post-split of 6,960,369 shares (34,800,558 shares prior to the split) outstanding as of December 31, 2014. No fractional shares were issued in connection with the Stock Reverse Stock Split. Stockholders who otherwise would have been entitled to receive a fractional share in connection with the Reverse Stock Split received one whole post–split share. 224 shares resulted from rounding up of fractional shares in connection with this Reverse Stock Split. These interim condensed consolidated financial statements have been retrospectively restated, including loss per share, to account for the Company’s share consolidation.

During the second quarter of 2015, the Company issued 57,500 shares of Common Stock, with a value determined to be $75,900, to the Chairman, CFO, COO, and Directors of the Company to compensate for services provided. The shares were released during the third quarter, and accordingly $75,900 of compensation expense was recognized during the three and nine months ended September 30, 2015 (September 30, 2014 - $Nil and $894,240).

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

All of the options were vested by the end of 2014. No compensation expense resulted from stock options was recognized during the three and nine months ended September 30, 2015 (September 30, 2014 - $Nil and $242,064).

Note 14 – Other Revenue

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Interest income	$811,184	$1,139,755	$2,463,756	3,343,305
Rental income	204,943	228,573	648,490	714,865
Income from property management services	1,254,010	889,648	4,110,496	3,272,697
External construction contracts	2,017,705	2,428,694	4,350,452	5,839,748
Additional compensation received in connection with TangDu project	-	-	-	612,912
Miscellaneous income	1,018,143	206,919	1,055,596	600,089
Total	$5,305,985	$4,893,589	$12,628,790	$14,383,616

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

Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company’s unaudited interim condensed consolidated financial statements during the three and nine months ended September 30, 2015 and September 30, 2014 are as follows:

For the three months ended September 30, 2015:

	Real Estate			Adjustments
	Development			and
	and Sales	Construction	All Other	Eliminations	Consolidated
Revenues from external customers	$14,396,324	$2,017,702	$1,235,778	$-	$17,649,804
Intersegment revenues	-	7,914,247	-	(7,914,247)	-

Rental from external customers	204,943	-	-	-	204,943
Miscellaneous income	829,665	1,013,047	4,850	-	1,847,562
Total revenue	$15,430,932	$10,944,996	$1,240,628	$(7,914,247)	$19,702,309

Financing expense	$1,112,414	$99,888	$29,992	$-	$1,242,294
Segment profit (loss) before taxes	$(3,003,176)	$1,002,930	$227,868	$(105,171)	$(1,877,549)
Total assets	$581,229,229	$14,956,790	$73,728,623	$(95,422,624)	$574,492,018

For the nine months ended September 30, 2015:

	Real Estate			Adjustments
	Development			and
	and Sales	Construction	All Other	Eliminations	Consolidated
Revenues from external customers	$67,116,774	$4,350,452	$4,092,264	$-	$75,559,490
Intersegment revenues	-	23,232,254	-	(23,232,254)	-
Rental from external customers	648,490	-	-	-	648,490
Miscellaneous income (mainly interest income)	2,491,723	1,038,782	7,079	-	3,537,584
Total revenue	$70,256,987	$28,621,488	$4,099,343	$(23,232,254)	$79,745,564

Financing expense	$2,978,618	$180,489	$90,072	$-	$3,249,179
Segment profit (loss) before taxes	$(11,400,957)	$1,195,579	$(14,157,673)	$(159,526)	$(24,522,577)
Total assets	$581,229,229	$14,956,790	$73,728,623	$(95,422,624)	$574,492,018

For the three months ended September 30, 2014:

	Real Estate			Adjustments
	Development			and
	and Sales	Construction	All Other	Eliminations	Consolidated
Revenues from external customers	$22,816,765	$2,428,694	$1,087,728	$-	$26,333,187
Intersegment revenues	-	7,808,601	-	(7,808,601)	-
Rental from external customers	206,819	21,755	-	-	228,574
Miscellaneous income (mainly interest income)	1,147,982	-	611	-	1,148,593
Total revenue	$24,171,566	$10,259,050	$1,088,339	$(7,808,601)	$27,710,354

Financing expense	$1,322,147	$15,683	$4,540	$-	$1,342,370
Segment profit (loss) before taxes	$2,152,336	$145,519	$343,583	$(67,447)	$2,573,991
Total assets	$724,309,706	$96,880,152	$146,804,763	$(320,996,091)	$646,998,530

For the nine months ended September 30, 2014:

	Real Estate Development and Sales	Construction	All Other	Adjustments and Eliminations	Consolidated
Revenues from external customers	$79,436,412	$5,839,749	$3,596,459	$-	$88,872,620
Intersegment revenues	-	31,537,760	-	(31,537,760)	-
Rental from external customers	649,617	65,249	-	-	714,866
Miscellaneous income (Interest and Gain from Property and Equipment)	4,077,131	-	155,411	-	4,232,542
Total revenue	$84,163,160	$37,442,758	$3,751,870	$(31,537,760)	$93,820,028
Financing expense	$3,637,800	$28,130	$10,822	$-	$3,676,752
Segment (loss) profit before taxes	$(5,393,911)	$709,913	$307,365	$(464,543)	$(4,841,176)
Total assets	$724,309,706	$96,880,152	$146,804,763	$(320,996,091)	$646,998,530

(1) These represent revenues earned from construction service performed by Xinxing Construction for Real Estate Development and Sales segment and its profits. They are eliminated upon consolidation.

(2) The adjustment represents long-term investments in Subsidiaries and inter-subsidiary balances eliminated upon consolidation.

Note 16 –Earnings (Loss) per Share

Earnings (Loss) per share for the three and nine months ended September 30, 2015, and 2014 were determined by dividing net income (loss) for the periods by the weighted average number of both basic and diluted shares of common stock and common stock equivalents outstanding.

None of the options are exercisable because the performance conditions were not met. Therefore, the options have no dilutive effect on the earnings (loss) per share and are excluded from the determination of the diluted earnings per share calculation for three and nine months ended September 30, 2015, and 2014.

Note 17 – Commitments and Contingencies

The Company entered into a land purchase agreement, where the total consideration for the land is $5,398,287. The Company has paid $4,090,880 by the end of the third quarter of 2015 as deposit for land use right and is obliged to pay the remaining amount $1,307,407 within the next 3 months.

All future payments required under the various agreements are summarized below:

	Payment due by period
Commitments and Contingencies	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	After 5 years
Land use rights-projects	$1,307,407	$1,307,407	$-	$-	$-	$-	$-
Total	$1,307,407	$1,307,407	$-	$-	$-	$-	$-

The Company from time to time has to renew certain real estate development licenses in the normal course of business. Management believes the Company will be able to continuously renew these licenses on commercially reasonable terms.

Note 18 – Related Party Transactions

The spouse of one of the Company’s executive officers owns 37.83% of the common stock of Days Hotel. During the three and nine months ended September 30, 2015, the Company incurred $19,446 and $66,181, respectively (September 30, 2014 - $39,284 and $164,816) in fees to Days Hotel. The fees incurred include meal and hotel rooms charges. As of September 30, 2015, the Company had $402 (December 31, 2014 – $15,171) in fees payable to Days Hotel.

The Company also has $54,566,052 of loans payable to Days Hotel as of September 30, 2015 (December 31, 2014 - $42,371,788) (Note 12). For the three and nine months ended September 30, 2015, the Company incurred $2,088,775 and $6,248,554, respectively (September 30, 2014 - $928,872 and $3,010,449) of interest expense to Days Hotel and capitalized the amounts in real estate held for development or sale. As of September 30, 2015, the Company also had $5,082,291 (December 31, 2014 - $1,511,447) interest payable to Days Hotel.

During the third quarter of 2015, the Company has repaid the XinYing loan (Note 12), in which an executive partner is the spouse of one of the Company’s executive officers. The Company incurred a total of $235,448 and $2,040,448 interest expense and finance consulting fees payable to XinYing during the three and nine months ended September 30, 2015 (September 30, 2014 - $666,069 and $3,675,247) and capitalized the amount in real estate held for development or sales.

During the third quarter of 2015, the Company had deposits of $1,161,086 from the Chairman and $986,983 from the CFO for future sale of Golden Bay Apartments.

Note 19 – Subsequent Event

Subsequent to quarter end, the Company repaid the loan of Construction Bank of China of $2,045,440 (RMB13 million).

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

For the three months ended September 30, 2015, real estate development projects with gross profits recognized as of June 30, 2015 had changes in their estimated gross profit margins. As a result of these changes in gross profit, net income for the three months ended September 30, 2015 decreased by $875,396 or a decrease of $0.12 for both basic and diluted earnings per share. During the three months ended September 30, 2014, real estate development projects with gross profits recognized as at September 30, 2014 had no changes in their estimated gross profit margins. Therefore, there are no changes in gross profit, net income, basic and diluted earnings per share for the three months ended September 30, 2014.

During the nine months ended September 30, 2015, real estate development projects with gross profits recognized as of December 31, 2014 had changes in their estimated gross profit margins. As a result of these changes in gross profit, net income for the nine months ended September 30, 2015 decreased by $439,845 or a decrease of $0.06 for both basic and diluted earnings per share for the nine months ended September 30, 2015. During the nine months ended September 30, 2014, real estate development projects with gross profits recognized for the year ended December 31, 2013 had changes in their estimated gross profit margins. As a result of these changes in gross profit, net income for the nine months ended September 30, 2014 decreased by $5,031,001 or a decrease $0.73 for basic and diluted earnings per share for the nine months ended September 30, 2014.

Note 21 –Reclassification

Certain amounts in comparative financial statements have been reclassified to conform to current presentation.

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

The following table summarizes the components of real estate inventories as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Real estate projects completed and held for sale
Junjing I	$1,572,217	$1,610,480
Junjing II	79,348	81,277
Gangwan	9,372	9,600
Junjing III	789,370	802,364
Park Plaza - Phase I (completed in Q2, 2015)	13,528,096	-
Puhua Phase I	5,243,423	6,608,809
Puhua Phase II – West Region and New Coastal Line	6,223,438	5,504,913
Puhua Phase III (completed in Q2, 2015)	21,904,912	-
Real estate completed and held for sale	49,350,176	14,617,443

Real estate projects held for development
Puhua Phase II (East Region), IV and V (Puhua Phase II (East Region),III, IV and V as of December 31, 2014)	64,355,203	98,207,424
Park Plaza- Phase II (Phase I and II as of December 31, 2014)	44,675,743	59,308,044
Golden Bay	172,981,845	150,562,541
Ankang	30,075,257	29,784,510
Golden Bay Apartment	19,194,868	14,529,266
Other	111,741	7,074,741
Real estate held for development	331,394,657	359,466,526

Total real estate held for development or sale	$380,744,833	$374,083,969

Intangible assets

The intangible assets consisted of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Development right acquired (a)	$-	$52,048,245
Land use right acquired (b)	8,577,529	8,786,279
Construction license acquired (c)	1,184,494	1,213,321
	9,762,023	62,047,845
Accumulated amortization	(1,246,889)	(38,485,894)
Intangible assets, net	$8,515,134	$23,561,951

(a)	The development right for 487 acres of land in Baqiao Park was obtained from the acquisition of New Land in fiscal 2007. The intangible asset has a finite life. The development right will expire on June 30, 2016.

Upon the acquisition of Puhua’s land use right in 2009, the Company recorded $4,665,592 of amortization on the development right and capitalized the amount in the real estate held for development or sale. The capitalized amortization amount is expensed as part of the cost of real estate sales as Puhua recognizes its real estate sales revenues under the percentage of completion method. During the three and nine months ended September 30, 2015, $77,674 and $371,562 (September 30, 2014 - $80,336 and $374,363) of amortized development right capitalized in the Puhua project were expensed through cost of real estate sales, respectively.

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

Upon the acquisition of land use rights for the Golden Bay project and head office and Golden Bay Apartment, the remaining value of the intangible was dedicated for the Textile City project which the Company originally expected to acquire during the year. However, during the second quarter of 2015, the Company was informed that the zoning of Textile City would no longer be for residential purpose. The Company determined it will not purchase the Textile City land use right and it is not likely the Company will be able to obtain another land use right prior to the expiration of the development right. Hence, the remaining value of $14,964,476 has been written off and is recorded as intangible asset impairment on the interim condensed consolidated statements of loss. The related deferred tax liability of $3,741,119 has been recorded as a recovery of deferred taxes during the second quarter of 2015.

(b)	The land use right was acquired through the acquisition of Suodi. The land use right certificate will expire in November 2048. The Company amortizes the land use right over 39 years starting from the date of acquisition. For the three and nine months ended September 30, 2015, the Company has recorded $54,662 and $164,577, respectively, of amortization expense on the land use rights (September 30, 2014 - $55,901 and $167,665). The amortization was included in selling, general and administrative expenses. For the next five years, the Company will amortize approximately $220,000 annually on the land use right.

(c)	The construction license was acquired through the acquisition of Xinxing Construction. The construction license, which is subject to renewal every 5 years, is not amortized and has an indefinite estimated useful life because management believes it will be able to continuously renew the license in future years. The license is subject to renewal on January 1, 2016.

Deposits on land use rights

	September 30, 2015	December 31, 2014
Deposits on land use rights	$15,104,788	$16,136,415

The deposits on land use rights are for the land in Baqiao area and Textile City.

As previously disclosed by the Company in a Form 8-K filed on May 22, 2015, the Company received a letter from Xi’an Baqiao New Development Zone Management Council on May 18, 2015 informing us of the Rezoning.

In light of the Rezoning, the Board retained consultants to analyze and advise on the feasibility of continuing to develop the Textile City land use right in compliance with the terms imposed under the Rezoning. Following a presentation by such consultants and due consideration of all relevant factors, the Board ultimately determined that the Textile City land use right is inconsistent with the Company’s future development strategy. On June 29, 2015, the Board formally adopted resolutions directing the Company to terminate the development of the Textile City land and to seek to mitigate its damages by pursuing a return of the deposits that were previously paid in connection with securing the Textile City land use right. As of the third quarter of 2015, the Company received 30% of the original deposit. The Company will continue to request refund on the deposit, and the timing of remaining portion is uncertain.

Property, plant and equipment

The total rental income (cash inflow) from leasing the Tsining Junjing commercial retail property was $0.2 million (RMB1.3 million) during the third quarter of 2015 which is approximately the same as the $0.2 million (RMB1.3 million) in rental income of the same period of 2014. Based on $0.2 million (RMB1.4 million) of net cash receipts in the third quarter of 2015, it will take the Company approximately 12 years to recover $9.76 million (RMB62 million) carrying value of the asset. There was no cash outflow in connection with the maintenance and repair of the property. During the third quarter of 2015, the amortization of this property is RMB0.6 million (non-cash item).

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

In recent years, China’s GDP growth rate has slowed down, with the year 2014 dropping to the lowest level in the last 20 years. Given the lack of economic growth motivation, China’s economy has slowed down from an annual average growth rate of nearly 10% for the last decade to the current “new normal trend” of 7%-7.5%. In the third quarter of 2015, China’s GDP growth rate was 6.9%, the overall macro economy has not yet stabilized, exhibiting a further risk of overall economic stagnation. In the meantime, the growth rate of development and investment in real estate has slumped significantly, as the growth rate was only 2.6% in the first nine months of 2015 as compared to 12.5% in the same period of 2014, with a strong likelihood of further decline. The new construction area of real estate has declined downward almost to 2008 levels. The industry concentration ratio further increased. The increasing gap between cities of different sizes is becoming more pronounced and competition among second-tier and third-tier cities is becoming more intense.

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

As of September 30, 2015, we had $15,597,223 of cash, compared to $33,223,127 as of December 31, 2014, a decrease of $17,625,904.

The current real estate market situation in Xi’an is not yet clear. Based on data from the first six months of 2015, according to E-House (China), Xi’an’s transaction volume was 6.25 million square meters, representing a 15.8% decrease as compared to the second half of year 2014. The major challenge facing Xi’an’s real estate market is “three large and one low,” which means “large supplies in commercial housing, affordable housing and land” and “low income.” With respect to "low income," although per capita disposable income in Xi'an ranks 13th among first-tier and second-tier cities, the income of younger citizens is low. During the last three years, the commercial residential housing supply reached 42 million square meters, but the transaction volume was only 32 million square meters during the same period, resulting in a sizable increase in market inventory. The demand gap in Xi’an’s commercial residential housing is negative 62.28 million square meters which makes Xi’an relatively unique among second-tier cities as a city with a large demand deficit. It will take up to 20 months to sell the current supply, indicating high inventory pressure. A great deal of affordable housing has been built in recent years and the transaction volume in such affordable housing has been almost the same as that of the commercial housing. Xi’an recently lowered the affordable housing access threshold and now only allows single individuals who are more than 22 years old to buy affordable housing. This policy has made selling affordable housing more difficult. The excess supply of land has placed heavy pressure on the Xi’an real estate market. Xi’an’s administrative area is over 100,000 square kilometers while the built up area only occupies four percent of the administrative area, making the land supply seem infinite. For instance, the planned construction area in 2020 in Xi Xian New District is over half of the current built up area of Xi’an City. The permanent residents to registered population ratio is 1.07, ranking 24th among the 33 second-tier cities, and Xi’an’s ability to absorb new population is relatively average compared to other second-tier cities. Under Xi’an’s current real estate market conditions, the effective demand for housing is low.

The heavy pressure on the Xi’an real estate market is unlikely to lessen in the near future, and there is relatively high market risk for developers like the Company. The market remains weak and deteriorating, with rigorous conflicts between supply and demand that deepened industrial crisis. Accordingly, we expect that the real estate market downturn will continue for the foreseeable future. With the ongoing development of new projects and continuous low sales, coupled with the successive maturity of rigid debts and certain mandatory contributions required by the government, the Company is facing a heavy cash flow pressure in 2015. In addition, the Company is also facing a huge challenge in obtaining financing, similar to the difficulty faced by small and medium real estate enterprises. In 2015, the Company will strengthen its financing efforts, endeavor to obtain more financing, and try all kinds of possibilities to ensure its proper operation and vigorous development.

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

Our Property Projects

We provide three fundamental types of real estate developments:

•	High-rise apartment buildings, typically 19 to 33 stories, usually constructed of steel-reinforced concrete, that are completed within approximately 24 months of securing all required permits.
•	Mid-rise apartment buildings, typically 7 to 18 stories, usually constructed of steel-reinforced concrete, that are completed within approximately 12 to 18 months of securing all required permits.
•	Low-rise apartment buildings and villas, typically 2 to 6 stories, often constructed of steel-reinforced concrete, that are completed within approximately 12 months of securing all required permits.

Our projects can be classified into one of four stages of development:

•	Projects in planning, which include projects for which we have purchased the development and or land use rights for parcels of land as part of our project development pipeline. The completion of projects on these sites is subject to adequate financing, approval of permits, receipt of licenses and certain market conditions;
•	Projects in process, which include developments where we have typically secured the development and land use rights, and where the site planning, architecture, engineering and infrastructure work is in progress;
•	Projects under construction, where the building construction has started but has not yet been completed; and
•	Completed projects with units available for sale, where the construction has been finished and most of the units in the buildings have been sold or leased.

Projects Under Construction

Project Name	Type of Projects	Actual or Estimated Construction Period	Actual or Estimated Pre-sale Commencement Date	Total Site Area (m2 )	Total Gross Floor Area (m2 )	Sold GFA by September 30,2015 (m2)
Park Plaza II	Apartment & Commercial	Q2/2015 – Q3/2017	Q2/2016	10,000	66,155	-
Puhua Phase Two-East Region	Multi-Family residential & Commercial	Q2/2010 – Q3/2015	Q2/2010	24,059	119,311	52,943
Puhua Phase Four	Multi-Family residential & Commercial	Q1/2014 – Q4/2017	Q2/2014	27,800	147,775	50,340
Golden Bay A	Multi-Family residential & Commercial	Q2/2014 – Q4/2018	Q4/2015	49,374	163,343	-
Ankang Project	Multi-Family residential & Commercial	Q2/2012 – Q2/2019	Q4/2012	74,820	295,770	85,091
Golden Bay Apartment	Office building & apartment	Q1/2010 – Q2/2016	Q2/2016	13,459	16,564	-

Project Name	Total Number of Units (a)	Number of Units Sold by September 30, 2015 (a)	Estimated Revenue ($ millions)	Contracted Revenue by September 30,2015 ($ millions)	Recognized Revenue by September 30,2015 ($ millions)
Park Plaza II	247	-	-	-	-
Puhua Phase Two -East Region	650	322	118	52	50
Puhua Phase Four	1,172	506	159	49	23
Golden Bay A	373	-	-	-	-
Ankang Project I	932	789	92	53	52
Golden Bay Apartment	24	-	-	-	-

a. The number of units here only includes residential units and commercial parts, but excludes parking lots.

*Estimated revenue is calculated based on our reasonable estimates and may vary with market changes.

Park Plaza II: The Company intends to develop an apartment and commercial project on this site, with a gross floor area of 66,155 square meters. Construction has started in the second quarter of 2015, and we expect to begin accepting pre-sale purchase agreements in the second quarter of 2016.

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

Golden Bay A: The Golden Bay A project is located within the Baqiao project, with a total GFA of 163,343 square meters. The Golden Bay A project will consist of cottage, western-style house, high-rise residential as well as a commercial area. Construction has started in the second quarter of 2014, and we expect to begin accepting pre-sale purchase agreements in the fourth quarter of 2015, but the timing is uncertain, will be adjusted according to the market condition. The Company has obtained the land use right from the government in November 2013.

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

As previously disclosed by Company in a Form 8-K filed on May 22, 2015, the Company received a letter from Xi’an Baqiao New Development Zone Management Council on May 18, 2015 informing us of the Rezoning.

In light of the Rezoning, the Board retained consultants to analyze and advise on the feasibility of continuing to develop the Textile City land use right in compliance with the terms imposed under the Rezoning. Following a presentation by such consultants and due consideration of all relevant factors, the Board ultimately determined that the Textile City land use right is inconsistent with the Company’s future development strategy. On June 29, 2015, the Board formally adopted resolutions directing the Company to terminate the development of the Textile City land and to seek to mitigate its damages by pursuing a return of the deposits that were previously paid in connection with securing the Textile City land use right. While the Company will exercise all reasonable efforts to seek a return of such deposits, there can be no assurance the Company will be successful in obtaining a return of all or any part of the deposits previously paid to secure the land use right.

After selling 31 acres, placing 79 acres in the Puhua project and 34.6 acres in the Golden Bay project, and 5.6 acres for headquarter building and Golden Bay Apartment projects approximately 337 acres remain available for the Company to develop in the Baqiao area.

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

Major Completed Projects with Units Available for Sale

Project Name	Type of Projects	Completion Date	Total Site Area(m2 )	Total GFA(m2 )	Total Number of Units(a)	Number of Unit Sold by September 30,2015(a)

Puhua Phase Three	Multi-Family residential & Commercial	Q2/2015	30,600	129,049	744	680
Park Plaza I	Multi-Family residential & Commercial	Q2/2015	33,339	105,859	702	677
Puhua Phase Two-West Region and New Coastal Line	Multi-Family Residential & Commercial	Q4/2013	29,093	141,031	905	900
Puhua Phase One	Multi-Family Residential & Commercial	Q4/2012	47,600	137,137	850	802
JunJing III	Multi-Family Residential & Commercial	Q4/2012	8,094	52,220	531	531
JunJing II	Multi-Family Residential & Commercial	Q4/2009	39,524	142,214	1,215	1,214
JunJing I	Multi-Family Residential & Commercial	Q3/2006	55,588	167,931	1,671	1,670

a. The number of units here only includes residential units and commercial part and excludes parking lots.

Puhua Phase Three: The Puhua Phase Three project covers 30,600 square meters with a total GFA of 129,049 square meters. We started pre-sale of Puhua Phase Three during the first quarter of 2013 and started recognizing revenues based on the percentage of completion method. As of September 30, 2015, we have recognized $83 million in revenue.

Park Plaza I: In July 2009, the Company entered into a letter of intent to acquire 44,250 square meters of land in the center of Xi’an for the Park Plaza project. In March 2011, the Company officially acquired land use rights for Park Plaza. The Company intends to develop a large mid–to-upper income residential and commercial project on this site, with a gross floor area of 105,859 square meters. The three-year construction of Park Plaza started in the first quarter 2012. We started to recognize revenue from this project in the first quarter of 2013. As of September 30, 2015, we have recognized $109 million in revenue.

Puhua Phase Two–West Region and New Coastal Line: Puhua Phase Two–West Region consists of four buildings. The region was completed in the fourth quarter of 2012 and New Coastal Line was completed in the fourth quarter of 2013. As of September 30, 2015, we have recognized $111 million in revenue.

Puhua Phase One: Puhua Phase One is one of Puhua’s five phases and was completed in the fourth quarter of 2012. As of September 30, 2015, we have recognized $111 million in revenue.

Junjing III: Junjing III is located near our Junjing II project and the city expressway. It has a GFA of about 52,220 square meters. The project consists of three high rise buildings, each 28 to 30 stories high. The project is targeted at middle-to-high income customers who require a high quality living environment and convenient transportation to the city center. We started construction during the fourth quarter of 2010 and pre-sales began during the fourth quarter of 2011. The project was completed in the fourth quarter of 2012. As of September 30, 2015, we have recognized $53 million in revenue.

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

CONSOLIDATED OPERATING RESULTS

Three Months Ended September 30, 2015 Compared With Three Months Ended September 30, 2014

Revenues

Our revenues are mainly derived from the sale of residential and commercial units and buildings, infrastructure work we perform for the local government and land development projects in the Baqiao New Development Zone. For the three months ended September 30, 2015, most of our revenues came from the Park Plaza, Puhua Phase Three and Four, and Ankang Project.

Revenues by project:	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
US$
Project Under Construction
Puhua Phase Two – East Region	$4,853,831	$2,226,757
Puhua Phase Four	4,985,823	2,851,066
Ankang Project	1,502,796	4,241,380
Projects Completed
Puhua Phase Three	2,159,590	5,176,650
Park Plaza Phase One	838,241	8,126,813
Puhua Phase Two – West Region and NCL	(671)	304,026
JunJingIII	54,019	(131,198)
Puhua Phase One	2,695	21,271
JunJingII	-	-
JunJingI	-	-
Revenues from the Sale of Properties	$14,396,324	22,816,765

The following table summarizes details of our most significant projects:

Revenues by project:	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
US$
Project Under Construction
Puhua Phase Two – East Region contract sales	$3,417,690	$1,916,575
Revenue	$4,853,831	$2,226,757
Total gross floor area (GFA) available for sale	119,311	119,311
GFA sold during the period	3,748	1,877
Remaining GFA available for sale	66,368	87,230
Percentage of completion	91.4%	81.6%
Percentage GFA sold during the period	3.1%	1.6%
Percentage GFA sold to date	44.4%	26.9%
Average sales price per GFA	$912	$1,021

Puhua Phase Three contract sales	$2,159,590	$4,573,451
Revenue	$2,159,590	$5,176,650
Total gross floor area (GFA) available for sale	129,049	129,049
GFA sold during the period	1,616	3,639
Remaining GFA available for sale	36,025	55,457
Percentage of completion	100.00%	83.1%
Percentage GFA sold during the period	1.25%	2.8%
Percentage GFA sold to date	72.08%	57.0%
Average sales price per GFA	$1,336	$1,257

Park Plaza-Phase I contract sales	$838,241	$6,150,233
Revenue	$838,241	$8,126,813
Total gross floor area (GFA) available for sale	105,859	107,060
GFA sold during the period	801	4,285
Remaining GFA available for sale	21,047	40,404
Percentage of completion	100.00%	98.9%
Percentage GFA sold during the period	0.76%	4.0%
Percentage GFA sold to date	80.12%	62.3%
Average sales price per GFA	$1,046	$1,435

Ankang Project-Phase I contract sales	$942,882	$2,559,384
Revenue	$1,502,796	$4,241,380
Total gross floor area (GFA) available for sale	124,919	124,919
GFA sold during the period	1,583	3,828
Remaining GFA available for sale	39,828	53,142
Percentage of completion	89.21%	62.6%
Percentage GFA sold during the period	1.27%	3.1%
Percentage GFA sold to date	68.12%	57.5%
Average sales price per GFA	$595	$669

Puhua Phase Four contract sales	$5,949,120	$7,772,451
Revenue	$4,985,823	$2,851,066
Total gross floor area (GFA) available for sale *	147,775	147,775
GFA sold during the period	6,248	7,868
Remaining GFA available for sale	97,435	127,570
Percentage of completion	34.21%	26.3%
Percentage GFA sold during the period	4.23%	5.3%
Percentage GFA sold to date	34.07%	13.7%
Average sales price per GFA	952	988

*Difference in total GFA available for sale is due to addition of a new building and or modification to floor plans.

Revenues from projects under construction

Revenues from projects under construction totaled $11.34 million for the three months ended September 30, 2015 compared to $22.6 million during the same period of 2014. The decrease is mainly due to that the price competition which brings a relatively significant impact on the rigid demand. The revenues decreases compared to the same period of last year, especially in Ankang real estate market, due to the real estate markets deteriorates under the influence of real estate market conflicts between affordable housing market and commercial housing market. The revenues in the third quarter dropped by 50%.

Puhua Project: The Puhua Project located within the Baqiao project covers 79 acres, with a total GFA of 800 thousand square meters. The project is divided into five phases for development, 278,168 square meters have completed, 396,165 square meters are under construction, and 117,237 square meters are under planning. The entire project began in 2008, and is expected to end in 2018. For the three months ended September 30, 2015, we secured $11.5 million in contract sales and recognized $12.0 million revenue.

Puhua Phase Two-East Region: East Region consists of eight residential buildings and three commercial buildings. Total estimated revenue of Puhua Phase Two-East Region is $118 million. Total GFA of the project is expected to reach 119,311 square meters. Construction of Puhua Phase Two-East Region started in the second quarter 2010, and we have started revenue recognition since the second quarter 2010. Puhua Phase Two -West Region was completed in the fourth quarter of 2012 and New Coast Line was completed in the fourth quarter of 2013. For the three months ended September 30, 2015, we secured $3.4 million contract sales and recognized $4.8 million revenue.

Puhua Phase Four: The Puhua Phase Four project covers 27,800 square meters with a total GFA of 144,073 square meters. We have started pre-sale of Puhua Phase Four during the second quarter of 2014 and started recognizing revenues based on the percentage of completion method. There was $5.9 million in contract sales and we recognized $5.0 million for the three months ended September 30, 2015 based on the percentage of completion method.

Ankang Project: The Ankang project is located in Ankang city, which is approximately 260 kilometers south of Xi’an in China’s Shaanxi Province. The project consists of residential buildings and a commercial area. Construction started in the second quarter of 2012, and pre-sales started in the fourth quarter of 2012. Total GFA of the project is expected to reach 295,770 square meters. The project is divided into three phases for development; currently phase I is being constructed and is on sale. There was $0.9 million in contract sales and we recognized $1.5 million for the three months ended September 30, 2015 based on the percentage of completion method.

Revenues from projects completed

The revenue from completed projects totaled $3.0 million for the three months ended September 30, 2015 compared to $0.2 million during the same period of 2014. Revenues from projects completed in the third quarter of 2015 were higher than those during the period of 2014. The increase is due to the completion of Puhua Phase Three and Park Plaza I projects which are recognized as completed projects.

Puhua Phase Three: The Puhua Phase Three project covers 30,600 square meters with a total GFA of 129,049 square meters. We have started pre-sale of Puhua Phase Three during the first quarter of 2013 and started recognizing revenues based on the percentage of completion method. The contract revenue for Puhua Phase Three was $2.2 million and we recognized $2.2 million for the three months ended September 30, 2015.

Park Plaza: In July 2009, the Company entered into a letter of intent to acquire 44,250 square meters of land in the center of Xi’an for the Park Plaza project. In March 2011, the Company officially acquired land use rights for Park Plaza. The Company intends to develop a large mid-to-upper income residential and commercial project on this site, with a gross floor area of 105,859 square meters. The three-year construction of Park Plaza started in the first quarter 2012. We started to recognize revenue from this project in the first quarter of 2013. The contract revenue was $0.8 million and we recognized $0.8 million for the three months ended September 30, 2015 based on the percentage of completion method.

Other income

Other income includes property management fees, rental income, revenues from the disposal of fixed assets as well as construction income. We recognized $5,305,985 in other income for the three months ended September 30, 2015, compared with $4,893,589 in the same period of 2014. The 8.43% increase is detailed in the following table:

	For the three months ended
	September 30,	September 30,
	2015	2014
Interest income	$811,184	$1,139,755
Rental income	204,943	228,573
Income from property management services	1,254,010	889,648
External construction contracts	2,017,705	2,428,694
Miscellaneous income	1,018,143	206,919
Total	$5,305,985	$4,893,589

Cost of properties and land

The cost of real estate sales and land for the three months ended September 30, 2015 decreased 31.5 percent to $12,760,030 compared with $18,632,301 in the same period of 2014. The main reason for this decrease is the decrease in real estate sales.

Gross profit and profit margin

Gross profit for the three months ended September 30, 2015 was $3,966,294, representing a 31.5 percent decrease from $5,787,656 in the same period of 2014. The gross profit margin for the three months ended September 30, 2015 was 20.1 percent compared with 20.9 percent in the same period of 2014.

The intense real estate market competition in Xi’an as a whole has resulted in a heavy pressure on real estate enterprises. According to a report by China Real Estate Information Corporation (“CRIC”), in September of 2015, the new supply area of Xi’an real estate reached 1.34 million square meters, however the sale area was less than 1 million square meters, dropped by 49.4% month on month, at the end of the third quarter of 2015, the inventory of Xi’an real estate reached a high level of 37.5 million square meters and consequently, the supply and demand relationship has deteriorated continuously. In an environment of increased competition and slower sales, real estate companies have promoted sales at the expense of several gross margins. Combined with the continual rise in land costs and the adjustment of the real estate prices, the costs of real estate developers continue to rise and profit margins are contracting. Under these challenges, the Company sticks to the strategy that “cash is of paramount importance”. In the third quarter of 2015, the Company increased its promotion efforts to sell the residential housing, but the sales are not satisfactory to the Company. As a result, the gross profit decreased by 31.5% compared to the third quarter of 2014.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) for the three months ended September 30, 2015 increased to $4,491,185 compared with $3,936,508 in the same period of 2014. SG&A accounted for 22.8 percent of total revenue in the third quarter of 2015 compared to 14.2 percent for the same period in 2014. The increase in SG&A is due to that the Company increased its promotion efforts in the third quarter of 2015.

Stock-based compensation

On June 13, 2011, the Company granted options to acquire common stock of the Company to employees, officers and directors. The exercise price of the options was determined by the fair value of the common stock on the grant date.

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

Compensation expense is recognized over the vesting period. All options have vested by end of 2014. During the three months ended September 30, 2015 option based compensation expense of $Nil (September 30, 2014 - $ Nil) was recognized in the interim condensed consolidated statements of income.

During the second quarter of 2015, the Company announced the issuance of 57,500 shares of Common Stock to the Chairman, CFO, COO, and Directors of the company to compensate services provided. These shares were issued during the third quarter of 2015.

Other expenses

Other expenses mainly consists of late delivery settlements, maintenance costs and some miscellaneous income. Other expenses in the three months ended September 30, 2015 was $34,464 compared with $6,460 in the same period of 2014. For the three months ended September 30, 2015, the miscellaneous expenses were from Tsining, Xinxing Construction and JiYuan.

Financing expense

Financing expense in the three months ended September 30, 2015 decreased to $1,242,294 from $1,342,370 in the same period of 2014. Currently most of the Company’s loans are for development purpose which has been capitalized. The financial expense primarily mainly includes the interest paid for the USD loans. The decrease in the financial expense is due to the repayment of a few loans.

Provision for (recovery of) income taxes

The $467,509 recovery of income taxes for the three months ended September 30, 2015 was recorded, comparing to $414,147 provision for income taxes for the three months ended September 30, 2014, which is primarily due to decreased operating income in the third quarter of 2015 compared with that in the third quarter of 2014.

Recovery of deferred taxes

The $11,020 recovery of deferred taxes for the three months ended September 30, 2015 was consistent to $11,270 for the three months ended September 30, 2014.

Net loss

Net loss for the three months ended September 30, 2015 is $1,399,020 compared to an income of $2,171,114 in the same period of 2014. This is due to decrease in revenue, 2014 Q3 had a gain on extinguishment of a loan for $2 million.

Basic and diluted (loss) earnings per share

Both the basic loss per share and diluted loss per share were $0.20 in the three months ended September 30, 2015, compared to an earnings per share of $0.31 in the same period of 2014. The number of shares outstanding did not change significantly from year to year.

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

The interim condensed consolidated financial statements have been retrospectively restated, including (loss) earnings per share, to account for the Company’s share consolidation.

The weighted average shares outstanding used to calculate the basic earnings per share and diluted earnings per share was 7,014,710 (35,073,550 shares prior to the split), in the three months ended September 30, 2015 and 6,895,492 (34,477,458 shares prior to the split) in the same period of 2014. The increase of common shares was due to additional shares issued to company directors in 2015.

Foreign exchange

The Company operates in China and the functional currency is the RMB but our reporting currency is the U.S. dollar, based on the exchange rate of the two currencies. The fluctuation of exchange rates during the three months ended September 30, 2015 and the same period of 2014, when translating the operating results and financial positions at different exchange rates, created the accrued gain (loss) on foreign exchange. The loss on foreign exchange translation in the three months ended September 30, 2015 was $5,066,925, compared with a gain of $2,782,552 in the same period of 2014.

Nine Months Ended September 30, 2015 Compared With Nine Months Ended September 30, 2014

Revenues

Our revenues are mainly derived from the sale of residential and commercial units and buildings, infrastructure work we perform for the local government and land development projects in the Baqiao New Development Zone. For the nine months ended September 30, 2015, most of our revenues came from the Park Plaza, Puhua Phase Two – East Region, Puhua Phase Three and Four, and Ankang Project.

Revenues by project:	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
US$
Project Under Construction
Puhua Phase Two – East Region	$17,386,462	$10,989,548
Puhua Phase Four	15,825,526	6,336,175
Ankang Project	6,034,896	16,897,418
Projects Completed
Puhua Phase Three	15,524,169	14,312,190
Park Plaza Phase One	11,622,533	28,614,578
Puhua Phase Two – West Region and NCL	508,821	863,451
JunJingIII	273,727	575,563
Puhua Phase One	(59,360)	414,180
JunJingII	-	-
JunJingI	-	433,310
Revenues from the Sale of Properties	$67,116,774	79,436,413

The following table summarizes details of our most significant projects:

Revenues by project:	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
US$
Project Under Construction
Puhua Phase Two – East Region contract sales	$14,943,055	$9,784,418
Revenue	$17,386,462	$10,989,548
Total gross floor area (GFA) available for sale	119,311	119,311
GFA sold during the period	16,758	8,267
Remaining GFA available for sale	66,368	87,230
Percentage of completion	91.4%	81.6%
Percentage GFA sold during the period	14.0%	6.9%
Percentage GFA sold to date	44.4%	26.9%
Average sales price per GFA	$892	$1,184

Puhua Phase Three contract sales	$13,089,826	$7,919,563
Revenue	$15,524,169	$14,312,190
Total gross floor area (GFA) available for sale	129,049	129,049
GFA sold during the period	12,265	7,443
Remaining GFA available for sale	36,025	55,457
Percentage of completion	100.0%	83.1%
Percentage GFA sold during the period	9.5%	5.8%
Percentage GFA sold to date	72.1%	57.0%
Average sales price per GFA	$1,067	$1,064

Park Plaza-Phase I contract sales	$11,528,841	$22,112,788
Revenue	$11,622,533	$28,614,578
Total gross floor area (GFA) available for sale*	105,859	107,060
GFA sold during the period	11,923	20,131
Remaining GFA available for sale	21,047	40,404
Percentage of completion	100.0%	98.9%
Percentage GFA sold during the period	11.3%	18.8%
Percentage GFA sold to date	80.1%	62.3%
Average sales price per GFA	$967	$1,098

Ankang Project-Phase I contract sales	$4,538,062	$13,261,021
Revenue	$6,034,896	$16,897,418
Total gross floor area (GFA) available for sale	124,919	124,919
GFA sold during the period	7,969	19,284
Remaining GFA available for sale	39,828	53,142
Percentage of completion	89.2%	62.6%
Percentage GFA sold during the period	6.4%	15.4%
Percentage GFA sold to date	68.1%	57.5%
Average sales price per GFA	$569	$688

Puhua Phase Four contract sales	$26,209,540	$19,935,137
Revenue	$15,825,526	$6,336,175
Total gross floor area (GFA) available for sale	147,775	147,775
GFA sold during the period	26,772	20,205
Remaining GFA available for sale	97,435	127,570
Percentage of completion	34.2%	26.3%
Percentage GFA sold during the period	18.1%	13.7%
Percentage GFA sold to date	34.1%	13.7%
Average sales price per GFA	979	987

*Difference in total GFA available for sale is due to addition of a new building and or modification to floor plans.

Revenues from projects under construction

Revenues from projects under construction totaled $39.2 million for the nine months ended September 30, 2015 compared to $77.1 million during the same period of 2014. The decrease is mainly due to price competition which brings a relatively significant impact on the rigid demand. The revenues decreases compared to the same period of last year, especially in Ankang real estate market, due to the real estate markets deteriorates under the influence of real estate market conflicts between affordable housing market and commercial housing market. The revenues for nine months ended September 30, 2015 dropped by 49.2%. Another reason of decrease was due to 2 projects completed in 2015.

Puhua Project: The Puhua Project located within the Baqiao project covers 79 acres, with a total GFA of 800 thousand square meters. The project is divided into five phases for development, 278,168 square meters have been completed, 396,165 square meters are under construction, and 117,237 square meters are under planning. The entire project began in 2008, and is expected to end in 2018. For the nine months ended September 30, 2015, we secured $54.7 million in contract sales and recognized $49.2 million revenue.

Puhua Phase Two-East Region: The East Region consists of eight residential buildings and three commercial buildings. The total estimated revenue of Puhua Phase Two-East Region is $118 million. Total GFA of the project is expected to reach 119,311 square meters. Construction of Puhua Phase Two-East Region started in the second quarter of 2010, and we have recognized revenue since the second quarter of 2010. Puhua Phase Two -West Region was completed in the fourth quarter of 2012 and New Coast Line was completed in the fourth quarter of 2013. For the nine months ended September 30, 2015, we secured $14.9 million contract sales and recognized $17.4 million in revenue.

Puhua Phase Four: The Puhua Phase Four project covers 27,800 square meters with a total GFA of 144,073 square meters. We started pre-sales of Puhua Phase Four during the second quarter of 2014 and started recognizing revenues based on the percentage of completion method. There was $26.2 million in contract sales and we recognized $15.8 million in revenue for the nine months ended September 30, 2015 based on the percentage of completion method.

Ankang Project: The Ankang project is located in Ankang city, which is approximately 260 kilometers south of Xi’an in China’s Shaanxi Province. The project consists of residential buildings and a commercial area. Construction started in the second quarter of 2012, and pre-sales started in the fourth quarter of 2012. Total GFA of the project is expected to reach 295,770 square meters. The project is divided into three phases for development; currently phase I is being constructed and is on sale. There was $4.5 million in contract sales and we recognized $6.0 million for the nine months ended September 30, 2015 based on the percentage of completion method.

Revenues from projects completed

The revenue from completed projects totaled $27.9 million for the nine months ended September 30, 2015 compared to $2.3 million during the same period of 2014. Revenues from projects completed in the first nine months of 2015 were higher than those during the same period in 2014.The increase is due to the completion of Puhua Phase Three and Park Plaza projects.

Puhua Phase Three: The Puhua Phase Three project covers 30,600 square meters with a total GFA of 129,049 square meters. We have started pre-sale of Puhua Phase Three during the first quarter of 2013 and started recognizing revenues based on the percentage of completion method. The contract revenue for Puhua Phase Three was $13.1 million and we recognized $15.5 million for the nine months ended September 30, 2015.

Park Plaza: In July 2009, the Company entered into a letter of intent to acquire 44,250 square meters of land in the center of Xi’an for the Park Plaza project. In March 2011, the Company officially acquired land use rights for Park Plaza. The Company intends to develop a large mid-to-upper income residential and commercial project on this site, with a gross floor area of 105,859 square meters. The three-year construction of Park Plaza started in the first quarter of 2012. We started to recognize revenue from this project in the first quarter of 2013. The contract revenue was $11.5 million and we recognized $11.6 million for the nine months ended September 30, 2015 based on the percentage of completion method.

Other income

Other income includes property management fees, rental income, revenues from the disposal of fixed assets as well as construction income. We recognized $12,628,790 in other income for the nine months ended September 30, 2015, compared with $14,383,616 in the same period of 2014. The 12.2% decrease is detailed in the following table:

	For the nine months ended
	September 30,	September 30,
	2015	2014
Interest income	$2,463,756	$3,343,305
Rental income	648,490	714,865
Income from property management services	4,110,496	3,272,697
External construction contracts	4,350,452	5,839,748
Additional compensation received in connection with TangDu project	-	612,912
Miscellaneous income	1,055,596	600,089
Total	$12,628,790	$14,383,616

Cost of properties and land

The cost of real estate sales and land for the nine months ended September 30, 2015 decreased 19.9 percent to $59,929,777 compared with $74,840,421 in the same period of 2014. The main reason for this decrease is the decrease in units sold and decrease in availability of units.

Gross profit and profit margin

Gross profit for the nine months ended September 30, 2015 was $12,511,936, representing a 21.6 percent increase from $10,287,215 in the same period of 2014. The gross profit margin for the nine months ended September 30, 2015 was 15.7 percent compared with 11.0 percent in the same period of 2014. The increase is due to that the Company sold mainly the residential housing in Puhua Phase Two-East Region and Puhua Phase IV and the sales of parking lots accounted for a small proportion.

The intense real estate market competition in Xi’an as a whole has resulted in a heavy pressure on real estate enterprises. According to a report by CRIC, in September, the new supply area of Xi’an real estate reached 1.34 million square meters, however the sale area is less than 1 million square meters, dropped by 49.4%, at the end of the third quarter of 2015, the inventory of Xi’an real estate reached a high level of 37.5 million square meters and consequently, the supply and demand relationship has deteriorated continuously. In an environment of increased competition and slower sales, real estate companies have promoted sales at the expense of several gross margins. Combined with the continual rise in land costs and the adjustment of the real estate prices, the costs of real estate developers continue to rise and profit margins are contracting. Under these challenges, the Company sticks to the strategy that “cash is of paramount importance”. In the first nine months of 2015, the Company increased its promotion efforts to sell the residential housing in Puhua Phase Two-East Region and New Coastal Line and the sales of parking lots accounted for a small proportion. As a result, the gross profit increased compared to the same period of 2014.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) for the nine months ended September 30, 2015 decreased to $11,351,887 compared with $11,802,817 in the same period of 2014. SG&A accounted for 14.3 percent of total revenue in the nine months ended September 30, 2015 compared to 12.6 percent for the same period in 2014. The SG&A in the first nine months of 2015 were almost the same as those during the period of 2014.

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

Compensation expense is recognized over the vesting period. All options have vested by end of 2014. During the nine months ended September 30, 2015 option based compensation expense of $Nil (September 30, 2014 - $1,136,304) was recognized in the interim condensed consolidated statements of income.

During the second quarter of 2015, the Company announced the issuance of 57,500 shares of Common Stock to the Chairman, CFO, COO, and Directors of the company to compensate services provided. These shares were issued during the third quarter of 2015.

Other expenses

Other expenses mainly consists of late delivery settlements, maintenance costs and some miscellaneous income. Other expenses in the nine months ended September 30, 2015 was $47,966 compared with $20,480 in the same period of 2014. For the nine months ended September 30, 2015, the miscellaneous expenses were from Tsining, Xinxing Construction and JiYuan.

Financing expense

Financing expense in the nine months ended September 30, 2015 decreased to $3,249,179 from $3,676,752 in the same period of 2014. Currently most of the Company’s loans are for development purpose which has been capitalized. The financial expense primarily mainly includes the interest paid for the USD loans. The decrease in the financial expense is due to the repayment of a few loans.

Provision for income taxes

The $106,954 provision for income taxes for the nine months ended September 30, 2015 decreased from $559,605 for the nine months ended September 30, 2014, which is primarily due to the impairments of stock inventory and intangible assets of Textile City.

Recovery of deferred taxes

The $3,774,476 recovery of deferred taxes for the nine months ended September 30, 2015 increased from $33,802 in the same period of 2014, of which $3,740,674 of the increase is due to the write off of the intangible asset.

Net loss

Net loss for the nine months ended September 30, 2015 is $20,855,055 compared to a loss of $5,366,979 in the same period of 2014. The increase in net loss is due to the impairments of stock inventory and intangible assets of Textile City.

Basic and diluted loss per share

Both the basic loss per share and diluted loss per share were $2.99 in the nine months ended September 30, 2015, compared to $0.78 in the same period of 2014. The number of shares outstanding did not change significantly from year to year.

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

The weighted average shares outstanding used to calculate the basic earnings per share and diluted earnings per share was 6,978,446 (34,892,230 shares prior to the split,) in the nine months ended September 30, 2015 and 6,906,526 (34,532,629 shares prior to the split) in the same period of 2014. The increase of common shares was due to additional shares issued to company directors in 2014.

Foreign exchange

The Company operates in China and the functional currency is the RMB but our reporting currency is the U.S. dollar, based on the exchange rate of the two currencies. The fluctuation of exchange rates during the nine months ended September 30, 2015 and the same period of 2014, when translating the operating results and financial positions at different exchange rates, created the accrued gain (loss) on the foreign exchange. The loss on foreign exchange translation in the nine months ended September 30, 2015 was $4,426,551, compared with a loss of $ 3,215,708 in the same period of 2014.

Cash flow discussion

There was a net cash outflow of $17,084,996 during the nine months ended September 30, 2015 compared to a net cash outflow of $13,920,615 during the same period of 2014. The increase in the cash outflow is due to the repayment of a few loans.

Operating activity cash inflow was $9,333,664 in the nine months ended September 30, 2015, compared to operating cash outflow of $20,437,987 in the same period of 2014. The change in operating cash flow in the first nine months of 2015 was mainly due to that the Company sold the inventory and did not acquire new land in the first nine months of 2015. Also, more receivables and advances from customers were collected, which is offset by payments to Accounts Payable.

There was a cash outflow of $249,410 for investing activities for the nine months ended September 30, 2015, compared to investing cash outflow of $31,071,706 for the same period of 2014. The decrease was due to the fact that there was no short-term or long-term investments made in 2015.

There was a cash outflow of $26,169,250 for financing activities for the nine months ended September 30, 2015 compared with $37,589,078 of financing cash inflow in the same period of 2014 due to the fact that more funds were borrowed under loans entered into in 2014, and that many loans became due during the first nine months of 2015 requiring the Company to make repayment on such loans.

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

The ratio of receivables to sales was 16% as of September 30, 2015 and 46% as of September 30, 2014. The decrease was due to the acceleration in cash collection.

Debt leverage

Total debt consists of loans from employees and loans payable to lenders.

Total debt outstanding as of September 30, 2015 was $291.6 million compared with $323.5 million on December 31, 2014. Net debt outstanding (total debt less cash and restricted cash) as of September 30, 2015 was $185.9 million compared with $199.9 million on December 31, 2014. The Company’s net debt as a percentage of total capital (net debt plus shareholders’ equity) was 68.5 percent on September 30, 2015 and 64.4 percent on December 31, 2014, which mainly resulted from additional debt financing for the next 12 months. Consequently, the ratio of net debt as a percentage of total capital increased slightly as of September 30, 2015 compared with December 31, 2014.

Liquidity and capital resources

The Company entered into a land purchase agreement, where the total consideration for the land is $5,398,287. The Company has paid $4,090,880 by the end of the third quarter of 2015 as deposit for land use right and is obliged to pay the remaining amount $1,307,407 within the next 3 months.

All future payments required under the various agreements are summarized below:

	Payment due by period
Commitments and Contingencies	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	After 5 years
Land use rights-projects	$1,307,407	$1,307,407	$-	$-	$-	$-	$-
Total	$1,307,407	$1,307,407	$-	$-	$-	$-	$-

The Company from time to time has to renew certain real estate development licenses in the normal course of business. Management believes the Company will be able to continuously renew these licenses.

Loans payable

	September 30, 2015	December 31, 2014
Construction Bank of China
Annual interest rate is 105% of People’s Bank of China prime rate (5.25%). The loan is secured by the Park Plaza Phase I project and its land use right. The loan is due on May 29, 2016. The loan is also subject to certain repayment requirements based on percentage of sales contracts signed over total estimated sales amount of Park Plaza Phase I.	$13,059,349	$19,662,831

Bank of China, Macau Branch
Originally due on December 16, 2013 and extended to December 16, 2015, annual interest rate is based on 3-month London interbank offered rate (“LIBOR”) rate plus 2.5%, and the loan is also subject to a 1.3% handling fee making effective interest rate 4.1143%. The 3-month LIBOR rate on September 30, 2015 was 0.3143% (December 31, 2014 - 0.2457%), secured by $31,468,311 (RMB200 million) of restricted cash.	31,000,000	31,000,000

Bank of Communications Offshore Branch (Loan 1)
Due on November 13, 2015, annual interest rate is 2.9%, secured by $37,740,364 (RMB240 million) of restricted cash and it is also subject to a 0.3% handling fee. The effective interest rate is 3.2%.	30,000,000	30,000,000

LUSO International Bank (1)
The Company signed an agreement for a line of credit of $8 million with LUSO International Bank. The total amount will be due on June 27, 2016. As of September 30, 2015, the Company has drawn $7,761,153 from the line of $8.0 million which is 98.6% of $7,867,078 (RMB50 million) restricted cash secured. Annual interest is based on the 12-month LIBOR rate plus 2.9%. The 12-month LIBOR rate on September 30, 2015 was 0.8251% (December 31, 2014 - 0.6044%).	7,761,153	7,761,153

Xi’an Xinxing Days Hotel & Suites Co., Ltd. (“Days Hotel”)
There are several loans from Days Hotel, $1,573,416 (RMB10 million) due on November 4, 2015; $1,494,745 (RMB9.5 million) due on November 26, 2015; $550,695 (RMB3.5 million) due on December 30, 2015; $18,723,645 (RMB119 million) due on December 31, 2015; $7,867,078 (RMB50 million) due on January 9, 2016; $629,366 (RMB4 million) due on May 15, 2016; $125,873 (RMB0.8 million) due on June 16, 2016; $5,506,954 (RMB35 million) due on August 5, 2016; $11,800,617 (RMB75 million) due on August 6, 2016; $6,293,662 (RMB40 million) due on August 7, 2016, $29,391,403 (RMB186.8 million) of the loan has an annual interest rate of 15% and 20% on the remaining $25,174,649 (RMB160 million) of the loan. For the amount due on November 4, 2015, the company has repaid $157,342 (RMB 1.0 million). The extension for the remaining amount due on November 4, 2015 is still in negotiation as of the date hereof. Days Hotel can demand payment on the amount past due any time.	54,566,052	42,371,788

	September 30, 2015	December 31, 2014
Zhongyuan Trust Annual interest rate is 15.11%, including a 0.9% handling fee. This loan is secured by the land use rights of Golden Bay A and Golden Bay B, and guaranteed by Tsining, Fangzhou and the Chairman. The repayment terms are as follows: $4,720,247 (RMB30 million) due on August 3, 2016; $9,125,810 (RMB 58 million) due on October 9, 2016; $314,683 (RMB 2 million) due on October 20, 2016; $11,013,909 (RMB70 million) due on February 3, 2017; $7,237,712 (RMB 46 million) due on April 9, 2017; $ 10,069,860 (RMB 64 million) due on April 20, 2017.	42,482,220	-

Shanghai Xinying Fund, LLC (“XinYing”) The loan bears interest at 9.6% per annum plus a consulting fee per quarter at $503,306 (RMB3 million). The effective interest rate is 23.65%. The loan is secured by 100% ownership of Xinxing Construction’s shares, corporate guarantee from Tsining, Puhua, and the Company. The loan is due on August 7, 2015. The loan has been repaid during this quarter.	-	17,728,782

LUSO International Bank (2)
The Company signed an agreement for a line of credit of $34 million with LUSO International Bank. The amount that can be withdrawn is limited to 100% of the restricted cash secured for the line of credit. The total amount is due on November 4, 2015. The Company has drawn $9,816,500 from the line, which is over $9,775,631 (RMB62 million) restricted cash secured for the loan. Management plans to extend the loans subsequent to the third quarter of 2015. The extension is still in negotiation as of the date hereof. Annual interest rate is based on the 12-month LIBOR rate plus 2.7%. The 12-month LIBOR rate as of September 30, 2015 was 0.8251% (December 31, 2014 - 0.6044%).	9,816,500	9,816,500

Shenzhen Qianhai Dinghui Equity Investment Fund Partnership (“Dinghui”)
Originally due on August 7, 2014 and March 22, 2015, the loan’s repayment terms have been extended to as follows: $15,734,156 (RMB100 million) due on June 5, 2015, and $7,867,078 (RMB50 million) due on June 20, 2015. The loan has an annual interest rate of 24%, and is secured by the land use rights of head office, Golden Bay apartment, and Golden Bay A. The loan has been repaid during the second quarter of 2015.	-	56,409,760

Bank of Communications
Annual interest rate is 120% of the People’s Bank of China prime rate (6.00%). The loan is secured by a portion of the Puhua Phase III project and land use right. The repayment schedule is as follows: December 20, 2015 - $9,440,493 (RMB60 million); and December 20, 2016 - $3,146,831 (RMB20 million).	12,587,325	24,175,611

Bank of Communications Annual interest rate is 130% of the People’s Bank of China prime rate (6.50%). The loan is secured by a portion of the Puhua Phase IV project and land use right. The loan is due on June 3, 2017. The loan is also subject to certain repayment terms based on percentage of sales contracts signed over total estimated sales of Puhua Phase IV.	12,587,325	14,505,368

	September 30, 2015	December 31, 2014
Bank of Xi’an, Weilai Branch Annual interest rate is 130% of the People’s Bank of China prime rate (6.50%). The loan is secured by a portion of the Puhua Phase II project and land use rights. The loan was originally due on April 24, 2015, the Company extended the loan with Bank of Xi’an to as follows: $4,720,247 (RMB30 million) due on September 30, 2015; $4,720,247 (RMB30 million) due on December 31, 2015, and $6,293,662 (RMB40 million) due on April 24, 2016. The loan has been repaid during this quarter.	-	17,728,782

Bank of Communications Offshore Branch (2)
Due on March 17, 2016, annual interest is based on 6-month LIBOR rate plus 2.8% and the loan is also subject to a 0.7% financing fee, with an effective annual interest rate of 4.0064%. The 6-month LIBOR rate on September 30, 2015 was 0.5064% (December 31, 2014 - 0.3443%). The loan is specifically for the retirement of the $31 million Bank of China, Singapore Branch loan. The use of the fund is restricted by the bank until the fund is used to repay the intended loan.	22,500,000	22,500,000

Bank of East Asia Annual interest rate is 120% of the People’s Bank of China prime rate (6.00%). The loan is secured by one of the unit from Tsining’s income producing property, the rent receivable from the unit, and guaranteed by the Chairman. The repayment schedule is as follows: November 28, 2015 - $78,671 (RMB0.5 million); May 28, 2016 - $78,671 (RMB0.5 million); November 28, 2016 - $157,342 (RMB1.0 million); May 28, 2017 - $157,342 (RMB1.0 million); November 28, 2017 - $550,695 (RMB3.5 million); and May 28, 2018 - $550,695 (RMB3.5 million).	1,573,415	-

HuaRong Asset Management Inc.

Annual interest rate is 14% for the first 12 months, and 11% for the remaining 18 months. Annual effective interest rate is 14.87% taking into consideration of the consulting fees of $6,030,000 associated with obtaining the loan. The loan is secured by a portion of the Puhua Phase II project and land use rights, certain inventory from Puhua Phase I as well as 100% shares of Xinxing Fangzhou Housing Development Co., Ltd. The loan is also guaranteed by the Chairman and COO of the Company. The repayment schedule of this loan is as follows: August 31, 2016 – $5,664,296 (RMB 36 million); February 28, 2017 – $5,664,296 (RMB 36 million); August 31, 2017 – $8,496,444 (RMB 54 million); February 28, 2018 – $8,496,444 (RMB 54 million).

	28,321,480	-
Total Deferred Financing Costs	(944,596)
Total Loan Payable	$265,310,223	$293,660,575

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

Of the $90.1 million of restricted cash, $35.4 million of restricted cash, corresponds to a $30.0 million loan from Bank of Communications Offshore Branch (1), the $31.5 million corresponds to a $31.0 million loan from Bank of China, Macau Branch, $9.8 million corresponds to a $9.8 million loan from LUSO International Bank (2) and $7.9 million corresponds to a $7.8 million loan from LUSO International Bank (1). These borrowings were incurred in Hong Kong to repay certain loans that were due, however the majority of the Company’s cash resided in mainland China and to wire funds from mainland China to Hong Kong is subject to foreign exchange restrictions imposed by the PRC government. Thus, in order for us to repay our Hong Kong and overseas counterparties, the Company had to utilize the special lending facilities provided by major PRC banks and foreign financial institutions (i.e., LUSO International Bank, Bank of Communications and Bank of China) to allow the Company to borrow outside of mainland China using cash we have in mainland China as guarantees.

The loans payable balances were secured by certain of the Company’s real estate held for development or sale and land use rights with a carrying value of $174,488,556 on September 30, 2015 (December 31, 2014 - $398,636,841). Other than the one unit from Tsining’s income producing property pledged for Bank of East Asia, no buildings or other income producing properties and improvements were pledged as of September 30, 2015.The weighted average interest rate on loans payable as of September 30, 2015 was 9.61% (December 31, 2014 – 9.78%).

The loans from Construction Bank of China and Bank of Communications are subject to certain repayment terms based on certain percentage of units sold inPark Plaza projects, Puhua Phase III and IV. Based on these repayment terms, Construction Bank of China and Bank of Communications can demand repayment of all remaining balances outstanding at any time.

The principal repayment requirements over the following 2 years are as follows:

Due in 1 year	$204,419,587
1 – 2 years	61,835,232
Total	$266,254,819

Liquidity Expectation

According to a report by CRIC, in September, the new supply area of Xi’an real estate reached 1.34 million square meters, however the sale area is less than 1 million square meters, dropped by 49.4%, at the end of the third quarter of 2015, the inventory of Xi’an real estate reached a high level of 37.5 million square meters and consequently, the supply and demand relationship has deteriorated continuously. The intense real estate market competition in Xi’an as a whole has resulted in a heavy pressure to the Company’s future sales and gross profit. There is also relatively high market risk. However, the consistent tightening of credit policies on the real estate industry nationwide has resulted in a relatively poor credit environment, with more funds flowing to the real economy. Moreover, given that more funds are flowing to the stock markets, it is hard for real estate enterprises to obtain financing. In the meantime, credit sources have flown to large enterprises, making it more difficult for small and medium real estate enterprises to raise funds, creating a huge challenge for the Company. In 2015, the Company will stick to the strategy that “cash is of paramount importance”, increase sales promotion, control investment, strengthen its financing efforts, endeavor to obtain more financing, and try all kinds of possibilities to ensure its proper operation and vigorous development.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to the following market risks, including but not limited to:

General Real Estate Risk

There is a risk that the Company’s property values could go down due to general economic conditions, a weak market for real estate generally, or changing supply and demand. The Company’s property held for development and sales value, approximately $381 million at the end of September 30, 2015, may change due to market fluctuations. Currently, it is valued at our cost, which is significantly below the market value.

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

(b) Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2015, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 16, 2015, Plaintiffs filed a Second Amended Derivative Complaint, which again is purportedly brought on behalf of CHLN and names as defendants two CHLN directors, Pingji Lu and Jing Lu. This complaint asserts the same claims and seeks the same relief as the prior complaint. CHLN filed a motion to dismiss the Second Amended Derivative Complaint on July 9, 2015. A hearing on CHLN’s motion to dismiss has been set for August 19, 2015. After argument, the Court issued an order, entered on September 10, 2015, granting CHLN’s motion to dismiss in full, and again granting Plaintiffs leave to amend the complaint.

On September 25, 2015, Plaintiffs filed a Third Amended Derivative Complaint, which again is purportedly brought on behalf of CHLN and names as defendants Pingji Lu and Jing Lu. This complaint asserts the same claims and seeks the same relief as the prior two complaints. CHLN has filed another motion to dismiss the Third Amended Complaint.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other Information

On November 16, 2015, we issued an earnings release reporting our results of operations for the third quarter of 2015. A copy of that earnings release is furnished herewith as Exhibit 99. This information shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

Item 6. Exhibits

(a) Exhibits

Exhibit
Number	Description of Exhibit

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

99.1*	Press release issued on November 16, 2015, reporting our results of operations for the third quarter of 2015

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Housing & Land Development, Inc.

November 16, 2015	By:	/s/ Pingji Lu
Pingji Lu
Chief Executive Officer
(Principal Executive Officer)

November 16, 2015	By:	/s/ Fang Nie
Fang Nie
Chief Financial Officer
(Principal Financial and Accounting Officer)